Form 10-Q
period 2005-10-29
GameStop Corp.
filed 2005-12-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 29, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
625 Westport Parkway,
Grapevine, Texas	76051
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code:
(817) 424-2000
      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined on Rule 12b-2 of the Exchange Act).     Yes ☑          No ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      Number of shares of $.001 par value Class A Common Stock outstanding as of November 30, 2005: 42,421,756
      Number of shares of $.001 par value Class B Common Stock outstanding as of November 30, 2005: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29,	October 30,	January 29,
	2005	2004	2005

	(Unaudited)	(Unaudited)
	(In thousands, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$81,031	$101,563	$170,992
Receivables, net	34,662	10,490	9,812
Merchandise inventories	746,563	274,752	216,296
Prepaid expenses and other current assets	35,953	14,987	18,400
Prepaid taxes	48,929	12,047	3,053
Deferred taxes	38,622	7,661	5,435

Total current assets	985,760	421,500	423,988

Property and equipment:
Land	10,008	2,000	2,000
Buildings and leasehold improvements	252,243	95,574	106,428
Fixtures and equipment	325,387	169,543	184,536

	587,638	267,117	292,964
Less accumulated depreciation and amortization	162,141	113,615	124,565

Net property and equipment	425,497	153,502	168,399

Goodwill, net	1,440,939	320,888	320,888
Assets to be disposed of	19,190	—	—
Deferred financing fees	20,063	700	566
Other noncurrent assets	34,383	1,149	1,142

Total other assets	1,514,575	322,737	322,596

Total assets	$2,925,832	$897,739	$914,983

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$519,972	$190,657	$206,739
Accrued liabilities	297,799	104,348	94,983
Notes payable, current portion	12,936	49,673	12,173

Total current liabilities	830,707	344,678	313,895

Deferred taxes	69,491	17,820	20,257
Senior notes payable, long-term portion	641,557	—	—
Senior floating rate notes payable, long-term portion	300,000	—	—
Notes payable, long-term portion	22,171	24,347	24,347
Other long-term liabilities	42,458	7,274	13,473

Total long-term liabilities	1,075,677	49,441	58,077

Total liabilities	1,906,384	394,119	371,972

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 42,404, 23,844 and 24,189 shares issued, respectively	42	24	24
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	30	30
Additional paid-in-capital	911,886	496,025	500,769
Accumulated other comprehensive income	100	437	567
Retained earnings	107,390	57,104	91,621
Treasury stock, at cost, 0, 3,263 and 3,263 shares	—	(50,000)	(50,000)

Total stockholders’ equity	1,019,448	503,620	543,011

Total liabilities and stockholders’ equity	$2,925,832	$897,739	$914,983

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Sales	$534,212	$416,737	$1,424,869	$1,134,066
Cost of sales	357,492	297,778	993,957	804,179

Gross profit	176,720	118,959	430,912	329,887
Selling, general and administrative expenses	136,072	89,660	339,369	260,215
Depreciation and amortization	19,224	9,447	40,072	26,505
Merger-related expenses	11,329	—	11,329	—

Operating earnings	10,095	19,852	40,142	43,167
Interest income	(2,825)	(470)	(3,907)	(1,189)
Interest expense	9,255	564	10,564	936
Merger-related interest expense	7,518	—	7,518	—

Earnings (loss) before income tax expense (benefit)	(3,853)	19,758	25,967	43,420
Income tax expense (benefit)	(1,393)	7,699	10,198	17,011

Net earnings (loss)	$(2,460)	$12,059	$15,769	$26,409

Net earnings (loss) per Class A and Class B common share — basic	$(0.04)	$0.22	$0.30	$0.47

Weighted average shares of common stock — basic	56,630	54,334	53,092	55,981

Net earnings (loss) per Class A and Class B common share — diluted	$(0.04)	$0.21	$0.27	$0.45

Weighted average shares of common stock — diluted	56,630	57,367	57,519	59,010

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
	Common Stock				Additional	Other
					Paid-in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total

	(In thousands)
	(Unaudited)
Balance at January 29, 2005	24,189	$24	29,902	$30	$500,769	$567	$91,621	$(50,000)	$543,011
Comprehensive income:
Net earnings for the 39 weeks ended October 29, 2005	—	—	—	—	—	—	15,769	—
Foreign currency translation	—	—	—	—	—	(467)	—	—
Total comprehensive income									15,302
Elimination of treasury stock	(3,263)	(3)	—	—	(49,997)	—	—	50,000	—
Issuance of stock to Electronics Boutique stockholders	20,229	20	—	—	437,124	—	—	—	437,144
Exercise of employee stock options (including tax benefit of $6,627)	1,249	1	—	—	23,990	—	—	—	23,991

Balance at October 29, 2005	42,404	$42	29,902	$30	$911,886	$100	$107,390	$0	$1,019,448

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks	39 Weeks
	Ended	Ended
	October 29,	October 30,
	2005	2004

	(In thousands)
	(Unaudited)
Cash flows from operating activities:
Net earnings	$15,769	$26,409
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	40,286	26,660
Amortization of loan cost	808	294
Amortization of original issue discount on senior notes	85	—
Tax benefit realized from exercise of stock options by employees	6,627	3,564
Deferred taxes	(389)	89
Loss on disposal and impairment of property and equipment	9,154	204
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	2,674	150
Increase in liability to landlords for tenant allowances, net	578	645
Other	(412)	(96)
Changes in operating assets and liabilities, net
Receivables, net	(5,805)	(945)
Merchandise inventories	(209,948)	(51,226)
Prepaid expenses and other current assets	(129)	(647)
Prepaid taxes	(17,760)	728
Accounts payable and accrued liabilities	97,792	11,155

Net cash flows provided by (used in) operating activities	(60,670)	16,984

Cash flows from investing activities:
Purchase of property and equipment	(71,371)	(72,941)
Merger with Electronics Boutique (net of cash acquired)	(886,117)	—
Purchase of Gamesworld	—	(62)
Net increase in other noncurrent assets	(18,263)	(828)

Net cash flows used in investing activities	(975,751)	(73,831)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger (net of discount)	641,472	—
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	300,000	—
Issuance of shares relating to employee stock options	17,364	6,248
Payment of debt relating to repurchase of Class B shares	(12,173)	—
Payment of debt relating to pre-existing Electronics Boutique debt	(52)	—
Issuance of debt relating to repurchase of Class B shares	—	74,020
Repurchase of Class B shares	—	(111,781)
Purchase of treasury shares through repurchase program	—	(14,994)

Net cash flows provided by (used in) financing activities	946,611	(46,507)

Exchange rate effect on cash and cash equivalents	(151)	12

Net decrease in cash and cash equivalents	(89,961)	(103,342)
Cash and cash equivalents at beginning of period	170,992	204,905

Cash and cash equivalents at end of period	$81,031	$101,563

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation
      GameStop Corp., formerly known as GSC Holdings Corp., (the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination (the “merger”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The Company is one of the world’s largest retailers of video games and entertainment software.
      The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 13 and 39 week periods ended October 29, 2005 include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the 13 and 39 week periods ended October 29, 2005 include 3 weeks of EB’s results and 13 and 39 weeks, respectively, of Historical GameStop’s results. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.
      The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands and in U.S. dollars unless otherwise indicated.
      The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with Historical GameStop’s annual report on Form 10-K/ A for the 52 weeks ended January 29, 2005. For information relating to EB prior to the merger, you should refer to the audited consolidated financial statements and notes thereto, which are included in EB’s annual report on Form 10-K/ A for the 52 weeks ended January 29, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.
      Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 29, 2005 are not indicative of the results to be expected for the 52 weeks ending January 28, 2006.
      Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Business Combinations, Goodwill and Intangible Assets
      On October 8, 2005, Historical GameStop and EB completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of the Company.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s Class A common stock for each share of Historical GameStop’s Class A common stock owned and one share of the Company’s Class B common stock for each share of Historical GameStop’s Class B common stock owned. Approximately 22.2 million shares of the Company’s Class A common stock were issued in exchange for all outstanding Class A common stock of Historical GameStop based on the one-for-one ratio and approximately 29.9 million shares of the Company’s Class B common stock were issued in exchange for all outstanding Class B common stock of Historical GameStop based on the one-for-one ratio. EB stockholders had the right to receive $38.15 in cash and .78795 of a share of the Company’s Class A common stock for each EB share owned. In aggregate, 20.2 million shares of the Company’s Class A common stock were issued to EB stockholders at a value of approximately $437,144 (based on the closing price of $21.61 of Historical GameStop’s Class A common stock on April 15, 2005, the last trading day before the date the merger was announced). In addition, approximately $993,254 in cash was paid in consideration for (i) all outstanding common stock of EB, and (ii) all outstanding stock options of EB. Including transaction costs of $13,558 incurred by Historical GameStop, the total consideration paid was approximately $1,443,956.
      The consolidated financial statements include the results of EB from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

October 8,
2005

Current assets	$538,798
Property, plant & equipment	235,182
Goodwill	1,120,051
Intangible assets:
Point-of-sale software	3,150
Non-compete agreements	282
Leasehold interests	17,299

Total intangible assets	20,731
Other long-term assets	34,046
Current liabilities	(419,064)
Deferred income tax liabilities	(49,636)
Long-term liabilities	(36,152)

Total purchase price	$1,443,956

      In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted average amortization period for the intangible assets is approximately 4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes.
      The following table summarizes unaudited pro forma financial information assuming the merger had occurred on the first day of fiscal 2004. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. We have not finalized integration plans, and accordingly, this pro forma information does not include all costs related to the merger.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Management also expects to realize operating synergies. Synergies will come from reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(Unaudited)
Sales	$885,651	$861,586	$2,729,972	$2,311,842
Cost of sales	606,230	620,445	1,929,131	1,652,632

Gross profit	279,421	241,141	800,841	659,210
Selling, general and administrative expenses	230,913	191,023	673,791	541,302
Depreciation and amortization	23,155	21,280	68,004	62,028

Operating earnings	25,353	28,838	59,046	55,880
Interest expense, net	20,271	18,734	59,704	55,385

Earnings (loss) before income tax expense (benefit)	5,082	10,104	(658)	495
Income tax expense (benefit)	1,855	3,688	(240)	181

Net earnings (loss)	$3,227	$6,416	$(418)	$314

      In connection with the merger, management incurred merger related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. These employees are expected to be terminated between December 2005 and July 2006. Certain senior executives with EB received payments in the amount of $3,960 in accordance with employment contracts. The Pennsylvania corporate office and distribution center are owned facilities which are currently being marketed for sale and are classified in the accompanying balance sheet as “Assets to be disposed of”. Sale of these facilities is expected to occur within the next year.
      The liability for lease terminations is associated with stores and the Nevada call center to be closed and will be paid over the remaining lease terms through 2015, if the Company is unsuccessful in negotiating lease terminations or sublease agreements. The Company intends to close these stores in the next year. The disposals of property and equipment are related to assets of Historical GameStop which are either impaired or have been, or will be, either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remain as an accrual until the assets are disposed of and the costs are paid, which is expected to occur in the next few months.
      Merger related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in 2006 and management anticipates completion of all integration activities in 2006. Finalization of integration plans may result in additional liabilities which will increase goodwill.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table represents the activity during the 39 weeks ended October 29, 2005 associated with EB merger costs and related liabilities:

			Write-Offs
	Charged to	Charged to	and		Balance at
	Acquisition	Costs and	Non-Cash	Cash	End of
	Costs	Expenses	Charges	Payments	Period

	(In thousands)
Severance and employee related costs	$17,889	$—	$—	$3,960	$13,929
Lease terminations	10,641	—	—	—	10,641
Disposal of property and equipment	2,494	10,020	10,020	—	2,494
Merger costs and other	34,669	8,827	496	38,328	4,672

Total	$65,693	$18,847	$10,516	$42,288	$31,736

3.	Accounting for Stock-Based Compensation
      In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“FAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in FAS 123(R). However, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available, but we have not yet completed our assessment of the alternatives. FAS 123(R) will be effective for the Company beginning with the first quarter of 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. We have not yet concluded which transition option we will select.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share as if the Company had applied the fair value recognition provisions of FAS 123(R) to stock-based employee compensation for the options granted under its plans:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net earnings (loss), as reported	$(2,460)	$12,059	$15,769	$26,409
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,949	2,446	5,328	6,987

Pro forma net earnings (loss)	$(4,409)	$9,613	$10,441	$19,422

Net earnings (loss) per Class A and Class B common share — basic, as reported	$(0.04)	$0.22	$0.30	$0.47

Net earnings (loss) per Class A and Class B common share — basic, pro forma	$(0.08)	$0.18	$0.20	$0.35

Net earnings (loss) per Class A and Class B common share — diluted, as reported	$(0.04)	$0.21	$0.27	$0.45

Net earnings (loss) per Class A and Class B common share — diluted, pro forma	$(0.08)	$0.17	$0.18	$0.33

      The weighted-average fair value of the options granted during the 13 weeks ended October 29, 2005 was estimated at $14.36 and the weighted-average fair values of the options granted during the 39 weeks ended October 29, 2005 and October 30, 2004 were estimated at $8.83 and $7.86, respectively, using the Black-Scholes option pricing model with the following assumptions:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Volatility	54.4%	—	57.3%	60.1%
Risk-free interest rate	4.0%	—	4.2%	3.3%
Expected life (years)	6.0	—	6.0	6.0
Expected dividend yield	0%	—	0%	0%
      There were no options granted during the 13 weeks ended October 30, 2004.

4.	Computation of Net Earnings Per Common Share
      The Company has two classes of common stock and computes earnings per share using the two-class method in accordance with Financial Accounting Standard No. 128 Earnings per Share. The holders of the Company’s Class A and Class B common stock have identical rights to dividends and to distributions in the event of a liquidation, dissolution or winding up of the Company. Accordingly, the earnings per common share

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
for the two classes of common stock are the same. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
Net earnings (loss)	$(2,460)	$12,059	$15,769	$26,409

Weighted average common shares outstanding:
Class A	26,728	20,338	23,190	20,643
Class B	29,902	33,996	29,902	35,338

Weighted average common shares outstanding	56,630	54,334	53,092	55,981
Dilutive effect of options and warrants on Class A common stock	—	3,033	4,427	3,029

Common shares and dilutive potential common shares	56,630	57,367	57,519	59,010

Net earnings (loss) per Class A and Class B common share:
Basic	$(0.04)	$0.22	$0.30	$0.47

Diluted	$(0.04)	$0.21	$0.27	$0.45

      The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates

	(In thousands, except per share data)
13 Weeks Ended October 29, 2005	12,263	$3.53 – $35.88	Through 2015
13 Weeks Ended October 30, 2004	5,044	$18.00 – $21.25	Through 2014

5.	Debt
      In October 2005, in connection with the merger, the Company entered into a five year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.
      The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 29, 2005 the applicable margin was 0.0% for prime rate loans and 1.50% for LIBOR loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.
      As of October 29, 2005, there were no borrowings outstanding under the Revolver, however, letters of credit outstanding totaled $2,800.
      On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of October 29, 2005, the Company maintained additional credit facilities in Spain. In aggregate, the committed lines related to these additional credit facilities totaled the equivalent of $1,146 at the current exchange rate with $766 of debt outstanding. As of October 29, 2005, Jump had other third-party debt of approximately $633.
      As of October 29, 2005, the Company was in compliance with all covenants associated with its credit facilities.
      On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the merger, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). At such time, the gross proceeds of the offering of the Notes were placed in escrow pending approval of the merger by Historical GameStop’s and EB’s stockholders, which approval was a condition to the consummation of the merger. The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
      The Notes were sold pursuant to a purchase agreement, dated September 21, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Purchase Agreement”). A copy of the Purchase Agreement was filed as Exhibit 1.1 to Historical GameStop’s Current Report on Form 8-K, dated September 27, 2005.
      The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The initial rate of interest on the Senior Floating Rate Notes is 7.845% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers will pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, commencing on January 1, 2006, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers will pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, commencing on April 1, 2006, to holders of record on the immediately preceding March 15 and September 15, and at maturity. A copy of the Indenture was filed as Exhibit 4.2 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. A copy of the Registration Rights Agreement was filed as Exhibit 4.3 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.
      At the scheduled meetings of Historical GameStop’s and Electronics Boutique’s stockholders held on October 6, 2005, the proposal for the business combination was approved. On October 7, 2005, the proceeds of the offering placed in escrow, minus certain fees and expenses of the initial purchasers and others, were released to the Company. Such net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.
      Concurrently with the consummation of the merger on October 8, 2005, EB and its direct and indirect domestic wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into: (1) a first supplemental indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture; and (2) a joinder agreement, dated October 8, 2005, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Purchase Agreement and the Registration Rights Agreement.
      Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Floating Rate Notes and/or Senior Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. The Issuers may acquire Senior Floating Rate Notes and Senior Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.
      Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
      The Indenture contains affirmative, negative and financial covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency.
      In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Payments of $37,500 and $12,173 were made in January 2005 and October 2005, respectively, as required by the promissory note, which also requires

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
payments of $12,173 due in each of October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.
      On May 25, 2005, a subsidiary of EB closed on a 10-year, $9,450 mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of October 29, 2005, the outstanding principal balance under the mortgage was approximately $9,362.

6.	Comprehensive Income
      Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consists of the following:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(In thousands)
Net earnings (loss)	$(2,460)	$12,059	$15,769	$26,409
Other comprehensive income (loss):
Foreign currency translation adjustments	143	312	(467)	141

Total comprehensive income (loss)	$(2,317)	$12,371	$15,302	$26,550

7.	Income Taxes
      The tax provisions for the 13 weeks and 39 weeks ended October 29, 2005 and October 30, 2004 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions
      The Company operates departments within bookstores operated by Barnes & Noble, an affiliate of Historical GameStop until November 2004. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $171 and $186 for the 13 weeks ended October 29, 2005 and October 30, 2004, respectively, and $565 and $567 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively.
      Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon Historical GameStop’s total payroll expense, property and equipment, and insurance claim history. Management deemed the allocation methodology to be reasonable. These charges amounted to $277 and $621 for the 13 weeks ended October 29, 2005 and October 30, 2004, respectively, and $1,514 and $1,941 for the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. Although Historical GameStop has secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company.
      In October 2004, the Board of Directors authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, the remaining balance of which is payable in installments over the next two years and bears interest at 5.5% per annum, payable when principal installments are due. Historical GameStop made a scheduled principal payment of $37,500 on the promissory note in January 2005 and a scheduled principal payment of $12,173 in October 2005. Interest expense on the promissory note for the 13 weeks and 39 weeks ended October 30, 2004 totaled $328 and $328, respectively, and interest expense on the promissory note for the 13 weeks and 39 weeks ended October 29, 2005 totaled $458 and $1,473, respectively.
      On November 2, 2002, EB sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2,200 in cash and the assumption of lease related liabilities in excess of $13,000. The purchaser, SCAC, is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. The transaction was negotiated and approved by a committee of EB’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. As of October 29, 2005, each of the BC store leases had been assigned to SCAC. As EB remains contingently liable for these leases, Mr. Kim has agreed to indemnify EB against any liabilities associated with these leases.
      In connection with the merger, Historical GameStop agreed to pay the legal fees and expenses of one if its directors, Leonard Riggio, including legal fees and expenses incurred in connection with the preparation and filing of Mr. Riggio’s notification and report form under the Hart Scott Rodino Antitrust Improvements Act of 1976. The Company estimates that Mr. Riggio’s fees and expenses in connection with the merger were approximately $150.

9.	Legal Proceedings
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against Historical GameStop and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and resulted in a cost to Historical GameStop of approximately $2,750. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and settlement payments have been made. A final judgement has been entered by the court and the settlement process is complete.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against Historical GameStop in U.S. District Court, Western District of Louisiana, Lafayette/Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz was seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. In July 2005, Kurtz filed a voluntary dismissal of his complaint which the court approved. The matter has now been dismissed. The dismissal is with prejudice as to Kurtz’s individual claims.
      On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
plaintiff, joined by another former employee, moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs have requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion is scheduled to be heard in December 2005.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600,000 under the Alabama wrongful death statute and punitive damages. The Company and the other defendants intend to vigorously defend this action and have filed a motion to dismiss the case on various grounds. The court was stayed, pending the criminal trial of Mr. Moore, who the jury subsequently found guilty of capital murder. He was sentenced to death in August 2005. The court heard the motion to dismiss on November 3, 2005. The court has not yet ruled on the motion.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

10.	Significant Product Information
      The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) for the periods indicated for those products in the product categories which the Company considers to be significant:

	13 Weeks Ended				39 Weeks Ended

	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004

		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$48.4	9.0%	$35.8	8.6%	$174.1	12.2%	$108.9	9.6%
New video game software	216.2	40.5%	190.2	45.6%	539.4	37.9%	457.5	40.4%
Used video game products	170.2	31.9%	114.5	27.5%	459.4	32.2%	355.3	31.3%
Other	99.4	18.6%	76.2	18.3%	252.0	17.7%	212.4	18.7%

Total	$534.2	100.0%	$416.7	100.0%	$1,424.9	100.0%	$1,134.1	100.0%

      Other products include PC entertainment and other software and accessories, magazines and character–related merchandise.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended

	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004

		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$5.2	10.7%	$2.1	5.9%	$10.0	5.7%	$5.4	5.0%
New video game software	53.8	24.9%	38.7	20.3%	116.3	21.6%	90.3	19.7%
Used video game products	77.2	45.4%	51.1	44.6%	211.3	46.0%	160.6	45.2%
Other	40.5	40.7%	27.1	35.6%	93.3	37.0%	73.6	34.7%

Total	$176.7	33.1%	$119.0	28.5%	$430.9	30.2%	$329.9	29.1%

11.	Segment Information
      Following the completion of the merger, the Company now operates its business in the following segments: United States, Canada, Australia/ New Zealand and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce web sites under the names gamestop.com and EBgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia/ New Zealand include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in Austria, Denmark, Finland, Germany, Ireland, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material.

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

	(In thousands, except per share data)
	(Unaudited)
Sales by operating segment are as follows::
United States	$483,737	$411,360	$1,361,933	$1,121,163
Canada	13,199	—	13,199	—
Australia/ New Zealand	11,433	—	11,433	—
Europe	25,843	5,377	38,304	12,903

Total	$534,212	$416,737	$1,424,869	$1,134,066

Operating earnings (loss) by operating segment are as follows:
United States	$10,504	$20,905	$43,504	$45,861
Canada	784	—	784	—
Australia/ New Zealand	(155)	—	(155)	—
Europe	(1,038)	(1,053)	(3,991)	(2,694)

Total	$10,095	$19,852	$40,142	$43,167

      The Company is in the process of evaluating the allocation of goodwill to its operating segments.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Supplemental Cash Flow Information

	39 Weeks	39 Weeks
	Ended	Ended
	October 29,	October 30,
	2005	2004

Cash paid during the period for:
Interest	$1,861	$188

Income taxes	18,063	13,867

Non-cash supplemental information:
Issuance of common shares to EB stockholders	$437,144	$—

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
      The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in Historical GameStop’s Annual Report on Form 10-K/ A for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission (the “SEC”) on September 2, 2005 (the “Form 10-K/ A”), including the factors disclosed under “Business — Risk Factors” and the Company’s Registration Statement on Form S-4 filed with the SEC on September 2, 2005 (“Form S-4”) including the factors disclosed under “Risk Factors.”
General
      We are one of the largest retailers of video game products and PC entertainment software in the world. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of October 29, 2005, we operated 4,416 stores, in 50 US states, Austria, Australia, Canada, Denmark, Finland, Germany, Ireland, Italy, New Zealand, Norway, Puerto Rico, Spain, Sweden, Switzerland and the United Kingdom, primarily under the names GameStop and EB Games. We also operate electronic commerce web sites under the names gamestop.com and EBgames.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.
      Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Dual Screen in November 2004. Sony introduced PlayStation Portable (“Sony PSP”) in March 2005. Microsoft introduced Xbox 360 in November 2005. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future.
      On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of GameStop Corp., formerly known as GSC Holdings Corp., (the “Company”), a Delaware corporation formed for the purpose of consummating the business combination (the “merger”). The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying consolidated financial statements and notes thereto include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the 13 and 39 week periods ended October 29, 2005 include 3 weeks of EB’s results and 13 and 39 weeks, respectively, of Historical GameStop’s results.
      Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s Class A common stock for each share of Historical GameStop’s Class A common stock owned and one share of the Company’s Class B common stock for each share of Historical GameStop’s Class B common stock owned. Approximately 22.2 million shares of the Company’s Class A common stock were issued in exchange for all outstanding Class A common stock of Historical GameStop based on the one-for-one ratio and approximately 29.9 million shares of the Company’s Class B common stock were issued in exchange for all outstanding Class B common stock of Historical GameStop based on the one-for-one ratio. EB stockholders had the right to receive $38.15 in cash and .78795 of a share of the Company’s Class A common stock for each EB share owned. In aggregate, 20.2 million shares of the Company’s Class A common stock were issued to EB stockholders at a value of approximately $437.1 million (based on the closing price of $21.61 of Historical GameStop’s Class A common stock on April 15, 2005, the last trading day before the date the merger was announced). In addition, approximately $993.3 million in cash was paid in consideration for (i) all outstanding common stock of EB, based upon the pro-ration provisions of the Merger Agreement, and (ii) all outstanding stock options of EB. Including transaction costs of $13.6 million, the total consideration paid was approximately $1.4 billion.
Critical Accounting Policies
      Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K/ A in Note 1 of “Notes to the Consolidated Financial Statements.”
Results of Operations
      The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended

	October 29,	October 30,	October 29,	October 30,
	2005	2004	2005	2004

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.9	71.5	69.8	70.9

Gross profit	33.1	28.5	30.2	29.1
Selling, general and administrative expenses	25.5	21.5	23.8	23.0
Depreciation and amortization	3.6	2.2	2.8	2.3
Merger expenses	2.1	—	0.8	—

Operating earnings	1.9	4.8	2.8	3.8
Interest expense, net	1.2	0.1	0.5	0.0
Merger-related interest expense	1.4	—	0.5	—

Earnings (loss) before income tax expense (benefit)	(0.7)	4.7	1.8	3.8
Income tax expense (benefit)	(0.2)	1.8	0.7	1.5

Net earnings (loss)	(0.5)%	2.9%	1.1%	2.3%

      The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended October 29, 2005 and October 30, 2004, these purchasing, receiving and distribution costs amounted to $4.7 million and $2.3 million, respectively. For the 39 weeks ended October 29, 2005 and October 30, 2004, these purchasing, receiving and distribution costs amounted to $9.1 million and $6.6 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended October 29, 2005 and October 30, 2004, these processing fees amounted to $3.7 million and $2.6 million, respectively. For the 39 weeks ended October 29, 2005 and October 30, 2004, these processing fees amounted to $9.4 million and $6.8 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1% for the 13 weeks ended October 30, 2004. For the 13 weeks ended October 29, 2005, the net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2%. The effect of these classifications on the 39 weeks ended October 29, 2005 and October 30, 2004 was not material.
      The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended

	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004

		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$48.4	9.0%	$35.8	8.6%	$174.1	12.2%	$108.9	9.6%
New video game software	216.2	40.5%	190.2	45.6%	539.4	37.9%	457.5	40.4%
Used video game products	170.2	31.9%	114.5	27.5%	459.4	32.2%	355.3	31.3%
Other	99.4	18.6%	76.2	18.3%	252.0	17.7%	212.4	18.7%

Total	$534.2	100.0%	$416.7	100.0%	$1,424.9	100.0%	$1,134.1	100.0%

      Other products include PC entertainment and other software and accessories, magazines and character–related merchandise.
      The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended

	October 29, 2005		October 30, 2004		October 29, 2005		October 30, 2004

		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent

Gross profit:
New video game hardware	$5.2	10.7%	$2.1	5.9%	$10.0	5.7%	$5.4	5.0%
New video game software	53.8	24.9%	38.7	20.3%	116.3	21.6%	90.3	19.7%
Used video game products	77.2	45.4%	51.1	44.6%	211.3	46.0%	160.6	45.2%
Other	40.5	40.7%	27.1	35.6%	93.3	37.0%	73.6	34.7%

Total	$176.7	33.1%	$119.0	28.5%	$430.9	30.2%	$329.9	29.1%

Segment Information
      Following the completion of the merger, the Company now operates its business in the following segments: United States, Canada, Australia/ New Zealand and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce web sites under the names gamestop.com and EBgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia/ New Zealand include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in Austria, Denmark, Finland, Germany, Ireland, Italy, Norway, Spain, Sweden, Switzerland and the United Kingdom. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material.
      Sales by operating segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended

	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

United States	$483.7	$411.3	$1,362.0	$1,121.2
Canada	13.2	—	13.2	—
Australia/ New Zealand	11.4	—	11.4	—
Europe	25.9	5.4	38.3	12.9

Total	$534.2	$416.7	$1,424.9	$1,134.1

      Operating earnings (loss) by operating segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended

	October 29, 2005	October 30, 2004	October 29, 2005	October 30, 2004

United States	$10.5	$20.9	$43.5	$45.9
Canada	0.8	—	0.8	—
Australia/ New Zealand	(0.2)	—	(0.2)	—
Europe	(1.0)	(1.1)	(4.0)	(2.7)

Total	$10.1	$19.8	$40.1	$43.2

      Because the segment results for international operations consist primarily of the results for the three weeks of EB’s operations owned by the Company, management does not believe that further discussion of the segment results will be meaningful.
     13 weeks ended October 29, 2005 compared with the 13 weeks ended October 30, 2004
      Sales increased by $117.5 million, or 28.2%, from $416.7 million in the 13 weeks ended October 30, 2004 to $534.2 million in the 13 weeks ended October 29, 2005. The increase in sales was attributable to approximately $41.5 million in additional, non-comparable store sales from the 400 stores opened since August 1, 2004 and approximately $118.8 million in sales from EB for the three weeks of its operations owned by the Company. These increased sales were offset by approximately $42.8 million due to a decline of 11.2% in comparable Historical GameStop store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decrease for the third quarter of fiscal 2005 (the 52 weeks ending January 28, 2006) was expected due to the third quarter of fiscal 2004 (the 52 weeks ending January 29, 2005) release of several strong video games.
      The merger led to an increase in new video game hardware sales of $12.6 million, or 35.2%, from the 13 weeks ended October 30, 2004 to the 13 weeks ended October 29, 2005. New hardware sales increased as a percentage of sales from 8.6% in the 13 weeks ended October 30, 2004 to 9.0% in the 13 weeks ended October 29, 2005. The merger led to an increase in new video game software sales of $26.0 million, or 13.7%, from the 13 weeks ended October 30, 2004 to the 13 weeks ended October 29, 2005. Used video game product sales also grew due to an increase in store count, efforts to increase the supply of used inventory available for sale and the merger, with an increase in sales of $55.7 million, or 48.6%, from the 13 weeks ended October 30, 2004 to the 13 weeks ended October 29, 2005. Sales of other product categories grew 30.4%, or $23.2 million, from the 13 weeks ended October 30, 2004 to the 13 weeks ended October 29, 2005, due to the merger. Sales of new video game software were 45.6% of total sales in the 13 weeks ended October 30, 2004 due to several strong video game releases during that quarter. Sales of new video game software as a percentage of total sales declined to 40.5% for the 13 weeks ended October 29, 2005, while sales of used video game products increased from 27.5% of total sales in the 13 weeks ended October 30, 2004 to 31.9% of total sales in the 13 weeks ended October 29, 2005.
      Cost of sales increased by $59.7 million, or 20.0%, from $297.8 million in the 13 weeks ended October 30, 2004 to $357.5 million in the 13 weeks ended October 29, 2005 as a result of the changes in gross profit discussed below.
      Gross profit increased by $57.7 million, or 48.5%, from $119.0 million in the 13 weeks ended October 30, 2004 to $176.7 million in the 13 weeks ended October 29, 2005. Gross profit as a percentage of sales increased from 28.5% in the 13 weeks ended October 30, 2004 to 33.1% in the 13 weeks ended October 29, 2005. The gross profit percentage increase was caused by increases in vendor allowances (in part due to the EB merger), the shift in sales from lower margin new video game software to higher margin used video game products, efforts to improve margins and efforts to minimize freight costs. Gross profit as a percentage of sales on new video game hardware, new video game software and other products increased from 5.9%, 20.3% and 35.6%, respectively in the prior year quarter to 10.7%, 24.9% and 40.7% of sales, respectively, this quarter due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 44.6% in the 13 weeks ended October 30, 2004 to 45.4% in the 13 weeks ended October 29, 2005 due to increased efforts to monitor margin rates.
      The Company expects gross profit as a percentage of sales in the fourth quarter of fiscal 2005 to be impacted by the launch of Microsoft’s Xbox 360 hardware platform in the United States, Canada and Europe. Management does not expect the increased level of vendor allowances achieved in the 13 weeks ended October 29, 2005 to continue in the fourth quarter of fiscal 2005 or into fiscal 2006 (the 53 weeks ending February 3, 2006).
      Selling, general and administrative expenses increased by $46.4 million, or 51.7%, from $89.7 million in the 13 weeks ended October 30, 2004 to $136.1 million in the 13 weeks ended October 29, 2005. This increase was primarily attributable to approximately $30.2 million incurred by EB for the three weeks of its operations owned by the Company, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 21.5% in the 13 weeks ended October 30, 2004 to 25.5% in the 13 weeks ended October 29, 2005. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and due to relocation costs and duplicate costs incurred during the transition from our old corporate headquarters and distribution center to our new facilities.
      Depreciation and amortization expense increased from $9.4 million for the 13 weeks ended October 30, 2004 to $19.2 million in the 13 weeks ended October 29, 2005. This increase of $9.8 million was primarily due to $8.1 million in depreciation and amortization expense incurred by EB during the three weeks of its operations owned by the Company. The remaining increase in depreciation and amortization expense was due to capital expenditures for new stores and management information systems and the commencement of full operations in the Company’s new corporate headquarters and distribution facility.
      Interest income resulting from the investment of excess cash balances increased from $0.5 million in the 13 weeks ended October 30, 2004 to $2.8 million in the 13 weeks ended October 29, 2005 due primarily to interest earned on the investment of the $941.5 million in proceeds of the offering of the senior notes and the senior floating rate notes from the issuance date until the date of the merger and interest income earned by EB on its invested assets. Interest expense increased from $0.6 million in the 13 weeks ended October 30, 2004 to $9.3 million in the 13 weeks ended October 29, 2005 primarily due to the interest incurred on the $650 million senior notes payable and the $300 million senior floating rate notes payable.
      The Company’s results of operations for the 13 weeks ended October 29, 2005 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $11.3 million considered in operating earnings and $7.5 million included in interest expenses. The $11.3 million included $9.6 million in one-time charges associated with assets of the Company considered to be impaired as a result of the merger and $1.1 million in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the merger included in interest expense include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the merger. The Company expects to incur additional costs in the remainder of fiscal 2005 and in fiscal 2006 to integrate the operations of Historical GameStop and EB.
      Tax expense (benefit) for the 13 weeks ended October 30, 2004 and the 13 weeks ended October 29, 2005 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2004 to fiscal 2005 due to corporate restructuring. Tax benefit for the 13 weeks ended October 29, 2005 included estimates of EB’s effective tax rate for the three weeks of its operations owned by the Company. Income tax expense was $7.7 million for the 13 weeks ended October 30, 2004 compared to a tax benefit of $1.4 million in the 13 weeks ended October 29, 2005.
      The factors described above led to a decrease in operating earnings of $9.8 million, or 49.2%, from $19.9 million in the 13 weeks ended October 30, 2004 to $10.1 million in the 13 weeks ended October 29, 2005, and a decrease from net earnings of $12.1 million in the 13 weeks ended October 30, 2004 to a net loss of $2.5 million in the 13 weeks ended October 29, 2005.

39 weeks ended October 29, 2005 compared with the 39 weeks ended October 30, 2004
      Sales increased by $290.8 million, or 25.6%, from $1,134.1 million in the 39 weeks ended October 30, 2004 to $1,424.9 million in the 39 weeks ended October 29, 2005. The increase in sales was attributable to approximately $146.4 million in additional, non-comparable store sales from the 509 stores opened since January 31, 2004, approximately $118.8 million in sales from EB for the three weeks of its operations owned by the Company and an increase of approximately $25.6 million due to an increase of 1.7% in comparable Historical GameStop store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.
      The strength of the Sony PSP launch and the merger with EB led to an increase in new video game hardware sales of $65.1 million, or 59.8%, from the 39 weeks ended October 30, 2004 to the 39 weeks ended October 29, 2005. New hardware sales increased as a percentage of sales from 9.6% in the 39 weeks ended October 30, 2004 to 12.2% in the 39 weeks ended October 29, 2005 due to the Sony PSP launch. The merger and the Sony PSP launch led to an increase in new video game software sales of $82 million, or 17.9%, from the 39 weeks ended October 30, 2004 to the 39 weeks ended October 29, 2005. Used video game products continued to show impressive growth due to efforts to increase the supply of used inventory available for sale and the merger, with an increase in sales of $104.1 million, or 29.3%, from the 39 weeks ended October 30, 2004 to the 39 weeks ended October 29, 2005. Sales of other product categories grew 18.6%, or $39.6 million, from the 39 weeks ended October 30, 2004 to the 39 weeks ended October 29, 2005, due to the merger and the sale of accessories to accompany the Sony PSP. The growth in hardware sales impacted the sales of new video game software and other products as a percentage of sales.
      Cost of sales increased by $189.8 million, or 23.6%, from $804.2 million in the 39 weeks ended October 30, 2004 to $994.0 million in the 39 weeks ended October 29, 2005 as a result of the changes in gross profit discussed below.
      Gross profit increased by $101.0 million, or 30.6%, from $329.9 million in the 39 weeks ended October 30, 2004 to $430.9 million in the 39 weeks ended October 29, 2005. Gross profit as a percentage of sales increased from 29.1% in the 39 weeks ended October 30, 2004 to 30.2% in the 39 weeks ended October 29, 2005. This increase was primarily the result of increased vendor allowances (in part due to the EB merger), efforts to improve margins and efforts to minimize freight costs. These increases were offset by a decrease in gross profit as a percentage of sales caused by the shift in sales mix from higher margin video game software and other products to lower margin video game hardware caused by the sales of the Sony PSP hardware units. Gross profit as a percentage of sales on new video game hardware, new video game software and other products increased from 5.0%, 19.7% and 34.7%, respectively in the 39 weeks ended October 30, 2004 to 5.7%, 21.6% and 37.0% of sales, respectively, this quarter due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 45.2% in the 39 weeks ended October 30, 2004 to 46.0% in the 39 weeks ended October 29, 2005 due to increased efforts to monitor margin rates.
      Selling, general and administrative expenses increased by $79.2 million, or 30.4%, from $260.2 million in the 39 weeks ended October 30, 2004 to $339.4 million in the 39 weeks ended October 29, 2005. These increases were primarily attributable to approximately $30.2 million incurred by EB for the three weeks of its operations owned by the Company, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 23.0% in the 39 weeks ended October 30, 2004 to 23.8% in the 39 weeks ended October 29, 2005. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and due to relocation costs and duplicate costs incurred during the transition from our old corporate headquarters and distribution center to our new facilities. Selling, general and administrative expenses in the 39 weeks ended October 30, 2004 included the $2.8 million provision for the California labor litigation settlement and the $2.8 million charge attributable to professional fees related to the spin-off of Historical GameStop Class B common stock previously owned by Barnes & Noble, which totaled 0.5% of sales.
      Depreciation and amortization expense increased from $26.5 million for the 39 weeks ended October 30, 2004 to $40.1 million in the 39 weeks ended October 29, 2005. This increase of $13.6 million was primarily due to $8.1 million in depreciation and amortization expense incurred by EB during the three weeks of its operations owned by the Company. The remaining increase in depreciation and amortization expense was due to capital expenditures for new stores and management information systems and the commencement of full operations in the Company’s new corporate headquarters and distribution facility.
      Interest income resulting from the investment of excess cash balances increased from $1.2 million in the 39 weeks ended October 30, 2004 to $3.9 million in the 39 weeks ended October 29, 2005 due to an increase in the average yield on the investments, interest earned on the investment of the $941.5 million in proceeds of the offering of the senior notes and the senior floating rate notes from the issuance date until the date of the merger and interest income earned by EB on its invested assets. Interest expense increased from $0.9 million in the 39 weeks ended October 30, 2004 to $10.6 million in the 39 weeks ended October 29, 2005 primarily due to the interest incurred on the $650 million senior notes payable and the $300 million senior floating rate notes payable and the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of Historical GameStop’s Class B common stock.
      The Company’s results of operations for the 39 weeks ended October 29, 2005 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $11.3 million considered in operating earnings and $7.5 million included in interest expenses. The $11.3 million included $9.6 million in one-time charges associated with assets of the Company considered to be impaired as a result of the merger and $1.1 million in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the merger included in interest expense include a fee of $7.1 million for an unused bridge financing facility which was required to be in place in connection with the issuance of the senior and senior floating rate notes and the closing of the merger. The Company expects to incur additional costs in the remainder of fiscal 2005 and in fiscal 2006 to integrate the operations of Historical GameStop and EB.
      Tax expense for the 39 weeks ended October 30, 2004 and the 39 weeks ended October 29, 2005 was based upon management’s estimate of the Company’s annualized effective tax rate, which is expected to decrease from fiscal 2004 to fiscal 2005 due to corporate restructuring. Tax expense for the 39 weeks ended October 29, 2005 included estimates of EB’s effective tax rate for the three weeks of its operations owned by the Company. Income tax expense decreased from $17.0 million for the 39 weeks ended October 30, 2004 to $10.2 million in the 39 weeks ended October 29, 2005.
      The factors described above led to a decrease in operating earnings of $3.1 million, or 7.2%, from $43.2 million in the 39 weeks ended October 30, 2004 to $40.1 million in the 39 weeks ended October 29, 2005, and a decrease in net earnings of $10.6 million, or 40.2%, from $26.4 million in the 39 weeks ended October 30, 2004 to $15.8 million in the 39 weeks ended October 29, 2005.

Seasonality
      The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.
Liquidity and Capital Resources
      During the 39 weeks ended October 29, 2005, cash used in operations was $60.7 million, compared to cash provided by operations of $17.0 million during the 39 weeks ended October 30, 2004. In the 39 weeks ended October 29, 2005, cash used in operations was primarily due to an increase in merchandise inventories of $209.9 million, an increase in prepaid taxes of $17.8 million and an increase in receivables of $5.8 million, which were offset by an increase in accounts payable and accrued liabilities of $97.8 million, net income of $15.8 million, depreciation and amortization totaling $41.2 million, losses on disposal of, and merger-related impairment of, property and equipment of $9.2 million and $6.6 million in tax benefits realized from the exercise of stock options by employees. In the 39 weeks ended October 30, 2004, cash provided by operations was primarily due to net income of $26.4 million, depreciation and amortization of $26.7 million, an increase in accounts payable and accrued liabilities of $11.2 million and the $3.6 million tax benefit realized from the exercise of stock options by employees, which were offset by an increase in merchandise inventories of $51.2 million. The increase in merchandise inventories and accounts payable and accrued liabilities during the 39 weeks ended October 29, 2005 was due to the merger, the increase in the number of Historical GameStop stores in operation and typical purchases made in anticipation of fourth quarter seasonal activity. The increase in merchandise inventories during the 39 weeks ended October 30, 2004 was also typical as purchases were made in anticipation of fourth quarter seasonal activity.
      Cash used in investing activities was $975.8 million and $73.8 million during the 39 weeks ended October 29, 2005 and October 30, 2004, respectively. During the 39 weeks ended October 29, 2005, $886.1 million was used to acquire EB. Approximately $9.9 million of our capital expenditures was used to equip and improve our new corporate headquarters and distribution center facility in Grapevine, Texas, and the remaining $61.5 million was used to open new stores, remodel existing stores and invest in information and distribution systems. All corporate headquarters and distribution functions have been relocated to our new corporate headquarters and are now in full operation. During the 39 weeks ended October 30, 2004, our capital expenditures included approximately $21.4 million to acquire, improve and equip our new corporate headquarters and distribution center facility. The remaining $51.5 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems.
      Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 252 stores in the 39 weeks ended October 30, 2004 compared to 242 stores in the 39 weeks ended October 29, 2005 and expect to open between 320 and 335 stores in fiscal 2005. Projected capital expenditures for fiscal 2005 are approximately $90 million, to be used primarily to fund new store openings and invest in distribution and information systems.
      In October 2005, in connection with the merger, the Company entered into a five year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.
      The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

      The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 29, 2005 the applicable margin was 0.0% for prime rate loans and 1.50% for LIBOR loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.
      As of October 29, 2005, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $2.8 million.
      On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of October 29, 2005, the Company maintained additional credit facilities in Spain. In aggregate, the committed lines related to these additional credit facilities totaled the equivalent of $1.1 million at the current exchange rate with $0.8 million of debt outstanding. As of October 29, 2005, Jump had other third-party debt of approximately $0.6 million.
      As of October 29, 2005, the Company was in compliance with all covenants associated with its credit facilities.
      On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the merger, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). At such time, the gross proceeds of the offering of the Notes were placed in escrow pending approval of the merger by Historical GameStop’s and EB’s stockholders, which approval was a condition to the consummation of the merger. The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.
      The Notes were sold pursuant to a purchase agreement, dated September 21, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Purchase Agreement”). A copy of the Purchase Agreement was filed as Exhibit 1.1 to Historical GameStop’s Current Report on Form 8-K, dated September 27, 2005.
      The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The initial rate of interest on the Senior Floating Rate Notes is 7.845% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers will pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, commencing on January 1, 2006, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers will pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, commencing on April 1, 2006, to holders of record on the immediately preceding March 15 and September 15, and at maturity. A copy of the Indenture was filed as Exhibit 4.2 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.
      In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights

Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. A copy of the Registration Rights Agreement was filed as Exhibit 4.3 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.
      At the scheduled meetings of Historical GameStop’s and Electronics Boutique’s stockholders held on October 6, 2005, the proposal for the business combination was approved. On October 7, 2005, the proceeds of the offering placed in escrow, minus certain fees and expenses of the initial purchasers and others, were released to the Company. Such net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.
      Concurrently with the consummation of the merger on October 8, 2005, EB and its direct and indirect domestic wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into: (1) a first supplemental indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture; and (2) a joinder agreement, dated October 8, 2005, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Purchase Agreement and the Registration Rights Agreement.
      Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Floating Rate Notes and/or Senior Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. The Issuers may acquire Senior Floating Rate Notes and Senior Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.
      Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.
      The Indenture contains affirmative, negative and financial covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency.
      On May 25, 2005, a subsidiary of EB closed on a 10-year, $9.5 million mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of October 29, 2005, the outstanding principal balance under the mortgage was approximately $9.4 million.
      In October 2004, the Board of Directors authorized a repurchase of Historical GameStop Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107,000 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million. Scheduled principal payments of $37.5 million and $12.2 million were made in January 2005 and October 2005, respectively. The note also requires two additional payments of $12.2 million each due in October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due. The repurchased shares were immediately retired.
      Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, required payments on the Notes and the note payable to Barnes & Noble, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.
Disclosure Regarding Forward-looking Statements
      This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	the risks involved with our international operations;

•	our ability to successfully integrate the operations of Historical GameStop and EB and manage the combined operations of the Company;

•	the cost savings and other synergies from the merger may not be fully realized or may take longer to realize than expected; and

•	other factors described in the Form 10-K/ A, including those set forth under the caption “Business — Risk Factors.”
      In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “should,” “seeks,” “will” or similar expressions. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.
      Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-Q. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Form 10-Q may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Exposure
      We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with an original maturity of three months or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.
Foreign Currency Risk
      The merger significantly increases our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, Electronics Boutique routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the merger.
      The Company follows the provisions of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.
      The Company uses forward exchange contracts and cross-currency swaps to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These forward exchange contracts and currency swaps are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of these forwards and swaps at October 29, 2005 was a loss of $8.6 million. A hypothetical increase (or decrease) of 10% in foreign currency exchange rates underlying these forwards and swaps from the market rate at October 29, 2005 would result in a (loss) or gain in value of the forwards and swaps of ($9.6 million) or $7.9 million, respectively. The Company had no forward exchange contracts and currency swaps prior to October 8, 2005.

ITEM 4.	Controls and Procedures
      (a) Evaluation of Disclosure Controls and Procedures
      As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.
      (b) Changes in Internal Controls
      The Company completed the merger on October 8, 2005. EB operates on different information technology systems from the Company. The Company is currently implementing its information technology systems and integrating its internal control processes at EB. Other than the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION

ITEM 1.	Legal Proceedings
      On May 29, 2003, former Store Manager Carlos Moreira (“Moreira”) filed a class action lawsuit against GameStop Holdings Corp. and its wholly-owned subsidiary Gamestop, Inc. (collectively “GameStop”) in Los Angeles County Superior Court alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime. Moreira was seeking to represent a class of current and former salaried retail managers who were employed by GameStop in California at any time between May 29, 1999 and September 30, 2004. Moreira alleged claims for violation of California Labor Code sections 203, 226 and 1194 and California Business and Professions Code section 17200. Moreira was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. During court-ordered mediation in March 2004, the parties reached a settlement which defined the class of current and former salaried retail managers and resulted in a cost to Historical GameStop of approximately $2.7 million. A provision for this proposed settlement was recorded in the 13 weeks ended May 1, 2004. On January 28, 2005, the court granted approval of the settlement and settlement payments have been made. A final judgement has been entered by the court and the settlement process is complete.
      On October 20, 2004, former Store Manager John P. Kurtz (“Kurtz”) filed a collective action lawsuit against GameStop Holdings Corp. in U.S. District Court, Western District of Louisiana, Lafayette/ Opelousas Division, alleging that GameStop’s salaried retail managers were misclassified as exempt and should have been paid overtime, in violation of the Fair Labor Standards Act. Kurtz was seeking to represent all current and former salaried retail managers who were employed by GameStop for the three years before October 20, 2004. Kurtz was seeking recovery of unpaid overtime, interest, penalties, attorneys’ fees and costs. In July 2005, Kurtz filed a voluntary dismissal of his complaint which the court approved. The matter has now been dismissed. The dismissal is with prejudice as to Kurtz’s individual claims.
      On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff, joined by another former employee, moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs have requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion is scheduled to be heard in December 2005.
      On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600 million under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action and have filed a motion to dismiss the case on various grounds. The court was stayed, pending the criminal trial of Mr. Moore, who the jury subsequently found guilty of capital murder. He was sentenced to death in August 2005. The court heard the motion to dismiss on November 3, 2005. The court has not yet ruled on the motion.
      In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.
      There have been no other material developments in previously reported legal proceedings during the fiscal quarter covered by this Form 10-Q.

ITEM 4.	Submission of Matters to a Vote of Security Holders
      GameStop Holdings Corp.’s (“Historical GameStop”) Annual Meeting of Stockholders was held on October 6, 2005. At the close of business on the record date for the meeting (which was August 30, 2005), there were 21,949,509 shares of Class A common stock and 29,901,662 shares of Class B common stock outstanding and entitled to vote at the meeting as one class. Holders of 19,346,677 shares of Class A common stock (with one vote per share) and 22,822,807 shares of Class B common stock (with ten votes per share) were present at the meeting, either in person or by proxy.
      Historical GameStop’s stockholders adopted the Merger Agreement between Historical GameStop and EB and the transactions contemplated thereby, approved an amendment to Historical GameStop’s certificate of incorporation to provide for the payment of the merger consideration contemplated by the Merger Agreement and approved the amendment to the Historical GameStop Amended and Restated 2001 Incentive Plan by the following vote:

	In Favor	Against	Abstained

Class A common stock	13,242,233	210,500	34,156
Class B common stock	189,057,740	2,294,800	3,891,170

Total	202,299,973	2,505,300	3,925,326
      Historical GameStop’s stockholders did not adopt the Company’s 2005 Incentive Plan by the following vote:

In Favor	Against	Abstained

84,651,757	123,705,036	373,806
      The following individuals were elected to Historical GameStop’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

Daniel A. DeMatteo	158,633,317	88,904,630
Leonard Riggio	151,647,521	95,890,426
Gerald R. Szczepanski	220,122,440	27,415,507
      The following individuals continued to serve on Historical GameStop’s Board of Directors until the expiration of their terms: R. Richard Fontaine, Stephanie M. Shern, Michael N. Rosen and Edward A. Volkwein. With the adoption of the Merger Agreement, each of these directors was appointed to the Board of Directors of the Company to serve until their original term expires, with the exception of Mr. DeMatteo, whose term will expire at the annual meeting of stockholders in 2006. Upon consummation of the merger and in accordance with the terms of the Merger Agreement, James J. Kim and Stanley (Mickey) Steinberg were appointed to the Board of Directors of the Company. The Company also appointed Jerome L. Davis and Larry S. Zilavy to serve on its Board of Directors effective October 15, 2005.

      Historical GameStop’s stockholders also ratified the appointment of BDO Seidman, LLP as Historical GameStop’s independent certified public accountants for the fiscal year ending January 28, 2006 by the following vote:

In Favor	Against	Abstained

236,657,419	10,711,250	206,078

ITEM 6.	Exhibits
Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation.(9)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(9)

Exhibit
Number	Description

10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(9)
10.18	Form of Securities Collateral Pledge Agreement.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

SIGNATURE
      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson

David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Accounting and Financial Officer)
Date: December 8, 2005

GAMESTOP CORP.
EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation.(9)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(9)

Exhibit
Number	Description

10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(9)
10.18	Form of Securities Collateral Pledge Agreement.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.