Form 10-K
period 2006-01-28
GameStop Corp.
filed 2006-04-03
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

Registrant’s telephone number, including area code:
(817) 424-2000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange
Class B Common Stock, $.001 par value per share	New York Stock Exchange

Rights to Purchase Series A Junior Participating Preferred Stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act. (Check one):

Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $1,709,000,000, based upon the closing market prices of $34.35 per share of Class A Common Stock and $32.00 of Class B Common Stock on the New York Stock Exchange as of July 29, 2005.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 24, 2006: 43,307,633

Number of shares of $.001 par value Class B Common Stock outstanding as of March 24, 2006: 29,901,662

PART I

Item 1.	Business

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software, and related accessories and other merchandise. As of January 28, 2006, we operated 4,490 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names gamestop.com and ebgames.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States, with approximately 1.9 million subscribers.

GameStop is a holding company that was created to facilitate the combination of GameStop Holdings Corp. and Electronics Boutique Holdings Corp., which we refer to as Historical GameStop and EB or Electronics Boutique, respectively. On April 17, 2005, Historical GameStop and EB entered into a merger agreement pursuant to which, effective October 8, 2005, separate subsidiaries of GameStop were merged with and into Historical GameStop and EB, respectively, and Historical GameStop and EB became wholly-owned subsidiaries of GameStop (the “mergers”) . Our Class A common stock and our Class B common stock are traded on the New York Stock Exchange under the symbols GME and GME.B, respectively.

Historical GameStop’s subsidiary Babbage’s Etc. LLC (“Babbage’s”) began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc. On February 12, 2002, Historical GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 12, 2004, when Barnes & Noble distributed its holdings of outstanding Historical GameStop Class B common stock to its stockholders.

EB was incorporated under the laws of the State of Delaware in March 1998 as a holding company for EB’s operating activities and completed its initial public offering in July of that same year. EB’s predecessor was incorporated in the Commonwealth of Pennsylvania in 1977.

In the mergers, Historical GameStop’s stockholders received one share of GameStop’s Class A common stock for each share of Historical GameStop’s Class A common stock owned and one share of GameStop’s Class B common stock for each share of Historical GameStop’s Class B common stock owned. EB stockholders received $38.15 in cash and .78795 of a share of GameStop’s Class A common stock for each EB share owned. In aggregate, 20.2 million shares of GameStop’s Class A common stock were issued to EB stockholders and approximately $993.3 million in cash was paid in consideration for all outstanding common stock of EB and all outstanding stock options of EB.

Of our 4,490 stores, 3,624 stores are located in the U.S. and 866 stores are located in Australia, Canada and Europe. Our stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game hardware, video game software and accessories, which we refer to as video game products, and PC entertainment software. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, increases sales.

Our corporate office and one of our distribution facilities are housed in a 480,000 square foot headquarters and distribution center in Grapevine, Texas. We purchased this facility in March 2004 and improved and equipped it prior to relocating headquarters and distribution center operations to this facility in fiscal 2005 (the 52 weeks ending January 28, 2006). We also have a distribution facility in Louisville, Kentucky. In connection with the mergers, we have commenced efforts to integrate the operations of Historical GameStop and EB, and are in the process of discontinuing operations in EB’s distribution facility and corporate office in Pennsylvania and in EB’s call center in Nevada.

Disclosure Regarding Forward-looking Statements

This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	the risks involved in our international operations;

•	our ability to successfully integrate the operations of Historical GameStop and EB and manage the combined operations of the Company;

•	the cost savings and other synergies from the mergers may not be fully realized or may take longer to realize than expected; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “will,” “should,” “seeks,” “pro forma” or similar expressions. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Form 10-K. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Form 10-K may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.

Industry Background

According to NPD Group, Inc., a market research firm, the electronic game industry was an approximately $11.5 billion market in the United States in 2005. Of this $11.5 billion market, approximately $10.5 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.0 billion was attributable to PC entertainment software. According to International Development Group, a market research firm, retail sales of video game hardware and software and PC entertainment software totaled approximately $9.6 billion in Europe in 2005.

New Video Game Products.  The Entertainment Software Association (formerly the Interactive Digital Software Association), or ESA, estimates that 50% of all Americans, or approximately 145 million people, play video or computer games on a regular basis. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to 128-bit speeds in next-generation systems such as Sony PlayStation 2, launched in 2000, and Nintendo GameCube and Microsoft Xbox, which both launched in November 2001. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DS, which was introduced in November 2004, and the Sony PSP, which was introduced in March 2005. Microsoft released the Xbox 360 in November 2005 and Sony and Nintendo are each expected to release their respective new consoles in late 2006. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, Sony PlayStation 2, Nintendo DS and Microsoft Xbox and Xbox 360 manufacture accessories which provide internet connectivity.

•	Backward Compatibility. Sony PlayStation 2, Nintendo DS and, to some extent, Microsoft Xbox 360 are backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility may result in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms may be diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Sony PSP was released in March 2005, approximately 20 game titles were available for sale. Currently, there are over 200 titles for the Sony PSP platform available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 35, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 43% of all electronic game players are female. More adults are also playing video games as a portion of the population that played video games in their childhood continues to play and advance to the next-generation video game products. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Market.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved in the United States. Based on reports published by NPD, we believe that, as of December 2005, the installed base of video game hardware systems in the United States, based on original sales, totaled over 200 million units, including approximately 600,000 Microsoft Xbox 360 units, 3.6 million Sony PSP units, 33 million Sony PlayStation 2 units, 14 million Microsoft Xbox units, 11 million Nintendo GameCube units, 32 million Nintendo DS, Game Boy Advance SP and Game Boy Advance units, 29 million Sony PlayStation units and over 80 million units of older hardware platforms such as Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, Sega Genesis and Super Nintendo systems. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, we believe that the installed base of video game software units in the United States exceeds 800 million units.

PC Entertainment Software.  PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

Business Strategy

Our goal is to enhance our position as the world’s largest retailer of new and used video game products and PC entertainment software by focusing on the following strategies:

Continue to Execute Our Proven Growth Strategies.  We intend to continue to execute our proven growth strategies, including:

•	Continuing the practices of Historical GameStop and EB of opening new strip center stores in our target markets and new mall stores in selected mall locations.

•	Increasing our comparable store sales and operating earnings by capitalizing on industry growth, increasing sales of used video game products and our Game Informer magazine and increasing awareness of the GameStop brand.

Targeting a Broad Audience of Game Players.  We have created a store environment targeting a broad audience including the electronic game enthusiast, the casual gamer and the seasonal gift giver. Our stores focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced used video game products. Our stores offer the opportunity to trade in used video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales.

Enhancing our Image as a Destination Location.  Our stores serve as destination locations for game players due to our broad selection of products, knowledgeable sales associates, game-oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. We provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips.

Offering the Largest Selection of Used Video Game Products.  We are the largest retailer of used video games in the world and carry the broadest selection of used video game products for both current and previous generation platforms. We are one of the only retailers that provide video game software for previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition unavailable at mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. Used video game products generate significantly higher gross margins than new video game products.

Building the GameStop Brand.  We currently operate most of Historical GameStop’s stores under the GameStop name. Within the next 12 to 24 months, we intend to rebrand all of the EB stores to the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.

Providing a First-to-Market Distribution Network.  We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores by the next morning. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software, with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a disproportionately large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assure our customers immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our web site prior to their release.

Investing in our Information Systems and Distribution Capabilities.  We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and state-of-the-art distribution facilities. These systems enable us to maximize the efficiency of the flow of over 5,000 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management system enables us to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Growth Strategy

New Store Expansion.  We intend to continue to open new stores in our targeted markets. Historical GameStop opened 338 new stores in the fiscal year ended January 29, 2005 (“fiscal 2004”) and 221 new stores in the fiscal year ended January 28, 2006 (“fiscal 2005”), prior to the consummation of the mergers on October 8, 2005. EB opened 415 stores in fiscal 2005, prior to the consummation of the mergers. Between the consummation of the mergers and the end of fiscal 2005, we opened 156 stores. We plan to open approximately 400 new stores in the fiscal year ending February 3, 2007 (“fiscal 2006”). Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S. is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in tertiary markets. Our international strategy is to continue our expansion in Europe and to continue to open stores in advantageous markets and locations in Canada and Australia. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores.

Increase Comparable Store Sales.  We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Growth in Demand. Our sales of new video game software and used video game products grew by approximately 20% and 27%, respectively, in fiscal 2004 and, due primarily to the mergers, by an additional 60% and 58%, respectively, in fiscal 2005. In fiscal 2004, our comparable store sales increased 1.7%, driven in large measure by the success of Sony PlayStation 2, Microsoft Xbox, Nintendo GameCube and Nintendo DS, which was launched in November 2004. During fiscal 2004, we capitalized on the growth in demand for video game software and accessories that followed the increases in the installed hardware base of these four video game platforms. Comparable store sales on a pro forma basis for Historical GameStop and EB decreased 1.4% in fiscal 2005, due to soft demand leading up to the launch of the Microsoft Xbox 360 in November 2005. Despite limited supplies of the Microsoft Xbox 360, we capitalized on the demand for video game software and accessories that followed that launch and the launch in March 2005 of the Sony PlayStation Portable. Over the next few years, we expect to continue to capitalize on the increasing installed base for these platforms and the expected release in late 2006 of the Sony PlayStation 3 and the Nintendo Revolution and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in our U.S. and international stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of how the adoption of the best practices of Historical GameStop and EB will benefit our customers. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2006, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our web sites at www.gamestop.com and www.ebgames.com.

Merchandise

Substantially all of our revenues are derived from the sale of tangible products. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as action figures, trading cards and strategy guides. Our in-store inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have buying groups in the U.S., Canada, Australia and Europe that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Software.  We purchase new video game software directly from the leading manufacturers, including Sony Computer Entertainment of America, Nintendo of America, Inc. and Microsoft Corp., as well as over 40 third-party game publishers, such as Electronic Arts, Inc. and Activision, Inc. We are one of the largest customers in the United States of video game titles sold by these publishers. We generally carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Used Video Game Products.  We are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (over 4,000 SKUs) of used video game titles which have an average price of $13 as compared to $34 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S and Canada, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

Video Game Hardware.  We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and PSP, Microsoft Xbox and Xbox 360, Nintendo DS, GameCube and Game Boy Advance SP. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

PC Entertainment and Other Software.  We purchase PC entertainment software from over 45 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of joysticks and mice. We also carry strategy guides and magazines, as well as character-related merchandise, including action figures and trading cards. We carry over 200 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of January 28, 2006, we operated 4,490 stores, primarily under the names GameStop or EB Games. Each of our stores typically carries over 5,000 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually-captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and PC entertainment software. Our stores are generally located in both high traffic “power strip centers”, local neighborhood strip centers and high-traffic shopping malls, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip center stores, visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

Site Selection and Locations

Site Selection.  In the U.S., we have a dedicated staff of real estate personnel experienced in selecting store locations. International locations are selected by the management in each region or country. Site selections for new stores are made after an extensive review of demographic data and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Most of our stores are located in highly visible locations within malls and strip centers.

Locations.  The table below sets forth the number of our stores located in each state, the District of Columbia, Guam, Puerto Rico, Australia, Austria, Canada, Denmark, Finland, Germany, Ireland, Italy, New Zealand, Norway, Spain, Sweden, Switzerland and the United Kingdom as of January 28, 2006:

Number
United States	of Stores

Alabama	58
Alaska	3
Arizona	71
Arkansas	27
California	388
Colorado	52
Connecticut	45
Delaware	16
District of Columbia	2
Florida	230
Georgia	104

Number
United States	of Stores

Guam	2
Hawaii	15
Idaho	8
Illinois	163
Indiana	69
Iowa	29
Kansas	31
Kentucky	47
Louisiana	56
Maine	9
Maryland	93
Massachusetts	69
Michigan	110
Minnesota	49
Mississippi	30
Missouri	67
Montana	7
Nebraska	17
Nevada	28
New Hampshire	20
New Jersey	142
New Mexico	26
New York	196
North Carolina	105
North Dakota	7
Ohio	161
Oklahoma	42
Oregon	29
Pennsylvania	191
Puerto Rico	43
Rhode Island	12
South Carolina	54
South Dakota	3
Tennessee	60
Texas	337
Utah	29
Vermont	7
Virginia	118
Washington	72
West Virginia	22
Wisconsin	49
Wyoming	4

Sub-total for United States	3,624

International

Australia	152
Austria	2
Canada	261
Denmark	23
Finland	1
Germany	77
Ireland	28
Italy	102
New Zealand	25
Norway	10
Spain	123
Sweden	47
Switzerland	9
United Kingdom	6

Sub-total for International	866

Total stores	4,490

Game Informer

We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in the Historical GameStop stores. We intend to begin selling Game Informer in EB stores in early fiscal 2006. For its February 2006 issue, the magazine had approximately 1.9 million paid subscriptions. According to Advertising Age magazine, Game Informer is the 38th largest consumer publication in the U.S. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.

E-Commerce

We operate electronic commerce web sites at www.gamestop.com and www.ebgames.com that allow our customers to buy video game products and other merchandise on-line. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2003, we entered into an arrangement with Amazon.com, Inc. under which www.gamestop.com is the exclusive specialty video game retailer listed on Amazon.com. In 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site.

Advertising

Our U.S. stores are primarily located in high traffic, high visibility areas of regional shopping malls and strip centers. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products and subscriptions to our Game Informer magazine. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release. We receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

As part of our brand-building efforts and targeted growth strategies, in the last three years, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of radio advertising in certain markets to promote store openings. We plan to continue these efforts in fiscal 2006.

Information Management

Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

Distribution.  We operate a 380,000 square foot distribution center in Grapevine, Texas, a 200,000 square foot distribution center in Louisville, Kentucky and a 315,000 square foot distribution center in Sadsbury Township, Pennsylvania. Our efforts to integrate the distribution operations of both Historical GameStop and EB will result in the use of the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility will support efforts to replenish stores. In early fiscal 2006, we intend to discontinue use of EB’s distribution center in Sadsbury Township, Pennsylvania and move the distribution center operations from that facility to the facilities in Texas and Kentucky. In order to enhance our first-to-market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at the Louisville and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week.

The state-of-the-art facilities in Grapevine, Texas and Louisville, Kentucky are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allow for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products.

We also operate distribution centers in Canada, Australia, and in various locations in Europe.

Management Information Systems.  Our integration efforts in the first half of fiscal 2006, will focus on the conversion of the point-of-sale system used in the Historical GameStop stores to the point-of-sale technology developed by EB and used in the EB stores and the conversion of the point-of-sale technology in the EB stores to report results to the proprietary inventory management system used by Historical GameStop. Our proprietary inventory management system and point-of-sale technology show daily sales and in-store stock by title by store. Systems in place now and after integration use this data to automatically generate replenishment shipments to each store from our distribution centers, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs.

To support our U.S. operations, we use a large-scale, Intel-based computing environment with a state-of-the-art storage area network and a wired and wireless corporate network installed at our U.S. headquarters, and, a secure, virtual private network to access and provide services to computing assets located in our stores, distribution centers and satellite offices and to our mobile workforce. This strategy has proven to minimize initial outlay of capital while allowing for flexibility and growth as operations expand. To support our international operations, we use a mid-range, scalable computing environment and a state-of-the-art storage area network. Computing assets and our mobile workforce around the globe access this environment via a secure, virtual private network. Regional communication links exist to each of our distribution centers and offices in international locations with connectivity to our U.S. data centers as required by our international, distributed applications.

Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of used video games. In addition, our central database of all used video game products allows us to actively manage the pricing and product availability of our used video game products across our store base and re-allocate our used video game products as necessary.

Field Management and Staff

The U.S. store operations of both Historical GameStop and EB have been integrated and are now managed by a centrally-located senior vice president of stores, four vice presidents of stores and 28 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 250 districts. Our stores in Europe are managed by two vice presidents and managing directors in each country. Our stores in Australia and Canada are managed by two vice presidents. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. We also provide our U.S. employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ regional loss prevention managers who assist the stores in implementing security to prevent theft of our products.

Our stores communicate with our corporate offices via daily e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We also sponsor an annual store managers’ conference in the U.S., Canada, Europe and Australia, which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

Customer Service

Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers, notifying each customer by phone when new titles are available, and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews to ensure customers are making informed purchasing decisions and offer help-line numbers to increase a customer’s enjoyment of the product upon purchase.

Vendors

We purchase substantially all of our new products for U.S. stores from approximately 70 manufacturers and software publishers and approximately five distributors. Purchases from the top ten vendors accounted for approximately 75% of our new product purchases in fiscal 2005. Only Sony, Microsoft and Electronic Arts (which accounted for 18%, 13% and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2005. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart Stores, Inc. and Target Corporation; computer product and consumer electronics stores, including Best Buy Co., Inc. and Circuit City Stores, Inc.; other video game and PC software specialty stores located in malls and other locations; toy retail chains, including Toys “R” Us, Inc.; mail-order businesses; catalogs; direct sales by software publishers; and online retailers. In addition, video games are available for rental from many video stores, some of whom, like Movie Gallery Inc. (Hollywood Video) and Blockbuster, Inc., have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Competitors in Europe include Game Group PLC, which operates in the United Kingdom, Ireland and Scandinavia, and its subsidiary CentroMail, which operates in Spain, and Media Markt. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include K-Mart, Target, Myer Department stores, Big W discount department stores and Dick Smith electronics stores.

Operating Segments

Following the completion of the mergers, we now operate our business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas and management responsibility. Each of the segments consists primarily of retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the only differences in merchandise carried being timing of release dates of new products. Stores in all segments are similar in size at approximately 1,500 square feet each.

Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, electronic commerce web sites under the names gamestop.com and ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in stores throughout Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the mergers, Historical GameStop had operations in Ireland and the United Kingdom which were not material to our business.

Our U.S. segment is supported by distribution centers in Texas, Kentucky and Pennsylvania, and further supported through the use of third-party distribution centers for new release titles. The distribution center operations in Pennsylvania will be phased out in the first half of fiscal 2006. We distribute merchandise to our Canadian segment from a distribution center in Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by five regionally-located distribution centers.

Our international segments purchase products from many of the same vendors as the U.S., including Sony and Electronic Arts. Products from certain other vendors such as Microsoft and Nintendo are obtained through distributors operating in the various countries in which we operate.

Additional information regarding our operating segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K and in Note 17 of “Notes to Consolidated Financial Statements”.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2005, on a pro forma basis, we generated approximately 38% of our sales and approximately 75% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Babbage’s” and “FuncoLand,” all of which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, we also have registered or have registrations pending with the trademark authorities for our international locations. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 12,000 full-time salaried and hourly employees and between 20,000 and 30,000 part-time hourly employees depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. None of our employees is represented by a labor union or is a member of a collective bargaining unit.

Available Information

We make available on our website (http://www.gamestop.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the SEC. You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet worldwide website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http:// www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, the Company’s Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Company’s Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

Item 1A.	Risk Factors

An investment in our Company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our Company. The risks described below are not the only ones facing our Company. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our common stock and the value of your investment.

Risks Related to Our Business

The failure to successfully integrate Historical GameStop’s and EB’s businesses and operations in the expected timeframe may adversely affect our future results.

Prior to the mergers, Historical GameStop and EB operated independently. We will face significant challenges in continuing to consolidate Historical GameStop and EB functions, integrating their organizations, procedures and operations in a timely and efficient manner. The integration of Historical GameStop and EB has been and will be costly, complex and time consuming, and our management will have to devote substantial resources and efforts to it.

The integration process and other disruptions resulting from the mergers could prevent us from achieving the anticipated benefits of the mergers and result in the disruption of our ongoing business or inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with customers, suppliers, employees and others with whom we have business dealings.

We may fail to realize the anticipated synergies, cost savings and other benefits expected from the mergers.

The future success of GameStop will depend, in part, on our ability to realize the anticipated growth opportunities and cost savings from combining the businesses of Historical GameStop and EB. We estimate that cost savings and operating synergies resulting from the mergers will be approximately $70 to $80 million annually beginning in fiscal 2006. Such cost savings and operating synergies are expected to be realized by capitalizing on consolidation and integration of certain functions as well as through the adoption of best practices from both Historical GameStop and EB. However, to realize the anticipated benefits from the mergers, we must successfully combine the businesses of Historical GameStop and EB in a manner that permits those cost savings synergies to be realized. In addition, we must achieve these savings without adversely affecting our revenues. If we are not able to successfully achieve these objectives, the anticipated benefits of the mergers may not be realized fully or at all or may take longer to realize than expected.

We depend upon our key personnel and they would be difficult to replace.

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer, Daniel A. DeMatteo, our Vice Chairman and Chief Operating Officer, Steven R. Morgan, our President, and David W. Carlson, our Executive Vice President and Chief Financial Officer. The loss of services of any of our key personnel could have a negative impact on our business.

We depend upon the timely delivery of products.

We depend on major hardware manufacturers, primarily Sony, Nintendo and Microsoft, to deliver new and existing video game platforms on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

We depend upon third parties to develop products and software.

Our business depends upon the continued development of new and enhanced video game platforms, PC hardware and video game and PC entertainment software. Our business could suffer due to the failure of manufacturers to develop new or enhanced video game platforms, a decline in the continued technological development and use of multimedia PCs, or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems or PC hardware.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors are Sony, Microsoft and Electronic Arts, which accounted for 18%, 13% and 11%, respectively, of our new product purchases in fiscal 2005. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

The manufacturers of video game hardware and software and PC entertainment software have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our website. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.

The electronic game industry is cyclical, which could cause significant fluctuation in our earnings.

The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. If video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy and Circuit City; other video game and PC software specialty stores located in malls and other locations; toy retail chains, including Toys “R” Us; mail-order businesses; catalogs; direct sales by software publishers; and online retailers. In addition, video games are available for rental from many video stores, some of whom, like Movie Gallery and Blockbuster, have increased the availability of video game products for sale. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

International events could delay or prevent the delivery of products to our suppliers.

Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

Our international operations expose us to numerous risks.

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these countries often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases or decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns;

•	currency exchange rate fluctuations;

•	international incidents;

•	government instability; and

•	an increasing number of competitors entering our current and potential markets.

Possible changes in our global tax rate.

As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our company and to estimates of the amount of income to be derived in any given jurisdiction.

A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material effect on our business and results of our operations.

If we are unable to renew or enter into new leases on favorable terms, our revenue growth may decline.

All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites or additional sites for new store expansion in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.

The ability to download video games and play video games on the Internet could lower our sales.

While it is currently only possible to download current release video game software onto existing video game platforms over the Internet on a limited basis, at some point in the future this technology may become more prevalent. A limited selection of PC entertainment software and older generation video games may currently be purchased for download over the Internet, and as technology advances, a broader selection of games may become available for purchase and download or playing on the Internet. If advances in technology continue to expand our customers’ ability to access software through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, our sales and earnings could decline.

If we fail to keep pace with changing industry technology, we will be at a competitive disadvantage.

The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and product obsolescence. These characteristics require us to respond quickly to technological changes and to understand their impact on our customers’ preferences. If we fail to keep pace with these changes, our business may suffer.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2005, on a pro forma basis, we generated approximately 38% of our sales and approximately 75% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing of new product releases;

•	the timing of new store openings; and

•	shifts in the timing of certain promotions.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Our failure to effectively manage new store openings could lower our sales and profitability.

Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 377 stores in fiscal 2005 and expect to open approximately 400 new stores in fiscal 2006. EB opened 415 stores in fiscal 2005, prior to the consummation of the mergers. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled associates;

•	the ability to integrate new stores into our existing operations; and

•	the ability to increase sales at new store locations.

Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facilities in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth may decrease.

If our management information systems fail to perform or are inadequate, our ability to manage our business could be disrupted.

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution centers, as well as to communicate distribution information to the off-site third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business could suffer.

We may engage in acquisitions which could negatively impact our business if we fail to successfully complete and integrate them.

To enhance our efforts to grow and compete, we may engage in acquisitions. Our plans to pursue future acquisitions are subject to our ability to negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected.

Our Class A and Class B common stock have historically traded at different values, which may or may not continue.

The holders of our Class A and Class B common stock generally have identical rights, except that holders of our Class A common stock are entitled to one vote per share and holders of our Class B common stock are entitled to ten votes per share on all matters to be voted on by our stockholders. As of March 24, 2006, we had 43,307,633 shares of our Class A common stock outstanding and 29,901,662 shares of our Class B common stock outstanding. From the initial time in November 2004 that our Class B common stock began publicly trading, it has traded at a discount to our Class A common stock. Such discount in trading price may continue, may increase or may decrease solely as a result of market forces over which we have no control.

Risks Relating to Our Indebtedness

To service our indebtedness, we will require a significant amount of cash, the availability of which depends on many factors beyond our control.

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•	our reliance on suppliers and vendors for sufficient quantities of their products and new product releases and our ability to obtain favorable terms from these suppliers and vendors;

•	economic conditions affecting the electronic game industry as a whole;

•	the highly competitive environment in the electronic game industry and the resulting pressure from our competitors potentially forcing us to reduce our prices or increase spending;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	our dependence upon software publishers to develop popular game and entertainment titles for video game systems and PCs.

If our financial condition or operating results deteriorate, our relations with our creditors, including holders of our Senior Floating Rate Notes and our Senior Notes, or collectively the notes, the lenders under our Senior Credit Facility and our suppliers, may be materially and adversely impacted.

As a result of the mergers, we have substantial debt that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

We incurred significant additional debt as a result of the mergers. As of January 28, 2006, we had approximately $976.0 million of indebtedness. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our increased indebtedness could have important consequences to you, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we must use a substantial portion of our cash flow from operations to make debt service payments on the notes and our Senior Credit Facility, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we are more vulnerable to general economic downturns and adverse developments in our business.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. In the absence of such operating results and resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. Our Senior Credit Facility and the indenture governing the notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions, dispose of our assets at prices that we believe are fair or use the proceeds from asset sales to make payments on the notes and these proceeds may not be adequate to meet any debt service obligations then due.

Because of our incurrence of floating rate debt resulting from financing arrangements entered into in connection with the mergers, we may be adversely affected by interest rate changes.

Our financial position is affected, in part, by fluctuations in interest rates. Significant portions of our outstanding debt are held at floating interest rates, including the Senior Floating Rate Notes and our Senior Credit Facility. In addition, under the terms of the indenture for the notes, if we do not complete an offer to exchange the notes for substantially identical publicly registered notes by June 23, 2006, the interest rate on the notes will increase by 25 basis points until we complete the exchange offer. Increased interest rates may adversely affect our earnings and cash flow by increasing the amount of interest expense that we are obligated to pay on our floating rate debt.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. A significant increase in interest rates could have a material adverse effect on our financial position and results of operations.

Our operations are substantially restricted by the indenture governing the notes and the terms of our Senior Credit Facility.

The indenture for the notes imposes, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit the issuers of the notes ability and the ability of GameStop’s restricted subsidiaries to:

•	incur, assume or permit to exist additional indebtedness or guaranty obligations;

•	incur liens or agree to negative pledges in other agreements;

•	engage in sale and leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter the terms of our organizational documents and our indebtedness, including the notes;

•	sell assets; and

•	transact with affiliates.

We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities.

The Senior Credit Facility contains various restrictive covenants prohibiting us, in certain circumstances, from, among other things, prepaying, redeeming or purchasing certain indebtedness.

Despite current anticipated indebtedness levels and restrictive covenants, we may incur additional indebtedness in the future.

Despite our current level of indebtedness, we may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness. Although the terms of the indenture governing the notes and our Senior Credit Facility restrict the issuers of the notes and GameStop’s restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we incur additional indebtedness, the risks that we now face as a result of our leverage could intensify.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our stores are leased. Store leases typically provide for an initial lease term of three to ten years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations or leases for equivalent locations in the same area.

The terms of the store leases for the 4,490 leased stores open as of January 28, 2006 expire as follows:

Number
Lease Terms to Expire During	of Stores
(12 Months Ending on or About January 31)

Expired and in negotiations	299
2007	320
2008	585
2009	899
2010	975
2011 and later	1,412

4,490

In March 2004, we purchased a 480,000 square foot facility in Grapevine, Texas, which houses our headquarters operations and certain of our distribution operations. We also own the following distribution facilities: an 80,000 square foot distribution facility in Arlov, Sweden; a 120,000 square foot distribution facility in Brampton, Ontario, Canada; a 107,500 square foot distribution facility in Milan, Italy; a 67,000 square foot distribution facility in Memmingen, Germany; and a 70,000 square foot distribution facility in Pinkenba, Queensland, Australia.

In addition to our stores, we lease the following distribution or office facilities: a 200,000 square foot distribution center in Louisville, Kentucky under a lease which expires in April 2010; a 13,000 square foot distribution facility in New Zealand under a lease which expires in April 2010; a 22,000 square foot distribution facility in Valencia, Spain under a lease which expires in March 2009; a 15,000 square foot office facility in Valencia, Spain under a lease which expires in August 2006; a 7,300 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine, under a lease which expires in February 2007; a 15,000 square foot facility in Dublin, Ireland under a lease which expires in January 2013.

We lease a 12,000 square foot call center in Las Vegas, Nevada. This lease expires in June 2009. We intend to close this facility in early fiscal 2006. We also lease a 27,000 square foot distribution center in Betzigau, Germany under a lease which expires in September 2011. This facility is no longer in use and we are actively seeking a tenant to sublease this facility.

We own EB’s 140,000 square foot corporate office building in West Chester, Pennsylvania and EB’s 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. These facilities are currently available for sale and we intend to close them in the first half of fiscal 2006. The distribution facility is collateral on a 10-year mortgage agreement. As of January 28, 2006, the outstanding principal balance under the mortgage was approximately $9.3 million. Under the terms of the mortgage agreement, we could be liable for an early-termination payment of approximately $0.8 million when we sell the facility and retire the mortgage. This early-termination payment is recorded in accrued liabilities in the consolidated balance sheet as of January 28, 2006, as the Company intends to retire the mortgage if the building is sold in fiscal 2006 and expects to be liable for the early-termination penalty.

Item 3.	Legal Proceedings

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff, joined by another former employee, moved to conditionally certify a group of similarly situated individuals under the FLSA and in

March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs have requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion was scheduled to be heard in December 2005. Before the hearing on the summary judgment motion, the parties agreed to attempt to resolve the matter without further litigation. Both the District Court and the Second Circuit have stayed their proceedings pending the parties’ settlement negotiations. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from this matter.

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600 million under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action. The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Defendants appealed the denial of the motion to dismiss and on March 24, 2006, the Alabama Supreme Court denied the Defendants’ application. Discovery is proceeding. Mr. Moore was found guilty of capital murder in a criminal trial in Alabama and was sentenced to death in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended January 28, 2006.

PART II

Item 5.	Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. The Company’s Class B common stock began trading on the NYSE under the symbol “GME.B” on November 12, 2004. As such, there was no public trading market for the Company’s Class B common stock prior to that time.

The following table sets forth, for the periods indicated, the high and low sales prices of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2005
	High	Low

Fourth Quarter	$41.10	$30.20
Third Quarter	$38.41	$28.60
Second Quarter	$36.17	$24.62
First Quarter	$25.70	$18.53

	Fiscal 2004
	High	Low

Fourth Quarter	$23.51	$18.56
Third Quarter	$20.46	$14.47
Second Quarter	$18.45	$14.37
First Quarter	$18.97	$16.07

The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock on the NYSE Composite Tape:

	Fiscal 2005
	High	Low

Fourth Quarter	$37.85	$27.20
Third Quarter	$34.93	$26.55
Second Quarter	$33.76	$23.30
First Quarter	$25.20	$18.65

	Fiscal 2004
	High	Low

Fourth Quarter (from November 12, 2004)	$24.00	$18.75

Approximate Number of Holders of Common Equity

As of February 28, 2005, there were approximately 34,500 record holders of the Company’s $.001 par value per share Class A common stock and approximately 22,500 record holders of the Company’s $.001 par value per share Class B common stock.

Dividends

The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant. In addition, the terms of the Senior Credit Facility we entered into in October 2005 and the terms of the indenture governing the notes both restrict our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 28, 2006, is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,506,000	$12.31	3,329,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	11,506,000	$12.31	3,329,000

On February 10, 2006, an additional 1,630,000 options to purchase our Class A common stock at an exercise price of $41.37 per share and 257,400 shares of restricted stock were granted under our Amended and Restated 2001 Incentive Plan, as amended. These options and restricted shares vest in equal increments over three years and the options expire on February 9, 2016.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2005. As of January 28, 2006, the Company had no amount available for purchases under any repurchase program.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004, February 1, 2003 and February 2, 2002 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years 2005, 2004 and 2003 and the “Balance Sheet Data” as of January 28, 2006 and January 29, 2005 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 1, 2003 and February 2, 2002 and the “Balance Sheet Data” as of January 31, 2004, February 1, 2003 and February 2, 2002 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006(1)	2005	2004	2003	2002
	In thousands, except per share data and statistical data

Statement of Operations Data:
Sales	$3,091,783	$1,842,806	$1,578,838	$1,352,791	$1,121,138
Cost of sales	2,219,753	1,333,506	1,145,893	1,012,145	855,386

Gross profit	872,030	509,300	432,945	340,646	265,752
Selling, general and administrative expenses(2)	599,343	373,364	299,193	230,461	200,698
Depreciation and amortization(2)	66,355	36,789	29,368	23,114	19,842
Amortization of goodwill	—	—	—	—	11,125
Merger-related expenses	13,600	—	—	—	—

	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended	Ended	Ended
	January 28,	January 29,	January 31,	February 1,	February 2,
	2006(1)	2005	2004	2003	2002
	In thousands, except per share data and statistical data

Operating earnings	192,732	99,147	104,384	87,071	34,087
Interest expense (income), net	25,292	236	(804)	(630)	19,452
Merger-related interest expense	7,518	—	—	—	—

Earnings before income taxes	159,922	98,911	105,188	87,701	14,635
Income tax expense	59,138	37,985	41,721	35,297	7,675

Net earnings	$100,784	$60,926	$63,467	$52,404	$6,960

Net earnings per Class A and Class B common share — basic	$1.74	$1.11	$1.13	$0.93	$0.19

Weighted average shares outstanding — basic	57,920	54,662	56,330	56,289	36,009

Net earnings per Class A and Class B common share — diluted	$1.61	$1.05	$1.06	$0.87	$0.18

Weighted average shares outstanding — diluted	62,486	57,796	59,764	60,419	39,397

Other Financial Data:
Net earnings excluding the after-tax effect of goodwill amortization(3)	$100,784	$60,926	$63,467	$52,404	$15,373
Net earnings per share excluding the after-tax effect of goodwill amortization — diluted(3)	$1.61	$1.05	$1.06	$0.87	$0.39
Store Operating Data:
Stores open at the end of period	4,490	1,826	1,514	1,231	1,038
Comparable store sales increase (decrease)(4)	(1.4)%	1.7%	0.8%	11.4%	32.0%
Inventory turnover	5.0	5.4	4.9	4.9	5.2
Balance Sheet Data:
Working capital	$233,591	$111,093	$188,378	$174,482	$31,107
Total assets(2)	3,015,119	915,983	902,189	806,237	608,674
Total debt	975,990	36,520	—	—	399,623
Total liabilities(2)	1,900,406	372,972	308,156	257,562	612,659
Stockholders’ equity (deficit)	1,114,713	543,011	594,033	548,675	(3,985)

(1)	Includes the results of operations of EB from October 9, 2005, the day after completion of the mergers, through January 28, 2006. The addition of EB’s results affects the comparability of amounts from fiscal periods before fiscal 2005.

(2)	In 2004, we revised our method of accounting for rent expense to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. A non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability) to include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and to include any “rent holiday” period (a period during which the Company is not obligated to pay rent) the lease allows while the store is being constructed. We also corrected our calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. The impact of these corrections on periods prior to fiscal 2004 was not material and the adjustment does not affect historical or future cash flows or the timing of payments under related leases. See Note 1 of “Notes to Consolidated Financial Statements” of the Company for additional information concerning lease accounting.

(3)	Net earnings (loss) excluding the after-tax effect of goodwill amortization is presented here to provide additional information about our operations. These items should be considered in addition to, but not as a substitute for or superior to, operating earnings, net earnings, cash flow and other measures of financial performance prepared in accordance with GAAP.

(4)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under “Item 1A. — Risk Factors.”

General

We are the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of January 28, 2006, we operated 4,490 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce web sites under the names gamestop.com and ebgames.com and publish Game Informer, the industry’s largest circulation multi-platform video game magazine in the United States.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 28, 2006 (“fiscal 2005”), January 29, 2005 (“fiscal 2004”) and January 31, 2004 (“fiscal 2003”) consisted of 52 weeks.

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the mergers, Historical GameStop and EB became wholly-owned subsidiaries of GameStop Corp., formerly known as GSC Holdings Corp., (the “Company”), a Delaware corporation formed for the purpose of consummating the business combination (the “mergers”). The mergers of Historical GameStop and EB have been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying consolidated financial statements and notes thereto include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the fiscal year ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks, respectively, of Historical GameStop’s results. Management expects sales, sales mix, cost of sales, gross profit, selling general and administrative expenses, depreciation and amortization and interest expense in fiscal 2006 to be significantly impacted by including the operations of EB for a full year, as opposed to 16 weeks in fiscal 2005, which included the holiday selling season. Growth in each of these statement of operations line items will come from each of the Company’s business segments.

Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s Class A common stock for each share of Historical GameStop’s Class A common stock owned and one share of the Company’s Class B common stock for each share of Historical GameStop’s Class B common stock owned. Approximately 22.2 million shares of the Company’s Class A common stock were issued in exchange for all outstanding Class A common stock of Historical GameStop based on the one-for-one ratio and approximately 29.9 million shares of the Company’s Class B common stock were issued in exchange for all outstanding Class B common stock of Historical GameStop based on the one-for-one ratio. EB stockholders received $38.15 in cash and .78795 of a share of the Company’s Class A common stock for each EB share owned. In aggregate, 20.2 million shares of the Company’s Class A common stock were issued to EB stockholders at a value of approximately $437.1 million (based on the closing price of $21.61 of Historical GameStop’s Class A common stock on April 15, 2005, the last trading day before the date the mergers were announced). In addition, approximately $993.3 million in cash was paid in consideration for (i) all outstanding common stock of EB, based upon the pro-ration provisions of the Merger Agreement, and (ii) all outstanding stock options of EB. Including transaction costs of $13.6 million, the total consideration paid was approximately $1.4 billion.

Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2 and, in November 2001, Microsoft introduced Xbox and Nintendo introduced GameCube. Nintendo introduced the Game Boy Advance SP in March 2003 and the DS in November 2004. Sony introduced the PlayStation Portable (the “PSP”) in March 2005 and Microsoft introduced the Xbox 360 in November 2005. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. Sony is expected to launch the PlayStation 3 and Nintendo is expected to launch the Revolution in late 2006. We expect that our gross margin in fiscal 2006 will be impacted by the anticipated launches of these new products.

Critical Accounting Policies

The Company believes that the following are its most significant accounting policies which are important in determining the reporting of transactions and events:

Use of Estimates.  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Revenue Recognition.  Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period.

Merchandise Inventories.  Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. As a result of the mergers and an analysis of assets to be abandoned, the Company impaired assets totaling $9.0 million. Write-downs incurred by the Company through January 28, 2006 which were not related to the mergers have not been material.

Merger-Related Costs.  In connection with the mergers, management incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. Approximately $65.7 million of these costs and expenses were charged to acquisition costs, representing a portion of the recorded goodwill, and approximately $21.1 million were charged to costs and expenses in the accompanying consolidated statement of operations. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. Termination of these employees began in October 2005 and is expected to be completed by July 2006. Certain senior executives with EB received payments in the amount of $4.0 million in accordance with employment contracts. The Pennsylvania corporate office and distribution center are owned facilities which are currently being marketed for sale and are classified in the accompanying consolidated balance sheet as “Assets held for sale”. Sale of these facilities is expected to occur in fiscal 2006.

The liability for lease terminations is associated with stores and the Nevada call center to be closed and will be paid over the remaining lease terms through 2015 if the Company is unsuccessful in negotiating lease terminations or sublease agreements. The Company began closing these stores in fiscal 2005 and intends to close the remainder of these stores in the next 12 to 24 months. The disposals of property and equipment are related to assets of Historical GameStop which are either impaired or have been, or will be, either abandoned or disposed of due to the mergers. Certain costs associated with the disposition of these assets remain as an accrual until the assets are disposed of and the costs are paid, which is expected to occur in the next few months.

Merger-related costs include professional fees, financing costs and other costs associated with the mergers and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all integration activities in fiscal 2006. Finalization of integration plans may result in additional liabilities which will increase goodwill. Note 2 of “Notes to Consolidated Financial Statements” provides additional information on the merger costs and related liabilities.

Goodwill.  Goodwill, aggregating $340.0 million was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s in 1999 by a subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”). Goodwill in the amount of $2.9 million was recorded in connection with the acquisition of Gamesworld Group Limited in 2003. Goodwill in the amount of $1,071.5 million was recorded in connection with the mergers. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company evaluates goodwill for impairment on at least an annual basis. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company completed annual impairment tests of the goodwill attributable to its reporting unit as of the first day of the fourth quarter of fiscal 2003 and fiscal 2004 and concluded that none of its goodwill was impaired. Through January 29, 2005, the Company determined that it had one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. Subsequent to the mergers, the Company determined that it has four reporting units, the United States, Australia, Canada and

Europe, based upon the similar economic characteristics of operations in those regions. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the mergers to the four reporting units as of October 8, 2005, the date of the mergers. The Company also completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2005 and concluded that none of its goodwill was impaired. Note 7 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning goodwill.

Intangible Assets.  Intangible assets consist of non-compete agreements, point-of-sale software and amounts attributed to favorable leasehold interests acquired in the mergers and are included in other non-current assets in the consolidated balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. The deferred financing fees associated with the Company’s revolving credit facility and the senior notes and senior floating rate notes issued in connection with the financing of the mergers are separately shown in the consolidated balance sheet. The deferred financing fees are being amortized over five, six and seven years to match the terms of the revolving credit facility, the senior floating rate notes and the senior notes, respectively.

Cash Consideration Received from Vendors.  The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16 or “EITF 02-16,” results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.

Although management considers its advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. In addition, management believes that the Company’s revenues would be adversely affected if its vendors decreased or discontinued their allowances, but management is unable to quantify the impact.

Lease Accounting.  As previously disclosed, in fiscal 2004, the Company, similar to many other retailers, revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. The Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3.3 million was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3.3 million after-tax adjustment, $1.8 million pertained to the accounting for rent holidays, $1.4 million pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $0.1 million pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1.9 million ($0.9 million for fiscal 2003 and $1.0 million for years prior to fiscal 2003). The correction does not affect historical or future cash flows or the timing of payments under related leases.

Income Taxes.  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 Accounting for Income Taxes (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our company and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. The Financial Accounting Standards Board has been evaluating the accounting for uncertain tax positions and is likely to issue guidance during 2006 for all companies to follow. We believe our current processes are consistent with accounting principles generally accepted in the United States.

Results of Operations

The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	Fiscal Year	Fiscal Year	Fiscal Year
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	71.8	72.4	72.6

Gross profit	28.2	27.6	27.4
Selling, general and administrative expenses	19.4	20.2	19.0
Depreciation and amortization	2.2	2.0	1.8
Merger-related expenses	0.4	—	—

Operating earnings	6.2	5.4	6.6
Interest expense (income), net	0.8	0.0	0.0
Merger-related interest expense	0.2	—	—

Earnings before income taxes	5.2	5.4	6.6
Income tax expense	1.9	2.1	2.6

Net earnings	3.3%	3.3%	4.0%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 these purchasing, receiving and distribution costs amounted to $20.6 million, $9.2 million and $9.5 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 these processing fees amounted to $20.9 million, $12.0 million and $10.7 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.0%, 0.2% and 0.1% for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 28,		January 29,		January 31,
	2006		2005		2004
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$503.2	16.3%	$209.2	11.4%	$198.1	12.6%
New video game software	1,244.9	40.3%	776.7	42.1%	647.9	41.0%
Used video game products	808.0	26.1%	511.8	27.8%	403.3	25.5%
Other	535.7	17.3%	345.1	18.7%	329.5	20.9%

Total	$3,091.8	100.0%	$1,842.8	100.0%	$1,578.8	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	Fiscal Year Ended		Fiscal Year Ended		Fiscal Year Ended
	January 28,		January 29,		January 31,
	2006		2005		2004
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$30.9	6.1%	$8.5	4.1%	$10.6	5.3%
New video game software	266.5	21.4%	151.9	19.6%	128.6	19.9%
Used video game products	383.0	47.4%	231.6	45.3%	179.3	44.5%
Other	191.6	35.8%	117.3	34.0%	114.4	34.7%

Total	$872.0	28.2%	$509.3	27.6%	$432.9	27.4%

Segment Information

Following the completion of the mergers, the Company now operates its business in the following segments: United States, Australia, Canada and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, electronic commerce web sites under the names gamestop.com and ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the mergers, Historical GameStop had operations in Ireland and the United Kingdom which were not material. The mergers significantly increased our operations in foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona and the Norwegian kroner.

Sales by operating segment in U.S. dollars were as follows (in millions):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

United States	$2,709.8	$1,818.2	$1,564.0
Canada	111.4	—	—
Australia	94.4	—	—
Europe	176.2	24.6	14.8

Total	$3,091.8	$1,842.8	$1,578.8

Operating earnings (loss) by operating segment in U.S. dollars were as follows (in millions):

	Fiscal Year Ended	Fiscal Year Ended	Fiscal Year Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

United States	$173.7	$102.1	$104.8
Canada	7.9	—	—
Australia	11.0	—	—
Europe	0.1	(3.0)	(0.4)

Total	$192.7	$99.1	$104.4

Total assets by operating segment in U.S. dollars were as follows (in millions):

	January 28,	January 29,
	2006	2005

United States	$2,347.1	$897.1
Canada	210.4	—
Australia	214.7	—
Europe	242.9	18.9

Total	$3,015.1	$916.0

The Canada and Australia segments have a longer history of operations than the Europe segment and their older store base generates more operating earnings than Europe. As stores in Europe mature, the Company expects operating profit to increase. Because the fiscal 2005 segment results for international operations consist primarily of the results for the 16 weeks of EB’s operations owned by the Company, management does not believe that further discussion of the segment results will be meaningful.

Fiscal 2005 Compared to Fiscal 2004

Sales increased by $1,249.0 million, or 67.7%, from $1,842.8 million in fiscal 2004 to $3,091.8 million in fiscal 2005. The increase in sales was primarily attributable to approximately $996.8 million in sales from EB for the 16 weeks of its operations owned by the Company, approximately $216.0 million in non-comparable sales resulting from the 574 net new GameStop stores opened since January 31, 2004 and approximately $29.6 million due to an increase in comparable Historical GameStop store sales of 1.7%. This comparable store sales increase was expected due to the launch of Sony PlayStation Portable in March 2005 and the launch of Microsoft Xbox 360 hardware in November 2005. On a pro forma basis, comparable store sales decreased 1.4% in fiscal 2005. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.

The mergers and the release of the Sony PSP and the Microsoft Xbox 360 led to an increase in new video game hardware sales of $294.0 million, or 140.5%, from fiscal 2004 to fiscal 2005. New hardware sales increased as a percentage of sales from 11.4% in fiscal 2004 to 16.3% in fiscal 2005 due primarily to the Sony PSP and Microsoft Xbox 360 launches. The mergers led to an increase in new video game software sales of $468.2 million, or 60.3%, from fiscal 2004 to fiscal 2005. New software sales as a percentage of total sales decreased from 42.1% in fiscal

2004 to 40.3% in fiscal 2005, due to the increase in new hardware sales as a percentage of total sales. Used video game product sales also grew due to an increase in store count, efforts to increase the supply of used inventory available for sale and the mergers, with an increase in sales of $296.2 million, or 57.9%, from fiscal 2004. Sales of other product categories, including PC entertainment and other software and accessories, magazines and character-related merchandise, grew 55.2%, or $190.6 million, from fiscal 2004 to fiscal 2005, due to the mergers.

Cost of sales increased by $886.3 million, or 66.5%, from $1,333.5 million in fiscal 2004 to $2,219.8 million in fiscal 2005 as a result of the changes in gross profit discussed below.

Gross profit increased by $362.7 million, or 71.2%, from $509.3 million in fiscal 2004 to $872.0 million in fiscal 2005. Gross profit as a percentage of sales increased from 27.6% in fiscal 2004 to 28.2% in fiscal 2005. This increase was primarily the result of increases in vendor allowances received in excess of advertising expenses, which are recorded as a reduction in cost of sales. In fiscal 2005, vendor allowances received in excess of advertising expenses were $74.7 million compared to $29.9 million in fiscal 2004. This increase was due to the ownership of EB during the fourth fiscal quarter, during which much of the year’s advertising allowances are generated, and due to the launch of the Xbox 360, which generated additional advertising allowances. Gross profit as a percentage of sales on new hardware, new software and other products increased due to the increase in vendor allowances received as discussed above. The gross profit on new hardware increased from 4.1% of sales in fiscal 2004 to 6.1% in fiscal 2005. Because new hardware platforms typically have lower margins than established hardware platforms, as expected, the launch of the Sony PSP and the Microsoft Xbox 360 had an offsetting effect on new hardware gross profit as a percentage of sales. Gross profit as a percentage of sales on new software increased from 19.6% in fiscal 2004 to 21.4% in fiscal 2005 due to the increase in vendor allowances received, as discussed above. Gross profit as a percentage of sales on other products increased from 34.0% in fiscal 2004 to 35.8% in fiscal 2005. Gross profit as a percentage of sales on used video game products increased from 45.3% in fiscal 2004 to 47.4% in fiscal 2005 due to increased efforts to monitor margin rates and, following the mergers, the application of GameStop’s merchandising algorithms to EB’s used video game category.

The Company expects gross profit as a percentage of sales in fiscal 2006 to be impacted by the anticipated launch in late 2006 of two new hardware platforms in the United States and the March 2006 launch of Microsoft’s Xbox 360 hardware platform in Australia.

Selling, general and administrative expenses increased by $225.9 million, or 60.5%, from $373.4 million in fiscal 2004 to $599.3 million in fiscal 2005. Approximately $165.9 million of this increase was attributable to the mergers and the remainder was due to increases in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 20.2% in fiscal 2004 to 19.4% in fiscal 2005. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to combining the full year results of Historical GameStop’s operations with the 16 weeks of EB’s operations, including the fourth quarter of the fiscal year. The fourth quarter of the fiscal year typically experiences high leveraging of selling, general and administrative expenses due to the holiday selling season. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $2.6 million in fiscal 2005, compared to an immaterial amount of loss in fiscal 2004.

Depreciation and amortization expense increased from $36.8 million in fiscal 2004 to $66.4 million in fiscal 2005. This increase of $29.6 million was due primarily to depreciation of EB’s assets of $22.4 million after the mergers, with the remaining increase due to capital expenditures for 296 new GameStop stores and management information systems and the commencement in the third quarter of fiscal 2005 of full operations in the Company’s new distribution facility. Depreciation and amortization expense will increase from fiscal 2005 to fiscal 2006 due to the mergers, continued capital expenditures for new stores and management information systems and due to a full year of depreciation on the Company’s new distribution facility.

The Company’s results of operations for fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the mergers, which included $13.6 million included in operating earnings and $7.5 million included in interest expenses. The $13.6 million included $9.0 million in one-time charges associated with assets of the Company considered to be impaired because they were redundant as a result of the mergers. The $7.5 million of merger-related interest expense resulted primarily from a commitment fee of $7.1 million for bridge financing as a contingency in the event that we were unable to issue the senior notes and senior floating rate notes prior to the consummation of the mergers.

Interest income resulting from the investment of excess cash balances increased from $1.9 million in fiscal 2004 to $5.1 million in fiscal 2005 due to an increase in the average yield on the investments, interest of $0.8 million earned on the investment of the $941.5 million in proceeds of the offering of the senior notes and the senior floating rate notes from the issuance date on September 28, 2005 until the date of the mergers on October 8, 2005 and interest income earned by EB after the mergers on its invested assets. Interest expense increased from $2.2 million in fiscal 2004 to $30.4 million in fiscal 2005 primarily due to the interest incurred on the $650 million senior notes payable and the $300 million senior floating rate notes payable and the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of Historical GameStop’s Class B common stock in fiscal 2004. Interest expense on the Company’s debt is expected to be approximately $80.0 million in fiscal 2006.

Income tax expense increased by $21.1 million, from $38.0 million in fiscal 2004 to $59.1 million in fiscal 2005. The Company’s effective tax rate decreased from 38.4% in fiscal 2004 to 37.0% in fiscal 2005 due to expenses related to the mergers and corporate restructuring. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $93.6 million, from $99.1 million in fiscal 2004 to $192.7 million in fiscal 2005 and an increase in net earnings of $39.9 million, or 65.5%, from $60.9 million in fiscal 2004 to $100.8 million in fiscal 2005.

Fiscal 2004 Compared to Fiscal 2003

Sales increased by $264.0 million, or 16.7%, from $1,578.8 million in fiscal 2003 to $1,842.8 million in fiscal 2004. The increase in sales was attributable to the $139.0 million in sales resulting from 338 new stores opened since January 31, 2004 and the $94.2 million in additional sales from having a full year of sales in fiscal 2004 from stores that opened in fiscal 2003, compared to a partial year in 2003. Comparable store sales increased a modest 1.7% as increases in video game software sales driven by strong new game releases were offset by declining hardware price points and hardware shortages caused by insufficient quantities manufactured by hardware vendors. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.

The strong new game releases in fiscal 2004 led to an increase in new video game software sales of $128.8 million, or 19.9%, from fiscal 2003 and an increase in new software sales as a percentage of total sales from 41.0% in fiscal 2003 to 42.1% in fiscal 2004. The declining price points and hardware shortages described above curtailed the expected growth in new hardware, resulting in a modest 5.6%, or $11.1 million, increase in sales and a decline in hardware sales as a percentage of total sales from 12.6% in fiscal 2003 to 11.4% in fiscal 2004. Used video game products continued to show strong growth, with an increase in sales of $108.5 million, or 26.9%, from fiscal 2003 to fiscal 2004 and an increase as a percentage of total sales from 25.5% in fiscal 2003 to 27.8% in fiscal 2004. This growth was due to our store growth in strip centers and the availability of used products for sale caused by trade-ins of used video game products in response to the strong new game releases. Sales of other product categories, including PC entertainment and other software and accessories, magazines and character-related merchandise, grew only 4.7%, or $15.6 million, from fiscal 2003 to fiscal 2004, as was expected due to a lack of strong new PC accessories and trading cards.

Cost of sales increased by $187.6 million, or 16.4%, from $1,145.9 million in fiscal 2003 to $1,333.5 million in fiscal 2004 as a result of the changes in gross profit discussed below.

Gross profit increased by $76.4 million, or 17.6%, from $432.9 million in fiscal 2003 to $509.3 million in fiscal 2004. Gross profit as a percentage of sales increased from 27.4% in fiscal 2003 to 27.6% in fiscal 2004. This increase was primarily the result of the shift in sales mix from lower margin new video game hardware to higher margin new video game software and used video game products, as discussed above. Gross profit as a percentage of sales on new hardware declined from 5.3% in fiscal 2003 to 4.1% in fiscal 2004 due to the expedited freight costs incurred in shipping hardware, which was in short supply, into our stores. The expected continued downward pressure in margin rates on new release titles caused a decline in gross profit as a percentage of sales on new software from 19.9% in fiscal 2003 to 19.6% in fiscal 2004. Gross profit as a percentage of sales on used video game products increased from 44.5% in fiscal 2003 to 45.3% in fiscal 2004 due to increased efforts to monitor margin rates. Gross profit as a percentage of sales on other products remained comparable from fiscal 2003 to fiscal 2004.

Selling, general and administrative expenses increased by $74.2 million, or 24.8%, from $299.2 million in fiscal 2003 to $373.4 million in fiscal 2004. These increases were primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution, and corporate office operating expenses, the $2.8 million provision for the proposed California labor litigation settlement, the $2.8 million charge attributable to the professional fees related to the spin-off of our Class B common shares previously owned by Barnes & Noble and $5.1 million attributable to correcting our method of accounting for rent expense. Selling, general and administrative expenses as a percentage of sales increased from 19.0% in fiscal 2003 to 20.2% in fiscal 2004. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and investments in our international infrastructure (a combined impact of 0.6% of sales), the provision for the proposed California labor litigation settlement (0.2% of sales), the charge attributable to the professional fees related to the spin-off of our Class B common shares (0.2% of sales) and correcting our method of accounting for rent expense (0.3% of sales).

Depreciation and amortization expense increased from $29.4 million in fiscal 2003 to $36.8 million in fiscal 2004. This increase of $7.4 million was due to the capital expenditures for new stores and management information systems during the fiscal year.

Interest income resulting from the investment of excess cash balances increased from $1.5 million in fiscal 2003 to $1.9 million in fiscal 2004 due to an increase in the level of investments and the average yield on the investments. Interest expense increased by $1.5 million, from $0.7 million in fiscal 2003 to $2.2 million in fiscal 2004. This increase in interest expense was due to the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of the Company’s Class B common stock.

Income tax expense decreased by $3.7 million, from $41.7 million in fiscal 2003 to $38.0 million in fiscal 2004. The Company’s effective tax rate decreased from 39.7% in fiscal 2003 to 38.4% in fiscal 2004 due to corporate restructuring. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

The factors described above led to a decrease in operating earnings of $5.3 million, from $104.4 million in fiscal 2003 to $99.1 million in fiscal 2004 and a decrease in net earnings of $2.6 million, or 4.0%, from $63.5 million in fiscal 2003 to $60.9 million in fiscal 2004.

Liquidity and Capital Resources

During fiscal 2005, cash provided by operations was $291.4 million, compared to cash provided by operations of $146.0 million in fiscal 2004 and cash provided by operations of $71.3 million in fiscal 2003. The increase in cash provided by operations of $145.4 million from fiscal 2004 to fiscal 2005 resulted from an increase in net income of $39.9 million, primarily due to EB’s results of operations since the mergers; an increase in depreciation and amortization of $29.7 million due primarily to the mergers; an increase in the growth in accounts payable, net of growth in merchandise inventories, of $26.8 million caused by growth of the Company and efforts to manage working capital; an increase in the growth of accrued liabilities of $29.9 million due primarily to increases in liabilities for customer reservations caused by the growth of the Company; and a net decrease in prepaid expenses of $19.5 million due primarily to the timing of rent payments at the end of the fiscal 2004.

The increase in cash provided by operations of $74.7 million from fiscal 2003 to fiscal 2004 resulted primarily from an excess of the growth of accounts payable over the growth in merchandise inventories of $7.3 million during fiscal 2004 compared to a deficit in the growth of accounts payable compared to the growth in merchandise inventories of $32.7 million during fiscal 2003. The Company invested in merchandise inventories during fiscal 2003 to prepare for the growth of the Company and store openings in fiscal 2004, with an increase in merchandise inventories of $72.7 million during fiscal 2003 compared to an increase in accounts payable and accrued liabilities of $40.0 million during fiscal 2003. In addition, the increase in cash provided by operations from fiscal 2003 to fiscal 2004 was also due to an increase in depreciation and amortization of $7.5 million, due primarily to growth in store count and investments in information systems and a net change in prepaid taxes of $21.8 million due to timing of tax payments made in fiscal 2003 for fiscal 2004.

Cash used in investing activities was $996.8 million and $98.4 million during fiscal 2005 and fiscal 2004, respectively. During fiscal 2005, $886.1 million of cash was used to acquire EB. Our capital expenditures in fiscal 2005 included approximately $9.7 million to complete the build-out of our new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $101.0 million in capital expenditures was used to open 377 new stores, remodel existing stores and invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop. During fiscal 2004, our capital expenditures included approximately $27.7 million to acquire and begin the build-out of our new corporate headquarters and distribution center facility. The remaining $70.6 million in capital expenditures was used to open 338 new stores, remodel existing stores and invest in information systems.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 377 stores in fiscal 2005 and expect to open approximately 400 stores in fiscal 2006. Within the next 12 to 24 months, we intend to rebrand all of the EB stores to the GameStop brand. Projected capital expenditures for fiscal 2006 are approximately $110.0 million, to be used primarily to fund new store openings, rebrand EB stores and invest in distribution and information systems in support of the integration of the operations of EB and Historical GameStop.

In October 2005, in connection with the mergers, the Company entered into a five year, $400.0 million Credit Agreement (the “Senior Credit Facility”), including a $50.0 million letter of credit sub-limit, secured by the assets of the Company. The Senior Credit Facility places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

The availability under the Senior Credit Facility is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Senior Credit Facility is or will be after any such payment equal to or greater than 25% of the borrowing base the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Senior Credit Facility at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Senior Credit Facility is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 28, 2006 the applicable margin was 0.0% for prime rate loans and 1.50% for LIBOR loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Senior Credit Facility.

As of January 28, 2006, there were no borrowings outstanding under the Senior Credit Facility and letters of credit outstanding totaled $2.3 million.

On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of January 28, 2006, Jump had other third-party debt of approximately $0.6 million.

As of January 28, 2006, the Company was in compliance with all covenants associated with its credit facilities.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the mergers, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). At such time, the gross proceeds of the offering of the Notes were placed in escrow pending approval of the mergers by Historical GameStop’s and EB’s stockholders, which approval was a condition to the consummation of the mergers. The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of January 28, 2006 was 8.405% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers will pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The first interest payment was made on the first business day following its due date of January 1, 2006. The Issuers will pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, commencing on April 1, 2006, to holders of record on the immediately preceding March 15 and September 15, and at maturity. A copy of the Indenture was filed as Exhibit 4.2 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. A copy of the Registration Rights Agreement was filed as Exhibit 4.3 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005. The Company intends to file a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. Under the terms of the indenture for the Notes, if we do not complete an offer to exchange the Notes for the New Notes by June 23, 2006, the interest rate on the Notes will increase by 25 basis points until we complete the exchange offer.

At the scheduled meetings of Historical GameStop’s and EB’s stockholders held on October 6, 2005, the proposal for the business combination was approved. On October 7, 2005, the proceeds of the offering placed in escrow, minus certain fees and expenses of the initial purchasers and others, were released to the Company. Such net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the mergers.

Concurrently with the consummation of the mergers on October 8, 2005, EB and its direct and indirect domestic wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into: (1) a first supplemental indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture; and (2) a joinder agreement, dated October 8, 2005, pursuant to which the EB

Guarantors assumed all the obligations of a subsidiary guarantor under the Purchase Agreement and the Registration Rights Agreement.

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

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency.

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9.5 million mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of January 28, 2006, the outstanding principal balance under the mortgage was approximately $9.3 million.

In March 2003, the Board of Directors of Historical GameStop authorized a common stock repurchase program for the purchase of up to $50.0 million of Historical GameStop’s Class A common shares. Historical GameStop had the right to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 52 weeks ended January 29, 2005, Historical GameStop repurchased 959,000 shares at an average share price of $15.64. During the 52 weeks ended January 30, 2004, Historical GameStop repurchased 2,304,000 shares at an average share price of $15.19. From the inception of this repurchase program through January 29, 2005, Historical GameStop repurchased 3,263,000 shares at an average share price of $15.32, totaling $50.0 million, and, as of January 29, 2005, had no amount remaining available for purchases under this repurchase program. The repurchased shares were held in treasury until the consummation of the mergers, at which time the shares were retired and all outstanding shares of Historical GameStop were exchanged for shares of common stock of the Company.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107,000 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million. Scheduled principal payments of $37.5 million and $12.2 million were made in January 2005 and October 2005, respectively. The note also requires payments of $12.2 million each due in October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due. The repurchased shares were immediately retired.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Senior Credit Facility will be sufficient to fund our operations, required interest payments on the Notes and our note payable to Barnes & Noble, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations (in millions) as of January 28, 2006:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	In millions

Long-Term Debt(1)	$1,479.4	$91.4	$168.8	$156.3	$1,062.9
Operating Leases	$1,017.4	$197.1	$339.3	$206.5	$274.5
Purchase Obligations(2)	$420.9	$420.9	$—	$—	$—
Involuntary Employment Termination Costs(3)	$10.2	$10.2	$—	$—	$—

Total	$2,927.9	$719.6	$508.1	$362.8	$1,337.4

(1)	The long-term debt consists of $650.0 million (principal value), which bears interest at 8.0%, $300.0 million of floating rate notes which currently bear interest at 8.4%, $24.3 million which bears interest at 5.5% and $9.3 million which bears interest at 5.4%. Amounts include contractual interest payments (using the interest rate as of January 28, 2006 for the floating rate notes).

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(3)	Involuntary employment termination costs include known amounts committed to approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. Termination of these employees began in October 2005 and is expected to be completed by July 2006.

In addition to minimum rentals, the operating leases generally require the Company to pay all insurance, taxes and other maintenance costs and may provide for percentage rentals. Percentage rentals are based on sales performance in excess of specified minimums at various stores. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, including renewal options for those leases in which it is reasonably assured that the Company will exercise the renewal option. The Company does not have leases with capital improvement funding.

The Company intends to sell the 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania in fiscal 2006. Under the terms of the mortgage agreement on this facility, we could be liable for an early-termination payment of approximately $0.8 million when we sell the facility and retire the mortgage. This early-termination payment is recorded in accrued liabilities in the consolidated balance sheet as of January 28, 2006 as the Company intends to retire the mortgage if the building is sold in fiscal 2006 and expects to be liable for the early-termination penalty.

The Company has entered into employment agreements with R. Richard Fontaine, Daniel A. DeMatteo Steven R. Morgan and David W. Carlson. The terms of the employment agreement for Mr. Fontaine and Mr. DeMatteo commenced on April 11, 2005 and continue for a period of three years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Morgan commenced on December 9, 2005 and continues through February 12, 2008, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Carlson commenced on April 3, 2006 and continues for a period of two years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. Mr. Fontaine’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $650,000. Mr. DeMatteo’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $535,000. The Board of Director’s of the Company has set Mr. Fontaine’s and Mr. DeMatteo’s salaries for fiscal 2006 at $1,000,000 and $800,000, respectively. Mr. Morgan’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $450,000. Mr. Carlson’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $350,000.

As of January 28, 2006, we had standby letters of credit outstanding in the amount of $2.3 million and had no other commercial commitments such as guarantees or standby repurchase obligations outstanding.

Off-Balance Sheet Arrangements

The Company remains contingently liable for the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”). SCAC is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $5.4 million in minimum rent and landlord charges as of January 28, 2006. Mr. Kim has entered into an indemnification agreement with EB with respect to these leases, therefore no accrual was recorded for this contingent obligation.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, these charges amounted to $0.9 million, $0.9 million and $1.0 million, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon Historical GameStop’s total payroll expense, property and equipment, and insurance claim history. Management deemed the allocation methodology to be reasonable. During the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, these allocated charges amounted to $1.7 million, $2.7 million and $2.4 million, respectively. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company.

In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9.5 million and was negotiated through an independent third party following an independent appraisal.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107,000 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, the remaining balance of which is payable in installments over the next two years and bears interest at 5.5% per annum, payable when principal installments are due. Scheduled principal payments of $37.5 million and $12.2 million were made in January 2005 and October 2005, respectively. Interest expense on the promissory note in fiscal 2005 totaled $1.8 million.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. For the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $0.3 million.

On November 2, 2002, EB sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13.0 million. The purchaser, SCAC, is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. The transaction was negotiated and approved by a committee of EB’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. As EB remains contingently liable for the BC store leases, Mr. Kim has agreed to indemnify EB against any liabilities associated with these leases.

In connection with the mergers, Historical GameStop agreed to pay the legal fees and expenses of one if its directors, Leonard Riggio, including legal fees and expenses incurred in connection with the preparation and filing of Mr. Riggio’s notification and report form under the Hart Scott Rodino Antitrust Improvements Act of 1976. The Company estimates that Mr. Riggio’s fees and expenses in connection with the mergers were approximately $150,000.

Recent Accounting Pronouncements

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. Currently, companies are required to calculate the estimated fair value of these share-based payments and can elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We have chosen to disclose the pro forma effect. The fair value concepts were not changed significantly in SFAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption we have used continue to be available and we intend to continue to use them. SFAS 123(R) will be effective for the Company beginning in fiscal 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in their footnotes. We have concluded that we will adopt on the modified prospective basis. For the pro forma effect on fiscal 2005, fiscal 2004 and fiscal 2003, using our existing valuation and amortization assumptions, see Note 1 of Notes to Consolidated Financial Statements included in Item 15 of this Report on Form 10-K. We expect that the implementation of SFAS 123(R) will reduce net income by approximately $10.6 million, $8.5 million and $5.3 million in fiscal 2006, fiscal 2007 (the 52 weeks ended February 2, 2008) and fiscal 2008 (the 52 weeks ended January 31, 2009), respectively, based on the terms and conditions of non-vested stock options outstanding as of January 28, 2006.

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections, (“SFAS 154”). This Statement defines the accounting for and reporting of a change in accounting principle. SFAS 154 will be effective for the Company beginning in fiscal 2006. The implementation of SFAS 154 is not expected to have an impact on the Company’s financial condition or results of operations.

In October 2005, the FASB issued Statement of Financial Accounting Standards Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period, (“SFAS SP 13-1”). This Statement requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental costs shall be included in income from continuing operations. SFAS SP 13-1 will be effective for the Company beginning in fiscal 2006. However, the Company previously corrected its calculation of straight-line rent expense to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed. The implementation of SFAS SP 13-1 is not expected to have an impact on the Company’s financial condition or results of operations.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, sales contributed by new stores, increases or decreases in comparable store sales, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with an original maturity of one year or less. In addition, the Notes issued in connection with the mergers include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the floating rate notes would result in a change in the annual interest expense of $2.5 million. The effective rate on the floating rate notes was 8.405% on January 28, 2006. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The mergers significantly increase our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, Electronics Boutique routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the mergers.

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, (“SFAS No. 138”). SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts and cross-currency swaps to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These forward exchange contracts and currency swaps are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of these forwards and swaps at January 28, 2006 was a loss of $7.1 million. A hypothetical increase (or decrease) of 10% in foreign currency exchange rates underlying these forwards and swaps from the market rate at January 28, 2006 would result in a (loss) or gain in value of the forwards and swaps of ($7.2 million) or $5.7 million, respectively. The Company had no forward exchange contracts and currency swaps prior to October 8, 2005.

Item 8.	Consolidated Financial Statements and Supplementary Data

See Item 15(a)(1) and (2) of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the

Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are effective. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 28, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of January 28, 2006 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

The Company completed the mergers on October 8, 2005 and the results of operations of EB are included in the Company’s consolidated financial statements for the period from the date of the mergers through January 28, 2006. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of EB. Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of the acquisition. The operations of EB constituted approximately 60.0% and 65.7% of the Company’s consolidated assets and liabilities, respectively, as of January 28, 2006 and 32.2% of consolidated revenues and 44.9% of operating earnings for the year then ended.

March 29, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Annual Report on Form 10-K, that GameStop Corp. maintained effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of GameStop Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of GameStop Corp. based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal control over financial reporting at Electronics Boutique Holdings Corp. (“EB”), which is included in the fiscal 2005 consolidated financial statements of GameStop Corp. EB’s financial statements constituted total assets and liabilities of approximately 60.0% and 65.7%, respectively, and revenues and operating earnings of approximately 32.2% and 44.9%, respectively, of the related consolidated financial statement amounts as of and for the 52 week period ended January 28, 2006. Management did not assess the effectiveness of internal control over financial reporting at EB because the Company acquired EB on October 8, 2005. Refer to Note 2 to the consolidated financial statements for further discussion of the acquisition and its impact on the Company’s consolidated financial statements. Our audit of internal control over financial reporting of GameStop Corp. did not include an evaluation of the internal control over financial reporting of EB.

In our opinion, management’s assessment that GameStop Corp. maintained effective internal control over financial reporting as of January 28, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2006, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 28, 2006, January 29, 2005, and January 31, 2004. We have also audited the schedule listed in Item 15(a)(2) for this Form 10-K. Our report dated March 29, 2006 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP
Dallas, Texas
March 29, 2006

(c) Changes in Internal Controls Over Financial Reporting

EB operates on different information technology systems than the Company. The Company is currently implementing its information technology systems and integrating its internal control processes at EB. Changes to certain processes, information technology systems, and other components of internal controls resulting from the acquisition of EB may occur and will be evaluated by management as such integration activities are implemented. Other than the impact of the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors and Executive Officers of the Registrant

Directors

The following table sets forth the names and ages of our directors, the year they first became a director and the positions they hold with the Company:

		Director
Name	Age	Since*	Position with the Company

R. Richard Fontaine(1)	64	2001	Chairman of the Board, Chief Executive Officer and Director
Daniel A. DeMatteo	58	2002	Vice Chairman, Chief Operating Officer and Director
Michael N. Rosen(1)	65	2001	Secretary and Director
Jerome L. Davis(2)	50	2005	Director
James J. Kim	70	2005	Director
Leonard Riggio(3)	65	2001	Director
Stephanie M. Shern(4)	58	2002	Director
Stanley (Mickey) Steinberg	73	2005	Director
Gerald R. Szczepanski(5)	57	2002	Director
Edward A. Volkwein(6)	64	2002	Director
Lawrence S. Zilavy	55	2005	Director

*	Includes Historical GameStop

(1)	Member of Executive Committee

(2)	Member of Compensation Committee

(3)	Chair of Executive Committee

(4)	Chair of Audit Committee

(5)	Chair of Compensation Committee and member of Audit Committee and Nominating and Corporate Governance Committee

(6)	Member of Compensation Committee, Audit Committee and Nominating and Corporate Governance Committee

Our board of directors currently consists of eleven directors. Our certificate of incorporation divides our board of directors into three classes: Class 1, whose terms will expire at the annual meeting of stockholders to be held in 2006, Class 2, whose terms will expire at the annual meeting of stockholders to be held in 2007, and Class 3, whose terms will expire at the annual meeting of stockholders in 2008. Daniel A. DeMatteo, Michael N. Rosen and Edward A. Volkwein are in Class 1; R. Richard Fontaine, James J. Kim, Stephanie M. Shern and Jerome L. Davis are in Class 2; and Leonard Riggio, Stanley Steinberg, Gerald R. Szczepanski and Lawrence S. Zilavy are in Class 3. At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third annual meeting following election.

R. Richard Fontaine has been our Chairman of the Board and Chief Executive Officer since Historical GameStop’s initial public offering in February 2002. Mr. Fontaine is also a member of the Executive Committee. Mr. Fontaine has served as the Chief Executive Officer of our predecessor companies since November 1996. He has been an executive officer or director in the video game industry since 1988.

Daniel A. DeMatteo has been our Vice Chairman and Chief Operating Officer since March 2005. Prior to March 2005, Mr. DeMatteo served as President and Chief Operating Officer of the Company or our predecessor companies since November 1996. He has served on our board since 2002 and has been an executive officer in the video game industry since 1988.

Michael N. Rosen is our Secretary and a director. Mr. Rosen has served in the same capacities for us or our predecessor companies since October 1999. Mr. Rosen is also a member of the Executive Committee. Mr. Rosen has been a partner at Bryan Cave LLP, counsel to us, since their July 2002 combination with Robinson Silverman. Prior to that, Mr. Rosen was Chairman of Robinson Silverman. Mr. Rosen is also a director of Barnes & Noble.

Jerome L. Davis is a director and a member of the Compensation Committee. Mr. Davis has served as a director since October 2005. Mr. Davis has served as Global Vice President, Service Excellence for Electronic Data Systems, a business and technology services company, since July 2003. From May 2001 to July 2003, he served in various capacities at Electronic Data Systems, including Chief Client Executive Officer and President, Americas for Business Process Management. Prior to joining Electronic Data Systems, Mr. Davis served as President and Executive Officer of the Commercial Solutions Division of Maytag Corporation, a home and commercial appliance company, from October 1999 until May 2001. Mr. Davis served as Senior Vice President and Officer of Sales for Maytag Appliances Division from March 1998 to September 1999. From March 1992 to February 1998, Mr. Davis was Vice President of National Accounts and Area Vice President for Frito Lay. Mr. Davis also held senior executive positions in Sales and Marketing with Proctor & Gamble from 1977 to 1992. Mr. Davis is currently a director and Chair of the Finance Committee and a member of the Compensation and Nominating and Corporate Governance Committee of Apogee Enterprises, Inc., where he has been a director since 2004.

James J. Kim is a director. Mr. Kim has served as a director since the mergers in October 2005. Prior to the mergers, Mr. Kim served as EB’s Chairman and as a director since March 1998. Mr. Kim founded The Electronics Boutique, Inc., the predecessor to EB, in 1977 and served as its Chairman since its inception. Mr. Kim also serves as the Chairman of Amkor Technology, Inc., a semiconductor assembly, test, packaging and technology firm.

Leonard Riggio is a director and Chair of the Executive Committee. Mr. Riggio was the Chairman of the Board of Historical GameStop or its predecessor companies from November 1996 until Historical GameStop’s initial public offering in February 2002. He has served as an executive officer or director in the video game industry since 1987. Mr. Riggio has been Chairman of the Board and a principal stockholder of Barnes & Noble since its inception in 1986 and served as Chief Executive Officer from its inception in 1986 until February 2002. Since 1965, Mr. Riggio has been Chairman of the Board, Chief Executive Officer and the principal stockholder of Barnes & Noble College Booksellers, Inc., one of the largest operators of college bookstores in the country. Since 1985, Mr. Riggio has been Chairman of the Board and a principal beneficial owner of MBS Textbook Exchange, Inc., one of the nation’s largest wholesalers of college textbooks.

Stephanie M. Shern is a director and Chair of the Audit Committee. Mrs. Shern formed Shern Associates LLC in February 2002 to provide business advisory and board services, primarily to publicly-held companies. From May 2001 until February 2002, Mrs. Shern served as Senior Vice President and Global Managing Director of Retail and Consumer Products for Kurt Salmon Associates. From 1995 until April 2001, Mrs. Shern was the Vice Chair and Global Director of Retail and Consumer Products for Ernst & Young LLP and a member of Ernst & Young’s Management Committee. Mrs. Shern is currently a director and Chair of the Audit Committee of The Scotts/Miracle Gro Company, a director and Chair of the Audit Committee and member of the Governance Committee of Nextel Communications, Inc., a director and member of the Audit Committee of Royal Ahold, and a director and Chair of the Audit Committee of The Vitamin Shoppe, Inc.

Stanley (Mickey) Steinberg is a director. Mr. Steinberg has served as a director since the mergers in October 2005. Prior to the mergers, Mr. Steinberg served as a director of EB since September 1998. Mr. Steinberg currently serves as a Senior Advisor to the mergers and acquisitions firm of Navigant Capital Advisors, LLC. From August 1994 to June 1998, Mr. Steinberg served as Chairman of Sony Retail Entertainment. From 1989 to 1994, Mr. Steinberg served as Executive Vice President and Chief Operating Officer of Walt Disney Imagineering. Mr. Steinberg serves on the Board of Directors of Reckson Associates Realty Corp. and of two privately held companies — AMC, Inc., the owner and manager of the AmericasMart Atlanta trade show center, and ECI Group, an apartment developer, construction and management company.

Gerald R. Szczepanski is a director and Chair of the Compensation Committee and a member of the Audit Committee and the Nominating and Corporate Governance Committee. Mr. Szczepanski is currently retired. Mr. Szczepanski was the co-founder, and, from 1994 to 2005, the Chairman and Chief Executive Officer of Gadzooks, Inc., a publicly traded, specialty retailer of casual clothing and accessories for teenagers. On February 3, 2004, Gadzooks, Inc. filed a voluntary petition under Chapter 11 of the United States Bankruptcy Code in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division (Case No. 04-31486-11).

Edward A. Volkwein is a director and a member of the Audit Committee, the Compensation Committee and the Nominating and Corporate Governance Committee. Mr. Volkwein is President and Chief Operating Officer of Hydro-Photon, Inc., a water purification technology company. Prior to joining Hydro-Photon, Mr. Volkwein had a broad marketing career beginning in brand management for General Foods and Chesebrough-Ponds, Inc. He served as Senior Vice President Global Advertising and Promotion for Philips Consumer Electronics and as Senior Vice President Marketing for Sega of America, where he was instrumental in developing Sega into a major video game brand. Mr. Volkwein has also held senior executive positions with Funk & Wagnalls and Prince Manufacturing.

Lawrence S. Zilavy is a director. Mr. Zilavy has served as a director since October 2005. Mr. Zilavy retired as Executive Vice President, Corporate Finance and Strategic Planning for Barnes & Noble, Inc. in November 2004 and had served in that position since May 2003. Mr. Zilavy was Chief Financial Officer of Barnes & Noble, Inc. from June 2002 through April 2003. Prior to that, he was Executive Vice President of IBJ Whitehall Bank and Trust Company, where he worked since 1992. Mr. Zilavy is currently a director and member of the Audit Committee of The Hain Celestial Group, Inc., a publicly traded natural and organic food and personal care products company, a director of Community Resource Exchange (a non-profit organization) and a trustee of St. Francis College in New York City.

Committees of the Board

The Board of Directors has four standing committees: an Audit Committee, a Compensation Committee, a Nominating and Corporate Governance Committee and an Executive Committee.

Audit Committee.  The Audit Committee has the principal function of, among other things, reviewing the adequacy of the Company’s internal system of accounting controls, the appointment, compensation, retention and oversight of the independent certified public accountants, conferring with the independent public accounting firm concerning the scope of their examination of the books and records of the Company, reviewing and approving related party transactions and considering other appropriate matters regarding the financial affairs of the Company. In addition, the Audit Committee has established procedures for the receipt, retention and treatment of confidential and anonymous complaints regarding the Company’s accounting, internal accounting controls and auditing matters. The board of directors has adopted a written charter setting out the functions of the Audit Committee, a copy of which is available on the Company’s website at www.gamestop.com and is available in print to any stockholder who requests it, in writing to the Company’s Secretary, GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. As required by the charter, the Audit Committee will continue to review and reassess the adequacy of the charter annually and recommend any changes to the board of directors for approval. The current members of the Audit Committee are Stephanie M. Shern (Chair), Edward A. Volkwein and Gerald R. Szczepanski, all of whom are “independent” directors under the listing standards of the NYSE. In addition to meeting the independence standards of the NYSE, each member of the Audit Committee is financially literate and meets the independence standards established by the Securities and Exchange Commission (the “SEC”). The board of directors has also determined that Mrs. Shern has the requisite attributes of an “audit committee financial expert” as defined by regulations promulgated by the SEC and that such attributes were acquired through relevant education and/or experience. The Audit Committee met nine times during fiscal 2005.

Compensation Committee.  The principal function of the Compensation Committee is to, among other things, make recommendations to the board of directors with respect to matters regarding the approval of employment agreements, management and consultant hiring and executive compensation. The Compensation Committee is also responsible for administering our Amended and Restated 2001 Incentive Plan, as amended, and our Supplemental Compensation Plan (the “Supplemental Compensation Plan”). The current members of the Compensation Committee are Gerald R. Szczepanski (Chair), Jerome L. Davis and Edward A. Volkwein, all of whom meet the independence standards of the NYSE. The board of directors has adopted a written charter setting out the functions of the Compensation Committee, a copy of which is available on the Company’s website at www.gamestop.com and is available in print to any stockholder who requests it, in writing to the Company’s Secretary, GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

Nominating and Corporate Governance Committee.  The principal function of the Nominating and Corporate Governance Committee is to review and recommend to the board candidates for service on the board and its committees, including the renewal of existing directors, and to recommend to the board the corporate governance guidelines applicable to the Company. The current members of the Nominating and Corporate Governance Committee are Gerald R. Szczepanski and Edward A. Volkwein, both of whom meet the independence standards of the NYSE. Our board of directors has adopted a written charter setting out the functions of the Nominating and Corporate Governance Committee, a copy of which can be found on our website at www.gamestop.com and is available in print to any stockholder who requests it, in writing to the Company’s Secretary, GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

Executive Committee.  The Executive Committee was formed in October 2005. The principal function of the Executive Committee is to, among other things, review issues, including strategic planning and other matters, which are appropriate for deliberation and decision by the board of directors, and make recommendations with respect thereto. The current members of the Executive Committee are Leonard Riggio (Chair), R. Richard Fontaine and Michael N. Rosen.

Executive Officers

The following table sets forth the names and ages of our executive officers and the positions they hold:

Name	Age	Position

R. Richard Fontaine	64	Chairman of the Board and Chief Executive Officer
Daniel A. DeMatteo	58	Vice Chairman and Chief Operating Officer
Steven R. Morgan	54	President
David W. Carlson	43	Executive Vice President and Chief Financial Officer
Ronald Freeman	58	Executive Vice President of Distribution
Robert A. Lloyd	44	Senior Vice President and Chief Accounting Officer

Information with respect to executive officers of the Company who also are directors is set forth in “Directors” above.

Steven R. Morgan has been our President since December 2005. Mr. Morgan joined the Company upon completion of the mergers in October 2005 in his position as EB’s President of Stores — North America and President of Electronics Boutique Canada Inc. He had served in that capacity since April 2002. From June 2001 to April 2002, Mr. Morgan served as EB’s Senior Vice President of Stores and Canadian Operations. Mr. Morgan joined EB in January 2001 as Senior Vice President of Stores. Prior to January 2001, Mr. Morgan held various positions within the Federated and May Department Stores organizations.

David W. Carlson has been Executive Vice President and Chief Financial Officer of GameStop or our predecessor companies since November 1996. From 1989 to November 1996, Mr. Carlson held various positions with Barnes & Noble, including Director of Finance, Director of Accounting and Manager of Financial Reporting. Prior to 1989, Mr. Carlson held various positions with the public accounting firm of KPMG Peat Marwick.

Ronald Freeman has been our Executive Vice President of Distribution since January 2004. From March 2000 to January 2004, Mr. Freeman was our Vice President of Distribution and Logistics. Mr. Freeman was Vice President of Distribution/Configuration for CompUSA from July 1997 until March 2000. Mr. Freeman was Vice President of Distribution and Logistics of Babbage’s, a predecessor company of ours, from November 1996 until July 1997.

Robert A. Lloyd, has been our Senior Vice President and Chief Accounting Officer since October 2005. Prior to that, Mr. Lloyd was the Vice President — Finance of GameStop or its predecessor companies from October 2000 and was the Controller of GameStop’s predecessor companies from December 1996 to October 2000. From 1988 to

December 1996, Mr. Lloyd held various financial management positions as Controller or Chief Financial Officer, primarily in the telecommunications industry. Prior to May 1988, Mr. Lloyd held various positions with the public accounting firm of Ernst & Young. Mr. Lloyd is a Certified Public Accountant.

Our executive officers are elected by our board of directors on an annual basis and serve until the next annual meeting of our board of directors or until their successors have been duly elected and qualified.

Code of Ethics

The Company has adopted a Code of Ethics that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, Vice Chairman and Chief Operating Officer, President, Chief Financial Officer, Chief Accounting Officer and any Executive Vice President of the Company. This Code of Ethics is attached as Exhibit 14.1 to this Form 10-K.

In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website (www.gamestop.com) within five business days following such amendment or waiver.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) Beneficial Ownership Reporting Compliance.  Section 16(a) of the Exchange Act requires the Company’s executive officers and directors, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file initial statements of beneficial ownership (Form 3) and statements of changes in beneficial ownership (Forms 4 and 5) of common stock of the Company with the SEC. Executive officers, directors and greater than ten-percent stockholders are required to furnish the Company with copies of all such forms they file.

To the Company’s knowledge, based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons that no additional forms were required, all filing requirements applicable to the Company’s executive officers, directors and greater than ten-percent stockholders were complied with, with the exception of the late filing of a Form 3 by Robert A. Lloyd and a late filing of an amended Form 3 by Messrs. Riggio, Rosen and Szczepanski.

Certifications

For fiscal 2005, we filed with the NYSE the Annual CEO Certification regarding the Company’s compliance with the NYSE’s Corporate Governance listing standards as required by Section 303A-12(a) of the NYSE Listed Company Manual. In addition, the Company has filed as exhibits to this Annual Report on Form 10-K for the year ended January 28, 2006, the applicable certifications of its Chief Executive Officer and its Chief Financial Officer required under Section 302 of the Sarbanes-Oxley Act of 2002, regarding the quality of the Company’s public disclosures.

Item 11.	Executive Compensation

The following table (the “Summary Compensation Table”) sets forth the compensation earned during the years indicated by our chief executive officer and our four other most highly compensated executive officers.

				Long-term
				Compensation
				Awards
						Securities
						Underlying
				Restricted		GameStop
	Fiscal	Annual Compensation(1)		Stock		Options		All Other
Name and Principal Position	Year	Salary ($)	Bonus ($)	Awards ($)		(Shs.)		Compensation ($)(2)

R. Richard Fontaine	2005	$643,846	$1,110,000	$2,428,800	(5)	—		$11,919
Chairman of the Board and	2004	566,153	598,500	—		150,000	(7)	13,031
Chief Executive Officer	2003	518,462	650,000	—		141,000	(8)	10,600
Daniel A. DeMatteo	2005	530,000	949,000	2,428,800	(5)	—		10,156
Vice Chairman and Chief	2004	466,646	493,500	—		150,000	(7)	9,065
Operating Officer	2003	425,138	533,000	—		141,000	(8)	7,126
Steven R. Morgan(3)	2005	112,922	445,850	—		120,000	(6)	6,746 (9)
President	2004	—	—	—		—		—
	2003	—	—	—		—		—
David W. Carlson	2005	288,846	303,000	1,214,400	(5)	—		8,714
Executive Vice President and	2004	273,077	144,375	—		75,000	(7)	9,539
Chief Financial Officer	2003	248,077	175,000	—		75,000	(8)	8,173
Ronald Freeman(4)	2005	258,123	169,400	850,080	(5)	—		9,465
Executive Vice President	2004	249,039	93,750	—		66,000	(7)	8,973
of Distribution	2003	198,077	80,000	—		66,000	(8)	7,491

(1)	None of the perquisites or other benefits paid to each named executive officer exceeded the lesser of $50,000 or 10% of the total annual salary and bonus received by each named executive officer.

(2)	Consists of contributions under our 401(k) plan and payments for life and disability insurance coverage.

(3)	Mr. Morgan was appointed as President in December 2005. Mr. Morgan joined the Company upon completion of the mergers in October 2005 in his position as EB’s President of Stores — North America and President of Electronics Boutique Canada Inc. The amounts presented above for periods prior to December 2005 reflect compensation while he served in that capacity after the date of the mergers. Of the bonus, $118,755 was a retention bonus for remaining in his position with EB up to and following completion of the mergers.

(4)	Mr. Freeman was appointed as Executive Vice President in January 2004. The amounts presented above for periods prior to 2004 reflect compensation while he served as the Company’s Vice President of Distribution and Logistics.

(5)	Reflects restricted shares of Class A common stock granted on February 10, 2006, based on performance for the fiscal year ended January 28, 2006. These shares vest ratably over a three-year period commencing one year after the grant date. The values in the table for our Class A common stock have been calculated based on the $40.48 per share closing price of our Class A common stock on February 10, 2006, the grant date. The number of restricted shares awarded to Messrs. Fontaine, DeMatteo, Carlson and Freeman were 60,000, 60,000, 30,000 and 21,000, respectively.

(6)	Reflects options granted on February 10, 2006, based on performance for the fiscal year ended January 28, 2006.

(7)	Reflects options granted on March 11, 2005, based on performance for the fiscal year ended January 29, 2005.

(8)	Reflects options granted on March 2, 2004, based on performance for the fiscal year ended January 31, 2004.

(9)	Includes payments for a vehicle leased for Mr. Morgan’s use.

Grants of Stock Options in Last Fiscal Year

The following table shows all grants of options to acquire shares of our Class A common stock granted to the executive officers named in the Summary Compensation Table for the fiscal year ended January 28, 2006. The options for executive officers to acquire shares of our Class A common stock were granted on February 10, 2006, based on performance for the fiscal year ended January 28, 2006. The potential realizable value is calculated based on the term of the option at its date of grant. It is calculated assuming that the fair market value of our Class A common stock on the date of grant appreciates at the indicated annual rates compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock. These numbers are calculated based on the requirements of the SEC and do not reflect our estimate of future stock price growth.

Option/SAR Grants In Last Fiscal Year
Individual Grants
% of
	Number of	Total				Potential Realizable Value
	Securities	Options	Exercise	Market		at Assumed Annual Rates of
	Underlying	Granted	or Base	Price on		Stock Price Appreciation
	Options	in Fiscal	Price	Date of	Expiration	for Option Term
	Granted	Year	($/Shs.)	Grant	Date	5% ($)	10% ($)

R. Richard Fontaine GameStop Class A Common Stock	—	—	—	—	—	—	—
Daniel A. DeMatteo GameStop Class A Common Stock	—	—	—	—	—	—	—
Steven R. Morgan GameStop Class A Common Stock	120,000	7.4%	$41.37	$41.37	2/9/16	$3,122,084	$7,911,975
David W. Carlson GameStop Class A Common Stock	—	—	—	—	—	—	—
Ronald Freeman GameStop Class A Common Stock	—	—	—	—	—	—	—

Fiscal Year End Option Value

The following table provides information for the executive officers named in the Summary Compensation Table regarding exercises of options to purchase shares of our Class A common stock during the fiscal year ended January 28, 2006 and our options held as of January 28, 2006 by those executive officers. The values realized upon exercise in the table have been calculated using the stock price at the times of exercise. The year-end values in the table for our Class A common stock have been calculated based on the $39.14 per share closing price of our Class A common stock on January 27, 2006 (the last trading date of the fiscal year), less the applicable exercise price.

Aggregated Option/SAR Exercises in Last Fiscal Year
and
Fiscal Year End Option/SAR Values
			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End
Shares
	Acquired	Value
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
				(Shs.)	($)

R. Richard Fontaine GameStop Class A Common Stock	212,500	$7,427,000	749,000	265,000	$16,067,000	$5,341,000
Daniel A. DeMatteo GameStop Class A Common Stock	212,500	7,131,500	749,000	265,000	16,067,000	5,341,000

Aggregated Option/SAR Exercises in Last Fiscal Year
and
Fiscal Year End Option/SAR Values
			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End
Shares
	Acquired	Value
	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
				(Shs.)	($)

Steven R. Morgan GameStop Class A Common Stock	—	—	—	—	—	—
David W. Carlson GameStop Class A Common Stock	20,000	685,000	586,000	140,000	15,165,000	2,855,000
Ronald Freeman GameStop Class A Common Stock	76,000	563,500	—	113,000	—	2,234,000

For information on our equity compensation plans, please see Item 5 of this Annual Report on Form 10-K.

Employment Agreements

GameStop has entered into employment agreements with R. Richard Fontaine, Daniel A. DeMatteo, Steven R. Morgan and David W. Carlson. The terms of the employment agreements for Mr. Fontaine and Mr. DeMatteo commenced on April 11, 2005 and continue for a period of three years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Morgan commenced on December 9, 2005 and continues through February 12, 2008, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Carlson commenced on April 3, 2006 and continues for a period of two years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal.

Mr. Fontaine’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $650,000. Mr. DeMatteo’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $535,000. The Board of Directors of the Company has set Mr. Fontaine’s and Mr. DeMatteo’s salaries for fiscal 2006 at $1,000,000 and $800,000, respectively. Mr. Morgan’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $450,000. Mr. Carlson’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $350,000. Annual bonus compensation will be based on the formula and targets established under and in accordance with GameStop’s Supplemental Compensation Plan.

Each executive shall be entitled to all benefits afforded to key management personnel or as determined by the board of directors of GameStop, including, but not limited to, stock and stock option benefits, insurance programs, pension plans, vacation, sick leave, expense accounts and retirement benefits.

Each executive’s employment may be terminated upon death, disability, by GameStop with or without cause or by the executive within twelve months of a good reason event. A good reason event is defined as a change of control, a reduction in compensation or a material reduction in benefits or responsibilities, or a relocation of at least 50 miles. Among other things, the employment agreement includes a severance arrangement if the executive is terminated by GameStop without cause or by the executive for good reason which provides each executive with his base salary through the term of the agreement, plus the average of the last three annual bonuses, with a one year minimum, plus the continuation of medical benefits for 18 months and the release of all stock option restrictions.

Each executive is also restricted from competing with GameStop for the later of the expiration of the term of the agreement or one year after termination of employment, unless the contract is terminated by GameStop without cause or the executive for good reason.

Compensation of Directors

Directors who are not employees of our Company will receive compensation of $50,000 per annum and $1,000 per in-person Board or Committee meeting. In September 2005, each of the directors at that time who were not employees of our Company (Leonard Riggio, Michael N. Rosen, Stephanie M. Shern, Gerald R. Szczepanski and Edward A. Volkwein) were granted 10,000 restricted shares of our Class A common stock and were granted options to acquire 24,000 shares of our Class A common stock. Each grant of these restricted shares vests in equal increments over a two-year period. Each of these options were granted at an exercise price equal to the market price of the Class A common stock on the grant date ($35.88 per share) and each option vests in equal increments over a three-year period and expires ten years from the grant date. In February 2006, each of the directors at that time who were not employees of our Company (Jerome L. Davis, James J. Kim, Leonard Riggio, Michael N. Rosen, Stephanie M. Shern, Stanley Steinberg, Gerald R. Szczepanski, Edward A. Volkwein and Lawrence S. Zilavy) were granted 9,600 restricted shares of our Class A common stock. Each grant of these restricted shares vests in equal increments over a three-year period. In addition, we reimburse our directors for expenses in connection with attendance at board and committee meetings. Other than with respect to reimbursement of expenses, directors who are our employees do not receive additional compensation for their services as directors.

Compensation Committee Interlocks and Insider Participation

The members of the Compensation Committee are Gerald R. Szczepanski (Chair), Jerome L. Davis and Edward A. Volkwein, none of whom has ever been an employee of the Company. No member of the committee had a relationship requiring disclosure in this Form 10-K under Item 404 of SEC Regulation S-K.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth the number of shares of our Class A common stock and our Class B common stock and exercisable options to purchase such stock beneficially owned on March 24, 2006 by each director and each of the executive officers named in the Summary Compensation Table, each holder of 5% or more of our Class A common stock or our Class B common stock and all of our directors and executive officers as a group. Except as otherwise noted, the individual director or executive officer or his or her family members had sole voting and investment power with respect to the identified securities. The total number of shares of our Class A common stock and Class B common stock outstanding as of March 24, 2006 was 43,307,633 and 29,901,662, respectively.

	Shares Beneficially Owned
	Class A Common			Class B Common			% of
	Stock(1)			Stock			Total
Name	Shares		%	Shares		%	Vote(2)

FMR Corp., 82 Devonshire Street, Boston MA 02109	5,750,042	(3)	13.3	3,459,955	(3)	11.6	11.8
Wellington Management Company, LLP, 75 State St., Boston, MA 02109	2,870,821	(3)	6.6	1,051,130	(3)	3.5	3.9
Karsch Capital Management, LP, 110 East 59th Street, 22nd Floor, New York, NY 10022	—		—	1,553,448	(3)	5.2	4.5
Kornitzer Capital Management Inc., 5420 W. 61st Place, Shawnee Mission, KS 66205	—		—	1,522,660	(3)	5.1	4.4
R. Richard Fontaine	927,100	(4)	2.1	—		—	*
Daniel A. DeMatteo	927,000	(4)	2.1	—		—	*
Steven R. Morgan	—		—	—		—	—
David W. Carlson	681,000	(5)	1.5	—		—	*
Ronald Freeman	68,000	(6)	*	—		—	*
Michael N. Rosen	41,600	(7)	*	4,248	(8)	*	*
Jerome L. Davis	10,245	(9)	*	—		—	*
James J. Kim	9,125,550	(10)	21.1	—		—	2.7

	Shares Beneficially Owned
	Class A Common			Class B Common			% of
	Stock(1)			Stock			Total
Name	Shares		%	Shares		%	Vote(2)

Leonard Riggio	4,519,600	(11)	9.5	5,154,461	(12)	17.2	16.2
Stephanie M. Shern	42,600	(7)	*	—		—	*
Stanley (Mickey) Steinberg	9,600	(9)	*	—		—	*
Gerald R. Szczepanski	53,600	(7)	*	—		—	*
Edward A. Volkwein	42,600	(13)	*	—		—	*
Lawrence S. Zilavy	9,600	(9)	*	—		—	*
All directors and executive officers as a group (15 persons)	16,549,095	(14)	32.6	5,158,709		17.3	19.5

*	Less than 1.0%

(1)	Shares of Class A common stock that an individual or group has a right to acquire within 60 days after March 24, 2006 pursuant to the exercise of options, warrants or other rights are deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of such individual or group, but are not deemed to be outstanding for the purpose of computing the beneficial ownership of shares and percentage of any other person or group shown in the table.

(2)	After giving effect to the one vote per share of the Class A common stock and the ten votes per share of the Class B common stock.

(3)	Information compiled from Schedule 13G and Schedule 13F filings.

(4)	Of these shares, 867,000 are issuable upon exercise of stock options and 60,000 are restricted shares.

(5)	Of these shares, 651,000 are issuable upon exercise of stock options and 30,000 are restricted shares.

(6)	Of these shares, 47,000 are issuable upon exercise of stock options and 21,000 are restricted shares.

(7)	Of these shares, 22,000 are issuable upon exercise of stock options and 19,600 are restricted shares.

(8)	These shares are owned by Mr. Rosen’s wife.

(9)	Of these shares, 9,600 are restricted shares.

(10)	Of these shares, 9,600 are restricted shares and the remaining shares are owned by EB Nevada Inc., which is a wholly-owned subsidiary of The Electronics Boutique, Inc., all of the outstanding capital stock of which is owned by James J. Kim, Agnes C. Kim, the David D. Kim Trust of December 31, 1987, the John T. Kim Trust of December 31, 1987 and the Susan Y. Kim Trust of December 31, 1987. David D. Kim is the trustee of the David D. Kim Trust, Susan Y. Kim is the trustee of the Susan Y. Kim Trust, and John T. Kim is the trustee of the John T. Kim Trust (the trustees of each trust may be deemed to be the beneficial owners of the shares held by such trust). In addition, the trust agreement for each of these trusts encourages the trustees of the trusts to vote the shares of common stock held by them, in their discretion, in concert with James J. Kim’s family. Accordingly, the trusts, together with their respective trustee and James J. and Agnes C. Kim, may be considered a “group” under Section 13(d) of the Exchange Act. This group may be deemed to have beneficial ownership of the shares owned by EB Nevada Inc.

(11)	Of these shares, 4,500,000 are issuable upon exercise of stock options and 19,600 are restricted shares.

(12)	Of these shares, Mr. Riggio is the direct beneficial owner of 3,472,602 shares of Class B common stock. Mr. Riggio is the indirect beneficial owner of 1,126,913 shares of Class B common stock owned by Barnes & Noble College Booksellers, Inc., a New York corporation, of which Mr. Riggio owns all of the currently outstanding voting securities. As co-trustee of The Riggio Foundation, a charitable trust, Mr. Riggio is the indirect beneficial owner of 554,946 shares of Class B common stock owned by The Riggio Foundation. Excluded from these shares are 302,712 shares of Class B common stock held in a rabbi trust established by Barnes & Noble for the benefit of Mr. Riggio pursuant to a deferred compensation arrangement, but over which Mr. Riggio has no voting power.

(13)	Of these shares, 22,000 are issuable upon exercise of stock options and 19,600 are restricted shares. Of the remaining 1,000 shares, 500 shares are owned by Mr. Volkwein’s wife, and 250 shares each are owned by Mr. Volkwein’s two children.

(14)	Of these shares, 7,111,000 are issuable upon exercise of stock options and 307,400 are restricted shares.

Equity Compensation Plan Information

Number of
Securities
	Number of	Weighted-	Remaining Available
	Securities to be	Average Exercise	for Future Issuance
	Issued upon	Price of	Under Equity
	Exercise of	Outstanding	Compensation Plans
	Outstanding	Options,	(Excluding
	Options, Warrants	Warrants and	Securities Reflected
	and Rights	Rights	in Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	11,506,000	$12.31	3,329,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	11,506,000	$12.31	3,329,000

On February 10, 2006, an additional 1,630,000 options to purchase our Class A common stock at an exercise price of $41.37 per share and 257,400 shares of restricted stock were granted under our Amended and Restated 2001 Incentive Plan, as amended. These options and restricted shares vest in equal increments over three years and the options expire on February 9, 2016.

Item 13.	Certain Relationships and Related Transactions

Agreements With Barnes & Noble

In connection with the consummation of Historical GameStop’s initial public offering in February 2002, Historical GameStop entered into various agreements with Barnes & Noble relating to its relationship with Barnes & Noble following the completion of its initial public offering. The terms of these agreements remain binding on the Company following the mergers.

Separation Agreement

Historical GameStop entered into a “separation agreement” with Barnes & Noble, which governs our respective rights and duties with respect to Historical GameStop’s initial public offering and the distribution by Barnes & Noble to its stockholders of Barnes & Noble’s shares of GameStop Class B common stock (which is referred to as the “spin-off”), completed November 12, 2004. The separation agreement contains covenants designed to protect the intended tax-free nature of the spin-off.

Under the separation agreement, Historical GameStop agreed not to take certain actions without the approval of Barnes & Noble or the satisfaction of certain procedures. These actions include:

•	until two years after the spin-off, entering into or permitting any transaction or series of transactions which would result in a person or persons acquiring or having the right to acquire shares of Historical GameStop’s capital stock that would comprise 50% or more of either the value of all outstanding shares of the capital stock or the total combined voting power of the outstanding voting stock; and

•	until two years after the spin-off, liquidating, disposing of, or otherwise discontinuing the conduct of any portion of Historical GameStop’s active trade or business.

Historical GameStop generally agreed to indemnify Barnes & Noble and its affiliates against any and all tax-related losses incurred by Barnes & Noble in connection with any proposed tax assessment or tax controversy with respect to the spin-off to the extent caused by any breach by Historical GameStop of any of its representations, warranties or covenants made in the separation agreement.

Insurance Agreement

Historical GameStop entered into an “insurance agreement” with Barnes & Noble, pursuant to which we participated in Barnes & Noble’s worker’s compensation, property and general liability and directors’ and officers’ liability insurance programs. We reimbursed Barnes & Noble for our pro rata share of the cost of providing these insurance programs. In fiscal 2005, Barnes & Noble charged us approximately $1,726,000 for our insurance program.

The insurance agreement terminated in part on May 1, 2005 and in full on June 1, 2005, at which time Historical GameStop procured its own insurance. Although we now have our own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against us will be allocated to the Company.

Operating Agreement

Historical GameStop entered into an “operating agreement” with Barnes & Noble, pursuant to which we operate the existing video game departments in ten Barnes & Noble stores. We pay Barnes & Noble a licensing fee equal to 7.0% of the aggregate gross sales of each such department. In fiscal 2005, Barnes & Noble charged us approximately $857,000 in connection with our operation of such departments in Barnes & Noble stores.

The operating agreement will remain in force unless terminated:

•	by mutual agreement of us and Barnes & Noble;

•	automatically, in the event that we no longer operate any department within Barnes & Noble’s stores;

•	by us or Barnes & Noble, with respect to any department, upon not less than 30 days prior notice;

•	by Barnes & Noble because of an uncured default by us;

•	automatically, with respect to any department, if the applicable store lease in which we operate that department expires or is terminated prior to its expiration date; or

•	automatically, in the event of the bankruptcy or a change in control of either us or Barnes & Noble.

Tax Disaffiliation Agreement

Historical GameStop entered into a “tax disaffiliation agreement” with Barnes & Noble which governs the allocation of federal, state, local and foreign tax liabilities and contains agreements with respect to other tax matters arising prior to and after the date of Historical GameStop’s initial public offering. The tax disaffiliation agreement became effective at the time of the initial public offering and, among other things, sets forth the procedures for amending returns filed prior to the date of the initial public offering, tax audits and contests and record retention. In general, we are responsible for filing and paying our separate taxes for periods after the initial public offering and Barnes & Noble is responsible for filing and paying its separate taxes for periods after the initial public offering. In general, with respect to consolidated or combined returns that include Barnes & Noble and Historical GameStop prior to our initial public offering, Barnes & Noble is responsible for filing and paying the related tax liabilities and will retain any related tax refunds.

Under the tax disaffiliation agreement, without the prior written consent of Barnes & Noble, we may not amend any tax return for a period in which we were a member of Barnes & Noble’s consolidated tax group. Barnes & Noble has the sole right to represent the interests of its consolidated tax group, including us, in any tax audits, litigation or appeals that involve, directly or indirectly, periods prior to the time that we ceased to be a member of their consolidated tax group (the date of the offering), unless we are solely liable for the taxes at issue and any redetermination of taxes would not result in any additional tax liability or detriment to any member of Barnes & Noble’s consolidated tax group. In addition, we and Barnes & Noble have agreed to provide each other with the cooperation and information reasonably requested by the other in connection with the preparation or filing of any amendment to any tax return, the determination and payment of any amounts owed relating to periods prior to the date of the offering and in the conduct of any tax audits, litigation or appeals.

We and Barnes & Noble have agreed to indemnify each other for tax or other liabilities resulting from the failure to pay any taxes required to be paid under the tax disaffiliation agreement, tax or other liabilities resulting from negligence in supplying inaccurate or incomplete information or the failure to cooperate with the preparation of any tax return or the conduct of any tax audits, litigation or appeals. The tax disaffiliation agreement requires us to retain records, documents and other information necessary for the audit of tax returns relating to periods prior to the date we ceased to be a member of Barnes & Noble’s consolidated tax group and to provide reasonable access to Barnes & Noble with respect to such records, documents and information.

Other Transactions and Relationships

We paid the legal fees and expenses of one of our directors, Leonard Riggio, in connection with the mergers, including Mr. Riggio’s legal fees and expenses incurred in connection with the preparation and filing of Mr. Riggio’s notification and report form under the Hart-Scott Rodino Antitrust Improvements Act of 1976 (including the filing fee). These legal fees and expenses were approximately $150,000.

In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9.5 million and was negotiated through an independent third party following an independent appraisal.

In October 2004, Historical GameStop’s Board of Directors authorized a repurchase of Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107,000 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration of $111.5 million. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of the Company’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, payable in installments over three years and bearing interest at 5.5% per annum, payable when principal installments are due. The Company made principal payments of $37.5 million and $12.2 million on the promissory note as scheduled in January 2005 and October 2005, respectively. Interest expense on the promissory note for the 52 weeks ended January 28, 2006 totaled $1.8 million.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. For the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $255,000.

On November 2, 2002, EB sold its BC Sports Collectibles business to SCAC for $2.2 million in cash and the assumption of lease related liabilities in excess of $13.0 million. The purchaser, SCAC, is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. The transaction was negotiated and approved by a committee of EB’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. As EB remains contingently liable for the BC store leases, Mr. Kim has agreed to indemnify EB against any liabilities associated with these leases.

Michael N. Rosen, our Secretary and one of our directors, is a partner of Bryan Cave LLP, which is counsel to us.

Item 14.	Principal Accountant Fees and Services

Registered Independent Public Accounting Firm

The firm of BDO Seidman, LLP (“BDO Seidman”) has been selected as the registered independent public accounting firm for the Company.

The independent accountants examine annual financial statements and provide other permissible non-audit and tax-related services for the Company. The Company and the Audit Committee have considered whether the non-audit services provided by BDO Seidman are compatible with maintaining the independence of BDO Seidman in its audit of the Company and are not considered prohibited services under the Sarbanes-Oxley Act of 2002.

Audit Fees.  In fiscal 2005, the professional services of BDO Seidman totaled $2,025,066 for the audit of the Company’s annual financial statements, for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC, consultation concerning financial accounting and reporting standards and for the audit of the Company’s internal control over financial reporting. Included in the fees above were merger-related fees of $410,386 for the audit of the merger date opening balance sheet of EB, $156,910 in connection with the issuance of the Notes and $253,462 in connection with the filing of the joint proxy statement — prospectus on Form S-4 and other filings in connection with the mergers. In fiscal 2004, the professional services of BDO Seidman totaled $689,372 for the audit of the Company’s annual financial statements, for reviews of the Company’s financial statements included in the Company’s quarterly reports on Form 10-Q filed with the SEC, for the audit of the Company’s internal control over financial reporting and for consultation concerning financial accounting and reporting standards.

Audit-Related Fees.  In both fiscal 2005 and fiscal 2004, the Company paid BDO Seidman $9,000 for services in respect of employee benefit plan audits.

Tax Fees.  In fiscal 2005, the Company paid BDO Seidman $36,075 for tax-related services. In fiscal 2004, the Company paid BDO Seidman $355,285 for tax-related services. Tax-related services included professional services rendered for tax compliance, tax advice and tax planning.

All Other Fees.  The Company did not pay BDO Seidman any other fees in fiscal 2005 or fiscal 2004.

Pre-approval Policies and Procedures.  The Audit Committee Charter adopted by the board of directors of the Company requires that, among other things, the Audit Committee pre-approve the rendering by the Company’s independent auditor of all audit and permissible non-audit services. Accordingly, as part of its policies and procedures, the Audit Committee considers and pre-approves any such audit and permissible non-audit services on a case-by-case basis. The Audit Committee has approved the services provided by BDO Seidman referred to above.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1) Index and Consolidated Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page 64 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K.

(2) Financial Statement Schedules required to be filed by Item 8 of this form:

The following financial statement schedule for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged to Other	Deductions -
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable*	Recoveries	Period
	(In thousands)

Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 28, 2006	$14,804	$25,103	$54,560	$41,190	$53,277
52 Weeks Ended January 29, 2005	12,274	17,808	9,856	25,134	14,804
52 Weeks Ended January 31, 2004	11,797	12,901	10,899	23,323	12,274

*	Includes $36,287 acquired in the mergers.

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
4.1	Indenture, dated as of September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)

Exhibit
Number	Description

10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(13)
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated as of October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.18	Form of Securities Collateral Pledge Agreement dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated as of October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(12)(14)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(12)(14)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.
14.1	Code of Ethics for Senior Financial Officers.(11)
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. Richard Fontaine
R. Richard Fontaine
Chairman of the Board and
Chief Executive Officer

Date: April 3, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2006

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	April 3, 2006

/s/ Robert A. Lloyd Robert A. Lloyd	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 3, 2006

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	April 3, 2006

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 3, 2006

/s/ Leonard Riggio Leonard Riggio	Director	April 3, 2006

/s/ Stephanie M. Shern Stephanie M. Shern	Director	April 3, 2006

/s/ Edward A. Volkwein Edward A. Volkwein	Director	April 3, 2006

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	April 3, 2006

/s/ James J. Kim James J. Kim	Director	April 3, 2006

Name	Capacity	Date

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	April 3, 2006

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 3, 2006

/s/ Jerome L. Davis Jerome L. Davis	Director	April 3, 2006

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 28, 2006 and January 29, 2005 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 28, 2006, January 29, 2005, and January 31, 2004. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and the schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and the schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements and the schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at January 28, 2006 and January 29, 2005 and the results of its operations and its cash flows for each of the 52 week periods ended January 28, 2006, January 29, 2005, and January 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GameStop Corp.’s internal control over financial reporting as of January 28, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 29, 2006 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP
BDO Seidman, LLP

Dallas, Texas
March 29, 2006

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 28,	January 29,
	2006	2005
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$401,593	$170,992
Receivables, net	38,738	9,812
Merchandise inventories, net	603,178	216,296
Prepaid expenses and other current assets	16,339	18,400
Prepaid taxes	19,135	3,703
Deferred taxes	42,282	5,785

Total current assets	1,121,265	424,988

Property and equipment:
Land	10,257	2,000
Buildings and leasehold improvements	262,908	106,428
Fixtures and equipment	343,897	184,536

	617,062	292,964
Less accumulated depreciation and amortization	184,937	124,565

Net property and equipment	432,125	168,399

Goodwill, net	1,392,352	320,888
Assets held for sale	19,297	—
Deferred financing fees	18,561	566
Other noncurrent assets	31,519	1,142

Total other assets	1,461,729	322,596

Total assets	$3,015,119	$915,983

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$543,288	$206,739
Accrued liabilities	331,859	94,983
Notes payable, current portion	12,527	12,173

Total current liabilities	887,674	313,895

Deferred taxes	12,938	21,257
Senior notes payable, long-term portion, net	641,788	—
Senior floating rate notes payable, long-term portion	300,000	—
Note payable, long-term portion	21,675	24,347
Deferred rent and other long-term liabilities	36,331	13,473

Total long-term liabilities	1,012,732	59,077

Total liabilities	1,900,406	372,972

Commitments and contingencies (Note 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 42,895 and 24,189 shares issued, respectively	43	24
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	30
Additional paid-in-capital	921,349	500,769
Accumulated other comprehensive income	886	567
Retained earnings	192,405	91,621
Treasury stock, at cost, 0 and 3,263 shares, respectively	—	(50,000)

Total stockholders’ equity	1,114,713	543,011

Total liabilities and stockholders’ equity	$3,015,119	$915,983

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands, except per share data)

Sales	$3,091,783	$1,842,806	$1,578,838
Cost of sales	2,219,753	1,333,506	1,145,893

Gross profit	872,030	509,300	432,945
Selling, general and administrative expenses	599,343	373,364	299,193
Depreciation and amortization	66,355	36,789	29,368
Merger-related expenses	13,600	—	—

Operating earnings	192,732	99,147	104,384
Interest income	(5,135)	(1,919)	(1,467)
Interest expense	30,427	2,155	663
Merger-related interest expense	7,518	—	—

Earnings before income tax expense	159,922	98,911	105,188
Income tax expense	59,138	37,985	41,721

Net earnings	$100,784	$60,926	$63,467

Net earnings per Class A and Class B common share — basic	$1.74	$1.11	$1.13

Weighted average shares of common stock — basic	57,920	54,662	56,330

Net earnings per Class A and Class B common share — diluted	$1.61	$1.05	$1.06

Weighted average shares of common stock — diluted	62,486	57,796	59,764

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Common Stock				Paid in	Comprehensive	Retained	Treasury
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Stock	Total
	(In thousands)

Balance at February 1, 2003	21,050	$21	36,009	$36	$493,998	$—	$54,620	$—	$548,675
Comprehensive income:
Net earnings for the 52 weeks ended January 31, 2004	—	—	—	—	—	—	63,467	—
Foreign currency translation	—	—	—	—	—	296	—	—
Total comprehensive income									63,763
Exercise of employee stock options (including tax benefit of $9,702)	1,943	2	—	—	16,599	—	—	—	16,601
Treasury stock acquired, 2,304 shares	—	—	—	—	—	—	—	(35,006)	(35,006)

Balance at January 31, 2004	22,993	23	36,009	36	510,597	296	118,087	(35,006)	594,033
Comprehensive income:
Net earnings for the 52 weeks ended January 29, 2005	—	—	—	—	—	—	60,926	—
Foreign currency translation	—	—	—	—	—	271	—	—
Total comprehensive income									61,197
Exercise of employee stock options (including tax benefit of $5,082)	1,196	1	—	—	14,555	—	—	—	14,556
Repurchase and retirement of Class B common stock	—	—	(6,107)	(6)	(24,383)	—	(87,392)	—	(111,781)
Treasury stock acquired, 959 shares	—	—	—	—	—	—	—	(14,994)	(14,994)

Balance at January 29, 2005	24,189	24	29,902	30	500,769	567	91,621	(50,000)	543,011
Comprehensive income:
Net earnings for the 52 weeks ended January 28, 2006	—	—	—	—	—	—	100,784	—
Foreign currency translation	—	—	—	—	—	319	—	—
Total comprehensive income									101,103
Elimination of treasury stock	(3,263)	(3)	—	—	(49,997)	—	—	50,000	—
Issuance of stock to Electronics Boutique stockholders	20,229	20	—	—	437,124	—	—	—	437,144
Restricted stock expense	—	—	—	—	347	—	—	—	347
Exercise of employee stock options (including tax benefit of $12,308)	1,740	2	—	—	33,106	—	—	—	33,108

Balance at January 28, 2006	42,895	$43	29,902	$30	$921,349	$886	$192,405	$—	$1,114,713

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net earnings	$100,784	$60,926	$63,467
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	66,659	37,019	29,487
Provision for inventory reserves	25,103	17,808	12,901
Amortization of loan cost	1,229	432	313
Amortization of original issue discount on senior notes	316	—	—
Restricted stock expense	347	—	—
Deferred taxes	(8,216)	5,402	5,713
Tax benefit realized from exercise of stock options by employees	12,308	5,082	9,702
Loss on disposal and impairment of property and equipment	11,648	382	213
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	3,669	5,349	338
Increase in liability to landlords for tenant allowances, net	202	1,644	937
Minority interest	—	(96)	(298)
Decrease in value of foreign exchange contracts	(2,421)	—	—
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(9,995)	(267)	(1,954)
Merchandise inventories	(91,363)	(10,578)	(72,712)
Prepaid expenses and other current assets	19,484	(4,060)	(4,111)
Prepaid taxes	13,610	9,072	(12,775)
Accounts payable and accrued liabilities	148,054	17,872	40,056

Net cash flows provided by operating activities	291,418	145,987	71,277

Cash flows from investing activities:
Purchase of property and equipment	(110,696)	(98,305)	(64,484)
Merger with Electronics Boutique, net of cash acquired	(886,116)	—	—
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received	—	(62)	(3,027)

Net cash flows used in investing activities	(996,812)	(98,367)	(67,511)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	641,472	—	—
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	300,000	—	—
Issuance of shares relating to employee stock options	20,800	9,474	6,899
Net increase in other noncurrent assets and deferred financing fees	(13,466)	(825)	(522)
Purchase of treasury shares through repurchase program	—	(14,994)	(35,006)
Repurchase of Class B shares	—	(111,781)	—
Issuance of debt relating to the Class B share repurchase	—	74,020	—
Repayment of debt relating to the Class B shares	(12,173)	(37,500)	—
Repayment of debt relating to pre-existing debt of Electronics Boutique	(956)	—	—
Repayment of debt of Gamesworld Group Limited	—	—	(2,296)

Net cash flows provided by (used in) financing activities	935,677	(81,606)	(30,925)

Exchange rate effect on cash and cash equivalents	318	73	34

Net increase (decrease) in cash and cash equivalents	230,601	(33,913)	(27,125)
Cash and cash equivalents at beginning of period	170,992	204,905	232,030

Cash and cash equivalents at end of period	$401,593	$170,992	$204,905

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

GameStop Corp., formerly known as GSC Holdings Corp., (the “Company” or “GameStop”), is a Delaware corporation formed for the purpose of consummating the business combination (the “merger”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The Company is the world’s largest retailer of new and used video game systems and software and personal computer entertainment software and related accessories primarily through its GameStop and EB Games trade names, web sites (gamestop.com and ebgames.com) and Game Informer magazine. The Company’s stores, which totaled 4,490 at January 28, 2006, are located in major regional shopping malls and strip centers in the United States, Australia, Canada and Europe. The Company operates its business in four segments: United States, Australia, Canada and Europe.

The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company. The accompanying condensed consolidated statements of operations and cash flows for the 52 weeks ended January 28, 2006 include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the 52 weeks ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks of Historical GameStop’s results. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

Historical GameStop’s wholly-owned subsidiary Babbage’s Etc. LLC (“Babbage’s”) began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc. Historical GameStop was incorporated under the laws of the State of Delaware in August 2001 as a holding company for GameStop, Inc. In February 2002, Historical GameStop completed a public offering of 20,764 shares of Class A common stock at $18.00 per share (the “Offering”). Upon the effective date of the Offering, Historical GameStop’s Board of Directors approved the authorization of 5,000 shares of preferred stock, 300,000 shares of Class A common stock and 100,000 shares of Class B common stock. At the same time, Historical GameStop’s common stock outstanding was converted to 36,009 shares of Class B common stock.

Until October 2004, all of the 36,009 shares of Historical GameStop Class B common stock outstanding were held by Barnes & Noble. In October 2004, Historical GameStop’s Board of Directors authorized a repurchase of 6,107 shares of Class B common stock held by Barnes & Noble. Historical GameStop repurchased the shares at a price equal to $18.26 per share for aggregate consideration of $111,520 before costs of $261. The repurchased shares were immediately retired. On November 12, 2004, Barnes & Noble distributed to its stockholders its remaining 29,902 shares of Historical GameStop’s Class B common stock in a tax-free dividend. The Class B shares retained their super voting power of ten votes per share and were separately listed on the New York Stock Exchange under the symbol GME.B. All of the outstanding shares of Historical GameStop’s Class A common stock and Class B common stock were exchanged for the Company’s Class A common stock and Class B common stock, respectively, in the merger.

Consolidation

The consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary, GameStop Group Limited (formerly Gamesworld Group Limited). All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year-End

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2005 consisted of the 52 weeks ending on January 28, 2006. Fiscal 2004 consisted of the 52 weeks ending on January 29, 2005. Fiscal 2003 consisted of the 52 weeks ending on January 31, 2004. Fiscal 2006 will consist of the 53 weeks ending on February 3, 2007.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits, commercial paper and money market investment accounts.

Merchandise Inventories

Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Inventory reserves as of January 28, 2006 and January 29, 2005 were $53,277 and $14,804, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment; these costs are amortized over their estimated useful lives from the date the systems become operational.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds the present value of their projected cash flows. As a result of the merger and an analysis of assets to be abandoned, the Company impaired retail store assets totaling $9,016 in its United States operating segment. Write-downs incurred by the Company through January 28, 2006 which were not related to the merger have not been material. Note 2 provides additional information concerning the merger.

Goodwill

Goodwill, aggregating $340.0 million was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with SAB 54 in connection with the acquisition of Babbage’s in 1999 by a subsidiary of Barnes & Noble. Goodwill in the amount of $2.9 million was recorded in connection with the acquisition of Gamesworld Group Limited in 2003. Goodwill in the amount of $1,071.5 million was recorded in

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

connection with the merger. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired.

Effective February 3, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis. In accordance with the requirements of SFAS 142, the Company completed annual impairment tests of the goodwill attributable to its reporting unit on the first day of the fourth quarter of fiscal 2003 and fiscal 2004 and concluded that none of its goodwill was impaired. Through January 29, 2005, the Company determined that it had one reporting unit based upon the similar economic characteristics of its operations. The fair value of this reporting unit was estimated using market capitalization methodologies.

Subsequent to the merger, the Company determined that it has four reporting units, the United States, Australia, Canada and Europe, based upon the similar economic characteristics of operations in those regions. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the merger to the four reporting units as of October 8, 2005, the merger date. Additionally, the Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2005 and concluded that none of its goodwill was impaired. Note 7 provides additional information concerning goodwill.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period.

Customer Liabilities

The Company establishes a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, income (“breakage”) is recognized quarterly on unused customer liabilities older than three years to the extent that the Company believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. Breakage has historically been immaterial. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage.

Pre-Opening Expenses

All costs associated with the opening of new stores are expensed as incurred. Pre-opening expenses are included in selling, general and administrative expenses in the accompanying consolidated statements of operations.

Closed Store Expenses

Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, once the store is vacated, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Costs associated with closings of Historical GameStop stores which are directly attributable to the merger are included in merger-related expenses in the accompanying consolidated statements of operations. Note 2 provides additional information concerning stores to be closed in connection with the merger.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, were $12,448, $8,881 and $7,044, respectively.

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates.

U.S. income taxes have not been provided on remaining undistributed earnings of foreign subsidiaries as of January 28, 2006. The Company did not have undistributed earnings of foreign subsidiaries prior to the merger. The Company reinvested earnings of foreign subsidiaries in foreign operations since the merger and expects that future earnings will also be reinvested in foreign operations indefinitely.

Lease Accounting

As previously disclosed, in fiscal 2004, the Company, similar to many other retailers, revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to generally accepted accounting principles (“GAAP”), as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. In fiscal 2004, the Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3,312 after-tax adjustment, $1,761 pertained to the accounting for rent holidays, $1,404 pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $147 pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1,929 ($948 for fiscal 2003 and $981 for years prior to fiscal 2003). The correction does not affect historical or future cash flows or the timing of payments under related leases.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in net income and amounted to $2,606, ($20) and $19 for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The merger with Electronics Boutique has significantly increased our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, Electronics Boutique routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the merger.

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities (“SFAS 138”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts and cross-currency swaps to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These forward exchange contracts and currency swaps are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of these forwards and swaps at January 28, 2006 was a loss of $7,083, of which $6,513 is included in accrued liabilities and the remainder is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company had no forward exchange contracts and currency swaps prior to October 8, 2005.

Net Earnings Per Common Share

Net earnings per Class A and Class B common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per Class A and Class B common share is computed using the weighted average number of common shares outstanding during the period and excludes any dilutive effects of the Company’s outstanding options. Diluted earnings per Class A and Class B common share is computed using the weighted average number of common and dilutive common shares outstanding during the period. Note 4 provides additional information regarding net earnings per common share.

Stock Options

Statement of Financial Accounting Standards No. 123, Accounting for Stock Based Compensation (“SFAS 123”), encourages but does not require companies to record compensation cost for stock based employee compensation plans at fair value. As permitted under Statement of Financial Accounting Standards No. 148, Accounting for Stock Based Compensation — Transition and Disclosure (“SFAS 148”), which amended SFAS 123, the Company has elected to continue to account for stock based compensation using the intrinsic value method prescribed in Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. Accordingly, compensation cost for stock options is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of the grant over the amount an employee must pay to acquire the stock. Note 13 provides additional information regarding the Company’s stock option plan.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands, except per share data)

Net earnings, as reported	$100,784	$60,926	$63,467
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,666	9,405	7,888

Pro forma net earnings	$94,118	$51,521	$55,579

Net earnings per Class A and Class B common share — basic, as reported	$1.74	$1.11	$1.13

Net earnings per Class A and Class B common share — basic, pro forma	$1.62	$0.94	$0.99

Net earnings per Class A and Class B common share — diluted, as reported	$1.61	$1.05	$1.06

Net earnings per Class A and Class B common share — diluted, pro forma	$1.51	$0.89	$0.93

The weighted-average fair value of the options granted during the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004 were estimated at $8.83, $7.86 and $5.30, respectively, using the Black-Scholes option pricing model with the following assumptions:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Volatility	57.3%	60.1%	61.6%
Risk-free interest rate	4.2%	3.3%	3.2%
Expected life (years)	6.0	6.0	6.0
Expected dividend yield	0%	0%	0%

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees. The fair value concepts were not changed significantly in SFAS 123(R), however, in adopting this Standard, companies must choose among alternative valuation models and amortization assumptions. The valuation model and amortization assumption the Company has used above continue to be available, and the Company intends to continue using them. SFAS 123(R) will be effective for the Company beginning with the first quarter of fiscal 2006. Transition options allow companies to choose whether to adopt prospectively, restate results to the beginning of the year, or to restate prior periods with the amounts on a basis consistent with pro forma amounts that have been included in the footnotes. The Company has chosen to adopt on the modified prospective basis.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the note payable to Barnes & Noble reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets. The carrying values of the senior notes payable and the senior floating rate notes payable in the accompanying consolidated balance sheets approximate fair value due to the recent issuance of these notes in connection with the merger. Foreign exchange contracts are recorded at fair market value.

Guarantees

The Company remains contingently liable for the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”). SCAC is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $5,400 in minimum rent and landlord charges as of January 28, 2006. Mr. Kim has entered into an indemnification agreement with EB with respect to these leases, therefore no accrual was recorded for this contingent obligation.

The Company had bank guarantees relating to international store leases totaling $3,262 as of January 28, 2006.

Vendor Concentration

The Company’s largest vendors are Sony Computer Entertainment of America, Microsoft Corp. and Electronic Arts, Inc., which accounted for 18%, 13% and 11%, respectively, of the Company’s new product purchases in fiscal 2005.

Classifications

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004 these purchasing, receiving and distribution costs amounted to $20,583, $9,203 and $9,480, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004 these processing fees amounted to $20,905, $12,014 and $10,703, respectively.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current year presentation.

New Accounting Pronouncements

In May 2005, the FASB issued Statement of Financial Accounting Standard No. 154, Accounting Changes and Error Corrections (“SFAS 154”). This Statement defines the accounting for and reporting of a change in accounting principle. SFAS 154 will be effective for the Company beginning in fiscal 2006. The implementation of SFAS 154 is not expected to have an impact on the Company’s financial condition or results of operations.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2005, the FASB issued Statement of Financial Accounting Standard Staff Position No. 13-1, Accounting for Rental Costs Incurred During a Construction Period (“SFAS SP 13-1”). This Statement requires that rental costs associated with ground or building operating leases that are incurred during a construction period shall be recognized as rental expense. The rental costs shall be included in income from continuing operations. SFAS SP 13-1 will be effective for the Company beginning in fiscal 2006. However, the Company previously corrected its calculation of straight-line rent expense to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed. The implementation of SFAS SP 13-1 is not expected to have an impact on the Company’s financial condition or results of operations.

2.	Acquisitions

On June 23, 2003, the Company acquired a controlling interest in Gamesworld Group Limited, an Ireland-based electronic games retailer, for approximately $3,340. Gamesworld Group Limited was subsequently renamed GameStop Group Limited. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of purchase price over the net assets acquired, in the amount of approximately $2,931, has been recorded as goodwill.

On October 8, 2005, Historical GameStop and EB completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of the Company. Both management and the respective Boards of Directors of EB and Historical Gamestop believed that the merger of the companies would create significant synergies in operations when the companies were integrated and would enable the Company to increase profitability as a result of combined market share.

Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s Class A common stock for each share of Historical GameStop’s Class A common stock owned and one share of the Company’s Class B common stock for each share of Historical GameStop’s Class B common stock owned. Approximately 22.2 million shares of the Company’s Class A common stock were issued in exchange for all outstanding Class A common stock of Historical GameStop based on the one-for-one ratio and approximately 29.9 million shares of the Company’s Class B common stock were issued in exchange for all outstanding Class B common stock of Historical GameStop based on the one-for-one ratio. EB stockholders received $38.15 in cash and .78795 of a share of the Company’s Class A common stock for each EB share owned. In aggregate, 20.2 million shares of the Company’s Class A common stock were issued to EB stockholders at a value of approximately $437,144 (based on the closing price of $21.61 of Historical GameStop’s Class A common stock on April 15, 2005, the last trading day before the date the merger was announced). In addition, approximately $993,254 in cash was paid in consideration for (i) all outstanding common stock of EB, and (ii) all outstanding stock options of EB. Including transaction costs of $13,558 incurred by Historical GameStop, the total consideration paid was approximately $1,443,956.

The consolidated financial statements include the results of EB from the date of acquisition. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

October 8,
2005

Current assets	$541,171
Property, plant & equipment	231,172
Goodwill	1,071,464
Intangible assets:
Point-of-sale software	3,150
Non-compete agreements	282
Leasehold interests	17,299

Total intangible assets	20,731
Other long-term assets	38,068
Current liabilities	(420,962)
Long-term liabilities	(37,688)

Total purchase price	$1,443,956

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. None of the goodwill is deductible for income tax purposes. Note 7 provides additional information concerning goodwill and intangible assets.

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

	52 Weeks	52 Weeks
	Ended	Ended
	January 28,	January 29,
	2006	2005
	(In thousands, except per
	share data)

Sales	$4,393,890	$3,827,685
Cost of sales	3,154,928	2,786,554

Gross profit	1,238,962	1,041,131
Selling, general and administrative expenses	930,767	788,413
Depreciation and amortization	94,288	77,964

Operating earnings	213,907	174,754
Interest income	(6,717)	(1,998)
Interest expense	85,056	72,217

Earnings before income tax expense	135,568	104,535

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	52 Weeks	52 Weeks
	Ended	Ended
	January 28,	January 29,
	2006	2005
	(In thousands, except per
	share data)

Income tax expense	49,482	38,477

Net earnings	$86,086	$66,058

Net earnings per Class A and Class B common share — basic	$1.20	$0.88

Weighted average shares of common stock — basic	71,925	74,891

Net earnings per Class A and Class B common share — diluted	$1.13	$0.85

Weighted average shares of common stock — diluted	76,491	78,025

In connection with the merger, management incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. Termination of these employees began in October 2005 and is expected to be completed by July 2006. Certain senior executives with EB received payments in the amount of $3,960 in accordance with employment contracts. The Pennsylvania corporate office and distribution center are owned facilities which are currently being marketed for sale and are classified in the accompanying balance sheet as “Assets held for sale”.

The liability for lease terminations is associated with stores and the Nevada call center to be closed and will be paid over the remaining lease terms through 2015, if the Company is unsuccessful in negotiating lease terminations or sublease agreements. The Company began closing these stores in fiscal 2005 and intends to close the remainder of these stores in the next year. The disposals of property and equipment are related to assets of Historical GameStop which are either impaired or have been, or will be, either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remain as an accrual until the assets are disposed of and the costs are paid, which is expected to occur in the next few months.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all integration activities in fiscal 2006. Finalization of integration plans may result in additional liabilities which will increase goodwill.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table represents the activity during the 52 weeks ended January 28, 2006 associated with merger costs and related liabilities:

		Charged to	Write-Offs		Balance at
	Charged to	Costs and	and	Cash	End of
	Acquisition Costs	Expenses	Non-Cash Charges	Payments	Period
		(In thousands)

Severance and employee related costs	$17,889	$—	$—	$4,984	$12,905
Lease terminations	10,641	—	—	584	10,057
Disposal of property and equipment	2,494	10,649	10,649	—	2,494
Merger costs, bridge financing and other	34,669	10,469	496	42,009	2,633

Total	$65,693	$21,118	$11,145	$47,577	$28,089

Severance and employment related costs totaling $493 and lease termination costs totaling $272 were charged to acquisition costs and paid for the Europe segment and merger costs totaling $41, $32 and $3 were charged to acquisition costs and paid for Europe, Canada and Australia, respectively. There are no merger-related liabilities remaining for Europe, Canada or Australia. All other merger costs and related liabilities were incurred for the U.S. segment.

3.	Vendor Arrangements

The Company and approximately 75 of its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16 or “EITF 02-16,” results in a portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising, product training and promotion at the Company’s annual store managers conference. The allowance for each event is negotiated with the vendor and requires specific performance by the Company to be earned.

Vendor allowances received and netted against advertising expenses were $32,161, $21,913 and $20,035 in the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $74,690, $29,917 and $26,779 for the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, respectively, less $4,150, $66 and $5,210, respectively, for the effect of the amounts deferred as a reduction in inventory.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Because prior periods were not restated when the Company implemented EITF 02-16 at the beginning of the fiscal year ended January 31, 2004, the following table presents the 52 weeks ended January 31, 2004 on a pro forma basis as if EITF 02-16 had been implemented at the beginning of the fiscal year ended February 1, 2003:

52 Weeks
Ended
January 31,
2004
(In thousands,
except per
share data)

Sales	$1,578,838
Cost of sales	1,142,225

Gross profit	436,613
Selling, general and administrative expenses	299,193
Depreciation and amortization	29,368

Operating earnings	108,052
Interest income	(1,467)
Interest expense	663

Earnings before income tax expense	108,856
Income tax expense	43,108

Net earnings	$65,748

Net earnings per Class A and Class B common share — basic	$1.17

Weighted average shares of common stock — basic	56,330

Net earnings per Class A and Class B common share — diluted	$1.10

Weighted average shares of common stock — diluted	59,764

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings per Common Share

The Company has two classes of common stock and computes earnings per share using the two-class method in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. As discussed in Note 20, the holders of the Company’s Class A and Class B common stock have identical rights to dividends or to distributions in the event of a liquidation, dissolution or winding up of the Company. Accordingly, the earnings per common share for the two classes of common stock are the same. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands, except per share data)

Net earnings	$100,784	$60,926	$63,467

Weighted average common shares outstanding
Class A	28,018	20,683	20,321
Class B	29,902	33,979	36,009

Weighted average common shares outstanding	57,920	54,662	56,330
Dilutive effect of options and warrants on Class A common stock	4,566	3,134	3,434

Common shares and dilutive potential common shares	62,486	57,796	59,764

Net earnings per Class A and Class B common share:
Basic	$1.74	$1.11	$1.13

Diluted	$1.61	$1.05	$1.06

The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

52 Weeks Ended January 28, 2006	120	$35.88	2015
52 Weeks Ended January 29, 2005	30	$21.25	2012
52 Weeks Ended January 31, 2004	3,831	$18.00-$21.25	Through 2013

5.	Receivables, Net

Receivables consist primarily of bankcard receivables and other receivables. Other receivables include receivables from Game Informer magazine advertising customers, receivables from landlords for tenant allowances and receivables from vendors for merchandise returns, vendor marketing allowances and various other programs. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible. Receivables consisted of the following:

	January 28,	January 29,
	2006	2005
	(In thousands)

Bankcard receivables	$19,017	$5,946
Other receivables	21,210	4,259
Allowance for doubtful accounts	(1,489)	(393)

Total receivables, net	$38,738	$9,812

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities

Accrued liabilities consist of the following:

	January 28,	January 29,
	2006	2005
	(In thousands)

Customer liabilities	$89,053	$35,213
Deferred revenue	40,808	10,497
Accrued rent	13,501	6,090
Accrued interest	19,943	22
Employee compensation and related taxes	36,543	5,750
Accrued merger costs and expenses (Note 2)	28,089	—
Other taxes	20,917	5,129
Other accrued liabilities	83,005	32,282

Total accrued liabilities	$331,859	$94,983

7.	Goodwill and Intangible Assets

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended January 29, 2005 and January 28, 2006 were as follows:

	United States	Canada	Australia	Europe	Total
	(In thousands)

Balance at January 31, 2004	$317,957	$—	$—	$2,869	$320,826
Addition for the acquisition of Gamesworld Group Limited	—	—	—	62	62
Impairment for the 52 weeks ended January 29, 2005	—	—	—	—	—

Balance at January 29, 2005	317,957	—	—	2,931	320,888
Additional cost relating to the acquisition of Electronics Boutique	773,100	116,818	146,419	35,127	1,071,464
Impairment for the 52 weeks ended January 28, 2006	—	—	—	—	—

Balance at January 28, 2006	$1,091,057	$116,818	$146,419	$38,058	$1,392,352

Intangible assets consist of non-compete agreements, point-of-sale software and amounts attributed to favorable leasehold interests acquired in the merger and are included in other non-current assets in the consolidated balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. Note 2 provides additional information regarding intangible assets. The deferred financing fees associated with the Company’s revolving credit facility and the senior floating rate notes and senior notes issued in connection with the financing of the merger are separately shown in the consolidated balance sheet. The deferred financing fees are being amortized over five, six and seven years to match the terms of the revolving credit facility, the senior floating rate notes and the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

senior notes, respectively. The changes in the carrying amount of deferred financing fees and intangible assets for the 52 weeks ended January 29, 2005 and January 28, 2006 were as follows:

	Deferred	Intangible
	Financing Fees	Assets
	(In thousands)

Balance at January 31, 2004	$328	$—
Addition for revolving credit facility entered into in June 2004	670	—
Amortization for the 52 weeks ended January 29, 2005	(432)	—

Balance at January 29, 2005	566	—
Addition for the acquisition of Electronics Boutique, including senior notes payable and senior floating rate notes payable issued and revolving credit facility entered into in October 2005	19,617	20,731
Write-off of deferred financing fees remaining on June 2004 revolving credit facility	(393)	—
Amortization for the 52 weeks ended January 28, 2006	(1,229)	(251)

Balance at January 28, 2006	$18,561	$20,480

The gross carrying value and accumulated amortization of deferred financing fees as of January 28, 2006 was $19,617 and $1,056, respectively. The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Intangible
Year Ended	Financing Fees	Assets
	(In thousands)

January 2006	$3,216	$5,150
January 2007	3,216	4,444
January 2008	3,216	3,582
January 2009	3,216	2,689
January 2010	2,986	1,796

	$15,850	$17,661

8.	Debt

In October 2005, in connection with the merger, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 28, 2006 the applicable margin was 0.0% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

As of January 28, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $2,326.

On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of January 28, 2006, Jump had other third-party debt of approximately $561.

As of January 28, 2006, the Company was in compliance with all covenants associated with its credit facilities.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the merger, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). At such time, the gross proceeds of the offering of the Notes were placed in escrow pending approval of the merger by Historical GameStop’s and EB’s stockholders, which approval was a condition to the consummation of the merger. The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The Notes have not been registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of January 28, 2006 was 8.405% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers will pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The first interest payment was made on the first business day following its due date of January 1, 2006. The Issuers will pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, commencing on April 1, 2006, to holders of record on the immediately preceding March 15 and September 15, and at maturity. A copy of the Indenture was filed as Exhibit 4.2 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. A copy of the Registration Rights Agreement was filed as Exhibit 4.3 to Historical GameStop’s Current Report on Form 8-K, dated September 30, 2005. The Company intends to file a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. Under the terms of the indenture for the Notes, if we do not complete an offer to exchange the Notes for the New Notes by June 23, 2006, the interest rate on the Notes will increase by 25 basis points until we complete the exchange offer.

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

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency.

The Senior Notes were priced at 98.688% , resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of January 28, 2006, the unamortized original issue discount was $8,212.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Payments of $37,500 and $12,173 were made in January 2005 and October 2005, respectively, as

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

required by the promissory note, which also requires payments of $12,173 due in each of October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9,450 mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of January 28, 2006, the outstanding principal balance under the mortgage was approximately $9,301.

Maturities on debt, gross of the unamortized original issue discount of $8,212 on the Senior Notes, are as follows:

Year Ended	Amount
(In thousands)

January 2007	$12,527
January 2008	12,549
January 2009	390
January 2010	627
January 2011	338
Thereafter	957,771

$984,202

9.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Net earnings	$100,784	$60,926	$63,467
Other comprehensive income:
Foreign currency translation adjustments	319	271	296

Total comprehensive income	$101,103	$61,197	$63,763

10.	Leases

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for both minimum and percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate rental expenses under operating leases are as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Minimum	$126,562	$76,466	$58,105
Percentage rentals	8,620	4,471	7,418

	$135,182	$80,937	$65,523

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 28, 2006 are approximately:

Year Ended	Amount
(In thousands)

January 2007	$197,128
January 2008	183,076
January 2009	156,223
January 2010	120,540
January 2011	86,014
Thereafter	274,463

$1,017,444

11. Litigation

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claims to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff, joined by another former employee, moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs have requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion was scheduled to be heard in December 2005. Before the hearing on the summary judgment motion, the parties agreed to attempt to resolve the matter without further litigation. Both the District Court and the Second Circuit have stayed their proceedings pending the parties’ settlement negotiations. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from this matter.

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600,000 under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

intend to vigorously defend this action. The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Defendants appealed the denial of the motion to dismiss and on March 24, 2006, the Alabama Supreme Court denied the Defendants’ application. Discovery is proceeding. Mr. Moore was found guilty of capital murder in a criminal trial in Alabama and was sentenced to death in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, we are from time to time subject to various other legal proceedings. We do not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on our operations or financial condition.

12.  Income Taxes

The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Current tax expense (benefit):
Federal	$43,142	$23,780	$21,671
State	3,950	4,355	4,733
Foreign	7,954	(634)	(98)

	55,046	27,501	26,306

Deferred tax expense (benefit):
Federal	(7,016)	5,228	4,690
State	(1,512)	6	1,023
Foreign	312	168	—

	(8,216)	5,402	5,713

Charge in lieu of income taxes, relating to the tax effect of stock option tax deduction	12,308	5,082	9,702

Total income tax expense	$59,138	$37,985	$41,721

The components of earnings before income tax expense consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

United States	$142,362	$101,961	$105,606
International	17,560	(3,050)	(418)

Total	$159,922	$98,911	$105,188

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes result from the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.6	3.3	4.6
Foreign income taxes	1.4	0.6	(0.1)
Other (including permanent differences)	(1.0)	(0.5)	0.2

	37.0%	38.4%	39.7%

The Company’s effective tax rate decreased from 38.4% in the 52 weeks ended January 29, 2005 to 37.0% in the 52 weeks ended January 28, 2006 due to expenses related to the mergers and corporate restructuring.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	January 28,	January 29,
	2006	2005
	(In thousands)

Deferred tax asset:
Allowance for doubtful accounts	$841	$59
Inventory capitalization costs	4,663	1,157
Inventory obsolescence reserve	17,078	3,640
Organization costs	165	134
Accrued liabilities	7,740	1,650
Gift certificate liability	5,351	1,984
Deferred rents	9,806	3,438
Deferred compensation	139	—
Merger-related liabilities	11,403	—
Foreign net operating losses	3,360	—
Translation adjustment	931	—
Accrued state taxes	(2,422)	(213)

Total deferred tax benefits	59,055	11,849

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	January 28,	January 29,
	2006	2005
	(In thousands)

Deferred tax liabilities:
Goodwill	(25,202)	(20,131)
Prepaid expenses	(3,154)	(2,626)
Translation adjustment	—	(368)
Fixed assets	(2,680)	(5,119)
Foreign dividend	(295)	—
Accrued state taxes	1,620	923

Total deferred tax liabilities	(29,711)	(27,321)

Net	$29,344	$(15,472)

Financial statements:
Current deferred tax assets	$42,282	$5,785

Non-current deferred tax liabilities	$(12,938)	$(21,257)

13.	Stock Option Plan

Effective October 2005, the Company’s stockholders voted to amend the Amended and Restated 2001 Incentive Plan of Historical GameStop (the “Option Plan”) to provide for issuance under the Option Plan of the Company’s Class A common stock.

The Option Plan provides a maximum aggregate amount of 20,000 shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares generally are issued at fair market value on the date of grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance.

A summary of the status of the Company’s stock options is presented below:

		Weighted-Average
	Shares	Exercise Price
	(Thousands of shares)

Balance, February 1, 2003	12,760	$8.83

Granted	1,119	$12.19
Exercised	(1,943)	$3.55
Forfeited	(629)	$16.55

Balance, January 31, 2004	11,307	$9.63

Granted	1,676	$18.40
Exercised	(1,196)	$7.93
Forfeited	(381)	$16.81

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

		Weighted-Average
	Shares	Exercise Price
	(Thousands of shares)

Balance, January 29, 2005	11,406	$10.86

Granted	2,222	$20.63
Exercised	(1,740)	$11.95
Forfeited	(432)	$19.45

Balance, January 28, 2006	11,456	$12.31

The following table summarizes information as of January 28, 2006 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life	Price	(000s)	Price

$3.53 — $4.51	4,987	5.32	$4.41	4,987	$4.41
$11.80 — $12.71	542	7.18	$11.88	284	$11.85
$15.10 — $16.48	166	8.01	$15.62	77	$15.79
$18.00 — $21.25	5,641	7.45	$18.85	2,961	$18.09
$35.88	120	9.62	$35.88	—	$—

$3.53 — $35.88	11,456	6.55	$12.31	8,309	$9.64

In September 2005, the Company granted 50 shares of restricted stock to non-employee members of its Board of Directors. The shares had a fair market value of $35.88 on the grant date and vest in equal installments over two years. During the 52 weeks ended January 28, 2006, the Company included compensation expense relating to the grant of these restricted shares in the amount of $347 in selling, general and administrative expenses in the accompanying consolidated statements of operations.

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 15% of their current gross cash compensation invested on a pre-tax basis, at their option. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, were $1,196, $992 and $849, respectively. EB also sponsors a defined contribution plan for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Company’s contributions to the EB savings plan during the 16 weeks from October 9, 2005 to January 28, 2006 were $137.

15.	Certain Relationships and Related Transactions

The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, these charges amounted to $857, $859 and $974, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon Historical GameStop’s total payroll expense, property and equipment, and insurance claim history. Management deemed the allocation methodology to be reasonable. During the 52 weeks ended January 28, 2006, January 29, 2005 and January 31, 2004, these allocated charges amounted to $1,726, $2,662 and $2,363, respectively. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company.

In July 2003, the Company purchased an airplane from a company controlled by a member of the Board of Directors. The purchase price was $9,500 and was negotiated through an independent third party following an independent appraisal.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments over the next three years and bears interest at 5.5% per annum, payable when principal installments are due. The Company made scheduled principal payments of $37,500 and $12,173 on the promissory note in January 2005 and October 2005, respectively. Interest expense on the promissory note for the 52 weeks ended January 28, 2006 and January 29, 2005 totaled $1,785 and $1,271, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. For the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $255.

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

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	January 28,		January 29,		January 31,
	2006		2005		2004
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$503.2	16.3%	$209.2	11.4%	$198.1	12.6%
New video game software	1,244.9	40.3%	776.7	42.1%	647.9	41.0%
Used video game products	808.0	26.1%	511.8	27.8%	403.3	25.5%
Other	535.7	17.3%	345.1	18.7%	329.5	20.9%

Total	$3,091.8	100.0%	$1,842.8	100.0%	$1,578.8	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended		52 Weeks Ended		52 Weeks Ended
	January 28,		January 29,		January 31,
	2006		2005		2004
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$30.9	6.1%	$8.5	4.1%	$10.6	5.3%
New video game software	266.5	21.4%	151.9	19.6%	128.6	19.9%
Used video game products	383.0	47.4%	231.6	45.3%	179.3	44.5%
Other	191.6	35.8%	117.3	34.0%	114.4	34.7%

Total	$872.0	28.2%	$509.3	27.6%	$432.9	27.4%

17.	Segment Information

Following the completion of the merger, the Company now operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, electronic commerce web sites under the names gamestop.com and ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before net interest expense and income taxes. Transactions between reportable segments consist primarily of intersegment loans and related interest.

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended January 28, 2006	States	Canada	Australia	Europe	Other	Consolidated

Sales	$2,709.8	$111.4	$94.4	$176.2	$—	$3,091.8
Depreciation and amortization	58.6	2.6	1.9	3.3	—	66.4
Operating earnings	173.7	7.9	11.0	0.1	—	192.7
Interest income	(4.6)	(0.2)	(0.3)	(1.3)	1.3	(5.1)
Interest expense	28.4	0.2	—	3.1	(1.3)	30.4
Earnings (loss) before income tax expense (benefit)	142.4	7.9	11.2	(1.6)	—	159.9
Goodwill	1,091.1	116.8	146.4	38.1	—	1,392.4
Other long-lived assets	359.1	37.6	21.0	83.8	—	501.5
Total assets	2,347.1	210.4	214.7	242.9	—	3,015.1

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended January 29, 2005	States	Canada	Australia	Europe	Other	Consolidated

Sales	$1,818.2	$—	$—	$24.6	$—	$1,842.8
Depreciation and amortization	36.2	—	—	0.6	—	36.8
Operating earnings (loss)	102.1	—	—	(3.0)	—	99.1
Interest income	(1.8)	—	—	(0.1)	—	(1.9)
Interest expense	2.0	—	—	0.1	—	2.1
Earnings (loss) before income tax expense (benefit)	101.9	—	—	(3.0)	—	98.9
Goodwill	318.0	—	—	2.9	—	320.9
Other long-lived assets	164.9	—	—	5.6	(0.4)	170.1
Total assets	897.5	—	—	18.9	(0.4)	916.0

	United
Fiscal Year Ended January 31, 2004	States	Canada	Australia	Europe	Other	Consolidated

Sales	$1,564.0	$—	$—	$14.8	$—	$1,578.8
Depreciation and amortization	29.1	—	—	0.2	—	29.3
Operating earnings (loss)	104.8	—	—	(0.4)	—	104.4
Interest income	(1.5)	—	—	—	—	(1.5)
Interest expense	0.7	—	—	—	—	0.7
Earnings (loss) before income tax expense (benefit)	105.6	—	—	(0.4)	—	105.2
Goodwill	318.0	—	—	2.8	—	320.8
Other long-lived assets	192.8	—	—	3.0	—	195.8
Total assets	893.6	—	—	12.4	(3.8)	902.2

18.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 28,	January 29,	January 31,
	2006	2005	2004
	(In thousands)

Cash paid during the period for:
Interest	$9,258	$1,447	$308

Income taxes	40,434	19,903	56,555

Subsidiaries acquired:
Goodwill	1,071,464	62	2,869
Cash received in acquisition	120,696	—	252
Net assets acquired (or liabilities assumed)	251,796	—	158
Issuance of common shares to EB stockholders	(437,144)	—	—

Cash paid	$1,006,812	$62	$3,279

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Repurchase of Equity Securities

In March 2003, the Historical GameStop Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of Historical GameStop’s Class A common shares. Historical GameStop was authorized to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 52 weeks ended January 29, 2005, Historical GameStop repurchased 959 shares at an average share price of $15.64. During the 52 weeks ended January 31, 2004, Historical GameStop repurchased 2,304 shares at an average share price of $15.19. From the inception of this repurchase program through January 29, 2005, Historical GameStop repurchased 3,263 shares at an average share price of $15.32, totaling $50,000, and, as of January 29, 2005, had no amount remaining available for purchases under this repurchase program. The repurchased shares were held in treasury until the consummation of the merger, at which time they were retired.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchased shares were immediately retired.

20.	Shareholders’ Equity

The holders of Class A common stock and Class B common stock generally have identical rights except that holders of Class A common stock are entitled to one vote per share while holders of Class B common stock are entitled to ten votes per share on all matters to be voted on by stockholders. Holders of Class A common stock and Class B common stock will share in an equal amount per share in any dividend declared by the board of directors, subject to any preferential rights of any outstanding preferred stock. In the event of our liquidation, dissolution or winding up, all holders of common stock, regardless of class, are entitled to share ratably in any assets available for distribution to holders of shares of common stock after payment in full of any amounts required to be paid to holders of preferred stock.

In connection with the merger, the Company adopted a rights agreement substantially similar to the rights agreement adopted by Historical GameStop. Under the Company’s rights agreement, one right (a “Right”) is attached to each outstanding share of the Company’s Class A common stock and Class B common stock (together the “Common Stock”). Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding Common Stock.

If a person or group acquires 15% or more of the voting power of the Company’s outstanding Common Stock, each Right will entitle a holder (other than such person or any member of such group) to purchase, at the Right’s then current exercise price, a number of shares of Common Stock having a market value of twice the exercise price of the Right. In addition, if the Company is acquired in a merger or other business combination transaction or 50% or more of its consolidated assets or earning power are sold at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the voting power of the outstanding Common Stock of the Company but prior to the acquisition of 50% of such voting power, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) at an exchange rate of one one-thousandth of a share of Series A Preferred Stock or one share of the Company’s Common Stock for each Right.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the voting power of the outstanding Common Stock of the Company, at a price of $.01 per Right. The Rights will expire on October 28, 2014.

The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s Common Stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s Common Stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s Directors. In the event of any merger, consolidation or other transaction in which the Company’s Common Stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s Common Stock. At January 28, 2006 there were no shares of Series A Preferred Stock outstanding.

21.	Consolidating Financial Statements

In order to finance the merger, as described in Note 8, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect domestic wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of January 28, 2006 and January 29, 2005 and results of operations and cash flows for the fiscal years ended January 28, 2006, January 29, 2005 and January 31, 2004 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
	2006	2006	Eliminations	2006
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$328,923	$72,670	$—	$401,593
Receivables, net	87,039	12,228	(60,529)	38,738
Merchandise inventories, net	470,013	133,165	—	603,178
Prepaid expenses and other current assets	11,016	5,323	—	16,339
Prepaid taxes	19,601	(466)	—	19,135
Deferred taxes	40,890	1,392	—	42,282

Total current assets	957,482	224,312	(60,529)	1,121,265

Property and equipment:
Land	2,000	8,257	—	10,257
Buildings and leasehold improvements	194,069	68,839	—	262,908
Fixtures and equipment	288,060	55,837	—	343,897

	484,129	132,933	—	617,062
Less accumulated depreciation and amortization	177,241	7,696	—	184,937

Net property and equipment	306,888	125,237	—	432,125

Investment	463,619	—	(463,619)	—
Goodwill, net	1,091,057	301,295	—	1,392,352
Assets held for sale	19,297	—	—	19,297
Deferred financing fees	18,536	25	—	18,561
Other noncurrent assets	14,341	17,178	—	31,519

Total other assets	1,606,850	318,498	(463,619)	1,461,729

Total assets	$2,871,220	$668,047	$(524,148)	$3,015,119

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$435,128	$108,160	$—	$543,288
Accrued liabilities	286,505	105,883	(60,529)	331,859
Note payable, current portion	12,452	75	—	12,527

Total current liabilities	734,085	214,118	(60,529)	887,674

Deferred taxes	23,923	(10,985)	—	12,938
Senior notes payable, long-term portion, net	641,788	—	—	641,788
Senior floating rate notes payable, long-term portion	300,000	—	—	300,000
Notes payable, long-term portion	21,189	486	—	21,675
Other long-term liabilities	35,522	809	—	36,331

Total long-term liabilities	1,022,422	(9,690)	—	1,012,732

Total liabilities	1,756,507	204,428	(60,529)	1,900,406

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	47,313	(47,313)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 42,895 shares issued and outstanding	43	6,938	(6,938)	43
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	8,197	(8,197)	30
Additional paid-in-capital	921,349	333,163	(333,163)	921,349
Accumulated other comprehensive income (loss)	886	50	(50)	886
Retained earnings	192,405	67,958	(67,958)	192,405

Total stockholders’ equity (deficit)	1,114,713	463,619	(463,619)	1,114,713

Total liabilities and stockholders’ equity (deficit)	$2,871,220	$668,047	$(524,148)	$3,015,119

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
	2005	2005	Eliminations	2005
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$167,788	$3,204	$—	$170,992
Receivables, net	9,516	296	—	9,812
Merchandise inventories, net	210,634	5,662	—	216,296
Prepaid expenses and other current assets	17,997	403	—	18,400
Prepaid taxes	2,921	782	—	3,703
Deferred taxes	5,785	—	—	5,785

Total current assets	414,641	10,347	—	424,988

Property and equipment:
Land	2,000	—	—	2,000
Leasehold improvements	104,418	2,010	—	106,428
Fixtures and equipment	180,119	4,417	—	184,536

	286,537	6,427	—	292,964
Less accumulated depreciation and amortization	123,791	774	—	124,565

Net property and equipment	162,746	5,653	—	168,399

Goodwill, net	317,957	2,931	—	320,888
Deferred financing fees	566	—	—	566
Other noncurrent assets	1,629	—	(487)	1,142

Total other assets	320,152	2,931	(487)	322,596

Total assets	$897,539	$18,931	$(487)	$915,983

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$205,014	$1,725	$—	$206,739
Accrued liabilities	78,264	16,719	—	94,983
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	295,451	18,444	—	313,895

Deferred taxes	21,257	—	—	21,257
Notes payable, long-term portion	24,347	—	—	24,347
Deferred rent and other long-term liabilities	13,473	—	—	13,473

Total long-term liabilities	59,077	—	—	59,077

Total liabilities	354,528	18,444	—	372,972

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 24,189 shares issued	24	—	—	24
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	—	—	30
Additional paid-in-capital	500,769	3,340	(3,340)	500,769
Accumulated other comprehensive income	567	(118)	118	567
Retained earnings	91,621	(2,735)	2,735	91,621
Treasury stock, at cost, 3,263 shares	(50,000)	—	—	(50,000)

Total stockholders’ equity (deficit)	543,011	487	(487)	543,011

Total liabilities and stockholders’ equity (deficit)	$897,539	$18,931	$(487)	$915,983

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
For the Fiscal Year Ended January 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)

Sales	$2,709,786	$381,997	$—	$3,091,783
Cost of sales	1,927,765	291,988	—	2,219,753

Gross profit	782,021	90,009	—	872,030
Selling, general and administrative expenses	536,130	63,213	—	599,343
Depreciation and amortization	58,628	7,727	—	66,355
Merger-related expenses	13,600	—	—	13,600

Operating earnings	173,663	19,069	—	192,732
Interest income	(9,123)	(1,791)	5,779	(5,135)
Interest expense	32,906	3,300	(5,779)	30,427
Merger-related interest expense	7,518			7,518

Earnings (loss) before income tax expense (benefit)	142,362	17,560	—	159,922
Income tax expense (benefit)	50,872	8,266	—	59,138

Net earnings (loss)	$91,490	$9,294	$—	$100,784

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the Fiscal Year Ended January 29, 2005	2005	2005	Eliminations	2005
	(Amounts in thousands)

Sales	$1,818,158	$24,648	$—	$1,842,806
Cost of sales	1,314,937	18,569	—	1,333,506

Gross profit	503,221	6,079	—	509,300
Selling, general and administrative expenses	364,903	8,461	—	373,364
Depreciation and amortization	36,187	602	—	36,789

Operating earnings (loss)	102,131	(2,984)	—	99,147
Interest income	(1,854)	(65)	—	(1,919)
Interest expense	2,024	131	—	2,155

Earnings (loss) before income tax expense (benefit)	101,961	(3,050)	—	98,911
Income tax expense (benefit)	38,619	(634)	—	37,985

Net earnings (loss)	$63,342	$(2,416)	$—	$60,926

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the Fiscal Year Ended January 31, 2004	2004	2004	Eliminations	2004
	(Amounts in thousands)

Sales	$1,564,037	$14,801	$—	$1,578,838
Cost of sales	1,133,996	11,897	—	1,145,893

Gross profit	430,041	2,904	—	432,945
Selling, general and administrative expenses	296,146	3,047	—	299,193
Depreciation and amortization	29,122	246	—	29,368

Operating earnings (loss)	104,773	(389)	—	104,384
Interest income	(1,467)	—	—	(1,467)
Interest expense	634	29	—	663

Earnings (loss) before income tax expense (benefit)	105,606	(418)	—	105,188
Income tax expense (benefit)	41,820	(99)	—	41,721

Net earnings (loss)	$63,786	$(319)	$—	$63,467

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
For the Fiscal Year Ended January 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	91,490	$9,294	$—	$100,784
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	58,932	7,727	—	66,659
Provision for inventory reserves	24,726	377	—	25,103
Amortization of loan cost	1,229	—	—	1,229
Amortization of original issue discount on senior notes	316	—	—	316
Restricted stock expense	347	—	—	347
Deferred taxes	(8,528)	312	—	(8,216)
Tax benefit realized from exercise of stock options by employees	12,308	—	—	12,308
Loss on disposal and impairment of property and equipment	11,648	—	—	11,648
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	3,216	453	—	3,669
Increase in liability to landlords for tenant allowances, net	936	(734)	—	202
Decrease in value of foreign exchange contracts	(2,421)	—	—	(2,421)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(6,728)	(3,267)	—	(9,995)
Merchandise inventories	(75,311)	(16,052)	—	(91,363)
Prepaid expenses and other current assets	19,402	82	—	19,484
Prepaid taxes	18,172	(4,562)	—	13,610
Accounts payable and accrued liabilities	89,675	58,379	—	148,054

Net cash flows provided by operating activities	239,409	52,009	—	291,418
Cash flows from investing activities:
Purchase of property and equipment	(93,419)	(17,277)	—	(110,696)
Merger with Electronics Boutique, net of cash acquired	(920,504)	34,388	—	(886,116)

Net cash flows used in investing activities	(1,013,923)	17,111	—	(996,812)
Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	641,472	—	—	641,472
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	300,000	—	—	300,000
Issuance of shares relating to employee stock options	20,800	—	—	20,800
Net increase in other noncurrent assets and deferred financing fees	(14,450)	984	—	(13,466)
Payment of debt relating to repurchase of Class B shares	(12,173)	—	—	(12,173)
Payment of debt relating to pre-existing Electronics Boutique debt	—	(956)	—	(956)

Net cash flows provided by (used in) financing activities	935,649	28	—	935,677
Exchange rate effect on cash and cash equivalents	—	318	—	318

Net decrease in cash and cash equivalents	161,135	69,466	—	230,601
Cash and cash equivalents at beginning of period	167,788	3,204	—	170,992

Cash and cash equivalents at end of period	328,923	72,670	—	401,593

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the Fiscal Year Ended January 29, 2005	2005	2005	Eliminations	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings (loss)	$63,342	$(2,416)	$—	$60,926
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	36,418	601	—	37,019
Provision for inventory reserves	17,808	—	—	17,808
Amortization of loan cost	432	—	—	432
Deferred taxes	5,402	—	—	5,402
Tax benefit realized from exercise of stock options by employees	5,082	—	—	5,082
Loss on disposal of property and equipment	382	—	—	382
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	5,350	(1)	—	5,349
Increase in liability to landlords for tenant allowances, net	1,644		—	1,644
Minority interest	—	(96)	—	(96)
Changes in operating assets and liabilities, net
Receivables, net	(1,122)	855	—	(267)
Merchandise inventories	(7,964)	(2,614)	—	(10,578)
Prepaid expenses and other current assets	(3,874)	(186)	—	(4,060)
Prepaid taxes	9,734	(662)	—	9,072
Accounts payable and accrued liabilities	8,618	9,254	—	17,872

Net cash flows provided by operating activities	141,252	4,735	—	145,987
Cash flows from investing activities:
Purchase of property and equipment	(95,149)	(3,156)	—	(98,305)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received		(62)	—	(62)

Net cash flows used in investing activities	(95,149)	(3,218)	—	(98,367)
Cash flows from financing activities:
Issuance of shares relating to employee stock options	9,474	—	—	9,474
Net increase in other noncurrent assets	(825)	—	—	(825)
Purchase of treasury shares through repurchase program	(14,994)	—	—	(14,994)
Repurchase of Class B shares	(111,781)	—	—	(111,781)
Issuance of debt relating to the Class B share repurchase	74,020	—	—	74,020
Repayment of debt relating to the Class B shares	(37,500)	—	—	(37,500)

Net cash flows provided by (used in) financing activities	(81,606)	—	—	(81,606)
Exchange rate effect on cash and cash equivalents	—	73	—	73

Net decrease in cash and cash equivalents	(35,503)	1,590	—	(33,913)
Cash and cash equivalents at beginning of period	203,291	1,614	—	204,905

Cash and cash equivalents at end of period	$167,788	$3,204	$—	$170,992

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the Fiscal Year Ended January 31, 2004	2004	2004	Eliminations	2004
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings (loss)	$63,786	$(319)	$—	$63,467
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	29,241	246	—	29,487
Provision for inventory reserves	12,901	—	—	12,901
Amortization of loan cost	313	—	—	313
Deferred taxes	5,713	—	—	5,713
Tax benefit realized from exercise of stock options by employees	9,702	—	—	9,702
Loss on disposal of property and equipment	213	—	—	213
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	342	(4)	—	338
Increase in liability to landlords for tenant allowances, net	937	—	—	937
Minority interest	—	(298)	—	(298)
Changes in operating assets and liabilities, net
Receivables, net	(1,502)	(452)	—	(1,954)
Merchandise inventories	(72,010)	(702)	—	(72,712)
Prepaid expenses and other current assets	(3,996)	(115)	—	(4,111)
Prepaid taxes	(12,656)	(119)	—	(12,775)
Accounts payable and accrued liabilities	33,340	6,716	—	40,056

Net cash flows provided by (used in) operating activities	66,324	4,953	—	71,277
Cash flows from investing activities:
Purchase of property and equipment	(63,155)	(1,329)	—	(64,484)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash received	—	(3,027)	—	(3,027)

Net cash flows used in investing activities	(63,155)	(4,356)	—	(67,511)
Cash flows from financing activities:
Issuance of shares relating to employee stock options	6,899	—	—	6,899
Net increase in other noncurrent assets	(3,801)	3,279	—	(522)
Purchase of treasury shares through repurchase program	(35,006)	—	—	(35,006)
Repayment of debt of Gamesworld Group Limited	—	(2,296)	—	(2,296)

Net cash flows provided by (used in) financing activities	(31,908)	983	—	(30,925)
Exchange rate effect on cash and cash equivalents	—	34	—	34

Net decrease in cash and cash equivalents	(28,739)	1,614	—	(27,125)
Cash and cash equivalents at beginning of period	232,030	—	—	232,030

Cash and cash equivalents at end of period	$203,291	$1,614	$—	$204,905

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22. Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 28, 2006 and January 29, 2005. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 28, 2006				Fiscal Year Ended January 29, 2005
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(4)	Quarter(4)	Quarter	Quarter	Quarter	Quarter
	(Amounts in thousands, except per share amounts)

Sales	$474,727	$415,930	$534,212	$1,666,914	$371,736	$345,593	$416,737	$708,740
Gross profit	126,037	128,155	176,720	441,118	104,642	106,286	118,959	179,413
Operating earnings(1)	16,857	13,190	10,095	152,590	10,770	12,545	19,852	55,980
Net earnings (loss)(2)	10,326	7,903	(2,460)	85,015	6,678	7,672	12,059	34,517
Net earnings (loss) per Class A and Class B common share — basic(3)	0.20	0.15	(0.04)	1.17	0.12	0.14	0.22	0.68
Net earnings (loss) per Class A and Class B common share — diluted(3)	0.19	0.14	(0.04)	1.10	0.11	0.13	0.21	0.64

(1)	Includes the following pre-tax charges:

•	$2,750 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$2,800 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of Historical GameStop’s Class B common shares, and

•	$5,373 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(2)	Includes the following after-tax charges:

•	$1,708 in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

•	$1,739 in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of Historical GameStop’s Class B common shares, and

•	$3,312 in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(3)	Includes the following charges per basic and diluted share:

•	$0.03 per basic and diluted share in the first quarter of the fiscal year ended January 29, 2005 attributable to the California labor litigation settlement,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	$0.03 per basic and diluted share in the third quarter of the fiscal year ended January 29, 2005 attributable to the professional fees related to the spin-off by Barnes & Noble of Historical GameStop’s Class B common shares, and

•	$0.07 and $0.06 per basic and diluted share, respectively, in the fourth quarter of the fiscal year ended January 29, 2005 attributable to correcting the Company’s method of accounting for rent expense and depreciation expense on leasehold improvements for those leases that do not contain a renewal option.

(4)	The results for the third quarter of the fiscal year ended January 28, 2006 include the results of EB from October 9, 2005, the merger date, through October 29, 2005 and include merger-related expenses of $11,329 and merger-related interest expense of $7,518. The results for the fourth quarter of the fiscal year ended January 28, 2006 include the results of EB and merger-related expenses of $2,271.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
4.1	Indenture, dated as of September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(13)
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated as of October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.18	Form of Securities Collateral Pledge Agreement dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated as of October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)

Exhibit
Number	Description

10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(12)(14)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(12)(14)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.
14.1	Code of Ethics for Senior Financial Officers.(11)
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to the Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 16, 2006.