Form 10-Q
period 2006-04-29
GameStop Corp.
filed 2006-06-02
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2006
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
(817) 424-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer  ☑     Accelerated filer  ☐     Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of May 30, 2006: 45,180,348

Number of shares of $.001 par value Class B Common Stock outstanding as of May 30, 2006: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.  Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 29,	April 30,	January 28,
	2006	2005	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$224,881	$149,414	$401,593
Receivables, net	33,375	10,136	38,738
Merchandise inventories	631,874	255,122	603,178
Prepaid expenses and other current assets	35,357	18,195	16,339
Prepaid taxes	53,340	—	19,135
Deferred taxes	43,843	5,435	42,282

Total current assets	1,022,670	438,302	1,121,265

Property and equipment:
Land	10,498	2,000	10,257
Buildings and leasehold improvements	272,578	114,794	262,908
Fixtures and equipment	358,604	197,887	343,897

	641,680	314,681	617,062
Less accumulated depreciation and amortization	210,799	133,983	184,937

Net property and equipment	430,881	180,698	432,125

Goodwill, net	1,392,467	320,888	1,392,352
Assets held for sale	19,315	—	19,297
Deferred financing fees	17,982	1,109	18,561
Other noncurrent assets	29,995	1,159	31,519

Total other assets	1,459,759	323,156	1,461,729

Total assets	$2,913,310	$942,156	$3,015,119

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$410,808	$211,686	$543,288
Accrued liabilities	294,532	96,865	331,859
Notes payable, current portion	12,491	12,173	12,527

Total current liabilities	717,831	320,724	887,674

Deferred taxes	12,307	20,197	12,938
Senior notes payable, long-term portion, net	642,023	—	641,788
Senior floating rate notes payable, long-term portion	300,000	—	300,000
Notes payable, long-term portion	21,622	24,347	21,675
Deferred rent and other long-term liabilities	37,479	14,451	36,331

Total long-term liabilities	1,013,431	58,995	1,012,732

Total liabilities	1,731,262	379,719	1,900,406

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 45,043, 24,695 and 42,895 shares issued, respectively	45	25	43
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	30	30
Additional paid-in-capital	973,422	509,969	921,349
Accumulated other comprehensive income	4,445	466	886
Retained earnings	204,106	101,947	192,405
Treasury stock, at cost 0, 3,263 and 0 shares, respectively	—	(50,000)	—

Total stockholders’ equity	1,182,048	562,437	1,114,713

Total liabilities and stockholders’ equity	$2,913,310	$942,156	$3,015,119

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,040,027	$474,727
Cost of sales	737,993	348,690

Gross profit	302,034	126,037
Selling, general and administrative expenses	231,470	98,986
Depreciation and amortization	25,932	10,194
Stock-based compensation	5,190	—
Merger-related expenses	1,326	—

Operating earnings	38,116	16,857
Interest income	(2,224)	(655)
Interest expense	21,553	738

Earnings before income tax expense	18,787	16,774
Income tax expense	7,086	6,448

Net earnings	$11,701	$10,326

Net earnings per common share-basic	$0.16	$0.20

Weighted average shares of common stock-basic	73,391	51,000

Net earnings per common share-diluted	$0.15	$0.19

Weighted average shares of common stock-diluted	78,472	54,490

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Common Stock				Paid-in	Comprehensive	Retained
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 28, 2006	42,895	$43	29,902	$30	$921,349	$886	$192,405	$1,114,713
Comprehensive income:
Net earnings for the 13 weeks ended April 29, 2006	—	—	—	—	—	—	11,701
Foreign currency translation	—	—	—	—	—	3,559	—
Total comprehensive income								15,260
Stock-based compensation	—	—	—	—	5,190	—	—	5,190
Exercise of employee stock options (including tax benefit of $30,536)	2,148	2	—	—	46,883	—	—	46,885

Balance at April 29, 2006	45,043	$45	29,902	$30	$973,422	$4,445	$204,106	$1,182,048

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks	13 Weeks
	Ended	Ended
	April 29,	April 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$11,701	$10,326
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	25,982	10,265
Amortization of loan cost	804	57
Amortization of original issue discount on senior notes	235	—
Stock-based compensation expense	5,190	—
Deferred taxes	(2,192)	(60)
Loss on disposal and impairment of property and equipment	930	293
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	1,746	812
Increase in liability to landlords for tenant allowances, net	534	166
Other	189	—
Changes in operating assets and liabilities, net
Receivables, net	5,363	(324)
Merchandise inventories	(28,696)	(38,826)
Prepaid expenses and other current assets	(19,018)	205
Prepaid taxes	(34,205)	3,053
Accounts payable and accrued liabilities	(169,807)	6,829

Net cash flows used in operating activities	(201,244)	(7,204)

Cash flows from investing activities:
Purchase of property and equipment	(22,240)	(22,812)

Net cash flows used in investing activities	(22,240)	(22,812)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	16,349	7,775
Tax benefit realized from exercise of stock options by employees	30,536	1,426
Net increase in other noncurrent assets and deferred financing fees	(202)	(617)
Payment of debt	(89)	—

Net cash flows provided by financing activities	46,594	8,584

Exchange rate effect on cash and cash equivalents	178	(146)

Net decrease in cash and cash equivalents	(176,712)	(21,578)
Cash and cash equivalents at beginning of period	401,593	170,992

Cash and cash equivalents at end of period	$224,881	$149,414

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination (the “merger”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The Company is the world’s largest retailer of video games and entertainment software.

The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of operations and cash flows for the 13-week period ended April 29, 2006 include the results of operations of Historical GameStop and EB, whereas the 13-week period ended April 30, 2005 include the results of operations of Historical GameStop. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 28, 2006 (“fiscal 2005”). For information relating to EB prior to the merger, you should refer to the audited consolidated financial statements and notes there to, which are included in EB’s annual report on Form 10-K/A for the 52 weeks ended January 29, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 29, 2006 are not indicative of the results to be expected for the 53 weeks ending February 3, 2007 (“fiscal 2006”).

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

October 8,
2005

Current assets	$541,171
Property, plant & equipment	231,057
Goodwill	1,071,579
Intangible assets:
Point-of-sale software	3,150
Non-compete agreements	282
Leasehold interests	17,299

Total intangible assets	20,731
Other long-term assets	38,068
Current liabilities	(420,962)
Long-term liabilities	(37,688)

Total purchase price	$1,443,956

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized. None of the goodwill is deductible for income tax purposes.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unaudited pro forma financial information assuming the merger had occurred on the first day of fiscal 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. We have not finalized integration plans, and accordingly, this pro forma information does not include all costs related to the merger. Management also expects to realize operating synergies. Synergies will come from reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential expenses and synergies:

13 Weeks Ended
April 30,
2005
(Unaudited)

Sales	$979,632
Cost of sales	723,535

Gross profit	256,097
Selling, general and administrative expenses	213,328
Depreciation and amortization	22,195

Operating earnings	20,574
Interest expense, net	19,540

Earnings before income tax expense	1,034
Income tax expense	388

Net earnings	$646

Net earnings per Class A and Class B common share — basic	$0.01

Weighted average shares of common stock — basic	71,229

Net earnings per Class A and Class B common share — diluted	$0.01

Weighted average shares of common stock — diluted	74,719

In connection with the merger, the Company incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. Termination of these employees began in October 2005 and is expected to be completed in July 2006. The Pennsylvania corporate office and distribution center are owned facilities which are currently under contract for sale and are classified in the accompanying balance sheet as “Assets held for sale.” Sale of these facilities is expected to occur in June 2006.

The liability for lease terminations is associated with stores to be closed and the Nevada call center which was closed in March 2006. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company intends to close these stores in the next 9 to 21 months. The disposals of property and equipment are related to assets of Historical GameStop which are either impaired or have been, or will be, either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remain as an accrual until the assets are disposed of and the costs are paid, which is expected to occur in the next few months.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger-related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all operational, distribution and information system integration activities in fiscal 2006. Rebranding of EB stores to the GameStop name is expected to be complete in the next 24 to 36 months. Finalization of integration plans may result in changes to assets or liabilities which will increase or decrease goodwill.

The following table represents the activity during the 13 weeks ended April 29, 2006 associated with merger costs and related liabilities:

	Balance at		Charged to	Write-Offs		Balance at
	Beginning of	Charged to	Costs and	and	Cash	End of
	Period	Acquisition Costs	Expenses	Non-Cash Charges	Payments	Period

Severance and employee related costs	$12,905	$—	$—	$—	$6,479	$6,426
Lease terminations	10,057	—	—	—	679	9,378
Disposal of property and equipment	2,494	115	—	115	945	1,549
Merger costs and other	2,633	—	—	—	284	2,349

Total	$28,089	$115	$—	$115	$8,387	$19,702

3.	Accounting for Stock-Based Compensation

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options issued after the adoption date. In addition, the Company records compensation expense for the share-based awards granted prior to, but not vested as of, the adoption date using the same methodology. Accordingly, prior period amounts have not been restated.

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123(R) modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the Statement of Cash Flows. For periods after adopting SFAS 123(R) under the modified prospective method, such benefits are presented as a source of cash in the financing section of the Statement of Cash Flows.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share for the 13-week period ended April 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans:

13 Weeks Ended
April 30,
2005
(In thousands,
except per share data)

Net earnings, as reported	$10,326
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,621

Pro forma net earnings	$8,705

Net earnings per Class A and Class B common share — basic, as reported	$0.20

Net earnings per Class A and Class B common share — basic, pro forma	$0.17

Net earnings per Class A and Class B common share — diluted, as reported	$0.19

Net earnings per Class A and Class B common share — diluted, pro forma	$0.16

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, and the expected employee forfeiture rate. We use historical data to estimate the option life and the employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility. The options granted during the 13 weeks ended April 29, 2006 and April 30, 2005 were 1,630 and 2,102, respectively, with a weighted-average fair value estimated at $16.84 and $8.47, respectively, using the following assumptions:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005

Volatility	54.5%	57.5%
Risk-free interest rate	4.6%	4.0%
Expected life (years)	3.0	6.0
Expected dividend yield	0%	0%

The options to purchase Class A common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. As of April 29, 2006, the unrecognized compensation expense related to the unvested portion of our stock options was $34,713 which is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised during the 13 weeks ended April 29, 2006 and April 30, 2005 were $82,623 and $3,853, respectively.

In September 2005, the Company granted 50 shares of restricted stock to non-employee members of its Board of Directors. The shares had a fair market value of $35.88 per share on the grant date and vest in equal installments over two years. In February 2006, the Company granted 257 shares of restricted stock to non-employee members of its Board of Directors and certain executive officers. The shares had a fair market value of $41.37 per share on the grant date and vest in equal installments over three years. During the 13 weeks ended April 30, 2006, the Company included compensation expense relating to the grant of these restricted shares in the amount of $985 in stock-based compensation expense in the accompanying condensed consolidated statements of operations.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands, except per share data)

Net earnings	$11,701	$10,326

Weighted average common shares outstanding:
Class A	43,489	21,098
Class B	29,902	29,902

Weighted average common shares outstanding	73,391	51,000
Dilutive effect of options and warrants on Class A common stock	5,081	3,490

Common shares and dilutive potential common shares	78,472	54,490

Net earnings per Class A and Class B common share:
Basic	$0.16	$0.20

Diluted	$0.15	$0.19

The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
(In thousands, except per share data)

13 Weeks Ended April 29, 2006	—	—	—
13 Weeks Ended April 30, 2005	30	$21.25	2012

5.	Debt

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of April 29, 2006, the applicable margin was 0.25% for prime rate loans and 1.75% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.5%, for any unused portion of the total commitment under the Revolver.

As of April 29, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $2,789.

On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of April 29, 2006, Jump had other third-party debt of approximately $540.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the merger, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of 8% Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The net proceeds of the offering were used to pay the cash portion of the merger consideration to the stockholders of EB in connection with the merger.

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of April 29, 2006 was 8.865% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of April 29, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with substantially the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company has commenced an exchange offer to exchange the Notes for the New Notes. The exchange offer expires on June 16, 2006.

The Senior Notes were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of April 29, 2006, the unamortized original issue discount was $7,977.

In May 2006, the Company announced that its Board of Directors has authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Payments of $37,500 and $12,173 were made in January 2005 and October 2005, respectively, as required by the promissory note, which also requires payments of $12,173 due in each of October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9,450 mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of April 29, 2006, the outstanding principal balance under the mortgage was approximately $9,226. The Company intends to pay off the mortgage upon the sale of the facility in June 2006.

6.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consists of the following:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands)

Net earnings	$11,701	$10,326
Other comprehensive income (loss):
Foreign currency translation adjustments	3,559	(101)

Total comprehensive income (loss)	$15,260	$10,225

7.	Income Taxes

The tax provisions for the 13 weeks ended April 29, 2006 and April 30, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Certain Relationships and Related Transactions

The Company operates departments within bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $207 and $208 for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon the Historical GameStop’s total payroll expense, property and equipment, and insurance claim history. Management deemed the allocation methodology to be reasonable. Although Historical GameStop has secured its own insurance coverage, costs have been incurred and will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop have been and will be charged to the Company. These charges amounted to $178 and $834 for the 13 weeks ended April 29, 2006 and April 30, 2005, respectively.

In October 2004, the Board of Directors authorized a repurchase of the Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, the remaining balance of which is payable in installments during 2006 and 2007 and bears interest at 5.5% per annum, payable when principal installments are due. Historical GameStop made a scheduled principal payment of $37,500 on the promissory note in January 2005 and a scheduled principal payment of $12,173 in October 2005. Interest expense on the promissory note for the 13 weeks ended April 29, 2006 and April 30, 2005 totaled $338 and $508, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. For the 13 weeks ended April 29, 2006, the fee to Barnes & Noble totaled $61.

On November 2, 2002, EB sold its BC Sports Collectibles business to Sports Collectibles Acquisition Corporation (“SCAC”) for $2,200 in cash and the assumption of lease related liabilities in excess of $13,000. The purchaser, SCAC, is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. The transaction was negotiated and approved by a committee of EB’s Board of Directors comprised solely of independent directors with the assistance of an investment banking firm engaged to solicit offers for the BC Sports Collectibles business. Each of the BC store leases has been assigned to SCAC. As EB remains contingently liable for these leases, Mr. Kim has agreed to indemnify EB against any liabilities associated with these leases.

9.	Legal Proceedings

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs are seeking to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company’s responsive pleading to plaintiffs’ complaint is due by June 14, 2006. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) for the periods indicated for these products in the product categories which the Company considers to be significant:

	13 Weeks Ended
	April 29,		April 30,
	2006		2005
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$160.6	15.4%	$73.9	15.6%
New video game software	406.1	39.1%	183.6	38.7%
Used video game products	275.7	26.5%	135.3	28.5%
Other	197.6	19.0%	81.9	17.2%

Total	$1,040.0	100.0%	$474.7	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 29,		April 30,
	2006		2005
		Gross Profit		Gross Profit
	Sales	Percent	Sales	Percent

Gross Profit:
New video game hardware	$13.0	8.1%	$2.3	3.1%
New video game software	81.7	20.1%	33.6	18.3%
Used video game products	140.9	51.1%	62.7	46.3%
Other	66.4	33.6%	27.4	33.4%

Total	$302.0	29.0%	$126.0	26.5%

11.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce web sites under the names gamestop.com and EBgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands, except
	per share data)
	(Unaudited)

Sales by operating segment are as follows:
United States	$853,724	$468,231
Canada	57,715	—
Australia	54,781	—
Europe	73,807	6,496

Total	$1,040,027	$474,727

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$18,298	$18,275
Canada	2,179	—
Australia	3,972	—
Europe	(5,662)	(1,501)

Total	$18,787	$16,774

The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2005 and there has been no material change in total assets by segment since January 28, 2006.

12.	Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	April 29,	April 30,
	2006	2005

Cash paid during the period for:
Interest	$33,130	$70

Income taxes	12,422	539

13.	Subsequent Events

On May 18, 2006, the Company announced the commencement of the exchange offer of new $300,000 Senior Floating Rate Notes due 2011 and $650,000 8% Senior Notes due 2012, each registered under the Securities Act of 1933, as amended, for all of its outstanding Senior Floating Rate Notes and Senior Notes. The exchange offer will expire on June 16, 2006, unless extended.

The Company also announced that its Board of Directors has authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in Historical GameStop’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006 (the “Form 10-K”), including the factors disclosed under “Business — Risk Factors” and the Company’s Registration Statement on Form S-4 filed with the SEC on April 26, 2006 (“Form S-4”) including the factors disclosed under “Risk Factors.”

General

We are the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of April 29, 2006, we operated 4,565 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce web sites under the names gamestop.com and EBgames.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

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

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of GameStop Corp., formerly known as GSC Holdings Corp. (the “Company”), a Delaware corporation formed for the purpose of consummating the business combination (the “merger”). The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. Therefore, the Company’s operating results for the 13-week period ended April 29, 2006 includes the consolidated results of EB and Historical GameStop. For the 13 weeks ended April 30, 2005, the Company’s operating results only include those of Historical GameStop. Management expects sales, sales mix, cost of sales, gross profit, selling general and administrative expenses, depreciation and amortization and interest expense in fiscal 2006 to be significantly impacted by including the operations of EB. Growth in each of these statement of operations line items will come from each of the Company’s business segments.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. A summary of significant accounting policies and a description of accounting policies that are considered critical may be found in our Form 10-K in Note 1 of “Notes to the Consolidated Financial Statements.”

Merger-Related Costs.  In connection with the merger, the Company incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which are expected to be closed in the first half of fiscal 2006. Termination of these employees began in October 2005 and is expected to be completed in July 2006. The Pennsylvania corporate office and distribution center are owned facilities which are currently under contract for sale and are classified in the accompanying consolidated balance sheet as “Assets held for sale.” Sale of these facilities is expected to occur in June 2006.

The liability for lease terminations is associated with stores and the Nevada call center which was closed in March 2006. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company began closing these stores in fiscal 2005 and intends to close the remainder of these stores in the next 9 to 21 months. The disposals of property and equipment are related to assets of Historical GameStop which are either impaired or have been, or will be, either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remain as an accrual until the assets are disposed of and the costs are paid, which is expected to occur in the next few months.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all operational, distribution and information system integration activities in fiscal 2006. Rebranding of EB stores to the GameStop name is expected to be complete in the next 24 to 36 months. Finalization of integration plans may result in additional liabilities which will increase goodwill. Note 2 of “Notes to Consolidated Financial Statements” provides additional information on the merger costs and related liabilities.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	April 29,	April 30,
	2006	2005

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	71.0	73.5

Gross profit	29.0	26.5
Selling, general and administrative expenses	22.2	20.8
Depreciation and amortization	2.5	2.1
Stock-based compensation	0.5	—
Merger-related expenses	0.1	—

Operating earnings	3.7	3.6
Interest expense, net	1.9	0.1

Earnings before income tax expense	1.8	3.5
Income tax expense	0.7	1.3

Net earnings	1.1%	2.2%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended April 29, 2006 and April 30, 2005, these purchasing, receiving and distribution costs amounted to $5.4 million and $2.2 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended April 29, 2006 and April 30, 2005, these processing fees amounted to $7.0 million and $3.0 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2% for the 13 weeks ended April 29, 2006 and the 13 weeks ended April 30, 2005.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	April 29,		April 30,
	2006		2005
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$160.6	15.4%	$73.9	15.6%
New video game software	406.1	39.1%	183.6	38.7%
Used video game products	275.7	26.5%	135.3	28.5%
Other	197.6	19.0%	81.9	17.2%

Total	$1,040.0	100.0%	$474.7	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 29,		April 30,
	2006		2005
		Gross Profit		Gross Profit
	Sales	Percent	Sales	Percent

Gross Profit:
New video game hardware	$13.0	8.1%	$2.3	3.1%
New video game software	81.7	20.1%	33.6	18.3%
Used video game products	140.9	51.1%	62.7	46.3%
Other	66.4	33.6%	27.4	33.4%

Total	$302.0	29.0%	$126.0	26.5%

Segment Information

The Company operates its business in the following segments: United States, Australia, Canada and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce web sites under the names gamestop.com and EBgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material.

	13 Weeks Ended
	April 29,	April 30,
	2006	2005
	(In thousands, except
	per share data)
	(Unaudited)

Sales by operating segment are as follows:
United States	$853,724	$468,231
Canada	57,715	—
Australia	54,781	—
Europe	73,807	6,496

Total	$1,040,027	$474,727

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$18,298	$18,275
Canada	2,179	—
Australia	3,972	—
Europe	(5,662)	(1,501)

Total	$18,787	$16,774

The Canada and Australia segments have a longer history of operations than the Europe segment and their older store base generates more operating earnings than Europe. As stores in Europe mature, the Company expects operating profit to increase. Because the segment results for the 13 weeks ended April 30, 2005 only consisted of the results of the Company’s international operations in Ireland and the United Kingdom, management does not believe that a comparison of the international segment results for the 13 weeks ended April 29, 2006 would be meaningful.

13	weeks ended April 29, 2006 compared with the 13 weeks ended April 30, 2005

Sales increased by $565.3 million, or 119.1%, from $474.7 million in the 13 weeks ended April 30, 2005 to $1,040.0 million in the 13 weeks ended April  29, 2006. The increase in sales was attributable to the addition of the EB stores’ sales of approximately $493.7 million and non-comparable store sales from the 400 stores opened since January 30, 2005 of approximately $72.7 million. These increased sales were offset by a slight decline in comparable Historical GameStop store sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales decline of 3.3% on a pro forma basis for the first quarter of fiscal 2006 was due to the shortages of Xbox 360 hardware in the first quarter of fiscal 2006 compared to the strong video game hardware sales fueled by the successful launch of the Sony PSP in the first quarter of fiscal 2005.

New video game hardware sales increased $86.7 million, or 117.3%, from the 13 weeks ended April 30, 2005 to the 13 weeks ended April 29, 2006, primarily due to the merger. New video game software sales also increased $222.5 million, or 121.2%, from the 13 weeks ended April 30, 2005 to the 13 weeks ended April  29, 2006, primarily due to the merger and due to strong sales of Xbox 360 software. Used video game product sales also grew due to the merger, an increase in store count and efforts to increase the supply of used inventory available for sale, with an increase in sales of $140.4 million, or 103.8%, from the 13 weeks ended April 30, 2005 to the 13 weeks ended April 29, 2006. Sales of other product categories grew 141.3%, or $115.7 million, from the 13 weeks ended April 30, 2005 to the 13 weeks ended April 29, 2006, due to the merger and the sales of accessories for the Xbox 360. Sales of used video game products decreased from 28.5% of total sales in the 13 weeks ended April 30, 2005 to 26.5% of total sales in the 13 weeks ended April 29, 2006 due to the lower percentage of used video game product sales in international markets compared to the United States and strong new video game software sales worldwide. Sales of other product categories grew from 17.2% of sales in the 13 weeks ended April 30, 2005 to 19.0% of sales in the 13 weeks ended April 29, 2006 due to sales of accessories for the Xbox 360 and strong sales of PC entertainment software in international locations.

Cost of sales increased by $389.3 million, or 111.6%, from $348.7 million in the 13 weeks ended April 30, 2005 to $738.0 million in the 13 weeks ended April 29, 2006 as a result of the merger and the changes in gross profit discussed below.

Gross profit increased by $176.0 million, or 139.7%, from $126.0 million in the 13 weeks ended April 30, 2005 to $302.0 million in the 13 weeks ended April 29, 2006. Gross profit as a percentage of sales increased from 26.5% in the 13 weeks ended April 30, 2005 to 29.0% in the 13 weeks ended April 29, 2006. The gross profit percentage increase was caused by efforts to improve margins and efforts to minimize freight costs. Gross profit as a percentage of sales on new video game hardware and new video game software increased from 3.1% and 18.3%, respectively in the prior year quarter to 8.1% and 20.1% of sales, respectively, this quarter due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 46.3% in the 13 weeks ended April 30, 2005 to 51.1% in the 13 weeks ended April  29, 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category.

The Company expects gross profit as a percentage of sales in the fourth quarter of fiscal 2006 to be impacted by the worldwide launches of the Sony PlayStation 3 and the Nintendo Wii hardware platforms.

Selling, general and administrative expenses increased by $132.5 million, or 133.8%, from $99.0 million in the 13 weeks ended April 30, 2005 to $231.5 million in the 13 weeks ended April 29, 2006. This increase was primarily attributable to the merger, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 20.8% in the 13 weeks ended April 30, 2005 to 22.2% in the 13 weeks ended April 29, 2006. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses, the de-leveraging of selling, general and administrative expenses caused by the decline in comparable store sales, and the duplicate costs incurred during the shut-down of EB’s corporate headquarters and distribution center.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures, for all options issued after the adoption date. In addition, the Company records compensation expense for the share-based awards granted prior to, but not vested as of, the adoption date using the same methodology. As a result of the adoption, the Company recognized $5.2 million in stock-based compensation expense for the 13 weeks ended April 29, 2006. In accordance with SFAS 123(R), prior periods have not been restated.

Depreciation and amortization expense increased from $10.2 million for the 13 weeks ended April 30, 2005 to $25.9 million in the 13 weeks ended April 29, 2006. This increase of $15.7 million was primarily due to the merger, capital expenditures for new stores and management information systems and full operations in the Company’s new corporate headquarters and distribution facility.

Interest income resulting from the investment of excess cash balances increased from $0.7 million in the 13 weeks ended April 30, 2005 to $2.2 million in the 13 weeks ended April 29, 2006 due primarily to interest income earned on invested assets. Interest expense increased from $0.7 million in the 13 weeks ended April 30, 2005 to $21.6 million in the 13 weeks ended April 29, 2006 primarily due to the interest incurred on the $650 million Senior Notes and the $300 million Senior Floating Rate Notes.

The Company’s results of operations for the 13 weeks ended April 29, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $1.3 million considered in operating earnings. The $1.3 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB. The Company expects to incur additional costs in fiscal 2006 to complete the integration of the operations of Historical GameStop and EB.

Tax expense for the 13 weeks ended April 30, 2005 and the 13 weeks ended April 29, 2006 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $6.4 million for the 13 weeks ended April 30, 2005 compared to $7.1 million in the 13 weeks ended April 29, 2006.

The factors described above led to an increase in operating earnings of $21.2 million, or 125.4%, from $16.9 million in the 13 weeks ended April 30, 2005 to $38.1 million in the 13 weeks ended April 29, 2006, and an increase from net earnings of $10.3 million in the 13 weeks ended April 30, 2005 to $11.7 million in the 13 weeks ended April 29, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 13 weeks ended April 29, 2006, cash used in operations was $201.2 million, compared to cash used in operations of $7.2 million during the 13 weeks ended April 30, 2005. In the 13 weeks ended April 29, 2006, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $169.8 million, which is typical in the first quarter of a fiscal year as payments are made on purchases from the previous holiday selling season; an increase in merchandise inventories of $28.7 million following an increase in the supply of Xbox 360 hardware; an increase in prepaid taxes of $34.2 million, due to the tax benefit realized from the exercise of stock options by employees and an increase in prepaid expenses of $19.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year, which were partially offset by net income of $11.7 million, depreciation and amortization of $26.0 million and stock-based compensation expense of $5.2 million. In the 13 weeks ended April 30, 2005, cash used in operations was primarily due to increases in merchandise inventories, offset by net income of $10.3 million, depreciation and amortization of $10.3 million and an increase in accounts payable and accrued liabilities of $6.8 million, caused by the launch of the Sony PSP.

Cash used in investing activities was $22.2 million and $22.8 million during the 13 weeks ended April 29, 2006 and April 30, 2005, respectively. During the 13 weeks ended April 29, 2006, $22.2 million was used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop, to open new stores in the United States and for international expansion. During the 13 weeks ended April 30, 2005, our capital expenditures included approximately $7.3 million to improve and equip our new corporate headquarters and distribution center facility. The remaining $15.5 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems.

Cash flows provided by financing activities was $46.6 million and $8.6 million during the 13 weeks ended April 29, 2006 and April 30, 2005, respectively. The increase in financing cash flows for the 13 weeks ended April 29, 2006 was due to the realization of tax benefits and the issuance of shares in each case relating to employee stock option exercises.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 95 stores in the 13 weeks ended April 30, 2005 compared to 102 stores in the 13 weeks ended April 29, 2006 and expect to open approximately 300 additional stores in the remainder of fiscal 2006. Projected capital expenditures for fiscal 2006 are approximately $110.0 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of the integration of the operations of EB and Historical GameStop.

In October 2005, in connection with the merger, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50.0 million letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of April 29, 2006 the applicable margin was 0.25% for prime rate loans and 1.75% for LIBOR loans. In addition, the Company is required to pay a commitment fee, currently 0.5%, for any unused portion of the total commitment under the Revolver.

As of April 29, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $2.8 million.

On May 31, 2005, a subsidiary of EB completed the acquisition of Jump Ordenadores S.L.U. (“Jump”), a privately-held retailer based in Valencia, Spain. As of April 29, 2006, Jump had other third-party debt of approximately $0.5 million.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the merger, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of 8% Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. The net proceeds of the offering were used to pay the cash portion of the merger consideration to the stockholders of EB in connection with the merger.

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating

Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of April 29, 2006 was 8.865% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of April 29, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement requires the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In addition, under certain circumstances, including (among other things) the exchange offer not being consummated within 270 days from the date the Notes were issued, the Issuers may be required to file a shelf registration statement. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with substantially the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company has commenced an exchange offer to exchange the Notes for the New Notes. The exchange offer expires on June 16, 2006.

The Company also announced that its Board of Directors has authorized the buyback of up to an aggregate of $100.0 million of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time.

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

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9.5 million mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. As of April 29, 2006, the outstanding principal balance under the mortgage was approximately $9.2 million. The Company intends to pay off the mortgage upon the sale of the facility in June 2006.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	the risks involved with our international operations;

•	our ability to successfully integrate the operations of Historical GameStop and EB and manage the combined operations of the Company;

•	the cost savings and other synergies from the merger may not be fully realized or may take longer to realize than expected; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the floating rate notes would result in a change in the annual interest expense of $2.7 million. The effective rate on the floating rate notes was 8.865% on April 29, 2006. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

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

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, (“SFAS 133”) as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. SFAS No. 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at April 29, 2006 was a loss of $9.1 million. A hypothetical increase (decrease) of 10% in the Foreign Currency Contracts underlying these forwards and swaps from the market rate at April 29, 2006 would result in a (loss) or gain in value of the forwards and swaps of ($9.3) million or $7.4 million, respectively. The Company had no Foreign Currency Contracts prior to October 8, 2005.

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

(b) Changes in Internal Controls

The Company completed the merger with EB on October 8, 2005. EB operates on different information technology systems from the Company. The Company is currently implementing its information technology systems and integrating its internal control processes at EB. Other than the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs are seeking to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company’s responsive pleading to plaintiffs’ complaint is due by June 14, 2006. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

There have been no other material developments in previously reported legal proceedings during the fiscal quarter covered by this Form 10-Q.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)

Exhibit
Number	Description

3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
4.1	Indenture, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a Gamestop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(11)

Exhibit
Number	Description

10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 2, 2006

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 2, 2006

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
4.1	Indenture, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Supplemental Compensation Plan.(4)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a Gamestop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)

Exhibit
Number	Description

10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(11)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.