Form 10-Q
period 2006-07-29
GameStop Corp.
filed 2006-09-05
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 29, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway, Grapevine, Texas	76051 (Zip Code)
(Address of principal executive offices)

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

Number of shares of $.001 par value Class A Common Stock outstanding as of August 29, 2006: 45,273,155

Number of shares of $.001 par value Class B Common Stock outstanding as of August 29, 2006: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 29,	July 30,	January 28,
	2006	2005	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$218,726	$98,954	$401,593
Receivables, net	28,596	9,418	38,738
Merchandise inventories	574,067	257,396	603,178
Prepaid expenses and other current assets	37,374	24,302	16,339
Prepaid taxes	79,395	12,534	19,135
Deferred taxes	46,349	5,435	42,282

Total current assets	984,507	408,039	1,121,265

Property and equipment:
Land	10,073	2,000	10,257
Buildings and leasehold improvements	280,723	120,145	262,908
Fixtures and equipment	375,736	210,942	343,897

	666,532	333,087	617,062
Less accumulated depreciation and amortization	235,299	144,353	184,937

Net property and equipment	431,233	188,734	432,125

Goodwill, net	1,392,926	320,888	1,392,352
Assets held for sale	—	—	19,297
Deferred financing fees	17,242	—	18,561
Other noncurrent assets	29,328	3,011	31,519

Total other assets	1,439,496	323,899	1,461,729

Total assets	$2,855,236	$920,672	$3,015,119

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$366,221	$166,070	$543,288
Accrued liabilities	281,969	103,706	331,859
Note payable, current portion	12,173	12,173	12,527

Total current liabilities	660,363	281,949	887,674

Deferred taxes	12,196	19,898	12,938
Senior notes payable, long-term portion, net	635,431	—	641,788
Senior floating rate notes payable, long-term portion	300,000	—	300,000
Note payable, long-term portion	12,685	24,347	21,675
Deferred rent and other long-term liabilities	38,868	15,503	36,331

Total long-term liabilities	999,180	59,748	1,012,732

Total liabilities	1,659,543	341,697	1,900,406

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 45,245, 25,163 and 42,895 shares issued, respectively	45	25	43
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	30	30
Additional paid-in-capital	983,562	519,113	921,349
Accumulated other comprehensive income (loss)	4,773	(43)	886
Retained earnings	207,283	109,850	192,405
Treasury stock, at cost 0, 3,263 and 0 shares, respectively	—	(50,000)	—

Total stockholders’ equity	1,195,693	578,975	1,114,713

Total liabilities and stockholders’ equity	$2,855,236	$920,672	$3,015,119

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)

Sales	$963,347	$415,930	$2,003,374	$890,657
Cost of sales	664,083	287,775	1,402,076	636,465

Gross profit	299,264	128,155	601,298	254,192
Selling, general and administrative expenses	239,251	104,311	470,721	203,297
Depreciation and amortization	26,328	10,654	52,260	20,848
Stock-based compensation	5,360	—	10,550	—
Merger-related expenses	2,572	—	3,898	—

Operating earnings	25,753	13,190	63,869	30,047
Interest income	(1,505)	(505)	(3,729)	(1,082)
Interest expense	21,714	649	43,267	1,309
Debt extinguishment expense	191	—	191	—

Earnings before income tax expense	5,353	13,046	24,140	29,820
Income tax expense	2,176	5,143	9,262	11,591

Net earnings	$3,177	$7,903	$14,878	$18,229

Net earnings per Class A and Class B common share-basic	$0.04	$0.15	$0.20	$0.36

Weighted average shares of common stock-basic	75,074	51,646	74,233	51,323

Net earnings per Class A and Class B common share-diluted	$0.04	$0.14	$0.19	$0.33

Weighted average shares of common stock-diluted	78,829	56,508	78,650	55,499

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Common Stock				Paid-in	Comprehensive	Retained
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 28, 2006	42,895	$43	29,902	$30	$921,349	$886	$192,405	$1,114,713
Comprehensive income:
Net earnings for the 26 weeks ended July 29, 2006	—	—	—	—	—	—	14,878
Foreign currency translation	—	—	—	—	—	3,887	—
Total comprehensive income								18,765
Stock-based compensation	—	—	—	—	10,550	—	—	10,550
Exercise of employee stock options (including tax benefit of $32,938)	2,350	2	—	—	51,663	—	—	51,665

Balance at July 29, 2006	45,245	$45	29,902	$30	$983,562	$4,773	$207,283	$1,195,693

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$14,878	$18,229
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	52,372	20,990
Amortization of loan costs	1,607	95
Amortization of original issue discount on senior notes	474	—
Stock-based compensation expense	10,550	—
Deferred taxes	(4,808)	(359)
Loss on disposal and impairment of property and equipment	2,167	395
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	3,490	1,574
Increase in liability to landlords for tenant allowances, net	709	456
Other	710	—
Changes in operating assets and liabilities, net
Receivables, net	10,142	394
Merchandise inventories	29,111	(41,100)
Prepaid expenses and other current assets	(21,034)	(5,902)
Prepaid taxes	(60,260)	(9,481)
Accounts payable and accrued liabilities	(227,531)	(31,944)

Net cash flows used in operating activities	(187,423)	(46,653)

Cash flows from investing activities:
Purchase of property and equipment	(49,320)	(42,044)
Sale of assets held for sale	19,297	—

Net cash flows used in investing activities	(30,023)	(42,044)

Cash flows from financing activities:
Issuance of shares relating to employee stock options	18,727	14,117
Tax benefit realized from exercise of stock options by employees	32,938	4,228
Payment of debt	(16,176)	—
Net increase in other noncurrent assets and deferred financing fees	(742)	(1,397)

Net cash flows provided by financing activities	34,747	16,948

Exchange rate effect on cash and cash equivalents	(168)	(289)

Net decrease in cash and cash equivalents	(182,867)	(72,038)
Cash and cash equivalents at beginning of period	401,593	170,992

Cash and cash equivalents at end of period	$218,726	$98,954

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

The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of operations for the 13-week and 26-week periods ended July 29, 2006 include the results of operations of Historical GameStop and EB, whereas the 13-week and 26-week periods ended July 30, 2005 include the results of operations of Historical GameStop. The accompanying condensed consolidated statements of cash flows for the 26-week period ended July 29, 2006 include the results of operations of Historical GameStop and EB, whereas the 26-week period ended July 30, 2005 include the results of operations of Historical GameStop. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 28, 2006 (“fiscal 2005”) as filed on April 3, 2006. For information relating to EB prior to the merger, you should refer to the audited consolidated financial statements and notes thereto, which are included in EB’s annual report on Form 10-K/A, Amendment No. 2 for the 52 weeks ended January 29, 2005, as filed on September 2, 2005. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 29, 2006 are not necessarily indicative of the results to be expected for the 53 weeks ending February 3, 2007 (“fiscal 2006”).

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price allocation is preliminary and a final determination of required purchase accounting adjustments will be made upon the completion of our integration plans. The following represents the preliminary allocation of the purchase price (table in thousands):

October 8,
2005

Current assets	$540,365
Property, plant & equipment	230,732
Goodwill	1,072,038
Intangible assets:
Point-of-sale software	3,150
Non-compete agreements	282
Leasehold interests	17,299

Total intangible assets	20,731
Other long-term assets	38,995
Current liabilities	(421,217)
Long-term liabilities	(37,688)

Total purchase price	$1,443,956

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

	13 Weeks Ended	26 Weeks Ended
	July 30,	July 30,
	2005	2005
	(In thousands, except per share data) (Unaudited)

Sales	$862,441	$1,842,073
Cost of sales	599,367	1,322,902

Gross profit	263,074	519,171
Selling, general and administrative expenses	224,401	437,729
Depreciation and amortization	22,654	44,849

Operating earnings	16,019	36,593
Interest expense, net	19,893	39,433

Loss before income tax benefit	(3,874)	(2,840)
Income tax benefit	(1,424)	(1,036)

Net loss	$(2,450)	$(1,804)

Net loss per Class A and Class B common share — basic	$(0.03)	$(0.03)

Weighted average shares of common stock — basic	71,875	71,551

Net loss per Class A and Class B common share — diluted	$(0.03)	$(0.03)

Weighted average shares of common stock — diluted	71,875	71,551

In connection with the merger, the Company incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center which have been closed. Termination of these employees began in October 2005 and was substantially completed in July 2006. The Pennsylvania corporate office and distribution center were owned facilities that were sold in June 2006. Their assets were classified in the January 28, 2006 balance sheet as “assets held for sale.”

The liability for lease terminations is associated with stores to be closed and the Nevada call center which was closed in March 2006. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company intends to close these stores in the next 6 to 18 months. The disposals of property and equipment are related to assets of Historical GameStop which were either impaired or have been either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remained as accrued until the assets were disposed of and the costs were paid. The disposition was completed in the 13 weeks ended July 29, 2006.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all operational integration activities in fiscal 2006. Distribution and information system integration is now complete. Rebranding of EB stores to the GameStop name is expected to be complete in the next 21 to 33 months. Finalization of integration plans may result in changes to assets or liabilities which will increase or decrease goodwill.

The following table represents the activity during the 26 weeks ended July 29, 2006 associated with merger costs and related liabilities included in accrued liabilities:

			Write-Offs
	Balance at	Charged to	and		Balance at
	Beginning of	Acquisition	Non-Cash	Cash	End of
	Period	Costs	Charges	Payments	Period
	(In thousands)
	(Unaudited)

Severance and employee related costs	$12,905	$425	$(385)	$7,226	$6,489
Lease terminations	10,057	—	—	1,699	8,358
Disposal of property and equipment	2,494	115	930	1,679	—
Merger costs and other	2,633	50	—	1,434	1,249

Total	$28,089	$590	$545	$12,038	$16,096

3.	Accounting for Stock-Based Compensation

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin (“SAB”) No. 107 regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Following the guidance prescribed in SAB 107, on January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years.

Under SFAS 123(R), the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards issued after the adoption date in accordance with SFAS 123(R).

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans for the 13 and 26 weeks ended July 30, 2005:

	13 Weeks	26 Weeks
	Ended	Ended
	July 30,	July 30,
	2005	2005
	(In thousands, except per share data)

Net earnings as reported	$7,903	$18,229
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,757	3,378

Pro forma net earnings	$6,146	$14,851

Net earnings per Class A and Class B common share — basic, as reported	$0.15	$0.36

Net earnings per Class A and Class B common share — basic, pro forma	$0.12	$0.29

Net earnings per Class A and Class B common share — diluted, as reported	$0.14	$0.33

Net earnings per Class A and Class B common share — diluted, pro forma	$0.11	$0.27

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, and the expected employee forfeiture rate. We use historical data to estimate the option life and the employee forfeiture rate, and use historical and implied volatility when estimating the stock price volatility. There were no options granted during the 13 weeks ended July 29, 2006 and July 30, 2005. The options granted during the 26 weeks ended July 29, 2006 and July 30, 2005 were 1,630 and 2,102, respectively, with a weighted-average fair value estimated at $16.84 and $8.47, respectively, using the following assumptions:

	26 Weeks Ended
	July 29,	July 30,
	2006	2005

Volatility	54.5%	57.5%
Risk-free interest rate	4.6%	4.0%
Expected life (years)	3.0	6.0
Expected dividend yield	0%	0%

The options to purchase Class A common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. As of July 29, 2006, the unrecognized compensation expense related to the unvested portion of our stock options was $30,475 which is expected to be recognized over a weighted average period of 1.2 years. The total intrinsic values of options exercised during the 13 weeks ended July 29, 2006 and July 30, 2005 were $6,171 and $7,574, respectively. The total intrinsic values of options exercised during the 26 weeks ended July 29, 2006 and July 30, 2005 were $89,116 and $11,427, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Class A common stock options outstanding for the 26 weeks ended July 29, 2006 were as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(In thousands)

Balance, January 28, 2006	11,456	$12.31
Granted	1,630	41.37
Exercised	(2,350)	7.97
Forfeited	(189)	31.77

Balance, July 29, 2006	10,547	$14.42

In September 2005, the Company granted 50 shares of restricted stock to non-employee members of its Board of Directors. The shares had a fair market value of $35.88 per share on the grant date and vest in equal installments over two years. In February 2006, the Company granted 257 shares of restricted stock to non-employee members of its Board of Directors and certain executive officers. The shares had a fair market value of $41.37 per share on the grant date and vest in equal installments over three years. During the 13 and 26 week periods ended July 29, 2006, the Company included compensation expense relating to the grant of these restricted shares in the amount of $1,112 and $2,097, respectively, in stock-based compensation expense in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense for the unvested portion of the restricted shares at July 29, 2006 was $10,169 which is expected to be recognized over a weighted average period of 2.4 years.

Changes in the Company’s restricted stock awards outstanding for the 26 weeks ended July 29, 2006 were as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
	(In thousands)

Balance, January 28, 2006	50	$35.88
Granted	257	41.37

Balance, July 29, 2006	307	$40.48

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common stock are the same. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net earnings	$3,177	$7,903	$14,878	$18,229

Weighted average common shares outstanding:
Class A	45,172	21,744	44,331	21,421
Class B	29,902	29,902	29,902	29,902

Weighted average common shares outstanding	75,074	51,646	74,233	51,323
Dilutive effect of options on Class A common stock	3,755	4,862	4,417	4,176

Common shares and dilutive potential common shares	78,829	56,508	78,650	55,499

Net earnings per Class A and Class B common share:
Basic	$0.04	$0.15	$0.20	$0.36

Diluted	$0.04	$0.14	$0.19	$0.33

The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
(In thousands, except per share data)

13 Weeks Ended July 29, 2006	1,646	$35.88 - 41.37	2016
13 Weeks Ended July 30, 2005	—	—	—

5.	Debt

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of July 29, 2006, the applicable margin was 0.00% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of July 29, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $3,276.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of July 29, 2006 was 9.38313% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of July 29, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement required the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with substantially the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company commenced an exchange offer to exchange the Notes for the New Notes. The exchange offer was completed during June 2006 with 100% participation.

The Senior Notes were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of July 29, 2006, the unamortized original issue discount was $7,654.

In May 2006, the Company announced that its Board of Directors has authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of July 29, 2006, the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company has repurchased $6,915 of its Senior Notes and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $191.

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

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9,450 mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. On June 15, 2006, the outstanding principal balance under the mortgage of approximately $9,200 was paid in full in conjunction with the sale of the distribution facility.

6.	Comprehensive income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
	(In thousands)

Net earnings	$3,177	$7,903	$14,878	$18,229
Other comprehensive income (loss):
Foreign currency translation adjustments	328	(509)	3,887	(610)

Total comprehensive income	$3,505	$7,394	$18,765	$17,619

7.	Income Taxes

The tax provisions for the 13 weeks and 26 weeks ended July 29, 2006 and July 30, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

The Company operates departments within bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $191 and $186 for the 13 weeks ended July 29, 2006 and July 30, 2005, respectively, and $398 and $394 for the 26 weeks ended July 29, 2006 and July 30, 2005, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. These charges amounted to $403 and $1,237 for the 13 and 26 weeks ended July 30, 2005, respectively. Although the Company has secured its own insurance coverage, costs have continued to be incurred by Barnes & Noble on insurance claims incurred under its programs prior to June 2005. The costs applicable to insurance claims against Historical GameStop and charged to the Company amounted to $212 and $390 for the 13 and 26 weeks ended July 29, 2006.

In October 2004, the Board of Directors authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, the remaining balance of which is payable in installments in October 2006 and October 2007 and bears interest at 5.5% per annum, payable when principal installments are due. Scheduled payments of $37,500 and $12,173 were made on the promissory note in January 2005 and October 2005, respectively. Interest expense on the promissory note for the 13 weeks ended July 29, 2006 and July 30, 2005 totaled $339 and $507, respectively. Interest expense on the promissory note for the 26 weeks ended July 29, 2006 and July 30, 2005 totaled $677 and $1,015, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. For the 13 weeks and 26 weeks ended July 29, 2006, the fee to Barnes & Noble totaled $34 and $95, respectively. For the 13 weeks and 26 weeks ended July 30, 2005, the fee to Barnes & Noble totaled $36.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

criminal trial in Alabama and was sentenced to death in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs are seeking to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company has responded to the complaint by filing a motion to dismiss, transfer or stay the case based on the pendency of a prior action. The motion has been briefed by the parties and awaits the court’s decision. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) for the periods indicated for these products in the product categories which the Company considers to be significant:

	13 Weeks Ended				26 Weeks Ended
	July 29,		July 30,		July 29,		July 30,
	2006		2005		2006		2005
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$157.5	16.4%	$51.6	12.4%	$318.2	15.9%	$125.7	14.1%
New video game software	330.7	34.3%	139.8	33.6%	737.0	36.8%	323.3	36.3%
Used video game products	308.7	32.0%	153.2	36.8%	584.1	29.2%	288.6	32.4%
Other	166.4	17.3%	71.3	17.2%	364.1	18.1%	153.1	17.2%

Total	$963.3	100.0%	$415.9	100.0%	$2,003.4	100.0%	$890.7	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 29,		July 30,		July 29,		July 30,
	2006		2005		2006		2005
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$14.0	8.9%	$2.5	4.8%	$27.0	8.5%	$4.8	3.8%
New video game software	72.7	22.0%	28.9	20.7%	154.7	21.0%	62.6	19.4%
Used video game products	153.9	49.9%	70.8	46.2%	295.0	50.5%	133.5	46.3%
Other	58.7	35.3%	26.0	36.5%	124.6	34.2%	53.3	34.8%

Total	$299.3	31.1%	$128.2	30.8%	$601.3	30.0%	$254.2	28.5%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

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

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(In thousands)
		(Unaudited)

Sales by operating segment are as follows:
United States	$766,006	$409,965	$1,619,730	$878,196
Europe	75,921	5,965	149,728	12,461
Canada	58,061	—	115,776	—
Australia	63,359	—	118,140	—

Total	$963,347	$415,930	$2,003,374	$890,657

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$7,368	$14,701	$25,666	$32,976
Europe	(9,602)	(1,655)	(15,264)	(3,156)
Canada	2,547	—	4,726	—
Australia	5,040	—	9,012	—

Total	$5,353	$13,046	$24,140	$29,820

The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2005 and there has been no material change in total assets by segment since January 28, 2006.

12.	Supplemental Cash Flow Information

	26 Weeks Ended
	July 29,	July 30,
	2006	2005
	(In thousands) (Unaudited)

Cash paid during the period for:
Interest	$40,361	$140

Income taxes	$37,570	$17,036

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in the Company’s Annual Report on Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2006 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors” and the Company’s Registration Statement on Form S-4 filed with the SEC on April 26, 2006 (“Form S-4”) including the factors disclosed under “Risk Factors.”

General

GameStop Corp. (the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of July 29, 2006, we operated 4,592 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce web sites under the names gamestop.com and EBgames.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Nintendo DS in November 2004. Sony introduced PlayStation Portable (“Sony PSP”) in March 2005. Microsoft introduced Xbox 360 in November 2005. Nintendo introduced the DS Lite handheld system in June 2006. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future.

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of the Company, a Delaware corporation formed for the purpose of consummating the business combination (the “merger”). The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. As a result of the merger, the Company’s operating results for the 13 weeks and 26 weeks ended July 29, 2006 include the consolidated results of EB and Historical GameStop. For the 13 weeks and 26 weeks ended July 30, 2005, the Company’s operating results only include those of Historical GameStop. Management expects sales, sales mix, cost of sales, gross profit, selling general and administrative expenses, depreciation and amortization and interest expense in fiscal 2006 to be significantly impacted by including the operations of EB. Growth in each of these statement of operations line items will come from each of the Company’s business segments.

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

Merger-Related Costs.  In connection with the merger, the Company incurred merger-related costs and commenced integration activities which have resulted in, or will result in, involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center which have been closed. Termination of these employees began in October 2005 and was substantially completed in July 2006. The Pennsylvania corporate office and distribution center were owned facilities that were sold in June 2006. Their assets were classified in the January 28, 2006 balance sheet as “assets held for sale.”

The liability for lease terminations is associated with stores to be closed and the Nevada call center which was closed in March 2006. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company intends to close these stores in the next 6 to 18 months. The disposals of property and equipment are related to assets of Historical GameStop which were either impaired or have been either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remained as accrued until the assets were disposed of and the costs were paid. The disposition was completed in the 13 weeks ended July 29, 2006.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and include certain ongoing costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company is working to finalize integration plans which may result in additional involuntary employment terminations, lease and other contractual terminations and employee relocations. The Company will finalize integration plans and related liabilities in fiscal 2006 and management anticipates completion of all operational integration activities in fiscal 2006. Distribution and information system integration is now complete. Rebranding of EB stores to the GameStop name is expected to be complete in the next 21 to 33 months. Finalization of integration plans may result in changes to assets or liabilities which will increase or decrease goodwill. Note 2 of “Notes to Condensed Consolidated Financial Statements” provides additional information on the merger costs and related liabilities.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.9	69.2	70.0	71.5

Gross profit	31.1	30.8	30.0	28.5
Selling, general and administrative expenses	24.8	25.1	23.5	22.8
Depreciation and amortization	2.7	2.5	2.6	2.3
Stock-based compensation	0.6	—	0.5	—
Merger-related expenses	0.3	—	0.2	—

Operating earnings	2.7	3.2	3.2	3.4
Interest expense, net	2.1	0.1	2.0	0.1
Debt extinguishment expense	—	—	—	—

Earnings before income tax expense	0.6	3.1	1.2	3.3
Income tax expense	0.3	1.2	0.5	1.3

Net earnings	0.3%	1.9%	0.7%	2.0%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended July 29, 2006 and July 30, 2005, these purchasing, receiving and distribution costs amounted to $5.2 million and $2.2 million, respectively. For the 26 weeks ended July 29, 2006 and July 30, 2005, these purchasing, receiving and distribution costs amounted to $10.5 million and $4.4 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended July 29, 2006 and July 30, 2005, these processing fees amounted to $6.5 million and $2.7 million, respectively. For the 26 weeks ended July 29, 2006 and July 30, 2005, these processing fees amounted to $13.5 million and $5.7 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1% and 0.1% for the 13 and 26 weeks ended July 29, 2006, respectively. The effect of these classifications on the 13 and 26 week periods ended July 30, 2005 was also 0.1% and 0.1%, respectively.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$157.5	16.4%	$51.6	12.4%	$318.2	15.9%	$125.7	14.1%
New video game software	330.7	34.3%	139.8	33.6%	737.0	36.8%	323.3	36.3%
Used video game products	308.7	32.0%	153.2	36.8%	584.1	29.2%	288.6	32.4%
Other	166.4	17.3%	71.3	17.2%	364.1	18.1%	153.1	17.2%

Total	$963.3	100.0%	$415.9	100.0%	$2,003.4	100.0%	$890.7	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 29, 2006		July 30, 2005		July 29, 2006		July 30, 2005
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$14.0	8.9%	$2.5	4.8%	$27.0	8.5%	$4.8	3.8%
New video game software	72.7	22.0%	28.9	20.7%	154.7	21.0%	62.6	19.4%
Used video game products	153.9	49.9%	70.8	46.2%	295.0	50.5%	133.5	46.3%
Other	58.7	35.3%	26.0	36.5%	124.6	34.2%	53.3	34.8%

Total	$299.3	31.1%	$128.2	30.8%	$601.3	30.0%	$254.2	28.5%

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

	13 Weeks Ended		26 Weeks Ended
	July 29,	July 30,	July 29,	July 30,
	2006	2005	2006	2005
		(In thousands)
		(Unaudited)
Sales by operating segment are as follows:
United States	$766,006	$409,965	$1,619,730	$878,196
Europe	75,921	5,965	149,728	12,461
Canada	58,061	—	115,776	—
Australia	63,359	—	118,140	—

Total	$963,347	$415,930	$2,003,374	$890,657

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$7,368	$14,701	$25,666	$32,976
Europe	(9,602)	(1,655)	(15,264)	(3,156)
Canada	2,547	—	4,726	—
Australia	5,040	—	9,012	—

Total	$5,353	$13,046	$24,140	$29,820

The Canada and Australia segments have a longer history of operations than the Europe segment and their older store base generates more operating earnings than Europe. As stores in Europe mature, the Company expects operating profit to increase. Because the segment results for the 13 and 26 weeks ended July 30, 2005 only consisted of the results of the Company’s international operations in Ireland and the United Kingdom, management does not believe that a comparison of the international segment results for the 13 and 26 weeks ended July 29, 2006 would be meaningful.

  13 weeks ended July 29, 2006 compared with the 13 weeks ended July 30, 2005

Sales increased by $547.4 million, or 131.6%, from $415.9 million in the 13 weeks ended July 30, 2005 to $963.3 million in the 13 weeks ended July 29, 2006. The increase in sales was attributable to the addition of the EB stores’ sales of approximately $446.5 million, non-comparable store sales of approximately $92.9 million from the 438 stores opened since April 30, 2005 and an increase in comparable store sales at Historical GameStop stores. On a pro forma basis, comparable store sales increased 3.9% for the second quarter of fiscal 2006. The increase in pro forma comparable store sales was driven by strong new video game hardware and related software sales fueled by the new Nintendo DS Lite handheld system and the availability of Microsoft’s Xbox 360 console and software. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. Pro forma comparable store sales include the comparable store sales of Historical GameStop stores and EB stores.

New video game hardware sales increased $105.9 million, or 205.2%, from the 13 weeks ended July 30, 2005 to the 13 weeks ended July 29, 2006, primarily due to the merger and strong sales of the new Nintendo DS Lite handheld system and increased sales of Microsoft Xbox 360 consoles. New video game software sales for the quarter also increased $190.9, or 136.6% primarily due to the merger, the increase in store count and strong new title releases. Used video game product sales grew due to the merger and an increase in store count, with an increase in sales of $155.5 million, or 101.5%, from the 13 weeks ended July 30, 2005 to the 13 weeks ended July 29, 2006. Sales of other product categories grew 133.4%, or $95.1 million, from the 13 weeks ended July 30, 2005 to the 13 weeks ended July 29, 2006, due to the merger and the increase in store count.

Cost of sales increased by $376.3 million, or 130.8%, from $287.8 million in the 13 weeks ended July 30, 2005 to $664.1 million in the 13 weeks ended July 29, 2006 as a result of the merger, new store openings and the changes in gross profit discussed below.

Gross profit increased by $171.1 million, or 133.5%, from $128.2 million in the 13 weeks ended July 30, 2005 to $299.3 million in the 13 weeks ended July 29, 2006. Gross profit as a percentage of sales increased from 30.8% from the 13 weeks ended July 30, 2005 to 31.1% in the 13 weeks ended July 29, 2006. The gross profit percentage increase was caused by efforts to improve margins and minimize freight costs. Gross profit as a percentage of sales on new video game hardware and new video game software increased from 4.8% and 20.7%, respectively, in the prior year quarter to 8.9% and 22.0% of sales, respectively, this quarter due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 46.2% in the 13 weeks ended July 30, 2005 to 49.9% in the 13 weeks ended July 29, 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category.

The Company expects gross profit as a percentage of sales in the fourth quarter of fiscal 2006 to be impacted by the worldwide launches of the Sony PlayStation 3 and Nintendo Wii hardware platforms.

Selling, general and administrative expenses increased by $135.0 million, or 129.4%, from $104.3 million in the 13 weeks ended July 30, 2005 to $239.3 million in the 13 weeks ended July 29, 2006. This increase was primarily attributable to the merger, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 25.1% in the 13 weeks ended July 30, 2005 to 24.8% in the 13 weeks ended July 29, 2006. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to synergies obtained from the merger including the shut-down of EB’s corporate headquarters and distribution center.

Depreciation and amortization expense increased from $10.7 million for the 13 weeks ended July 30, 2005 to $26.3 million in the 13 weeks ended July 29, 2006. This increase of $15.6 million was primarily due to the merger, capital expenditures for new stores and the Company’s new corporate headquarters and distribution facility.

Beginning January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $5.4 million in stock-based compensation expense for the 13 weeks ended July 29, 2006. In accordance with SFAS 123(R), prior periods have not been restated. As of July 29, 2006, the unrecognized compensation expense related to the unvested portion of our stock-based awards was $40.6 million which is expected to be recognized over a weighted average period of 1.2 years. The Company expects to incur stock-based compensation expense of $10.6 million in the remainder of fiscal 2006.

The Company’s results of operations for the 13 weeks ended July 29, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $2.6 million considered in operating earnings. The $2.6 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB. The Company expects to incur additional costs in fiscal 2006 to complete the integration of the operations of Historical GameStop and EB.

Interest income resulting from the investment of excess cash balances increased from $0.5 million in the 13 weeks ended July 30, 2005 to $1.5 million in the 13 weeks ended July 29, 2006 due to interest income earned on invested assets. Interest expense increased from $0.6 million in the 13 weeks ended July 30, 2005 to $21.7 million in the 13 weeks ended July 29, 2006 primarily due to the interest incurred on the $650 million Senior Notes and the $300 million Senior Floating Rate Notes. Debt extinguishment expense of $0.2 million was incurred in the 13 weeks ended July 29, 2006 for the loss associated with the repurchase of $6.9 million of Senior Notes.

Tax expense for the 13 weeks ended July 30, 2005 and the 13 weeks ended July 29, 2006 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense decreased from $5.1 million for the 13 weeks ended July 30, 2005 to $2.2 million in the 13 weeks ended July 29, 2006.

The factors described above led to an increase in operating earnings of $12.6 million, or 95.5%, from $13.2 million in the 13 weeks ended July 30, 2005 to $25.8 million in the 13 weeks ended July 29, 2006, and a decrease in net earnings of $4.7 million, or 59.5%, from $7.9 million in the 13 weeks ended July 30, 2005 to $3.2 million in the 13 weeks ended July 29, 2006.

26	weeks ended July 29, 2006 compared with the 26 weeks ended July 30, 2005

Sales increased by $1,112.7 million, or 124.9%, from $890.7 million in the 26 weeks ended July 30, 2005 to $2,003.4 million in the 26 weeks ended July 29, 2006. Of the increase in sales, approximately $940.2 million was attributable to the new stores acquired through the merger and non-comparable store sales from the 533 stores opened since January 29, 2005 of approximately $165.6 million. Historical GameStop comparable store sales also added to the increase in sales for the 26 week period ended July 29, 2006 over the prior year. The comparable store sales increase was 0.1% on a pro forma basis for the first half of fiscal 2006 compared to fiscal 2005. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.

New video game hardware sales increased $192.5 million, or 153.1%, from the 26 weeks ended July 30, 2005 to the 26 weeks ended July 29, 2006, primarily due to the merger and new hardware platforms such as the Microsoft Xbox 360 and Nintendo DS Lite. New video game software sales also increased $413.7 million, or 128.0%, from the 26 weeks ended July 30, 2005 to the 26 weeks ended July 29, 2006, primarily due to the merger and to a strong lineup of new video game titles. Used video game product sales grew due to the merger and the increase in store count with an increase in sales of $295.5 million, or 102.4%, from the 26 weeks ended July 30, 2005 to the 26 weeks ended July 29, 2006. Sales of other product categories grew 137.8%, or $211 million, from the 26 weeks ended July 30, 2005 to the 26 weeks ended July 29, 2006, primarily due to the merger and new store openings.

Cost of sales increased by $765.6 million, or 120.3%, from $636.5 million in the 26 weeks ended July 30, 2005 to $1,402.1 million in the 26 weeks ended July 29, 2006 primarily as a result of the merger and changes in gross profit discussed below.

Gross profit increased by $347.1 million, or 136.5%, from $254.2 million in the 26 weeks ended July 30, 2005 to $601.3 million in the 26 weeks ended July 29, 2006. Gross profit as a percentage of sales increased from 28.5% in the 26 weeks ended July 30, 2005 to 30.0% in the 26 weeks ended July 29, 2006. The gross profit percentage increase was caused by efforts to improve margins and minimize freight costs. Gross profit as a percentage of sales on new video game hardware and new video game software increased from 3.8% and 19.4%, respectively in the 26 weeks ended July 30, 2005 to 8.5% and 21.0% of sales, respectively, for the 26 weeks ended July 29, 2006 due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 46.3% in the 26 weeks ended July 30, 2005 to 50.5% in the 26 weeks ended July 29, 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category. Gross profit as a percentage of sales on other products remained comparable between periods.

Selling, general and administrative expenses increased by $267.4 million, or 131.5%, from $203.3 million in the 26 weeks ended July 30, 2005 to $470.7 million in the 26 weeks ended July 29, 2006. This increase was primarily attributable to the merger, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 22.8% in the 26 weeks ended July 30, 2005 to 23.5% in the 26 weeks ended July 29, 2006. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the costs associated with the continued rollout of new stores and the effect these stores have on leveraging of selling, general and administrative expenses and the duplicate costs incurred during the shut-down of EB’s corporate headquarters and distribution center.

Depreciation and amortization expense increased from $20.8 million for the 26 weeks ended July 30, 2005 to $52.3 million in the 26 weeks ended July 29, 2006. This increase of $31.5 million was primarily due to the merger, capital expenditures for new stores and the Company’s new corporate headquarters and distribution facility.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $10.6 million in stock-based compensation expense for the 26 weeks ended July 29, 2006. In accordance with SFAS 123(R), prior periods have not been restated.

The Company’s results of operations for the 26 weeks ended July 29, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $3.9 million considered in operating earnings. The $3.9 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB. The Company expects to incur additional costs in fiscal 2006 to complete the integration of the operations of Historical GameStop and EB.

Interest income resulting from the investment of excess cash balances increased from $1.1 million in the 26 weeks ended July 30, 2005 to $3.7 million in the 26 weeks ended July 29, 2006 due to interest income earned on invested assets. Interest expense increased from $1.3 million in the 26 weeks ended July 30, 2005 to $43.3 million in the 26 weeks ended July 29, 2006 primarily due to the interest incurred on the $650 million Senior Notes and the $300 million Senior Floating Rate Notes. Debt extinguishment expense of $0.2 million was incurred in the 26 weeks ended July 29, 2006 for the loss associated with the repurchase of $6.9 million of Senior Notes.

Tax expense for the 26 weeks ended July 30, 2005 and the 26 weeks ended July 29, 2006 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense decreased from $11.6 million for the 26 weeks ended July 30, 2005 to $9.3 million in the 26 weeks ended July 29, 2006.

The factors described above led to an increase in operating earnings of $33.9 million, or 113.0%, from $30.0 million in the 26 weeks ended July 30, 2005 to $63.9 million in the 26 weeks ended July 29, 2006, and a decrease in net earnings of $3.3 million, or 18.1%, from $18.2 million in the 26 weeks ended July 30, 2005 to $14.9 million in the 26 weeks ended July 29, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 26 weeks ended July 29, 2006, cash used in operations was $187.4 million, compared to cash used in operations of $46.7 million during the 26 weeks ended July 30, 2005. In the 26 weeks ended July 29, 2006, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $227.5 million, which is typical in the first two quarters of a fiscal year as payments are made on purchases from the previous holiday selling season; an increase in prepaid taxes of $60.3 million, due to the tax benefit realized from the exercise of stock options by employees and an increase in prepaid expenses of $21.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year, which were partially offset by a decrease in merchandise inventories of $29.1 million; a decrease in accounts receivable of $10.1 million, net income of $14.9 million, depreciation and amortization of $52.4 million and stock-based compensation expense of $10.6 million.

In the 26 weeks ended July 30, 2005, cash used in operations was primarily due to an increase in merchandise inventories of $41.1 million, a decrease in accounts payable and accrued liabilities of $31.9 million and an increase in prepaid taxes of $9.5 million, which were offset by net income of $18.2 million and depreciation and amortization of $21.0 million. The decrease in accounts payable and accrued liabilities in the 26 weeks ended July 30, 2005 was due to payments made for purchases of merchandise inventories from the previous holiday selling season. The increase in merchandise inventories during the 26 weeks ended July 30, 2005 was due to the replenishment of hardware levels that were depleted in the fourth quarter of the previous year and the launch of the PSP.

Cash used in investing activities was $30.0 million and $42.0 million during the 26 weeks ended July 29, 2006 and July 30, 2005, respectively. During the 26 weeks ended July 29, 2006, $49.3 million of capital expenditures was primarily used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop, to open new stores in the United States and for international expansion. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the merger. During the 26 weeks ended July 30, 2005, approximately $8.3 million of our capital expenditures was used to equip and improve our new corporate headquarters and distribution center facility in Grapevine, Texas, and the remaining $33.7 million was used to open new stores, remodel existing stores and invest in information systems.

Cash flows provided by financing activities was $34.7 million and $16.9 million during the 26 weeks ended July 29, 2006 and July 30, 2005, respectively. The increase in financing cash flows for the 26 weeks ended July 29, 2006 was primarily due to the realization of tax benefits and the issuance of shares in each case relating to employee stock option exercises. These items were offset by the payoff of the $9.2 million mortgage associated with the Pennsylvania distribution center sold in June 2006 and the use of approximately $7 million to repurchase Senior Notes.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 171 stores in the 26 weeks ended July 30, 2005 compared to 156 stores in the 26 weeks ended July 29, 2006 and expect to open approximately 230 stores for the remainder of 2006. Projected capital expenditures for fiscal 2006 are approximately $110.0 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of the integration of the operations of EB and Historical GameStop.

In October 2005, in connection with the merger, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of July 29, 2006, the applicable margin was 0.00% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

As of July 29, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $3.3 million.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of July 29, 2006 was 9.38313% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of July 29, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement required the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with substantially the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company commenced an exchange offer to exchange the Notes for the New Notes. The exchange offer was completed during June 2006 with 100% participation.

The Senior Notes were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of July 29, 2006, the unamortized original issue discount was $7.7 million.

In May 2006, the Company announced that its Board of Directors has authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of July 29, 2006, the Company had repurchased $6.9 million of its Senior Notes and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $0.2 million.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74.0 million in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Payments of $37.5 million and $12.2 million were made in January 2005 and October 2005, respectively, as required by the promissory note, which also requires payments of $12.2 million due in each of October 2006 and October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9.5 million mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. Interest is fixed at a rate of 5.4% per annum. On June 15, 2006, the outstanding principal balance under the mortgage of approximately $9.2 million was paid in full in conjunction with the sale of the distribution facility.

Based on our current operating plans, we believe that cash generated from our operating activities and available cash balances will be sufficient to fund our operations, required payments on the Notes and the note payable to Barnes & Noble, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective February 4, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption and should be presented separately. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The implementation of FIN 48 is not expected to have an impact on the Company’s financial position or future results of operations.

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	our ability to successfully manage the combined operations of the Company;

•	the cost savings and other synergies from the merger may not be fully realized or may take longer to realize than expected; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the floating rate notes would result in a change in the annual interest expense of $2.8 million. The effective rate on the floating rate notes was 9.38313% on July 29, 2006. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The merger significantly increases our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, EB routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the merger.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at July 29, 2006 was a loss of $10.3 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate at July 29, 2006 would result in a (loss) or gain in value of the forwards and swaps of ($10.7) million or $8.8 million, respectively. The Company had no Foreign Currency Contracts prior to October 8, 2005.

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

(b) Changes in Internal Controls

The Company completed the merger with EB on October 8, 2005. EB operated on different information technology systems from the Company. As part of the development of integration plans, the Company identified those systems operated by EB to be replaced by the Company’s information technology systems. The Company recently completed the implementation of those information technology systems at EB and is currently integrating its internal control processes at EB. Other than the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs are seeking to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company has responded to the complaint by filing a motion to dismiss, transfer or stay the case based on the pendency of a prior action. The motion has been briefed by the parties and awaits the court’s decision. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

GameStop Corp.’s (the “Company”) Annual Meeting of Stockholders was held on June 27, 2006. At the close of business on the record date for the meeting (which was May 5, 2006), there were 45,051,318 shares of Class A common stock and 29,901,662 shares of Class B common stock outstanding and entitled to vote at the meeting as one class. Holders of 36,030,214 shares of Class A common stock (with one vote per share) and 25,646,267 shares of Class B common stock (with ten votes per share) were present at the meeting, either in person or by proxy.

The Company’s stockholders adopted the Amended and Restated GameStop Corp. Supplemental Compensation Plan which increases the maximum cash bonus payable to any participating executive officer with respect to any fiscal year from $1,500,000 to $2,500,000 by the following vote:

In Favor	Against	Abstained

286,809,570	5,256,107	427,207

The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

Daniel A. DeMatteo	290,228,964	2,263,920
Michael N. Rosen	286,569,760	5,923,124
Edward A. Volkwein	291,787,181	705,703

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: R. Richard Fontaine, Jerome L. Davis, James J. Kim, Leonard Riggio, Stephanie M. Shern, Stanley (Mickey) Steinberg, Gerald R. Szczepanski and Lawrence S. Zilavy.

The Company’s stockholders also ratified the appointment of BDO Seidman, LLP as the registered independent public accounting firm of the Company for the fiscal year ending February 3, 2007 by the following vote:

In Favor	Against	Abstained

292,033,865	353,698	105,321

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.)(9)
4.1	Indenture, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Amended and Restated Supplemental Compensation Plan.
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a Gamestop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent. (9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)

Exhibit
Number	Description

10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(11)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 5, 2006

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 5, 2006

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation of GameStop Corp. (f/k/a GSC Holdings Corp.)(9)
4.1	Indenture, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GSC Holdings Corp., GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp.(f/k/a GameStop Corp.)(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble and GameStop Holdings Corp. (f/k/a GameStop Corp.)(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Amended and Restated Supplemental Compensation Plan.
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a Gamestop Corp.), B&N Gamestop Holding Corp. and Barnes & Noble.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a Gamestop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement dated October 11, 2005.(9)
10.15	Patent and Trademark Security Agreement dated as of October 11, 2005.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)

Exhibit
Number	Description

10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent, dated as of October 11, 2005.(9)
10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp.(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Corp. and Daniel A. DeMatteo.(11)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15(d)-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to the Registrant’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002 (No. 333-68294).

(2)	Incorporated by reference to the Registrant’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002 (No. 333-68294).

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Registration Statement on Form S-4 of GameStop Corp. (f/k/a GSC Holdings Corp.) filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.