Form 10-Q
period 2006-10-28
GameStop Corp.
filed 2006-12-05
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2006
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

Number of shares of $.001 par value Class A Common Stock outstanding as of November 28, 2006: 45,938,071

Number of shares of $.001 par value Class B Common Stock outstanding as of November 28, 2006: 29,901,662

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 28,	October 29,	January 28,
	2006	2005	2006
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$180,948	$81,031	$401,593
Receivables, net	32,841	34,662	38,738
Merchandise inventories	844,979	746,563	603,178
Prepaid expenses and other current assets	33,346	35,953	16,339
Prepaid taxes	68,307	48,929	19,135
Deferred taxes	48,391	38,622	42,282

Total current assets	1,208,812	985,760	1,121,265

Property and equipment:
Land	10,106	10,008	10,257
Buildings and leasehold improvements	291,692	252,243	262,908
Fixtures and equipment	394,712	325,387	343,897

	696,510	587,638	617,062
Less accumulated depreciation and amortization	257,981	162,141	184,937

Net property and equipment	438,529	425,497	432,125

Goodwill, net	1,395,824	1,440,939	1,392,352
Assets held for sale	—	19,190	19,297
Deferred financing fees	15,597	20,063	18,561
Other noncurrent assets	28,008	34,383	31,519

Total other assets	1,439,429	1,514,575	1,461,729

Total assets	$3,086,770	$2,925,832	$3,015,119

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$605,773	$519,972	$543,288
Accrued liabilities	308,125	297,799	331,859
Notes payable, current portion	12,240	12,936	12,527

Total current liabilities	926,138	830,707	887,674

Deferred taxes	11,300	69,491	12,938
Senior notes payable, long-term portion, net	606,592	641,557	641,788
Senior floating rate notes payable, long-term portion	270,000	300,000	300,000
Notes payable, long-term portion	412	22,171	21,675
Deferred rent and other long-term liabilities	38,756	42,458	36,331

Total long-term liabilities	927,060	1,075,677	1,012,732

Total liabilities	1,853,198	1,906,384	1,900,406

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 45,908, 42,404 and 42,895 shares issued and outstanding, respectively	46	42	43
Class B common stock — $.001 par value; authorized 100,000 shares; 29,902 shares issued and outstanding	30	30	30
Additional paid-in-capital	1,006,811	911,886	921,349
Accumulated other comprehensive income	5,833	100	886
Retained earnings	220,852	107,390	192,405

Total stockholders’ equity	1,233,572	1,019,448	1,114,713

Total liabilities and stockholders’ equity	$3,086,770	$2,925,832	$3,015,119

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,011,560	$534,212	$3,014,934	$1,424,869
Cost of sales	695,904	357,492	2,097,980	993,957

Gross profit	315,656	176,720	916,954	430,912
Selling, general and administrative expenses	235,389	136,072	706,110	339,369
Depreciation and amortization	27,281	19,224	79,541	40,072
Stock-based compensation	5,156	—	15,706	—
Merger-related expenses	2,890	11,329	6,788	11,329

Operating earnings	44,940	10,095	108,809	40,142
Interest income	(1,673)	(2,825)	(5,402)	(3,907)
Interest expense	21,321	9,255	64,588	10,564
Merger-related interest expense	—	7,518	—	7,518
Debt extinguishment expense	3,371	—	3,562	—

Earnings (loss) before income tax expense (benefit)	21,921	(3,853)	46,061	25,967
Income tax expense (benefit)	8,352	(1,393)	17,614	10,198

Net earnings (loss)	$13,569	$(2,460)	$28,447	$15,769

Net earnings (loss) per Class A and Class B common share-basic	$0.18	$(0.04)	$0.38	$0.30

Weighted average shares of common stock-basic	75,393	56,630	74,619	53,092

Net earnings (loss) per Class A and Class B common share-diluted	$0.17	$(0.04)	$0.36	$0.27

Weighted average shares of common stock-diluted	79,291	56,630	78,864	57,519

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

						Accumulated
					Additional	Other
	Common Stock				Paid-in	Comprehensive	Retained
	Shares	Class A	Shares	Class B	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 28, 2006	42,895	$43	29,902	$30	$921,349	$886	$192,405	$1,114,713
Comprehensive income:
Net earnings for the 39 weeks ended October 28, 2006	—	—	—	—	—	—	28,447
Foreign currency translation	—	—	—	—	—	4,947	—
Total comprehensive income								33,394
Stock-based compensation	—	—	—	—	15,706	—	—	15,706
Exercise of employee stock options (including tax benefit of $40,369)	3,013	3	—	—	69,756	—	—	69,759

Balance at October 28, 2006	45,908	$46	29,902	$30	$1,006,811	$5,833	$220,852	$1,233,572

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 28,	October 29,
	2006	2005
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$28,447	$15,769
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	79,743	40,286
Amortization of loan costs	2,386	808
Amortization of original issue discount on senior notes	706	85
Stock-based compensation expense	15,706	—
Deferred taxes	(6,492)	(389)
Loss on disposal and impairment of property and equipment	1,964	9,154
Increase in deferred rent and other long-term liabilities for scheduled rent increases in long-term leases	4,984	2,674
Increase in liability to landlords for tenant allowances, net	1,066	578
Other	(193)	(412)
Changes in operating assets and liabilities, net
Receivables, net	4,293	(5,805)
Merchandise inventories	(241,801)	(209,948)
Prepaid expenses and other current assets	(17,007)	(129)
Prepaid taxes	(8,803)	(11,133)
Tax benefit realized from exercise of stock options by employees	(40,369)	(6,627)
Accounts payable and accrued liabilities	37,105	97,792

Net cash flows used in operating activities	(138,265)	(67,297)

Cash flows from investing activities:
Purchase of property and equipment	(84,423)	(71,371)
Merger with Electronics Boutique (net of cash acquired)	—	(886,117)
Sale of assets held for sale	19,297	—

Net cash flows used in investing activities	(65,126)	(957,488)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger (net of discount)	—	641,472
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	—	300,000
Issuance of shares relating to employee stock options	29,390	17,364
Repurchase of notes payable	(65,902)	—
Repayment of long-term debt	(21,550)	(12,225)
Tax benefit realized from exercise of stock options by employees	40,369	6,627
Net increase in other noncurrent assets and deferred financing fees	282	(18,263)

Net cash flows provided by (used in) financing activities	(17,411)	934,975

Exchange rate effect on cash and cash equivalents	157	(151)

Net decrease in cash and cash equivalents	(220,645)	(89,961)
Cash and cash equivalents at beginning of period	401,593	170,992

Cash and cash equivalents at end of period	$180,948	$81,031

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

The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. The accompanying condensed consolidated statements of operations for the 13-week and 39-week periods ended October 28, 2006 include the results of operations of Historical GameStop and EB, whereas the 13-week and 39-week periods ended October 29, 2005 include the results of operations of Historical GameStop and only the 3 weeks of operations of EB after the merger date. The accompanying condensed consolidated statements of cash flows for the 39-week period ended October 28, 2006 include the results of operations of Historical GameStop and EB, whereas the 39-week period ended October 29, 2005 include the results of operations of Historical GameStop and 3 weeks of operations of EB. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 28, 2006 are not necessarily indicative of the results to be expected for the 53 weeks ending February 3, 2007 (“fiscal 2006”).

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

The purchase price was preliminarily allocated based on estimated fair values as of the acquisition date. The estimated fair values and useful lives of the intangible assets acquired have been supported by third party valuation. Our integration plans have been finalized and a final determination of required purchase accounting adjustments has been completed. The following represents the final allocation of the purchase price (table in thousands):

October 8,
2005

Current assets	$539,860
Property, plant & equipment	229,256
Goodwill	1,074,937
Intangible assets:
Point-of-sale software	3,150
Non-compete agreements	282
Leasehold interests	17,299

Total intangible assets	20,731
Other long-term assets	38,995
Current liabilities	(420,202)
Long-term liabilities	(39,621)

Total purchase price	$1,443,956

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unaudited pro forma financial information assuming the merger had occurred on the first day of fiscal 2005. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. Management expects to realize operating synergies from reduced costs in logistics, marketing, and administration. The pro forma information does not reflect these potential synergies:

	13 Weeks Ended	39 Weeks Ended
	October 29,	October 29,
	2005	2005
	(In thousands, except per share data) (Unaudited)

Sales	$884,903	$2,726,976
Cost of sales	606,230	1,929,132

Gross profit	278,673	797,844
Selling, general and administrative expenses	233,064	670,793
Depreciation and amortization	23,156	68,005

Operating earnings	22,453	59,046
Interest expense, net	20,271	59,704

Earnings (loss) before income tax expense (benefit)	2,182	(658)
Income tax expense (benefit)	843	(193)

Net earnings (loss)	$1,339	$(465)

Net earnings (loss) per Class A and Class B common share — basic	$0.02	$(0.01)

Weighted average shares of common stock — basic	72,191	71,764

Net earnings (loss) per Class A and Class B common share — diluted	$0.02	$(0.01)

Weighted average shares of common stock — diluted	77,120	71,764

In connection with the merger, the Company incurred merger-related costs and integration activities which have resulted in involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covered severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which have been closed. Termination of these employees began in October 2005 and was substantially completed in July 2006. The Pennsylvania corporate office and distribution center were owned facilities that were sold in June 2006. These assets were classified in the January 28, 2006 balance sheet as “assets held for sale.”

The liability for lease terminations is associated with stores to be closed. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company intends to close these stores in the next 12 to 15 months. The disposals of property and equipment are related to assets which were either impaired or have been either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remained as accrued until the assets were disposed of and the costs were paid. The disposition of property and equipment is now complete.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and included certain costs associated with integrating the operations of Historical GameStop and EB, including

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

relocation costs. The Company has finalized integration plans and related liabilities and management anticipates completion of all operational integration activities in fiscal 2006. Distribution and information system integration is complete. Rebranding of EB stores to the GameStop name is expected to be completed in the next 18 to 30 months.

The following table represents the activity during the 39 weeks ended October 28, 2006 associated with merger costs and related liabilities included in accrued liabilities:

			Write-Offs
	Balance at	Charged to	and		Balance at
	Beginning of	Acquisition	Non-Cash	Cash	End of
	Period	Costs	Charges	Payments	Period
	(In thousands)
	(Unaudited)

Severance and employee related costs	$12,905	$(2,913)	$(385)	$8,869	$1,508
Lease terminations	10,057	1,346	—	2,679	8,724
Disposal of property and equipment	2,494	—	815	1,679	—
Merger costs and other	2,633	148	976	1,805	—

Total	$28,089	$(1,419)	$1,406	$15,032	$10,232

3.	Accounting for Stock-Based Compensation

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

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123(R) modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the Statement of Cash Flows. For periods after adopting SFAS 123(R) under the modified prospective method, such benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the Statement of Cash Flows.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table illustrates the effect on net earnings and net earnings per Class A and Class B common share as if the Company had applied the fair value recognition provisions of SFAS 123(R) to stock-based employee compensation for the options granted under its plans for the 13 and 39 weeks ended October 29, 2005:

	13 Weeks	39 Weeks
	Ended	Ended
	October 29,	October 29,
	2005	2005
	(In thousands, except
	per share data)

Net earnings (loss) as reported	$(2,460)	$15,769
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,949	5,328

Pro forma net earnings (loss)	$(4,409)	$10,441

Net earnings (loss) per Class A and Class B common share — basic, as reported	$(0.04)	$0.30

Net earnings (loss) per Class A and Class B common share — basic, pro forma	$(0.08)	$0.20

Net earnings (loss) per Class A and Class B common share — diluted, as reported	$(0.04)	$0.27

Net earnings (loss) per Class A and Class B common share — diluted, pro forma	$(0.08)	$0.18

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options granted during the 13 weeks ended October 28, 2006. The options granted during the 13 weeks ended October 29, 2005 and the 39 weeks ended October 28, 2006 and October 29, 2005 were 120, 1,630 and 2,222, respectively, with a weighted-average fair value estimated at $14.36, $16.84 and $8.83, respectively, using the following assumptions:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Volatility	—	54.4%	54.5%	57.3%
Risk-free interest rate	—	4.0%	4.6%	4.2%
Expected life (years)	—	6.0	3.0	6.0
Expected dividend yield	—	0%	0%	0%

The options to purchase Class A common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. As of October 28, 2006, the unrecognized compensation expense related to the unvested portion of our stock options was $25,982 which is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic values of options exercised during the 13 weeks ended October 28, 2006 and October 29, 2005 were $20,142 and $6,485, respectively. The total intrinsic values of options exercised during the 39 weeks ended October 28, 2006 and October 29, 2005 were $109,258 and $17,912, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Changes in the Company’s Class A common stock options outstanding for the 39 weeks ended October 28, 2006 were as follows:

		Weighted Average
	Number of Shares	Exercise Price
	(In thousands)

Balance, January 28, 2006	11,456	$12.31
Granted	1,630	41.37
Exercised	(2,988)	9.77
Forfeited	(288)	33.86

Balance, October 28, 2006	9,810	$17.34

In September 2005, the Company granted 50 shares of restricted stock to non-employee members of its Board of Directors. The shares had a fair market value of $35.88 per share on the grant date and vest in equal installments over two years. In September 2006, 25 shares of the restricted stock vested and were issued. In February 2006, the Company granted 257 shares of restricted stock to non-employee members of its Board of Directors and certain executive officers. The shares had a fair market value of $41.37 per share on the grant date and vest in equal installments over three years. During the 13 and 39 week periods ended October 28, 2006, the Company included expense relating to the grant of these restricted shares in the amount of $1,112 and $3,208, respectively, in stock-based compensation expense in the accompanying condensed consolidated statements of operations. The unrecognized compensation expense for the unvested portion of the restricted shares at October 28, 2006 was $8,889 which is expected to be recognized over a weighted average period of 2.2 years.

Changes in the Company’s restricted stock awards outstanding for the 39 weeks ended October 28, 2006 were as follows:

		Weighted Average
		Grant Date
	Number of Shares	Fair Value
	(In thousands)

Balance, January 28, 2006	50	$35.88
Granted	257	41.37
Issued	(25)	35.88

Balance, October 28, 2006	282	$40.88

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

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands, except per share data)

Net earnings (loss)	$13,569	$(2,460)	$28,447	$15,769

Weighted average common shares outstanding:
Class A	45,491	26,728	44,717	23,190
Class B	29,902	29,902	29,902	29,902

Weighted average common shares outstanding	75,393	56,630	74,619	53,092
Dilutive effect of options on Class A common stock	3,898	—	4,245	4,427

Common shares and dilutive potential common shares	79,291	56,630	78,864	57,519

Net earnings (loss) per Class A and Class B common share:
Basic	$0.18	$(0.04)	$0.38	$0.30

Diluted	$0.17	$(0.04)	$0.36	$0.27

The following table contains information on options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended October 28, 2006	1,524	$41.37	2016
13 Weeks Ended October 29, 2005	12,263	$3.53 - 35.88	Through 2015

5.	Debt

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

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base the Company may repurchase its capital stock, redeem options and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 28, 2006, the applicable margin was 0.00% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

As of October 28, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $3,764.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of October 28, 2006 was 9.24663% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of October 28, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective by the SEC on May 10, 2006 and the Company commenced an exchange offer to exchange the Notes for the New Notes. The exchange offer was completed during June 2006 with 100% participation.

The Senior Notes were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of October 28, 2006, the unamortized original issue discount was $7,076.

In May 2006, the Company announced that its Board of Directors has authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of October 28, 2006, the Company has repurchased $36,332 of its Senior Notes and $30,000 of its Senior Floating Rate Notes and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $3,562.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Principal payments of $37,500, $12,173 and $12,173 were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final principal payment of $12,173 due in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

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

6.	Comprehensive income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands)

Net earnings (loss)	$13,569	$(2,460)	$28,447	$15,769
Other comprehensive income (loss):
Foreign currency translation adjustments	1,060	143	4,947	(467)

Total comprehensive income (loss)	$14,629	$(2,317)	$33,394	$15,302

7.	Income Taxes

The tax provisions for the 13 weeks and 39 weeks ended October 28, 2006 and October 29, 2005 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

The Company operates departments within bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

charges amounted to $193 and $171 for the 13 weeks ended October 28, 2006 and October 29, 2005, respectively, and $591 and $565 for the 39 weeks ended October 28, 2006 and October 29, 2005, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. These charges amounted to $277 and $1,514 for the 13 and 39 weeks ended October 29, 2005, respectively. Although the Company has secured its own insurance coverage, costs have continued to be incurred by Barnes & Noble on insurance claims incurred under its programs prior to June 2005. The costs applicable to insurance claims against Historical GameStop and charged to the Company amounted to $307 and $697 for the 13 and 39 weeks ended October 28, 2006.

In October 2004, the Board of Directors authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 6,107 shares of its Class B common stock at a price equal to $18.26 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s Class A common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, the remaining balance of which is payable in a final installment in October 2007 and bears interest at 5.5% per annum, payable when principal installments are due. Scheduled principal payments of $37,500, $12,173 and $12,173 were made on the promissory note in January 2005, October 2005 and October 2006 along with interest due through each installment date, respectively, as required by the promissory note. Interest expense on the promissory note for the 13 weeks ended October 28, 2006 and October 29, 2005 totaled $286 and $458, respectively. Interest expense on the promissory note for the 39 weeks ended October 28, 2006 and October 29, 2005 totaled $963 and $1,473, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through bn.com. The fee to Barnes & Noble was $34 and $32 for the 13 weeks ended October 28, 2006 and October 29, 2005, respectively, and $129 and $68 for the 39 weeks ended October 28, 2006 and October 29, 2005, respectively.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs sought to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company filed a motion to dismiss, transfer or stay the case based on the pendency of a prior action. After the parties fully briefed the motion but were still awaiting the court’s decision, they negotiated a settlement of the plaintiffs’ individual claims. In November 2006, the court approved the settlement and the case has been dismissed. The settlement will not have a material impact on the Company’s financial position and results of operations.

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

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) for the periods indicated for these products in the product categories which the Company considers to be significant:

	13 Weeks Ended				39 Weeks Ended
	October 28,		October 29,		October 28,		October 29,
	2006		2005		2006		2005
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$150.5	14.9%	$48.4	9.0%	$468.7	15.5%	$174.1	12.2%
New video game software	401.8	39.7%	216.2	40.5%	1,138.8	37.8%	539.4	37.9%
Used video game products	295.4	29.2%	170.2	31.9%	879.5	29.2%	459.4	32.2%
Other	163.9	16.2%	99.4	18.6%	527.9	17.5%	252.0	17.7%

Total	$1,011.6	100.0%	$534.2	100.0%	$3,014.9	100.0%	$1,424.9	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 28,		October 29,		October 28,		October 29,
	2006		2005		2006		2005
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$16.5	11.0%	$5.2	10.7%	$43.5	9.3%	$10.0	5.7%
New video game software	94.0	23.4%	53.8	24.9%	248.7	21.8%	116.3	21.6%
Used video game products	143.9	48.7%	77.2	45.4%	438.9	49.9%	211.3	46.0%
Other	61.3	37.4%	40.5	40.7%	185.9	35.2%	93.3	37.0%

Total	$315.7	31.2%	$176.7	33.1%	$917.0	30.4%	$430.9	30.2%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce web sites under the names gamestop.com and EBgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Segment results for fiscal 2005 only include operations from Canada, Australia and most of Europe from October 8, 2005 through October 29, 2005 due to the merger. Prior to the merger, the Company’s international operations only included Ireland and the United Kingdom which were not material.

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In thousands)
	(Unaudited)

Sales by operating segment are as follows:
United States	$805,585	$483,737	$2,425,315	$1,361,933
Europe	88,326	25,843	238,054	38,304
Canada	65,957	13,199	181,733	13,199
Australia	51,692	11,433	169,832	11,433

Total	$1,011,560	$534,212	$3,014,934	$1,424,869

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$19,360	$(2,885)	$45,026	$30,091
Europe	(5,614)	(1,435)	(20,879)	(4,591)
Canada	4,153	589	8,880	589
Australia	4,022	(122)	13,034	(122)

Total	$21,921	$(3,853)	$46,061	$25,967

The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2005 and there has been no material change in total assets by segment since January 28, 2006.

12.	Supplemental Cash Flow Information

	39 Weeks Ended
	October 28,	October 29,
	2006	2005

Cash paid during the period for:
Interest	$74,758	$1,861

Income taxes	29,234	18,063

Non-cash supplemental information:
Issuance of common shares to EB stockholders	$—	$437,144

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of October 28, 2006, we operated 4,633 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce web sites under the names gamestop.com and EBgames.com and publish Game Informer, the largest circulation multi-platform video game magazine in the United States.

Growth in the video game industry is driven by the introduction of new technology. In October 2000, Sony introduced PlayStation 2. Microsoft introduced Xbox and Nintendo introduced GameCube in November 2001. Nintendo introduced the Nintendo DS in November 2004. Sony introduced PlayStation Portable (“Sony PSP”) in March 2005. Microsoft introduced Xbox 360 in November 2005. Nintendo introduced the DS Lite handheld system in June 2006. As is typical following the introduction of new video game platforms, sales of new video game hardware generally increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of these hardware platforms and sales of related software and accessories will increase in the future. The Company expects gross profit as a percentage of sales in the fourth quarter of fiscal 2006 to be impacted by the North American launches of the Sony PlayStation 3 and Nintendo Wii hardware platforms.

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced merger pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the merger, Historical GameStop and EB became wholly-owned subsidiaries of the Company, a Delaware corporation formed for the purpose of consummating the business combination (the “merger”). The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company, the registrant. As a result of the merger, the Company’s operating results for the 13 weeks and 39 weeks ended October 28, 2006 include the consolidated results of EB and Historical GameStop. For the 13 weeks and 39 weeks ended October 29, 2005, the Company’s operating results include 13 and 39 weeks, respectively, of Historical GameStop’s results and 3 weeks of EB’s results. Management expects sales, sales mix, cost of sales, gross profit, selling general and administrative expenses, depreciation and amortization, interest expense and income tax expense in fiscal 2006 to be significantly impacted by including the operations of EB.

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

Merger-Related Costs.  In connection with the merger, the Company incurred merger-related costs and integration activities which have resulted in involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covered severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center which have been closed. Termination of these employees began in October 2005 and was substantially completed in July 2006. The Pennsylvania corporate office and distribution center were owned facilities that were sold in June 2006. These assets were classified in the January 28, 2006 balance sheet as “assets held for sale.”

The liability for lease terminations is associated with stores to be closed. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years with the last of such leases expiring in 2015. The Company intends to close these stores in the next 12 to 15 months. The disposals of property and equipment are related to assets which were either impaired or have been either abandoned or disposed of due to the merger. Certain costs associated with the disposition of these assets remained as accrued until the assets were disposed of and the costs were paid. The disposition of property and equipment is now complete.

Merger-related costs include professional fees, financing costs and other costs associated with the merger and included certain costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company has finalized integration plans and related liabilities and management anticipates completion of all operational integration activities in fiscal 2006. Distribution and information system integration is complete. Rebranding of EB stores to the GameStop name is expected to be completed in the next 18 to 30 months. Note 2 of “Notes to Condensed Consolidated Financial Statements” provides additional information on the merger costs and related liabilities.

Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	66.9	69.6	69.8

Gross profit	31.2	33.1	30.4	30.2
Selling, general and administrative expenses	23.3	25.5	23.4	23.8
Depreciation and amortization	2.7	3.6	2.7	2.8
Stock-based compensation	0.5	—	0.5	—
Merger-related expenses	0.3	2.1	0.2	0.8

Operating earnings	4.4	1.9	3.6	2.8
Interest expense, net	1.9	1.2	2.0	0.5
Merger-related financing costs	—	1.4	—	0.5
Debt extinguishment expense	0.3	—	0.1	—

Earnings (loss) before income tax expense (benefit)	2.2	(0.7)	1.5	1.8
Income tax expense (benefit)	0.9	(0.2)	0.6	0.7

Net earnings (loss)	1.3%	(0.5)%	0.9%	1.1%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended October 28, 2006 and October 29, 2005, these purchasing, receiving and distribution costs amounted to $5.1 million and $4.7 million, respectively. For the 39 weeks ended October 28, 2006 and October 29, 2005, these purchasing, receiving and distribution costs amounted to $15.7 million and $9.1 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended October 28, 2006 and October 29, 2005, these processing fees amounted to $7.3 million and $3.7 million, respectively. For the 39 weeks ended October 28, 2006 and October 29, 2005, these processing fees amounted to $20.8 million and $9.4 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2% and 0.2% for the 13 and 39 weeks ended October 28, 2006, respectively. For the 13 weeks ended October 29, 2005, the net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2%. The effect of these classifications on the 39 week period ended October 29, 2005 was not material.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$150.5	14.9%	$48.4	9.0%	$468.7	15.5%	$174.1	12.2%
New video game software	401.8	39.7%	216.2	40.5%	1,138.8	37.8%	539.4	37.9%
Used video game products	295.4	29.2%	170.2	31.9%	879.5	29.2%	459.4	32.2%
Other	163.9	16.2%	99.4	18.6%	527.9	17.5%	252.0	17.7%

Total	$1,011.6	100.0%	$534.2	100.0%	$3,014.9	100.0%	$1,424.9	100.0%

Other products include PC entertainment and other software and accessories, magazines and character — related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 28, 2006		October 29, 2005		October 28, 2006		October 29, 2005
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$16.5	11.0%	$5.2	10.7%	$43.5	9.3%	$10.0	5.7%
New video game software	94.0	23.4%	53.8	24.9%	248.7	21.8%	116.3	21.6%
Used video game products	143.9	48.7%	77.2	45.4%	438.9	49.9%	211.3	46.0%
Other	61.3	37.4%	40.5	40.7%	185.9	35.2%	93.3	37.0%

Total	$315.7	31.2%	$176.7	33.1%	$917.0	30.4%	$430.9	30.2%

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

	13 Weeks Ended		39 Weeks Ended
	October 28,	October 29,	October 28,	October 29,
	2006	2005	2006	2005
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$805.6	$483.7	$2,425.3	$1,362.0
Europe	88.3	25.9	238.1	38.3
Canada	66.0	13.2	181.7	13.2
Australia	51.7	11.4	169.8	11.4

Total	$1,011.6	$534.2	$3,014.9	$1,424.9

Earnings (loss) before income tax expense (benefit) by operating segment are as follows:
United States	$19.4	$(2.9)	$45.0	$30.1
Europe	(5.6)	(1.4)	(20.8)	(4.6)
Canada	4.1	0.6	8.9	0.6
Australia	4.0	(0.1)	13.0	(0.1)

Total	$21.9	$(3.8)	$46.1	$26.0

The Canada and Australia segments have a longer history of operations than the Europe segment and their older store base generates more operating earnings than Europe. As stores in Europe mature, the Company expects operating profit to increase. The segment results for the 13 and 39 weeks ended October 29, 2005 only include operations from Canada, Australia and most of Europe from October 8, 2005 through October 29, 2005 due to the merger. Prior to the merger, the Company’s international operations only included Ireland and the United Kingdom. As a result, management does not believe that a comparison of the international segment results for the 13 and 39 weeks ended October 28, 2006 would be meaningful.

13 weeks ended October 28, 2006 compared with the 13 weeks ended October 29, 2005

Sales increased by $477.4 million, or 89.4%, from $534.2 million in the 13 weeks ended October 29, 2005 to $1,011.6 million in the 13 weeks ended October 28, 2006. The increase in sales was attributable to approximately $395.1 million due to 13 weeks of EB stores’ sales in the 13 weeks ended October 28, 2006 compared to only 3 weeks in the 13 weeks ended October 29, 2005, non-comparable store sales of approximately $44.9 million from the 443 stores opened since July 30, 2005 with the remaining increase due primarily to an increase in comparable store sales. On a pro forma basis, comparable store sales increased 8.8% for the third quarter of fiscal 2006. The increase in pro forma comparable store sales was driven by strong new video game hardware and related software sales fueled by the new Nintendo DS Lite handheld system and the availability of Microsoft’s Xbox 360 console and software. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. Pro forma comparable store sales include the comparable store sales of Historical GameStop stores and EB stores.

New video game hardware sales increased $102.1 million, or 211.0%, from the 13 weeks ended October 29, 2005 to the 13 weeks ended October 28, 2006, primarily due to the merger and the launches of the Nintendo DS Lite handheld system and the Microsoft Xbox 360. New video game software sales for the quarter also increased $185.6, or 85.8% primarily due to the merger, the increase in store count and strong new title releases. Used video game product sales grew due to the merger and an increase in store count, with an increase in sales of $125.2 million, or 73.6%, from the 13 weeks ended October 29, 2005 to the 13 weeks ended October 28, 2006. Sales of other product categories grew 64.9%, or $64.5 million, from the 13 weeks ended October 29, 2005 to the 13 weeks ended October 28, 2006, due to the merger and the increase in store count.

Cost of sales increased by $338.4 million, or 94.7%, from $357.5 million in the 13 weeks ended October 29, 2005 to $695.9 million in the 13 weeks ended October 28, 2006 as a result of the merger, new store openings and the changes in gross profit discussed below.

Gross profit increased by $139.0 million, or 78.7%, from $176.7 million in the 13 weeks ended October 29, 2005 to $315.7 million in the 13 weeks ended October 28, 2006. Gross profit as a percentage of sales decreased from 33.1% from the 13 weeks ended October 29, 2005 to 31.2% in the 13 weeks ended October 28, 2006 due to a shift in sales mix to lower margin new video game hardware from the other product categories which have higher margins. This shift in sales mix was caused by the launch of the Microsoft Xbox 360 and the Nintendo DS Lite. The gross profit percentage decrease was also impacted by a reduction in the level of vendor allowances as a percentage of sales due to the abnormally high level of vendor allowances obtained by Historical GameStop in the 13 weeks ended October 29, 2005 as vendors began to shift the allowances from EB to Historical GameStop in anticipation of the merger. The impact of the shift in sales mix and the decrease in vendor allowances was offset by efforts to improve margins and minimize freight costs. Gross profit as a percentage of sales on new video game software decreased from 24.9% in the prior year quarter to 23.4% of sales this quarter due to the decrease in vendor allowances as a percentage of sales as described above. Gross profit as a percentage of sales on other products decreased from 40.7% in the prior year quarter to 37.4% of sales this quarter due also to the decrease in vendor allowances as a percentage of sales as described above. Gross profit as a percentage of sales on new video game hardware increased slightly from 10.7% in the prior year quarter to 11.0% of sales this quarter as efforts to improve margins and minimize freight costs offset the impact of the decrease in vendor allowances. Gross profit as a percentage of sales on used video game products increased from 45.4% in the 13 weeks ended October 29, 2005 to 48.7% in the 13 weeks ended October 28, 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category.

Selling, general and administrative expenses increased by $99.3 million, or 73.0%, from $136.1 million in the 13 weeks ended October 29, 2005 to $235.4 million in the 13 weeks ended October 28, 2006. This increase was primarily attributable to the merger, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 25.5% in the 13 weeks ended October 29, 2005 to 23.3% in the 13 weeks ended October 28, 2006. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to synergies obtained from the merger, including the shut-down of EB’s corporate headquarters and distribution center.

Depreciation and amortization expense increased from $19.2 million for the 13 weeks ended October 29, 2005 to $27.3 million in the 13 weeks ended October 28, 2006. This increase of $8.1 million was primarily due to the merger, capital expenditures for new stores and the Company’s new corporate headquarters and distribution facility.

Beginning January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $5.2 million in stock-based compensation expense for the 13 weeks ended October 28, 2006. In accordance with SFAS 123(R), prior periods have not been restated. As of October 28, 2006, the unrecognized compensation expense related to the unvested portion of our stock-based awards was $34.9 million which is expected to be recognized over a weighted average period of 1.1 years. The Company expects to incur stock-based compensation expense of $5.2 million in the remainder of fiscal 2006.

The Company’s results of operations for the 13 weeks ended October 29, 2005 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $11.3 million considered in operating earnings and $7.5 million included in interest expenses. The $11.3 million included $9.6 million in one-time charges associated with assets of the Company considered to be impaired as a result of the merger and $1.1 million in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the merger included in interest expense include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the merger. The Company’s results of operations for the 13 weeks ended October 28, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which include $2.9 million considered in operating earnings for costs associated with integrating the operations of Historical GameStop and EB. The Company does not anticipate incurring any additional merger-related expenses in the remainder of fiscal 2006.

Interest income resulting from the investment of excess cash balances decreased from $2.8 million in the 13 weeks ended October 29, 2005 to $1.7 million in the 13 weeks ended October 28, 2006 primarily due to the previous year investment of approximately $940 million of debt proceeds for a short period prior to the merger close and the current year use of excess cash to repurchase debt. Interest expense increased from $9.3 million in the 13 weeks ended October 29, 2005 to $21.3 million in the 13 weeks ended October 28, 2006 primarily due to both the Senior Notes and Senior Floating Rate Notes having been outstanding for only 4 weeks during the comparable 13-week period last year and higher interest rates in effect in the 13 weeks ended October 28, 2006 for the Senior Floating Rate Notes. Debt extinguishment expense of $3.4 million was incurred in the 13 weeks ended October 28, 2006 for the loss associated with the repurchase of $29.4 million of Senior Notes and $30.0 million of Senior Floating Rate Notes.

Tax expense (benefit) for the 13 weeks ended October 29, 2005 and the 13 weeks ended October 28, 2006 was based upon management’s estimate of the Company’s annualized effective tax rate. Income taxes increased from a $1.4 million tax benefit for the 13 weeks ended October 29, 2005 to $8.4 million in tax expense in the 13 weeks ended October 28, 2006.

The factors described above led to an increase in operating earnings of $34.8 million, or 344.6%, from $10.1 million in the 13 weeks ended October 29, 2005 to $44.9 million in the 13 weeks ended October 28, 2006, and an increase in net earnings of $16.1 million from a net loss of $2.5 million in the 13 weeks ended October 29, 2005 to net earnings of $13.6 million in the 13 weeks ended October 28, 2006.

39 weeks ended October 28, 2006 compared with the 39 weeks ended October 29, 2005

Sales increased by $1,590.0 million, or 111.6%, from $1,424.9 million in the 39 weeks ended October 29, 2005 to $3,014.9 million in the 39 weeks ended October 28, 2006. The increase in sales was attributable to approximately $1,408.4 million due to 39 weeks of sales in EB stores in the 39 weeks ended October 28, 2006 compared to only 3 weeks of sales in the 39 weeks ended October 29, 2005, non-comparable store sales of approximately $140.5 million from the 614 stores opened since January 29, 2005 with the remaining increase due primarily to an increase in comparable store sales. The comparable store sales increase was 2.9% on a pro forma basis for the first three quarters of fiscal 2006 compared to fiscal 2005.

New video game hardware sales increased $294.6 million, or 169.2%, from the 39 weeks ended October 29, 2005 to the 39 weeks ended October 28, 2006, primarily due to the merger and the launches of the Microsoft Xbox 360 and the Nintendo DS Lite. New video game software sales also increased $599.4 million, or 111.1%, from the 39 weeks ended October 29, 2005 to the 39 weeks ended October 28, 2006, primarily due to the merger and to a strong lineup of new video game titles. Used video game product sales grew due to the merger and the increase in store count with an increase in sales of $420.1 million, or 91.4%, from the 39 weeks ended October 29, 2005 to the 39 weeks ended October 28, 2006. Sales of other product categories grew 109.5%, or $275.9 million, from the 39 weeks ended October 29, 2005 to the 39 weeks ended October 28, 2006, primarily due to the merger and new store openings.

Cost of sales increased by $1,104.0 million, or 111.1%, from $994.0 million in the 39 weeks ended October 29, 2005 to $2,098.0 million in the 39 weeks ended October 28, 2006 primarily as a result of the merger and changes in gross profit discussed below.

Gross profit increased by $486.1 million, or 112.8%, from $430.9 million in the 39 weeks ended October 29, 2005 to $917.0 million in the 39 weeks ended October 28, 2006. Gross profit as a percentage of sales increased from 30.2% in the 39 weeks ended October 29, 2005 to 30.4% in the 39 weeks ended October 28, 2006. The gross profit percentage increase was caused by efforts to improve margins and minimize freight costs which were partially offset by a decrease in vendor allowances as a percentage of sales, as described in the comparison of the 13-week periods. Gross profit as a percentage of sales on new video game hardware and new video game software increased from 5.7% and 21.6%, respectively, in the 39 weeks ended October 29, 2005 to 9.3% and 21.8% of sales, respectively, for the 39 weeks ended October 28, 2006 due to the factors described above. Gross profit as a percentage of sales on used video game products increased from 46.0% in the 39 weeks ended October 30, 2005 to 49.9% in the 39 weeks ended October 28, 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category. Gross profit as a percentage of sales on other products decreased from 37.0% of sales to 35.2% of sales due to the decrease in vendor allowances as a percentage of sales.

Selling, general and administrative expenses increased by $366.7 million, or 108.0%, from $339.4 million in the 39 weeks ended October 29, 2005 to $706.1 million in the 39 weeks ended October 28, 2006. This increase was primarily attributable to the merger, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.8% in the 39 weeks ended October 29, 2005 to 23.4% in the 39 weeks ended October 28, 2006. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to synergies obtained from the merger, including the shut-down of EB’s corporate headquarters and distribution center.

Depreciation and amortization expense increased from $40.1 million for the 39 weeks ended October 29, 2005 to $79.5 million in the 39 weeks ended October 28, 2006. This increase of $39.4 million was primarily due to the merger, capital expenditures for new stores and the Company’s new corporate headquarters and distribution facility.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $15.7 million in stock-based compensation expense for the 39 weeks ended October 28, 2006. In accordance with SFAS 123(R), prior periods have not been restated.

The Company’s results of operations for the 39 weeks ended October 29, 2005 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $11.3 million considered in operating earnings and $7.5 million included in interest expenses. The $11.3 million included $9.6 million in one-time charges associated with assets of the Company considered to be impaired as a result of the merger and $1.1 million in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the merger included in interest expense include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the merger. The Company’s results of operations for the 39 weeks ended October 28, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $6.8 million considered in operating earnings which consisted primarily of costs associated with integrating the operations of Historical GameStop and EB. The Company does not anticipate incurring any additional merger-related expenses in the remainder of fiscal 2006.

Interest income resulting from the investment of excess cash balances increased from $3.9 million in the 39 weeks ended October 29, 2005 to $5.4 million in the 39 weeks ended October 28, 2006 due to interest income earned on invested assets. Interest expense increased from $10.6 million in the 39 weeks ended October 29, 2005 to $64.6 million in the 39 weeks ended October 28, 2006 primarily due to the interest incurred on the $650 million Senior Notes and the $300 million Senior Floating Rate Notes. Debt extinguishment expense of $3.6 million was incurred in the 39 weeks ended October 28, 2006 for the loss associated with the Company’s repurchase of $36.3 million of its Senior Notes and $30.0 of its Senior Floating Rate Notes.

Tax expense for the 39 weeks ended October 29, 2005 and the 39 weeks ended October 28, 2006 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense increased from $10.2 million for the 39 weeks ended October 29, 2005 to $17.6 million in the 39 weeks ended October 28, 2006.

The factors described above led to an increase in operating earnings of $68.7 million, or 171.3%, from $40.1 million in the 39 weeks ended October 29, 2005 to $108.8 million in the 39 weeks ended October 28, 2006, and an increase in net earnings of $12.6 million, or 79.7%, from $15.8 million in the 39 weeks ended October 29, 2005 to $28.4 million in the 39 weeks ended October 28, 2006.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 39 weeks ended October 28, 2006, cash used in operations was $138.3 million, compared to cash used in operations of $67.3 million during the 39 weeks ended October 29, 2005. In the 39 weeks ended October 28, 2006, cash used in operations was primarily due to an increase in merchandise inventories of $241.8 million; $40.4 million due to the tax benefit realized from the exercise of stock options by employees; an increase in prepaid expenses and other current assets of $17.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year, which were partially offset by an increase in accounts payable and accrued liabilities of $37.1 million; net income of $28.4 million; depreciation and amortization of $79.7 million and stock-based compensation expense of $15.7 million. The increase in merchandise inventories and accounts payable and accrued liabilities during the 39 weeks ended October 28, 2006 was primarily due to the increase in the number of stores in operation and purchases made in anticipation of fourth quarter seasonal activity.

In the 39 weeks ended October 29, 2005, cash used in operations was primarily due to an increase in merchandise inventories of $209.9 million and an increase in prepaid taxes of $11.1 million, which were offset by an increase in accounts payable and accrued liabilities of $97.8 million, net income of $15.8 million and depreciation and amortization of $40.3 million. The increase in merchandise inventories and accounts payable and accrued liabilities during the 39 weeks ended October 29, 2005 was due to the merger, an increase in Historical GameStop stores in operation and typical purchases made in anticipation of fourth quarter seasonal activity.

Cash used in investing activities was $65.1 million and $957.5 million during the 39 weeks ended October 28, 2006 and October 29, 2005, respectively. During the 39 weeks ended October 28, 2006, $84.4 million of capital expenditures were primarily used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop, to open new stores in the United States and for international expansion. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the merger. During the 39 weeks ended October 29, 2005, $886.1 million was used to acquire EB, approximately $9.9 million was used to equip and improve our corporate headquarters and distribution facility in Grapevine, Texas and the remaining $61.5 million was used to open new stores, remodel existing stores and invest in information systems.

Cash used in financing activities was $17.4 million during the 39 weeks ended October 28, 2006. Cash flows provided by financing activities were $935.0 million during the 39 weeks ended October 29, 2005. The cash used in financing activities for the 39 weeks ended October 28, 2006 was primarily due to the repurchase of $36.3 million and $30.0 million of principal value of the Company’s Senior Notes and Senior Floating Rate Notes, respectively and the repayment of long-term debt, including the payoff of the $9.2 million mortgage associated with the Pennsylvania distribution center sold in June 2006 and the $12.2 million principal payment in October 2006 on the Barnes & Noble, Inc. (“Barnes & Noble”) promissory note. These decreases in cash flows were offset by $29.4 million received for the issuance of shares relating to employee stock option exercises and $40.4 million for the realization of tax benefits relating to the stock option exercises and the issuance of restricted shares. The increase in cash flows for the 39 weeks ended October 29, 2005 was primarily due to the issuance of the Senior Notes and the Senior Floating Rate Notes in connection with the merger.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 263 stores in the 39 weeks ended October 29, 2005 compared to 237 stores in the 39 weeks ended October 28, 2006 and expect to open approximately 160 stores for the remainder of fiscal 2006. Projected capital expenditures for fiscal 2006 are approximately $110.0 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of the integration of the operations of EB and Historical GameStop.

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

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base the Company may repurchase its capital stock, redeem options and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 28, 2006, the applicable margin was 0.00% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

As of October 28, 2006, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $3.8 million.

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

The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The Senior Floating Rate Notes were priced at 100%, bear interest at LIBOR plus 3.875% and mature on October 1, 2011. The rate of interest on the Senior Floating Rate Notes as of October 28, 2006 was 9.24663% per annum. The Senior Notes were priced at 98.688%, bear interest at 8.0% per annum and mature on October 1, 2012. The Issuers pay interest on the Senior Floating Rate Notes quarterly, in arrears, every January 1, April 1, July 1 and October 1, to holders of record on the immediately preceding December 15, March 15, June 15 and September 15, and at maturity. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

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

As of October 28, 2006, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

The Senior Notes were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of October 28, 2006, the unamortized original issue discount was $7.1 million.

In May 2006, the Company announced that its Board of Directors has authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of October 28, 2006, the Company had repurchased $36.3 million of its Senior Notes and $30 million of its Senior Floating Rate Notes and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $3.6 million.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74.0 million in connection with the repurchase of Historical GameStop’s Class B common shares held by Barnes & Noble. Principal payments of $37.5 million, $12.2 million and $12.2 million were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final principal payment of $12.2 million due in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

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

Recent Accounting Pronouncements

In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We are required to adopt FIN 48 effective February 4, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is currently evaluating the potential impact of implementation of FIN 48 on our financial position and future results of operations.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, “Fair Value Measurements”, (“SFAS 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108 in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company is currently assessing the impact that the adoption of SAB No. 108 will have on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (EITF) ratified its conclusion on EITF No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation). The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. We have historically presented such taxes on a net basis. EITF 06-03 is effective for fiscal years beginning after December 15, 2006.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the floating rate notes would result in a change in the annual interest expense of $2.5 million. The effective rate on the floating rate notes was 9.24663% on October 28, 2006. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The merger significantly increased our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, EB routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the merger.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at October 28, 2006 was a loss of $8.7 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate at October 28, 2006 would result in a (loss) or gain in value of the forwards and swaps of ($6.4) million or $5.3 million, respectively. The Company had no Foreign Currency Contracts prior to October 8, 2005.

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

(b) Changes in Internal Controls

The Company completed the merger with EB on October 8, 2005. EB operated on different information technology systems from the Company. As part of the development of integration plans, the Company identified those systems operated by EB to be replaced by the Company’s information technology systems. The Company has completed the implementation of those information technology systems at EB and is currently integrating its internal control processes at EB. Other than the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs sought to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company filed a motion to dismiss, transfer or stay the case based on the pendency of a prior action. After the parties fully briefed the motion but were still awaiting the court’s decision, they negotiated a settlement of the plaintiffs’ individual claims. In November 2006, the court approved the settlement and the case has been dismissed. The settlement will not have a material impact on the Company’s financial position and results of operations.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

There have been no other material developments in previously reported legal proceedings during the fiscal quarter covered by this Form 10-Q.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 28, 2006 filed with the SEC on April 3, 2006. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation.(9)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp.(f/k/a GameStop Corp.).(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Amended and Restated Supplemental Compensation Plan.(14)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(9)
10.15	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(9)
10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)

Exhibit
Number	Description

10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(11)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(2)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(3)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 5, 2006

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 5, 2006

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(5)
3.1	Amended and Restated Certificate of Incorporation.(6)
3.2	Amended and Restated Bylaws.(6)
3.3	Amendment to the Amended and Restated Certificate of Incorporation.(9)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(12)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(8)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp.(f/k/a GameStop Corp.).(2)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp.(f/k/a GameStop Corp.).(1)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(1)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(1)
10.5	Amended and Restated 2001 Incentive Plan.(4)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(12)
10.7	Amended and Restated Supplemental Compensation Plan.(14)
10.8	Form of Option Agreement.(4)
10.9	Form of Restricted Share Agreement.(7)
10.10	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(3)
10.11	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(3)
10.12	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(9)
10.13	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(9)
10.14	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(9)
10.15	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(9)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(9)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(9)

Exhibit
Number	Description

10.18	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(9)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(9)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(11)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(11)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(10)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(2)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(3)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(5)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(6)	Incorporated by reference to Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(7)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(9)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(12)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(13)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(14)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.