Form 10-K
period 2007-02-03
GameStop Corp.
filed 2007-04-04
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-2733559 (I.R.S. Employer Identification No.)
625 Westport Parkway Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

Registrant’s telephone number, including area code:
(817) 424-2000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange
Class B Common Stock, $.001 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred Stock, $.001 par value per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant:  (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☑     Accelerated Filer ☐     Non-accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,049,000,000, based upon the closing market prices of $42.22 per share of Class A Common Stock and $38.10 of Class B Common Stock on the New York Stock Exchange as of July 28, 2006.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 23, 2007: 152,577,362

Number of shares of $.001 par value Class B Common Stock outstanding as of March 23, 2007: 0

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2007 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software, and related accessories and other merchandise. As of February 3, 2007, we operated 4,778 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate the electronic commerce websites www.gamestop.com and www.ebgames.com and publish Game Informer, the largest multi-platform video game magazine in the United States based on circulation, with approximately 2.7 million subscribers.

GameStop is a holding company that was created to facilitate the combination of GameStop Holdings Corp. and Electronics Boutique Holdings Corp., which we refer to as Historical GameStop and EB or Electronics Boutique, respectively. On April 17, 2005, Historical GameStop and EB entered into a merger agreement pursuant to which, effective October 8, 2005, separate subsidiaries of GameStop were merged with and into Historical GameStop and EB, respectively, and Historical GameStop and EB became wholly-owned subsidiaries of GameStop (the “mergers”). As of February 3, 2007, our Class A common stock and our Class B common stock traded on the New York Stock Exchange under the symbols GME and GME.B, respectively. On February 7, 2007, all outstanding Class B common stock was converted into Class A common stock on a one-for-one basis and the Company no longer has any Class B common stock. On March 16, 2007, the Company completed a two-for-one stock split of its Class A common stock.

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

In the mergers, Historical GameStop’s stockholders received one share of GameStop’s common stock for each share of Historical GameStop’s common stock owned. EB stockholders received $19.08 in cash and .39398 of a share of GameStop’s common stock for each EB share owned. In aggregate, 40.5 million shares of GameStop’s common stock were issued to EB stockholders and approximately $993.3 million in cash was paid in consideration for all outstanding common stock of EB and all outstanding stock options of EB.

In the fiscal year ended February 3, 2007, our sales were $5.3 billion from our four business segments: the United States, Canada, Europe and Australia. Of our 4,778 stores, 3,799 stores are located in the U.S. and 979 stores are located in Australia, Canada and Europe. Our stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game hardware, video game software and accessories, which we refer to as video game products, and PC entertainment software. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which, in turn, increases sales.

Our corporate office and one of our distribution facilities are housed in a 480,000 square foot facility in Grapevine, Texas. We purchased this facility in March 2004 and improved and equipped it prior to relocating headquarters and distribution center operations to this facility in fiscal 2005 (the 52 weeks ending January 28, 2006).

Recent Developments

On February 7, 2007, following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis (the “Conversion”). In addition, on February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). Unless otherwise indicated, all numbers in this Annual Report on Form 10-K have been restated to reflect the Conversion and the Stock Split.

On February 9, 2007, the Board of Directors of the Company also authorized an additional $150,000,000 for the buyback of the Company’s senior floating rate notes and senior notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time.

Disclosure Regarding Forward-looking Statements

This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	alternate sources of distribution of video game software; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

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

Industry Background

According to NPD Group, Inc., a market research firm, the electronic game industry was an approximately $13.5 billion market in the United States in 2006. Of this $13.5 billion market, approximately $12.5 billion was attributable to video game products, excluding sales of used video game products, and approximately $1.0 billion was attributable to PC entertainment software. According to International Development Group, a market research firm, retail sales of video game hardware and software and PC entertainment software totaled approximately $10.3 billion in Europe in 2006. The Canadian Press has reported that the video game product market in Canada was approximately $800 million in 2006. According to the Interactive Entertainment Association of Australia, the Australian market for video game products was approximately $700 million in 2006.

New Video Game Products.  The Entertainment Software Association (formerly the Interactive Digital Software Association), or ESA, estimates that 69% of all American heads of households play video or computer games. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to high speed processors in next-generation systems such as Sony PlayStation 3 and Nintendo Wii, launched in November 2006 in North America and worldwide, respectively, and Microsoft Xbox 360, launched in November 2005. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DS, which was introduced in November 2004, and the Sony PSP, which was introduced in March 2005. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, Sony PlayStation 3 and PSP, Nintendo DS and Wii and Microsoft Xbox 360 all provide internet connectivity.

•	Backward Compatibility. Sony PlayStation 2 and 3, Nintendo DS and Wii and Microsoft Xbox 360 are backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that backward compatibility results in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms is diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform. For example, when Microsoft Xbox 360 was released in November 2005, approximately 20 game titles were available for sale. Currently, there are over 115 titles for the Microsoft Xbox 360 platform available for sale.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 35, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 38% of all electronic game players are female. More adults are also playing video games as a portion of the population that played video games in their childhood continues to play and advance to the next-generation video game products. According to ESA, the average game player is 33 years old. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Market.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a growing used video game market has evolved. Based on reports published by NPD, we believe that, as of December 2006, the installed base of video game hardware systems in the United States, based on original sales, totaled over 200 million units, including approximately 700,000 Sony PlayStation 3 units, 1 million Nintendo Wii units, 4.5 million Microsoft Xbox 360 units, 6.7 million Sony PSP units, 37 million Sony PlayStation 2 units, 14 million Microsoft Xbox units, 11 million Nintendo GameCube units, 44 million Nintendo DS, Game Boy Advance SP and Game Boy Advance units and over 100 million units of older hardware platforms including Sony PlayStation, Sega Dreamcast, Nintendo 64, Nintendo Game Boy and Game Boy Color, Sega Genesis and Super Nintendo systems. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, we believe that the installed base of video game software units in the United States exceeds 1 billion units. According to the International Development Group, the installed base of hardware systems in Europe is approximately 77 million units.

PC Entertainment Software.  PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

Business Strategy

Our goal is to strengthen our position as the world’s largest retailer of new and used video game products and PC entertainment software by focusing on the following strategies:

Continue to Execute Our Proven Growth Strategies.  We intend to continue to execute our proven growth strategies, including:

•	Continuing to open new strip center stores in our target markets and new mall stores in selected mall locations; and

•	Increasing our comparable store sales and operating earnings by capitalizing on industry growth and increasing sales of used video game products and our Game Informer magazine.

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

Offering the Largest Selection of Used Video Game Products.  We are the largest retailer of used video games in the world and carry the broadest selection of used video game products for both current and previous generation platforms. We are one of the only retailers that provide video game software for previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. Used video game products generate significantly higher gross margins than new video game products.

Building the GameStop Brand.  We currently operate most of Historical GameStop’s stores under the GameStop name. Within the next 12 to 18 months, we intend to rebrand the remaining EB stores to the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop loyalty card and our web site. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our web site allows our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores.

Providing a First-to-Market Distribution Network.  We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores by the next morning. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a disproportionately large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our web site prior to their release.

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

Growth Strategy

New Store Expansion.  We intend to continue to open new stores in our targeted markets. We opened 421 new stores in the fiscal year ended February 3, 2007 (“fiscal 2006”), and Historical GameStop opened 221 new stores in fiscal 2005 prior to the consummation of the mergers on October 8, 2005. EB opened 415 stores in fiscal 2005 prior to the consummation of the mergers. Between the consummation of the mergers and the end of fiscal 2005, we opened 156 stores. We plan to open approximately 500 to 550 new stores in the fiscal year ending February 2, 2008 (“fiscal 2007”). Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S. is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in other markets. Our international strategy is to continue our expansion in Europe and to continue to open stores in advantageous markets and locations in Canada and Australia. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact.

Increase Comparable Store Sales.  We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop name.

•	Capitalize on Growth in Demand. Our sales of new video game hardware, new video game software and used video game products grew by approximately 140%, 60% and 58%, respectively, in fiscal 2005 and by an additional 113%, 62% and 63%, respectively, in fiscal 2006, due primarily to the mergers. Comparable store sales on a pro forma basis for Historical GameStop and EB decreased 1.4% in fiscal 2005, due to soft demand leading up to the U.S. launch of the Microsoft Xbox 360 in November 2005. In fiscal 2006, our comparable store sales increased 11.9%, driven in large measure by the North American launch of the Sony PlayStation 3 and the worldwide launch of the Nintendo Wii, which were launched in November 2006, and the availability of the Microsoft Xbox 360 in all markets. During fiscal 2005, despite limited supplies of the Microsoft Xbox 360, we capitalized on the demand for video game software and accessories that followed that launch and the launch in March 2005 of the Sony PlayStation Portable. During fiscal 2006, despite again facing limited supplies of the newly launched Sony PlayStation 3 and Nintendo Wii, we capitalized on the demand for these new video game systems and the related video game software and accessories that followed these launches. Over the next few years, we expect to continue to capitalize on the increasing installed base for these latest generation platforms and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in our U.S. and international stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the GameStop brand. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2007, we plan to continue to increase media advertising, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our web sites at www.gamestop.com and www.ebgames.com.

Merchandise

Substantially all of our revenues are derived from the sale of tangible products. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as trading cards and strategy guides. Our in-store inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have buying groups in the U.S., Canada, Australia and Europe that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Software.  We purchase new video game software directly from the leading manufacturers, including Sony Computer Entertainment of America, Nintendo of America, Inc. and Microsoft Corp., as well as over 40 third-party game publishers, such as Electronic Arts, Inc. and Activision, Inc. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Used Video Game Products.  We are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,500 SKUs) of used video game titles which have an average price of $14 as compared to an average price of $36 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

Video Game Hardware.  We offer the video game platforms of all major manufacturers, including Sony PlayStation 2 and 3 and PSP, Microsoft Xbox and Xbox 360, Nintendo Wii, DS, GameCube and Game Boy Advance SP. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

PC Entertainment and Other Software.  We purchase PC entertainment software from over 45 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of joysticks and mice. We also carry strategy guides and magazines, as well as trading cards. We carry over 350 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of February 3, 2007, we operated 4,778 stores, primarily under the names GameStop or EB Games. Each of our stores typically carries over 5,000 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and PC entertainment software. Our stores are generally located in high-traffic “power strip centers”, local neighborhood strip centers and high-traffic shopping malls, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip center stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

Operating Segments

Following the completion of the mergers, we operate our business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance and the division of management responsibility. Each of the segments consists primarily of retail operations with all stores engaged in the sale of new and used video game systems, software and accessories and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the only differences in merchandise carried being the timing of release of new products. Stores in all segments are similar in size at approximately 1,500 square feet each.

Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in stores throughout Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the mergers, Historical GameStop had operations in Ireland and the United Kingdom which were not material to our business.

Our U.S. segment is supported by distribution centers in Texas and Kentucky, and further supported through the use of third-party distribution centers for new release titles. We distribute merchandise to our Canadian segment from a distribution center in Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by five regionally-located distribution centers.

Our international segments purchase products from many of the same vendors as the U.S., including Sony and Electronic Arts. Products from certain other vendors such as Microsoft and Nintendo are obtained through distributors operating in the various countries in which we operate.

Additional information, including financial information, regarding our operating segments can be found in Management’s Discussion and Analysis of Financial Condition and Results of Operations elsewhere in this Annual Report on Form 10-K and in Note 17 of “Notes to Consolidated Financial Statements”.

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

Locations.  The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of February 3, 2007:

Number
United States	of Stores

Alabama	66
Alaska	4
Arizona	75
Arkansas	26
California	400
Colorado	55
Connecticut	47
Delaware	16
District of Columbia	2
Florida	266
Georgia	129
Guam	2
Hawaii	18
Idaho	8
Illinois	164
Indiana	68
Iowa	30
Kansas	32
Kentucky	49
Louisiana	57
Maine	9

Number
United States	of Stores

Maryland	95
Massachusetts	75
Michigan	113
Minnesota	53
Mississippi	33
Missouri	64
Montana	7
Nebraska	21
Nevada	31
New Hampshire	22
New Jersey	144
New Mexico	26
New York	201
North Carolina	118
North Dakota	8
Ohio	160
Oklahoma	46
Oregon	29
Pennsylvania	189
Puerto Rico	45
Rhode Island	13
South Carolina	61
South Dakota	4
Tennessee	74
Texas	340
Utah	29
Vermont	7
Virginia	120
Washington	74
West Virginia	23
Wisconsin	46
Wyoming	5

Sub-total for United States	3,799

International

Canada	267

Australia	191
New Zealand	28

Sub-total for Australia	219

Austria	6
Denmark	26
Finland	1

Number
International	of Stores

Germany	95
Ireland	35
Italy	157
Norway	12
Spain	101
Sweden	46
Switzerland	8
United Kingdom	6

Sub-total for Europe	493

Sub-total for International	979

Total stores	4,778

Game Informer

We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our United States and Ireland stores. For its February 2007 issue, the magazine had approximately 2.7 million paid subscriptions. According to Mediaweek magazine, Game Informer is the 23rd largest consumer publication in the U.S. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise.

E-Commerce

We operate electronic commerce web sites at www.gamestop.com and www.ebgames.com that allow our customers to buy video game products and other merchandise on-line. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site.

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

On a global basis, we receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

In the last three years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of radio advertising in certain markets to promote brand awareness and store openings. We plan to continue these efforts in fiscal 2007.

Information Management

Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

Distribution.  We operate a 380,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. EB operated a 315,000 square foot distribution center in Sadsbury Township, Pennsylvania which was sold in June 2006. EB’s distribution operations in Pennsylvania were moved to facilities in Texas and Kentucky. We have integrated the distribution operations of both Historical GameStop and EB and currently use the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility supports efforts to replenish stores. In order to enhance our first-to-market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at the Louisville and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week.

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

We also operate distribution centers in Canada, Australia and in various locations in Europe.

Management Information Systems.  Our integration efforts were completed in the first half of fiscal 2006 and focused on the conversion of the point-of-sale system used in the Historical GameStop stores to the point-of-sale technology developed by EB and used in the EB stores and the conversion of the point-of-sale technology in the EB stores to report results to the proprietary inventory management system used by Historical GameStop. Our proprietary inventory management system and point-of-sale technology show daily sales and in-store stock by title by store. Systems in place now and after integration use this data to automatically generate replenishment shipments to each store from our distribution centers, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs.

To support our U.S. operations, we use a large-scale, Intel-based computing environment with a state-of-the-art storage area network and a wired and wireless corporate network installed at our U.S. headquarters, and a secure, virtual private network to access and provide services to computing assets located in our stores, distribution centers and satellite offices and to our mobile workforce. This strategy has proven to minimize initial outlay of capital while allowing for flexibility and growth as operations expand. To support our international operations, we use a mid-range, scalable computing environment and a state-of-the-art storage area network. Computing assets and our mobile workforce around the globe access this environment via a secure, virtual private network. Regional communication links exist to each of our distribution centers and offices in international locations with connectivity to our U.S. data center as required by our international, distributed applications.

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

Field Management and Staff

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, four vice presidents of stores and 28 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 260 districts. Our stores in Europe are managed by two vice presidents and managing directors in each country. Our stores in Australia and Canada are each managed by a vice president. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. Each store manager is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. We also provide our U.S. employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ regional loss prevention managers who assist the stores in implementing security to prevent theft of our products.

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences in the U.S., Canada, Europe and Australia, which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

Customer Service

Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews to ensure customers are making informed purchasing decisions and inform customers of available resources, including Game Informer, to increase a customer’s enjoyment of the product upon purchase.

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and approximately five distributors. Purchases from the top ten vendors accounted for approximately 65% of our new product purchases in fiscal 2006. Only Microsoft Corp., Sony Computer Entertainment of America, Nintendo of America and Electronic Arts, Inc. (which accounted for 14%, 13%, 11% and 10%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2006. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have no purchase contracts with trade vendors and conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. In the U.S., we compete with mass merchants and regional chains, including Wal-Mart Stores, Inc. and Target Corporation; computer product and consumer electronics stores, including Best Buy Co., Inc. and Circuit City Stores, Inc.; other video game and PC software specialty stores located in malls and other locations; toy retail chains, including Toys “R” Us, Inc.; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery Inc. and Blockbuster, Inc. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Competitors in Europe include Game Group PLC and its subsidiaries, which operates in the United Kingdom, Ireland, Scandinavia, France, Australia, Spain and Portugal and Media Markt, which operates throughout Europe. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include K-Mart, Target, Myer Department stores, Big W discount department stores and Dick Smith electronics stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2006, we generated approximately 43% of our sales and approximately 67% of our operating earnings during the fourth quarter. During fiscal 2005, on a pro forma basis, we generated approximately 38% of our sales and approximately 75% of our operating earnings during the fourth quarter.

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

Employees

We have approximately 12,000 full-time salaried and hourly employees and between 20,000 and 30,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. None of our employees is represented by a labor union or is a member of a collective bargaining unit.

Available Information

We make available on our website (www.gamestop.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, the Company’s Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Company’s Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

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

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer; Daniel A. DeMatteo, our Vice Chairman and Chief Operating Officer; Steven R. Morgan, our President; and David W. Carlson, our Executive Vice President and Chief Financial Officer. The loss of services of any of our key personnel could have a negative impact on our business.

We depend upon the timely delivery of products.

We depend on major hardware manufacturers, primarily Sony, Nintendo and Microsoft, to deliver new and existing video game platforms on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

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

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors worldwide are Microsoft, Sony, Nintendo and Electronic Arts, which accounted for 14%, 13%, 11% and 10%, respectively, of our new product purchases in fiscal 2006. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

The manufacturers of video game hardware and software and PC entertainment software have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our websites. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.

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

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy and Circuit City; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group PLC and Media Markt; toy retail chains, including Toys “R” Us; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery and Blockbuster. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases or decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

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

While it is currently only possible to download a limited amount of video game content to the next generation video game systems, at some point in the future this technology may become more prevalent. A limited selection of PC entertainment software and older generation video games is currently available for download over the Internet. If advances in technology continue to expand our customer’s ability to access software through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, sales and earnings could decline.

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

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2006, we generated approximately 43% of our sales and approximately 67% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing and allocations of new product releases;

•	the timing of new store openings; and

•	shifts in the timing of certain promotions.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Our failure to effectively manage new store openings could lower our sales and profitability.

Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 421 stores in fiscal 2006 and expect to open approximately 500 to 550 new stores in fiscal 2007. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution centers, as well as to communicate distribution information to the off-site, third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business could suffer.

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

Litigation and litigation results could negatively impact our future financial condition and results of operation.

In the ordinary course of our business, the Company is, from time to time, subject to various litigation and legal proceedings. In the future, the costs or results of such legal proceedings, individually or in the aggregate, could have a negative impact on the Company’s operations or financial condition.

Legislative actions and potential new accounting pronouncements are likely to cause our general and administrative expenses to increase and impact our future financial condition and results of operations.

In order to comply with the New York Stock Exchange listing standards and rules adopted by the SEC or other regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs to increase. Changes in the accounting rules could materially increase the expenses that we report under U.S. generally accepted accounting principles (“GAAP”) and adversely affect our operating results.

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

If our financial condition or operating results deteriorate, our relations with our creditors, including holders of our senior floating rate notes and our senior notes (collectively, the “notes”), the lenders under our Senior Credit Facility and our suppliers, may be materially and adversely impacted.

As a result of the mergers, we have substantial debt that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

We incurred significant additional debt as a result of the mergers. As of February 3, 2007, we had approximately $856 million of indebtedness. Our debt service obligations with respect to this increased indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our increased indebtedness could have important consequences, including the following:

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

Our financial position is affected, in part, by fluctuations in interest rates. The Senior Floating Rate Notes are subject to floating interest rates, as is our Senior Credit Facility.

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

The terms of the store leases for the 4,778 leased stores open as of February 3, 2007 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	815
2008	941
2009	1,035
2010	756
2011	536
2012 and later	695

4,778

In March 2004, we purchased a 480,000 square foot facility in Grapevine, Texas, which houses our corporate headquarters and certain of our distribution operations. In May 2006, we purchased an additional 65,000 square foot building at the Grapevine, Texas location which is currently being used in our refurbishing operations. We also own the following distribution facilities: an 80,000 square foot distribution facility in Arlov, Sweden; a 120,000 square foot distribution facility in Brampton, Ontario, Canada; a 107,500 square foot distribution facility in Milan, Italy; a 67,000 square foot distribution facility in Memmingen, Germany; and a 70,000 square foot distribution facility in Pinkenba, Queensland, Australia.

In addition to our stores, we lease the following distribution or office facilities: a 260,000 square foot distribution center in Louisville, Kentucky under a lease which expires in July 2010; a 13,000 square foot distribution facility in New Zealand under a lease which expires in April 2010; a 22,000 square foot distribution facility in Valencia, Spain under a lease which expires in March 2009; a 15,000 square foot office facility in Valencia, Spain under a lease which expires in August 2009; a 11,700 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine, under a lease which expires in February 2012; a 15,000 square foot facility in Dublin, Ireland under a lease which expires in January 2013; and a 6,100 square foot office facility in West Chester, Pennsylvania under a lease which expires in August 2008.

We lease a 27,000 square foot distribution center in Betzigau, Germany under a lease which, by its terms, expires in September 2011. This facility is no longer in use and we are actively seeking a settlement with the landlord with respect to the remaining term of the lease.

On June 15, 2006, the Company sold EB’s 140,000 square foot corporate office building in West Chester, Pennsylvania and EB’s 315,000 square foot distribution facility in Sadsbury Township, Pennsylvania. The Company retired a $9.2 million mortgage related to the Pennsylvania distribution facility.

Item 3.	Legal Proceedings

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claimed to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff, joined by four other former employees, moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion was scheduled to be heard in December 2005. Before the hearing on the summary judgment motion, the parties agreed to attempt to resolve the matter without further litigation. The matter now has been resolved and both the District Court and Second Circuit proceedings have been dismissed with prejudice. The settlement did not have a material impact on the Company’s financial position or results of operations.

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs sought to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company filed a motion to dismiss, transfer or stay the case based on the pendency of a prior action. After the parties fully briefed the motion but were still awaiting the court’s decision, they negotiated a settlement of the plaintiffs’ individual claims. In November 2006, the court approved the settlement and the case has been dismissed. The settlement did not have a material impact on the Company’s financial position or results of operations.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 14 weeks ended February 3, 2007.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. The Company’s Class B common stock was traded on the NYSE under the symbol “GME.B” until February 7, 2007 when, immediately following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis.

The following table sets forth, for the periods indicated, the high and low sales prices (as adjusted for the Stock Split) of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2006
	High	Low

Fourth Quarter	$29.21	$24.51
Third Quarter	$26.37	$20.05
Second Quarter	$24.26	$17.94
First Quarter	$24.84	$18.63

	Fiscal 2005
	High	Low

Fourth Quarter	$20.55	$15.10
Third Quarter	$19.21	$14.30
Second Quarter	$18.09	$12.31
First Quarter	$12.85	$9.27

The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock on the NYSE Composite Tape:

	Fiscal 2006
	High	Low

Fourth Quarter	$58.32	$47.73
Third Quarter	$51.15	$36.25
Second Quarter	$44.09	$32.58
First Quarter	$45.68	$33.90

	Fiscal 2005
	High	Low

Fourth Quarter	$37.85	$27.20
Third Quarter	$34.93	$26.55
Second Quarter	$33.76	$23.30
First Quarter	$25.20	$18.65

The high and low sales prices of the Class B shares do not include the effects of the Conversion or the Stock Split. The Class B shares were trading as of February 3, 2007, so this information is provided in accordance with SEC requirements.

Approximate Number of Holders of Common Equity

As of March 5, 2007, there were approximately 1,198 record holders of the Company’s Class A common stock, par value $.001 per share.

Dividends

The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our board of directors deems relevant. In addition, the terms of the Senior Credit Facility we entered into in October 2005 and the terms of the Indenture governing the notes each restrict our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 3, 2007 is as follows:

			Number of Securities
			Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	19,337,000	$8.64	3,621,000
Equity compensation plans not approved by security holders	0	not applicable	0

Total	19,337,000	$8.64	3,621,000

Subsequent to February 3, 2007, an additional 939,000 options to purchase our Class A common stock at an exercise price of $26.68 per share and 956,000 shares of restricted stock were granted under our Amended and Restated 2001 Incentive Plan, as amended. These options and restricted shares vest in equal increments over three years and the options expire on February 8, 2017.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2006. As of February 3, 2007, the Company had no amount available for purchases under any repurchase program.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks and the fiscal years ended January 28, 2006, January 29, 2005, January 31, 2004 and February 1, 2003 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 and the “Balance Sheet Data” as of February 3, 2007 and January 28, 2006 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 31, 2004 and February 1, 2003 and the “Balance Sheet Data” as of January 29, 2005, January 31, 2004 and February 1, 2003 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006(1)	2005	2004	2003
	(In thousands, except per share data and statistical data)

Statement of Operations Data:
Sales	$5,318,900	$3,091,783	$1,842,806	$1,578,838	$1,352,791
Cost of sales	3,847,458	2,219,753	1,333,506	1,145,893	1,012,145

Gross profit	1,471,442	872,030	509,300	432,945	340,646
Selling, general and administrative expenses(2)	1,000,135	598,996	373,364	299,193	230,461
Depreciation and amortization(2)	109,862	66,355	36,789	29,368	23,114
Stock-based compensation(3)	20,978	347	—	—	—
Merger-related expenses(4)	6,788	13,600	—	—	—

Operating earnings	333,679	192,732	99,147	104,384	87,071
Interest expense (income), net	73,324	25,292	236	(804)	(630)
Merger-related interest expense(4)	—	7,518	—	—	—
Debt extinguishment expense	6,059	—	—	—	—

Earnings before income taxes	254,296	159,922	98,911	105,188	87,701
Income tax expense	96,046	59,138	37,985	41,721	35,297

Net earnings	$158,250	$100,784	$60,926	$63,467	$52,404

Net earnings per common share — basic(5)	$1.06	$0.87	$0.56	$0.56	$0.47

Weighted average shares outstanding — basic(5)	149,924	115,840	109,324	112,660	112,578

Net earnings per common share — diluted(5)	$1.00	$0.81	$0.53	$0.53	$0.43

Weighted average shares outstanding — diluted(5)	158,284	124,972	115,592	119,528	120,838

	53 Weeks	52 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 3,	January 28,	January 29,	January 31,	February 1,
	2007	2006(1)	2005	2004	2003
	(In thousands, except per share data and statistical data)

Store Operating Data:
Stores open at the end of period	4,778	4,490	1,826	1,514	1,231
Comparable store sales increase (decrease)(6)	11.9%	(1.4)%	1.7%	0.8%	11.4%
Inventory turnover	5.2	5.0	5.4	4.9	4.9
Balance Sheet Data:
Working capital	$353,284	$234,293	$111,093	$188,378	$174,482
Total assets(2)	3,349,584	3,015,821	915,983	902,189	806,237
Total debt	855,899	975,990	36,520	—	—
Total liabilities(2)	1,973,706	1,901,108	372,972	308,156	257,562
Stockholders’ equity	1,375,878	1,114,713	543,011	594,033	548,675

(1)	Includes the results of operations of EB from October 9, 2005, the day after completion of the mergers, through January 28, 2006. The addition of EB’s results affects the comparability of amounts from fiscal periods before fiscal 2005.

(2)	In the fiscal year ended January 29, 2005 (“fiscal 2004”), we revised our method of accounting for rent expense to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. A non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability) to include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and to include any “rent holiday” period (a period during which the Company is not obligated to pay rent) the lease allows while the store is being constructed. We also corrected our calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. The impact of these corrections on periods prior to fiscal 2004 was not material and the adjustment does not affect historical or future cash flows or the timing of payments under related leases. See Note 1 of “Notes to Consolidated Financial Statements” of the Company for additional information concerning lease accounting.

(3)	In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method beginning on the first day of fiscal 2006. The implementation of SFAS 123(R) affects the comparability of amounts from fiscal periods before fiscal 2006.

(4)	The Company’s results of operations for fiscal 2006 and fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the mergers, which included $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expenses. The $6.8 million and $13.6 million included $1.9 million and $9.0 million, respectively, in charges associated with assets of the Company considered to be impaired as a result of the mergers and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the mergers included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the mergers. The Company does not anticipate incurring any additional merger-related expenses.

(5)	Weighted average shares outstanding and earnings per common share have been adjusted to reflect the Conversion and the Stock Split.

(6)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of February 3, 2007, we operated 4,778 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks. The fiscal years ended January 28, 2006 (“fiscal 2005”) and January 29, 2005 (“fiscal 2004”) consisted of 52 weeks.

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced mergers pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the mergers, Historical GameStop and EB became wholly-owned subsidiaries of the Company, a Delaware corporation formed for the purpose of consummating the business combination (the “mergers”). The mergers of Historical GameStop and EB have been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company. The accompanying consolidated financial statements and notes thereto include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the fiscal year ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks, respectively, of Historical GameStop’s results. The Company’s operating results for the fiscal year ended February 3, 2007 include 53 weeks for both Historical GameStop and EB. As a result, sales mix, cost of sales, gross profit, selling general and administrative expenses, depreciation and amortization and interest expense in fiscal 2006 was significantly impacted by including the operations of EB for a full year, as opposed to 16 weeks in fiscal 2005, which included the holiday selling season. Growth in each of these statement of operations line items came from each of the Company’s business segments.

Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s common stock for each share of Historical GameStop’s common stock owned. Approximately 104.2 million shares of the Company’s common stock were issued in exchange for all outstanding common stock of Historical GameStop based on the one-for-one ratio. EB stockholders received $19.08 in cash and .39398 of a share of the Company’s common stock for each share of EB common stock owned. In aggregate, 40.5 million shares of the Company’s common stock were issued to EB stockholders at a value of approximately $437.1 million (based on the closing price of $10.81 of Historical GameStop’s common stock on April 15, 2005, the last trading day before the date the mergers were announced). In addition, approximately $993.3 million in cash was paid in consideration for (i) all outstanding common stock of EB, based upon the pro-ration provisions of the Merger Agreement, and (ii) all outstanding stock options of EB. Including transaction costs of $13.6 million, the total consideration paid was approximately $1.4 billion.

On February 7, 2007, following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis (the “Conversion”). In addition, on February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). Unless otherwise indicated, all numbers in this Management’s Discussion and Analysis of Financial Condition and Results of Operations have been restated to reflect the Conversion and the Stock Split.

Growth in the video game industry is driven by the introduction of new technology. In fiscal 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in fiscal 2006 was impacted by the recent launches of these new products.

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

Revenue Recognition.  Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method beginning on the first day of fiscal 2006. Under SFAS 123(R), the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards issued after the adoption date in accordance with SFAS 123(R). As of February 3, 2007, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $21.7 million and $8.2 million, respectively which is expected to be recognized over a weighted average period of 1.0 and 2.0 years, respectively. Note 1 of “Notes to Consolidated Financial Statements” provides additional information on stock-based compensation.

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

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. As a result of the mergers and an analysis of assets to be abandoned, the Company impaired assets totaling $9.0 million in fiscal 2005 and $1.9 million in fiscal 2006 prior to October 8, 2006, the anniversary of the mergers. These impairment costs are included in merger-related expenses in the consolidated statements of operations. Write-downs incurred by the Company through February 3, 2007 which were not related to the mergers have not been material.

Merger-Related Costs.  In connection with the mergers, management incurred merger-related costs and integration activities which have resulted in involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. Approximately $64.3 million of these costs were charged to acquisition costs, representing a portion of the recorded goodwill, and approximately $21.1 million were charged to costs in the accompanying consolidated statement of operations. The remaining liability for involuntary termination benefits covers severance amounts, payroll taxes and benefit costs for former EB employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center which have been closed. Termination of these employees began in October 2005 and is now complete. The Pennsylvania corporate office and distribution center were owned facilities that were sold in July 2006. These assets were classified in the January 28, 2006 consolidated balance sheet as “Assets held for sale”.

The liability for lease terminations is associated with stores to be closed. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years, with the last of such leases expiring in 2015. The Company intends to close these stores in the next 9 to 12 months. The disposals of property and equipment are related to assets which were either impaired or have been either abandoned or disposed of due to the mergers. Certain costs associated with the disposition of these assets remained accrued until the assets were disposed of and the costs were paid. The disposition of property and equipment is now complete.

Merger-related costs include professional fees, financing costs and other costs associated with the mergers and include certain costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company finalized integration plans and related liabilities and all integration activities in fiscal 2006. Rebranding of EB stores to the GameStop name is expected to be completed in the next 12 to 18 months. Note 2 of “Notes to Consolidated Financial Statements” provides additional information on the merger costs and related liabilities.

Goodwill.  Goodwill, aggregating $340.0 million was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s in 1999 by a subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”). Goodwill in the amount of $2.9 million was recorded in connection with the acquisition of Gamesworld Group Limited in 2003. Goodwill in the amount of $1,074.9 million was recorded in connection with the mergers. Goodwill in the amount of $8.1 million was recorded in the acquisition in January 2007 of Game Brands Inc. (operating as Rhino Video Games stores).

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company evaluates goodwill for impairment on at least an annual basis. In accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), the Company completed annual impairment tests of the goodwill attributable to its reporting unit as of the first day of the fourth quarter of fiscal 2004 and concluded that none of its goodwill was impaired. Until October 8, 2005, the date of the mergers, the Company determined that it had one reporting unit based upon the similar economic characteristics of its operations. Fair value of this reporting unit was estimated using market capitalization methodologies. Subsequent to the mergers, the Company determined that it has four reporting units, the United States, Australia, Canada and Europe, based upon the similar economic characteristics of operations and separate management within those regions. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the mergers to the four reporting units as of October 8, 2005. The Company also completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2005 and fiscal 2006 and concluded that none of its goodwill was impaired. Note 7 of “Notes to Consolidated Financial Statements” of the Company provides additional information concerning goodwill.

Intangible Assets and Other Noncurrent Assets.  Intangible assets consist of non-compete agreements, point-of-sale software and amounts attributed to favorable leasehold interests acquired in the mergers and are included in other non-current assets in the consolidated balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

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

Lease Accounting.  As previously disclosed, in fiscal 2004, the Company, similar to many other retailers, revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. The Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3.3 million was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3.3 million after-tax adjustment, $1.8 million pertained to the accounting for rent holidays, $1.4 million pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $0.1 million pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1.9 million. The correction does not affect historical or future cash flows or the timing of payments under related leases.

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

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective February 4, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is evaluating the impact of implementing the provisions of FIN 48 on its financial position and future results of operations, but does not expect that the impact will be material.

Results of Operations

The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	53 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	72.3	71.8	72.4

Gross profit	27.7	28.2	27.6
Selling, general and administrative expenses	18.8	19.4	20.2
Depreciation and amortization	2.1	2.2	2.0
Stock-based compensation	0.4	—	—
Merger-related expenses	0.1	0.4	—

Operating earnings	6.3	6.2	5.4
Interest expense, net	1.4	0.8	—
Merger-related interest expense	—	0.2	—
Debt extinguishment expense	0.1	—	—

Earnings before income taxes	4.8	5.2	5.4
Income tax expense	1.8	1.9	2.1

Net earnings	3.0%	3.3%	3.3%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, these purchasing, receiving and distribution costs amounted to $22.3 million, $20.6 million and $9.2 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 these processing fees amounted to $40.9 million, $20.9 million and $12.0 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.3%, 0.0% and 0.2% for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005, respectively.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	53 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	February 3,		January 28,		January 29,
	2007		2006		2005
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,073.7	20.2%	$503.2	16.3%	$209.2	11.4%
New video game software	2,012.5	37.8%	1,244.9	40.3%	776.7	42.1%
Used video game products	1,316.0	24.8%	808.0	26.1%	511.8	27.8%
Other	916.7	17.2%	535.7	17.3%	345.1	18.7%

Total	$5,318.9	100.0%	$3,091.8	100.0%	$1,842.8	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	53 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	February 3,		January 28,		January 29,
	2007		2006		2005
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$77.0	7.2%	$30.9	6.1%	$8.5	4.1%
New video game software	427.3	21.2%	266.5	21.4%	151.9	19.6%
Used video game products	651.9	49.5%	383.0	47.4%	231.6	45.3%
Other	315.2	34.4%	191.6	35.8%	117.3	34.0%

Total	$1,471.4	27.7%	$872.0	28.2%	$509.3	27.6%

Segment Information

Following the completion of the mergers, the Company now operates its business in the following segments: United States, Australia, Canada and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the mergers, Historical GameStop had operations in Ireland and the United Kingdom which were not material. The mergers significantly increased our operations in foreign currencies, including the euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona and the Norwegian kroner.

Sales by operating segment in U.S. dollars were as follows (in millions):

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

United States	$4,269.5	$2,709.8	$1,818.2
Canada	319.7	111.4	—
Australia	288.1	94.4	—
Europe	441.6	176.2	24.6

Total	$5,318.9	$3,091.8	$1,842.8

Operating earnings (loss) by operating segment in U.S. dollars were as follows (in millions):

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

United States	$285.4	$173.7	$102.1
Canada	20.0	7.9	—
Australia	27.3	11.0	—
Europe	1.0	0.1	(3.0)

Total	$333.7	$192.7	$99.1

Total assets by operating segment in U.S. dollars were as follows (in millions):

	February 3,	January 28,	January 29,
	2007	2006	2005

United States	$2,618.9	$2,347.8	$897.1
Canada	210.4	210.4	—
Australia	210.7	214.7	—
Europe	309.6	242.9	18.9

Total	$3,349.6	$3,015.8	$916.0

The Canada and Australia segments have a longer history of operations than the Europe segment and their older store base generates more operating earnings than Europe. As stores in Europe mature, the Company expects operating profit to increase. The segment results for the 52 weeks ended January 28, 2006 only include operations from Canada, Australia and most of Europe from October 8, 2005 through January 28, 2006 due to the mergers. Prior to the mergers, the Company’s international operations only included Ireland and the United Kingdom. Having segment results for fiscal 2006 from Canada, Australia and Europe increased international segment sales and operating earnings as a percentage of total sales and operating earnings from 12.4% and 9.9%, respectively, in fiscal 2005 to 19.7% and 14.5%, respectively, in fiscal 2006. Management does not believe that a further comparison of the international segment results for the 53 weeks ended February 3, 2007 would be meaningful.

The notes issued in connection with the mergers are reflected in the U.S. segment. See Note 21 of the consolidated financial statements for more information.

Fiscal 2006 Compared to Fiscal 2005

Sales increased by $2,227.1 million, or 72.0%, to $5,318.9 million in the 53 weeks of fiscal 2006 compared to $3,091.8 million in the 52 weeks of fiscal 2005. Sales for the 53rd week included in fiscal 2006 were $99.1 million. The remaining increase in sales was attributable to approximately $1,408.4 million of sales in EB stores in fiscal 2006 prior to the anniversary of the mergers, approximately $247.1 million in non-comparable store sales resulting from the approximately 800 new GameStop stores opened since January 29, 2005, with the remaining increase of $472.5 million due primarily to an increase in comparable store sales. The comparable store sales increase was 11.9% on a pro forma basis for fiscal 2006 when compared to fiscal 2005 and was expected due to the launch of the Sony PlayStation 3 and Nintendo Wii in November 2006. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The pro forma comparable store sales increase of 11.9% was calculated by using the first 52 weeks of fiscal 2006 compared to the 52 weeks in fiscal 2005.

New video game hardware sales increased $570.5 million or 113.4%, from fiscal 2005 to fiscal 2006, primarily due to the mergers, the 53rd week of sales included in fiscal 2006 and the launches of Microsoft Xbox 360 in November 2005 and Playstation 3 and Nintendo Wii in November 2006. New hardware sales increased as a percentage of sales from 16.3% in fiscal 2005 to 20.2% in fiscal 2006 due primarily to the first full year since the Microsoft Xbox 360 launch and due to the launches of the new platforms in 2006. New video game software sales also increased $767.6 million, or 61.7%, from fiscal 2005 to fiscal 2006, primarily due to the mergers, the 53rd week of sales in fiscal 2006 and a strong lineup of new video game titles. New software sales as a percentage of total sales decreased from 40.3% in fiscal 2005 to 37.8% in fiscal 2006 due to the increase in new hardware sales as a percentage of total sales. Used video game product sales also grew due to the mergers, the 53rd week of sales in fiscal 2006 and the increase in store count, with an increase in sales of $508.0 million, or 62.9%, from fiscal 2005. Sales of other product categories, including PC entertainment and other software and accessories, magazines and trading cards, grew 71.1%, or $381.0 million, from fiscal 2005 to fiscal 2006, primarily due to the mergers and the 53rd week of sales in fiscal 2006.

Cost of sales increased by $1,627.7 million, or 73.3%, from $2,219.8 million in fiscal 2005 to $3,847.5 million in fiscal 2006 as a result of the mergers, the 53rd week of sales in fiscal 2006 and the changes in gross profit discussed below.

Gross profit increased by $599.4 million, or 68.7%, from $872.0 million in fiscal 2005 to $1,471.4 million in fiscal 2006. Gross profit as a percentage of sales decreased from 28.2% in fiscal 2005 to 27.7% in fiscal 2006. This decrease was primarily due to the increase in hardware sales as a percentage of total sales. New hardware sales carry a lower overall gross profit compared to other sales categories. The increase in hardware sales was driven by new product launches in fiscal 2006. The gross profit on new hardware increased from 6.1% of sales in fiscal 2005 to 7.2% in fiscal 2006 due to an emphasis on selling product replacement plans along with hardware platforms. Gross profit as a percentage of sales on new software remained comparable at 21.4% in fiscal 2005 and 21.2% in fiscal 2006. Gross profit as a percentage of sales on other products decreased from 35.8% in fiscal 2005 to 34.4% in fiscal 2006 due to a shift in sales to lower margin products within the other product categories. Gross profit as a percentage of sales on used video game products increased from 47.4% in fiscal 2005 to 49.5% in fiscal 2006 due to increased efforts to monitor margin rates and the application of GameStop’s merchandising algorithms to EB’s used video game category for all of fiscal 2006 compared to only the period following the mergers in fiscal 2005.

Selling, general and administrative expenses increased by $401.1 million, or 67.0%, from $599.0 million in fiscal 2005 to $1,000.1 million in fiscal 2006. The increase was primarily attributable to the mergers, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses as well as expenses from the 53rd week included in fiscal 2006. Selling, general and administrative expenses as a percentage of sales decreased from 19.4% in fiscal 2005 to 18.8% in fiscal 2006. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to synergies obtained from the mergers, including the shut-down of EB’s corporate headquarters and distribution center. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to ($1.0) million in fiscal 2006, compared to $2.6 million in fiscal 2005.

Depreciation and amortization expense increased from $66.4 million in fiscal 2005 to $109.9 million in fiscal 2006. This increase of $43.5 million was due primarily to the mergers, with the remaining increase due to capital expenditures for 421 new GameStop stores and the Company’s new corporate headquarters and distribution facility. Depreciation and amortization expense will increase from fiscal 2006 to fiscal 2007 due to continued capital expenditures for new stores and management information systems.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $21.0 million in stock-based compensation expense for fiscal 2006. In accordance with SFAS 123(R), prior periods have not been restated.

The Company’s results of operations for fiscal 2006 and fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the mergers, which included $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expenses. The $6.8 million and $13.6 million included $1.9 million and $9.0 million, respectively, in charges associated with assets of the Company considered to be impaired as a result of the mergers and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the mergers included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the mergers. The Company does not anticipate incurring any additional merger-related expenses.

Interest income resulting from the investment of excess cash balances increased from $5.1 million in fiscal 2005 to $11.3 million in fiscal 2006 due to interest earned on invested assets. Interest expense increased from $30.4 million in fiscal 2005 to $84.7 million in fiscal 2006 primarily due to the first full year of interest incurred on the senior notes payable and the senior floating rate notes payable and the interest incurred on the note payable to Barnes & Noble in connection with the repurchase of Historical GameStop’s Class B common stock in fiscal 2004. Debt extinguishment expense of $6.1 million was incurred in fiscal 2006 for the loss associated with the Company’s repurchase of $50.0 million of its senior notes payable and $50.0 million of its senior floating rate notes payable.

Income tax expense increased by $36.9 million, from $59.1 million in fiscal 2005 to $96.0 million in fiscal 2006. The Company’s effective tax rate increased from 37.0% in fiscal 2005 to 37.8% in fiscal 2006 due to corporate restructuring. See Note 12 of “Notes to Consolidated Financial Statements” of the Company for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $141.0 million, or 73.2%, from $192.7 million in fiscal 2005 to $333.7 million in fiscal 2006 and an increase in net earnings of $57.5 million, or 57.0%, from $100.8 million in fiscal 2005 to $158.3 million in fiscal 2006.

Fiscal 2005 Compared to Fiscal 2004

Sales increased by $1,249.0 million, or 67.8%, from $1,842.8 million in fiscal 2004 to $3,091.8 million in fiscal 2005. The increase in sales was primarily attributable to approximately $996.8 million in sales from EB for the 16 weeks of its operations owned by the Company, approximately $216.0 million in non-comparable store sales resulting from the 574 net new GameStop stores opened since January 31, 2004 and approximately $29.6 million due to an increase in comparable Historical GameStop store sales of 1.7%. This comparable store sales increase was expected due to the launch of Sony PlayStation Portable in March 2005 and the launch of Microsoft Xbox 360 hardware in November 2005. On a pro forma basis, comparable store sales decreased 1.4% in fiscal 2005. Stores are included in our comparable store sales base beginning in the thirteenth month of operation.

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

Liquidity and Capital Resources

During fiscal 2006, cash provided by operations was $423.5 million, compared to cash provided by operations of $291.4 million in fiscal 2005 and cash provided by operations of $146.0 million in fiscal 2004. The increase in cash provided by operations of $132.1 million from fiscal 2005 to fiscal 2006 resulted from an increase in net income of $57.5 million, primarily due to the addition of EB’s results of operations since the mergers and the 53rd week included in fiscal 2006; an increase in depreciation and amortization of $43.5 million due primarily to the mergers; an increase in the growth in accounts payable and accrued liabilities, net of growth in merchandise inventories and the provision for inventory reserves of $47.9 million caused by growth of the Company and efforts to manage working capital; an increase in the cash provided by prepaid taxes of $43.6 million offset by the change in the effect of the tax benefit realized from the exercise of stock options of $56.0 million; and an increase in the non-cash adjustment for stock-based compensation expense due to the implementation of FAS 123(R) in fiscal 2006 of $20.6 million, all of which were offset by a net decrease in prepaid expenses and other current assets of $41.0 million due primarily to the store growth and the timing of rent payments at the end of the fiscal 2006.

The cash provided by operations during fiscal 2005 was $291.4 million, compared to cash provided by operations of $146.0 million in fiscal 2004. The increase in cash provided by operations of $145.4 million from fiscal 2004 to fiscal 2005 resulted from an increase in net income of $39.9 million, primarily due to EB’s results of operations since the mergers; an increase in depreciation and amortization of $29.7 million due primarily to the mergers; an increase in the growth in accounts payable, net of growth in merchandise inventories, of $26.8 million caused by growth of the Company and efforts to manage working capital; an increase in the growth of accrued liabilities of $29.9 million due primarily to increases in liabilities for customer reservations caused by the growth of the Company; and a net decrease in prepaid expenses of $19.5 million due primarily to the timing of rent payments at the end of the fiscal 2004.

Cash used in investing activities was $125.9 million and $996.8 million during fiscal 2006 and fiscal 2005, respectively. During fiscal 2006, $133.9 million of capital expenditures were primarily used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop, to open new stores in the United States and for international expansion. Also, during the fourth quarter of fiscal 2006, the Company purchased Game Brands Inc., a 72 store video game retailer, for $11.3 million. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the mergers. During fiscal 2005, $886.1 million of cash was used to acquire EB. Our capital expenditures in fiscal 2005 also included approximately $9.7 million to complete the build-out of our new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $101.0 million in capital expenditures was used to open new stores, remodel existing stores and invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop. During fiscal 2004, our capital expenditures included approximately $27.7 million to acquire and begin the build-out of our new corporate headquarters and distribution center facility. The remaining $70.6 million in capital expenditures was used to open new stores, remodel existing stores and invest in information systems.

Cash used in financing activities was $46.7 million during fiscal 2006. Cash flows provided by financing activities were $935.7 million during fiscal 2005. The cash used in financing activities for fiscal 2006 was primarily due to the repurchase of $50.0 million and $50.0 million of principal value of the Company’s Senior Notes and Senior Floating Rate Notes, respectively, and the repayment of long-term debt, including the payoff of the $9.2 million mortgage associated with the Pennsylvania distribution center sold in June 2006 and the $12.2 million principal payment in October 2006 on the Barnes & Noble promissory note. These decreases in cash flows were offset by $33.9 million received for the issuance of shares relating to stock option exercises and $43.7 million for the realization of tax benefits relating to the stock option exercises. The increase in cash flows for fiscal 2005 was primarily due to the issuance of the Senior Notes and the Senior Floating Rate Notes in connection with the mergers.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 421 stores in fiscal 2006 and expect to open approximately 500 to 550 stores in fiscal 2007. Within the next 12 to 18 months, we intend to rebrand all of the EB stores to the GameStop brand. Capital expenditures for fiscal 2007 are projected to be approximately $135.0 million to $145.0 million, to be used primarily to fund new store openings, rebrand EB stores and invest in distribution and information systems in support of operations.

In October 2005, in connection with the mergers, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of February 3, 2007, the applicable margin was 0.0% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375%, for any unused portion of the total commitment under the Revolver.

As of February 3, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $4.3 million.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the mergers, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). Concurrently with the consummation of the mergers on October 8, 2005, EB and its direct and indirect domestic wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into a first supplemental indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture. The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the mergers.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of February 3, 2007 was 9.235% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of February 3, 2007, the unamortized original issue discount was $6.7 million.

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

As of February 3, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement required the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company commenced an exchange offer to exchange the New Notes for the Notes. This exchange offer was completed in June 2006 with 100% participation.

In November 2006, Citibank, N.A. resigned as Trustee for the Notes and Wilmington Trust Company was appointed as the new Trustee for the Notes.

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

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100.0 million of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50.0 million of its Senior Notes, and $50.0 million of its Senior Floating Rate Notes and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $6.1 million.

Subsequently, on February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150.0 million of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. At the time of filing, the Company had repurchased $14.9 million of its Senior Notes and $64.6 million of its Senior Floating Rate Notes pursuant to this new authorization and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $5.1 million.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74.0 million in connection with the repurchase of Historical GameStop’s common shares held by Barnes & Noble. Payments of $37.5 million, $12.2 million and $12.2 million were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final payment of $12.2 million in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9.5 million mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. In June 2006, the outstanding principal balance under the mortgage of approximately $9.2 million was paid in full in conjunction with the sale of the distribution facility.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required interest payments on the Notes and our note payable to Barnes & Noble, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations (in millions) as of February 3, 2007:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Long-Term Debt(1)	$1,242.8	$83.7	$142.6	$384.5	$632.0
Operating Leases	$858.8	$219.0	$333.1	$169.7	$137.0
Purchase Obligations(2)	$626.0	$626.0	$—	$—	$—
Involuntary Employment Termination Costs(3)	$1.2	$1.2	$—	$—	$—

Total	$2,728.8	$929.9	$475.7	$554.2	$769.0

(1)	The long-term debt consists of $600.0 million (principal value), which bears interest at 8.0%, $250.0 million of floating rate notes which bore interest at 9.235% as of February 3, 2007 and $12.2 million which bears interest at 5.5%. Amounts include contractual interest payments (using the interest rate as of February 3, 2007 for the floating rate notes).

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(3)	Involuntary employment termination costs include known, remaining amounts committed to former employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which were closed in the first half of fiscal 2006.

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

The Company has entered into employment agreements with R. Richard Fontaine, Daniel A. DeMatteo, Steven R. Morgan and David W. Carlson. The terms of the employment agreement for Mr. Fontaine and Mr. DeMatteo commenced on April 11, 2005 and continue for a period of three years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Morgan commenced on December 9, 2005 and continues through February 12, 2008, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Carlson commenced on April 3, 2006 and continues for a period of two years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. Mr. Fontaine’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $650,000. Mr. DeMatteo’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $535,000. Mr. Morgan’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $450,000. Mr. Carlson’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $350,000. The Board of Directors of the Company has set Mr. Fontaine’s, Mr. DeMatteo’s, Mr. Morgan’s and Mr. Carlson’s salaries for fiscal 2007 at $1,000,000, $800,000, $500,000 and $400,000, respectively.

As of February 3, 2007, we had standby letters of credit outstanding in the amount of $4.3 million and had cash collateralized bank guarantees outstanding in the amount of $4.1 million. The Company had no standby repurchase obligations outstanding as of February 3, 2007.

Off-Balance Sheet Arrangements

The Company remains contingently liable for the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”). SCAC is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $0.1 million in minimum rent and landlord charges as of February 3, 2007. Mr. Kim has entered into an indemnification agreement with EB with respect to these leases, therefore no accrual was recorded for this contingent obligation.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company operates departments within ten bookstores operated by Barnes & Noble. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these charges amounted to $1.0 million, $0.9 million and $0.9 million, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these allocated charges amounted to $0.8 million, $1.7 million and $2.7 million, respectively.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214,000 shares of common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111.5 million. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, the remaining balance of which is payable in October 2007 and bears interest at 5.5% per annum, payable when the final payment is due. Scheduled principal payments of $37.5 million, $12.2 million and $12.2 million were made in January 2005, October 2005 and October 2006, respectively. Interest expense on the promissory note for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005 totaled $1.1 million, $1.8 million and $1.3 million, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $0.3 million and $0.3 million, respectively.

On November 2, 2002, EB sold its BC Sports Collectibles business to SCAC for cash and the assumption of lease related liabilities. The purchaser, SCAC, is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. As EB remains contingently liable for the BC store leases, Mr. Kim has agreed to indemnify EB against any liabilities associated with these leases.

Recent Accounting Pronouncements

In July 2006, the FASB issued FIN 48, which requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective February 4, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is evaluating the impact of implementing the provisions of FIN 48 on its financial position and future results of operations, but does not expect that the impact will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted of SAB No. 108 in fiscal 2006, which did not have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)(“EITF 06-03”). The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The Company presents such taxes on a net basis for all periods presented.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. The Company is currently assessing the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the mergers include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the floating rate notes would result in a change in the annual interest expense of $2.3 million. The effective rate on the floating rate notes was 9.2350% on February 3, 2007. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The mergers significantly increased our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, EB routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the mergers.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at February 3, 2007 was a liability of $1.9 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate at February 3, 2007 would result in a gain or (loss) in value of the forwards and swaps of $1.8 million or ($1.5 million), respectively. The Company had no Foreign Currency Contracts prior to October 8, 2005.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 3, 2007. Our management’s assessment of the effectiveness of our internal control over financial reporting as of February 3, 2007 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included herein.

April 2, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited management’s assessment, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting appearing under Item 9A of the Annual Report on Form 10-K, that GameStop Corp. maintained effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Management of GameStop Corp. is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the internal control over financial reporting of GameStop Corp. based on our audit.

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

In our opinion, management’s assessment that GameStop Corp. maintained effective internal control over financial reporting as of February 3, 2007, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the COSO. Also, in our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of February 3, 2007, based on the criteria established in Internal Control — Integrated Framework issued by COSO.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of February 3, 2007 and January 28, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 53 week period ended February 3, 2007 and for the 52 week periods ended January 28, 2006 and January 29, 2005. We have also audited the schedule listed in Item 15(a)(2) for this Form 10-K. Our report dated April 2, 2007 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
April 2, 2007

(c) Changes in Internal Controls Over Financial Reporting

At the time of the mergers, EB operated on different information technology systems than the Company. The Company implemented its information technology systems and integrated its internal control processes at EB during fiscal 2006. Changes to certain processes, information technology systems, and other components of internal controls resulting from the acquisition of EB occurred and were evaluated by management as such integration activities were implemented. Other than the impact of the acquisition of EB, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance(*)

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

Item 11.	Executive Compensation(*)

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters(*)

Item 13.	Certain Relationships and Related Transactions, and Director Independence(*)

Item 14.	Principal Accountant Fees and Services(*)(

(*) The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2007 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1) Index and Consolidated Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-2 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K.

(2) Financial Statement Schedules required to be filed by Item 8 of this form:

The following financial statement schedule for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged to Other	Deductions-
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable*	Recoveries	Period
	(In thousands)

Inventory Reserve, deducted from asset accounts
53 Weeks Ended February 3, 2007	$53,277	$50,779	$27,792	$78,032	$53,816
52 Weeks Ended January 28, 2006	14,804	25,103	54,560	41,190	53,277
52 Weeks Ended January 29, 2005	12,274	17,808	9,856	25,134	14,804

*	Includes $36,287 acquired in the mergers and recorded in the 52 weeks ended January 28, 2006.

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)

Exhibit
Number	Description

10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Amended and Restated 2001 Incentive Plan.(9)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(5)
10.7	Amendment to Amended and Restated 2001 Incentive Plan, as amended.(10)
10.8	Amended and Restated Supplemental Compensation Plan.(11)
10.9	Form of Option Agreement.(12)
10.10	Form of Restricted Share Agreement.(12)
10.11	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.12	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.13	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.15	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.16	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.18	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.19	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.20	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(15)
10.22	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(15)
10.23	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(16)
10.24	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial Officers.(18)
21.1	Subsidiaries.

Exhibit
Number	Description

23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. Richard Fontaine
R. Richard Fontaine
Chairman of the Board and Chief Executive Officer

Date: April 4, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 4, 2007

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	April 4, 2007

/s/ Robert A. Lloyd Robert A. Lloyd	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 4, 2007

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	April 4, 2007

/s/ Michael N. Rosen Michael N. Rosen	Secretary and Director	April 4, 2007

/s/ Jerome L. Davis Jerome L. Davis	Director	April 4, 2007

/s/ James J. Kim James J. Kim	Director	April 4, 2007

/s/ Leonard Riggio Leonard Riggio	Director	April 4, 2007

/s/ Stephanie M. Shern Stephanie M. Shern	Director	April 4, 2007

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	April 4, 2007

Name	Capacity	Date

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	April 4, 2007

/s/ Edward A. Volkwein Edward A. Volkwein	Director	April 4, 2007

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 4, 2007

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of February 3, 2007 and January 28, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 53 week period ended February 3, 2007 and for the 52 week periods ended January 28, 2006 and January 29, 2005. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at February 3, 2007 and January 28, 2006 and the results of its operations and its cash flows for the 53 week period ended February 3, 2007 and for each of the 52 week periods ended January 28, 2006 and January 29, 2005, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth herein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share-based payment arrangements in accordance with the provisions of Statement of Financial Accounting Standards No. 123(R) Share-based Payment, on January 29, 2006.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of GameStop Corp.’s internal control over financial reporting as of February 3, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated April 2, 2007 expressed an unqualified opinion thereon.

/s/  BDO Seidman, LLP
BDO Seidman, LLP

Dallas, Texas
April 2, 2007

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	February 3,	January 28,
	2007	2006
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$652,403	$401,593
Receivables, net	34,268	38,738
Merchandise inventories, net	675,385	603,178
Prepaid expenses and other current assets	37,882	16,339
Prepaid taxes	5,545	21,068
Deferred taxes	34,858	41,051

Total current assets	1,440,341	1,121,967

Property and equipment:
Land	10,712	10,257
Buildings and leasehold improvements	305,806	262,908
Fixtures and equipment	425,841	343,897

	742,359	617,062
Less accumulated depreciation and amortization	285,896	184,937

Net property and equipment	456,463	432,125

Goodwill, net	1,403,907	1,392,352
Assets held for sale	—	19,297
Deferred financing fees	14,375	18,561
Deferred taxes	5,804	—
Other noncurrent assets	28,694	31,519

Total other assets	1,452,780	1,461,729

Total assets	$3,349,584	$3,015,821

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$717,868	$543,288
Accrued liabilities	357,013	331,859
Notes payable, current portion	12,176	12,527

Total current liabilities	1,087,057	887,674

Deferred taxes	—	13,640
Senior notes payable, long-term portion, net	593,311	641,788
Senior floating rate notes payable, long-term portion	250,000	300,000
Note payable, long-term portion	412	21,675
Deferred rent and other long-term liabilities	42,926	36,331

Total long-term liabilities	886,649	1,013,434

Total liabilities	1,973,706	1,901,108

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,305 and 145,594 shares issued and outstanding, respectively	152	146
Additional paid-in-capital	1,021,903	921,335
Accumulated other comprehensive income	3,227	886
Retained earnings	350,596	192,346

Total stockholders’ equity	1,375,878	1,114,713

Total liabilities and stockholders’ equity	$3,349,584	$3,015,821

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands, except per share data)

Sales	$5,318,900	$3,091,783	$1,842,806
Cost of sales	3,847,458	2,219,753	1,333,506

Gross profit	1,471,442	872,030	509,300
Selling, general and administrative expenses	1,000,135	598,996	373,364
Depreciation and amortization	109,862	66,355	36,789
Stock-based compensation	20,978	347	—
Merger-related expenses	6,788	13,600	—

Operating earnings	333,679	192,732	99,147
Interest income	(11,338)	(5,135)	(1,919)
Interest expense	84,662	30,427	2,155
Merger-related interest expense	—	7,518	—
Debt extinguishment expense	6,059	—	—

Earnings before income tax expense	254,296	159,922	98,911
Income tax expense	96,046	59,138	37,985

Net earnings	$158,250	$100,784	$60,926

Net earnings per common share — basic	$1.06	$0.87	$0.56

Weighted average shares of common stock — basic	149,924	115,840	109,324

Net earnings per common share — diluted	$1.00	$0.81	$0.53

Weighted average shares of common stock — diluted	158,284	124,972	115,592

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid in	Comprehensive	Retained	Treasury
	Shares	Stock	Capital	Income	Earnings	Stock	Total
	(In thousands)

Balance at January 31, 2004	118,004	$118	$510,597	$296	$118,028	$(35,006)	$594,033
Comprehensive income:
Net earnings for the 52 weeks ended January 29, 2005	—	—	—	—	60,926	—
Foreign currency translation	—	—	—	271	—	—
Total comprehensive income							61,197
Exercise of employee stock options (including tax benefit of $5,082)	2,392	2	14,554	—	—	—	14,556
Repurchase and retirement of common stock	(12,214)	(12)	(24,377)	—	(87,392)	—	(111,781)
Treasury stock acquired, 1,918 shares	—	—	—	—	—	(14,994)	(14,994)

Balance at January 29, 2005	108,182	108	500,774	567	91,562	(50,000)	543,011
Comprehensive income:
Net earnings for the 52 weeks ended January 28, 2006	—	—	—	—	100,784	—
Foreign currency translation	—	—	—	319	—	—
Total comprehensive income							101,103
Elimination of treasury stock	(6,526)	(6)	(49,994)	—	—	50,000	—
Issuance of stock to Electronics Boutique stockholders	40,458	41	437,103	—	—	—	437,144
Stock-based compensation	—	—	347	—	—	—	347
Exercise of employee stock options (including tax benefit of $12,308)	3,480	3	33,105	—	—	—	33,108

Balance at January 28, 2006	145,594	146	921,335	886	192,346	—	1,114,713
Comprehensive income:
Net earnings for the 53 weeks ended February 3, 2007	—	—	—	—	158,250	—
Foreign currency translation	—	—	—	2,341	—	—
Total comprehensive income							160,591
Stock-based compensation	—	—	20,978	—	—	—	20,978
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $45,735)	6,711	6	79,590	—	—	—	79,596

Balance at February 3, 2007	152,305	$152	$1,021,903	$3,227	$350,596	$—	$1,375,878

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net earnings	$158,250	$100,784	$60,926
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	110,176	66,659	37,019
Provision for inventory reserves	50,779	25,103	17,808
Amortization and retirement of deferred financing fees	4,595	1,229	432
Amortization and retirement of original issue discount on senior notes	1,523	316	—
Stock-based compensation expense	20,978	347	—
Deferred taxes	(3,080)	(3,675)	5,402
Loss on disposal and impairment of property and equipment	4,261	11,648	382
Increase in deferred rent and other long-term liabilities	9,702	3,669	5,349
Increase in liability to landlords for tenant allowances, net	1,602	202	1,644
Minority interest	—	—	(96)
Decrease in value of foreign exchange contracts	(4,450)	(2,421)	—
Changes in operating assets and liabilities, net of business acquired
Receivables, net	2,866	(9,995)	(267)
Merchandise inventories	(118,417)	(91,363)	(10,578)
Prepaid expenses and other current assets	(21,543)	19,484	(4,060)
Prepaid taxes	52,663	9,069	9,072
Excess tax benefit realized from exercise of stock options	(43,707)	12,308	5,082
Accounts payable and accrued liabilities	197,306	148,054	17,872

Net cash flows provided by operating activities	423,504	291,418	145,987

Cash flows from investing activities:
Purchase of property and equipment	(133,930)	(110,696)	(98,305)
Merger with Electronics Boutique, net of cash acquired	—	(886,116)	—
Acquisitions, net of cash acquired (including purchase of Game Brands Inc.)	(11,303)	—	(62)
Sale of assets held for sale	19,297	—	—

Net cash flows used in investing activities	(125,936)	(996,812)	(98,367)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	—	641,472	—
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	—	300,000	—
Repurchase of notes payable	(100,000)	—	—
Purchase of treasury shares through repurchase program	—	—	(14,994)
Repurchase of common stock from Barnes & Noble	—	—	(111,781)
Issuance of debt relating to the repurchase of common stock from Barnes & Noble	—	—	74,020
Repayment of debt relating to the repurchase of common stock from Barnes & Noble	(12,173)	(12,173)	(37,500)
Repayment of other debt	(9,441)	(956)	—
Proceeds from exercise of stock options	33,861	20,800	9,474
Excess tax benefit realized from exercise of stock options	43,707	—	—
Net increase in other noncurrent assets and deferred financing fees	(2,609)	(13,466)	(825)

Net cash flows provided by (used in) financing activities	(46,655)	935,677	(81,606)

Exchange rate effect on cash and cash equivalents	(103)	318	73

Net increase (decrease) in cash and cash equivalents	250,810	230,601	(33,913)
Cash and cash equivalents at beginning of period	401,593	170,992	204,905

Cash and cash equivalents at end of period	$652,403	$401,593	$170,992

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

GameStop Corp., formerly known as GSC Holdings Corp., (the “Company” or “GameStop”), is a Delaware corporation formed for the purpose of consummating the business combination (the “mergers”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”), which was completed on October 8, 2005. The Company is the world’s largest retailer of new and used video game systems and software and personal computer entertainment software and related accessories primarily through its GameStop and EB Games trade names, websites (www.gamestop.com and www.ebgames.com) and Game Informer magazine. The Company’s stores, which totaled 4,778 at February 3, 2007, are located in major regional shopping malls and strip centers in the United States, Australia, Canada and Europe. The Company operates its business in four segments: United States, Australia, Canada and Europe.

The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company. The accompanying condensed consolidated statements of operations and cash flows for the 52 weeks ended January 28, 2006 include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the 52 weeks ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks of Historical GameStop’s results. The Company’s operating results for the fiscal year ended February 3, 2007 include 53 weeks for both Historical GameStop and EB. Note 2 provides summary unaudited pro forma information and details on the purchase accounting.

Historical GameStop’s wholly-owned subsidiary Babbage’s Etc. LLC (“Babbage’s”) began operations in November 1996. In October 1999, Babbage’s was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”) and thereafter, Babbage’s became a wholly-owned subsidiary of Funco. In December 2000, Funco changed its name to GameStop, Inc. Historical GameStop was incorporated under the laws of the State of Delaware in August 2001 as a holding company for GameStop, Inc. In February 2002, Historical GameStop completed a public offering of 41,528 shares of Class A common stock at $9.00 per share (the “Offering”). Upon the effective date of the Offering, Historical GameStop’s Board of Directors approved the authorization of 5,000 shares of preferred stock and 300,000 shares of Class A common stock. At the same time, Historical GameStop’s common stock outstanding was converted to 72,018 shares of common stock.

Until October 2004, Barnes & Noble held 72,018 shares of Historical GameStop common stock. In October 2004, Historical GameStop’s Board of Directors authorized a repurchase of 12,214 shares of common stock held by Barnes & Noble. Historical GameStop repurchased the shares at a price equal to $9.13 per share for aggregate consideration of $111,520 before costs of $261. The repurchased shares were immediately retired. On November 12, 2004, Barnes & Noble distributed to its stockholders its remaining 59,804 shares of Historical GameStop’s common stock in a tax-free dividend. All of the outstanding shares of Historical GameStop’s common stock were exchanged for the Company’s common stock.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year-End

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2006 consisted of the 53 weeks ending on February 3, 2007. Fiscal 2005 consisted of the 52 weeks ending on January 28, 2006. Fiscal 2004 consisted of the 52 weeks ending on January 29, 2005.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits, commercial paper and money market investment accounts.

Merchandise Inventories

Our merchandise inventories are carried at the lower of cost or market using the average cost method. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Inventory reserves as of February 3, 2007 and January 28, 2006 were $53,816 and $53,277, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to eight years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. As a result of the mergers and an analysis of assets to be abandoned, the Company impaired retail store assets totaling $9,016 in fiscal 2005 in its United States operating segment and impaired retail store assets totaling $1,936 in its European segment in fiscal 2006. Write-downs incurred by the Company through February 3, 2007 which were not related to the mergers have not been material. Note 2 provides additional information concerning the mergers.

Goodwill

Goodwill, aggregating $339,991 was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s in 1999 by a subsidiary of Barnes & Noble. Goodwill in the amount of $2,931 was recorded in connection with the acquisition of Gamesworld Group Limited in 2003. Goodwill in the amount of $1,074,937 was recorded in connection with the mergers. Goodwill in the amount of $8,083 was recorded in connection with the purchase of Game Brands Inc. in January 2007. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, that companies no longer amortize goodwill, but instead evaluate goodwill for impairment on at least an annual basis. In accordance with the requirements of SFAS 142, the Company completed its annual impairment test of the goodwill attributable to its reporting unit on the first day of the fourth quarter of fiscal 2004 and concluded that none of its goodwill was impaired. Through October 8, 2005, the date of the mergers, the Company determined that it had one reporting unit based upon the similar economic characteristics of its operations. The fair value of this reporting unit was estimated using market capitalization methodologies.

Subsequent to the mergers, the Company determined that it has four reporting units, the United States, Australia, Canada and Europe, based on a combination of geographic areas, the methods in which we analyze performance and division of management responsibility. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the mergers to the four reporting units as of October 8, 2005, the merger date. Additionally, the Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2005 and fiscal 2006 and concluded that none of its goodwill was impaired. Note 7 provides additional information concerning goodwill.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers and are stated net of sales discounts. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for magazine subscriptions and deferred financing plans are included in accrued liabilities (see Note 6).

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

Closed Store Expenses

Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, once the store is vacated, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings are included in selling, general and administrative expenses in the accompanying consolidated statements of operations. Costs associated with closings of Historical GameStop stores which are directly attributable to the mergers are included in merger-related expenses in the accompanying consolidated statements of operations. Note 2 provides additional information concerning stores to be closed in connection with the mergers.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for newspapers and other media during the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, were $16,043, $12,448 and $8,881, respectively.

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

U.S. income taxes have not been provided on remaining undistributed earnings of foreign subsidiaries as of February 3, 2007. The Company did not have undistributed earnings of foreign subsidiaries prior to the mergers. The Company reinvested earnings of foreign subsidiaries in foreign operations since the mergers and expects that future earnings will also be reinvested in foreign operations indefinitely.

Lease Accounting

As previously disclosed, in fiscal 2004, the Company, similar to many other retailers, revised its method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) to conform to generally accepted accounting principles (“GAAP”), as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For all stores opened since the beginning of fiscal 2002, the Company had calculated straight-line rent expense using the initial lease term, but was generally depreciating leasehold improvements over the shorter of their estimated useful lives or the initial lease term plus the option periods. In fiscal 2004, the Company corrected its calculation of straight-line rent expense to include the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and to include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed (“rent holiday”). The Company also corrected its calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. Because the effects of the correction were not material to any previous years, a non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability). Of the $3,312 after-tax adjustment, $1,761 pertained to the accounting for rent holidays, $1,404 pertained to the calculation of straight-line rent expense to include the impact of escalating rents for periods in which the Company is reasonably assured of exercising lease options and $147 pertained to the calculation of depreciation expense for leasehold improvements for the small portion of leases which do not include an option period. The aggregate effect of these corrections relating to prior years was $1,929. The correction does not affect historical or future cash flows or the timing of payments under related leases.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in net income and amounted to ($962), $2,606 and ($20) for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, respectively.

The merger with Electronics Boutique has significantly increased our exposure to foreign currency fluctuations because a larger amount of our business is now transacted in foreign currencies. While Historical GameStop

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of these Foreign Currency Contracts at February 3, 2007 was a liability of $1,892, of which $2,540 is included in accrued liabilities, and $390 is included in other long-term liabilities, with an offsetting amount of $1,038 included in other non-current assets in the accompanying consolidated balance sheet. The aggregate fair value of these Foreign Currency Contracts at January 28, 2006 was a liability of $7,083, of which $6,513 is included in accrued liabilities and the remainder is included in other long-term liabilities in the accompanying consolidated balance sheet. The Company had no forward exchange contracts and currency swaps prior to October 8, 2005.

Net Earnings Per Common Share

Net earnings per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. Note 4 provides additional information regarding net earnings per common share.

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in their financial statements. Previously, companies were required to calculate the estimated fair value of these share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. We chose to disclose the pro forma effect for all periods through January 28, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Following the guidance prescribed in SAB No. 107, on January 29, 2006, the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and accordingly, we have not restated the consolidated results of income from prior interim periods and fiscal years.

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

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, SFAS 123(R) modified the presentation of tax benefits received in excess of amounts determined based on the compensation expense recognized. Previously, such amounts were considered sources of cash in the operating activities section of the Statement of Cash Flows. For periods after adopting SFAS 123(R) under the modified prospective method, such benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the Statement of Cash Flows. Note 13 provides additional information regarding the Company’s stock option plan.

The following table illustrates the effect on net earnings and net earnings per common share if the Company had applied the fair value recognition provisions of SFAS 123 to stock-based employee compensation for the options granted under its plans:

	52 Weeks	52 Weeks
	Ended	Ended
	January 28,	January 29,
	2006	2005
	(In thousands, except per share data)

Net earnings, as reported	$100,784	$60,926
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,666	9,405

Pro forma net earnings	$94,118	$51,521

Net earnings per common share — basic, as reported	$0.87	$0.56

Net earnings per common share — basic, pro forma	$0.81	$0.47

Net earnings per common share — diluted, as reported	$0.81	$0.53

Net earnings per common share — diluted, pro forma	$0.75	$0.45

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The weighted-average fair values of the options granted during the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005 were estimated at $8.42, $4.42 and $3.93, respectively, using the following assumptions:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Volatility	54.5%	57.3%	60.1%
Risk-free interest rate	4.6%	4.2%	3.3%
Expected life (years)	3.0	6.0	6.0
Expected dividend yield	0%	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the note payable to Barnes & Noble reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. The fair values of the Company’s senior notes payable and senior floating rate notes payable in the accompanying consolidated balance sheets are estimated based on recent quotes from brokers. As of February 3, 2007, the senior notes payable and senior floating rate notes payable had a carrying value of $593.3 million and $250.0 million, respectively, and a fair value of $640.5 million and $260.6 million, respectively. As of January 28, 2006, the carrying values of the senior notes payable and the senior floating rate notes payable approximated the fair values due to the recent issuance of these notes in connection with the mergers. Foreign Currency Contracts are recorded at fair market value.

Guarantees

The Company remains contingently liable for the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”). SCAC is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $133 in minimum rent and landlord charges as of February 3, 2007. Mr. Kim has entered into an indemnification agreement with EB with respect to these leases, therefore no accrual was recorded for this contingent obligation.

The Company had bank guarantees relating to international store leases totaling $4,142 as of February 3, 2007.

Vendor Concentration

The Company’s largest vendors worldwide are Microsoft Corp., Sony Computer Entertainment of America, Nintendo of America, Inc. and Electronic Arts, Inc., which accounted for 14%, 13%, 11% and 10%, respectively, of the Company’s new product purchases in fiscal 2006. In fiscal 2005, the Company’s largest vendors, as measured in the U.S. only due to the timing of the mergers, were Sony, Microsoft and Electronic Arts, which accounted for 18%, 13% and 11%, respectively, of the Company’s new product purchases. In fiscal 2004, Company’s largest U.S. vendors were Electronic Arts, Nintendo and Microsoft, which accounted for 14%, 13% and 12%, respectively, of the Company’s new product purchases.

Classifications

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these purchasing, receiving and distribution costs amounted to $22,284, $20,583 and $9,203, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these processing fees amounted to $40,877, $20,905 and $12,014, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current year presentation.

Stock Conversion and Stock Split

On February 7, 2007, following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis (the “Conversion”). In addition, on February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). The effect of the Conversion and the Stock Split has been retroactively applied to all periods presented in the consolidated financial statements and notes thereto.

New Accounting Pronouncements

In July 2006, the FASB issued Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN 48”). FIN 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. We were required to adopt FIN 48 effective February 4, 2007. The cumulative effect of initially adopting FIN 48 is to record an adjustment to opening retained earnings in the year of adoption. Only tax positions that meet the more likely than not recognition threshold at the effective date may be recognized upon adoption of FIN 48. The Company is evaluating the impact of implementing the provisions of FIN 48 on its financial position and future results of operations, but does not expect that the impact will be material.

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS No. 157”). This statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement applies under other accounting pronouncements that require or permit fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact that the adoption of SFAS No. 157 will have on its consolidated financial statements.

In September 2006, the SEC issued Securities and Exchange Commission Staff Accounting Bulletin No. 108 (“SAB No. 108”) in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. SAB No. 108 is effective for fiscal years ending after November 15, 2006. The Company adopted SAB No. 108 in fiscal 2006, which did not have a material impact on its consolidated financial statements.

In June 2006, the Emerging Issues Task Force (“EITF”) ratified its conclusion on EITF No. 06-03, How Taxes Collected From Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross Versus Net Presentation)(“EITF 06-03”). The EITF concluded that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer such as sales, use, value added and certain excise taxes, is an accounting policy decision that should be disclosed in a company’s financial statements. Additionally, companies that record such taxes on a gross basis should disclose the amounts of those taxes in interim and annual financial statements for each period for which an income statement is presented if those amounts are significant. EITF 06-03 is effective for fiscal years beginning after December 15, 2006. The Company presents such taxes on a net basis for all periods presented.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS No. 159”). This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Companies should report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. This statement is effective as of the beginning of an entity’s first fiscal year that begins after November 15,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2007. The Company is currently assessing the potential impact, if any, of the adoption of SFAS No. 159 on its consolidated financial statements.

2.	Acquisitions

On October 8, 2005, Historical GameStop and EB completed their previously announced mergers pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the mergers, Historical GameStop and EB became wholly-owned subsidiaries of the Company. Both management and the respective Boards of Directors of EB and Historical Gamestop believed that the merger of the companies would create significant synergies in operations when the companies were integrated and would enable the Company to increase profitability as a result of combined market share.

Under the terms of the Merger Agreement, Historical GameStop’s stockholders received one share of the Company’s common stock for each share of Historical GameStop’s common stock owned. Approximately 104,135 shares of the Company’s common stock were issued in exchange for all outstanding common stock of Historical GameStop based on the one-for-one ratio. EB stockholders received $19.08 in cash and .39398 of a share of the Company’s common stock for each EB share owned. In aggregate, 40,458 shares of the Company’s Class A common stock were issued to EB stockholders at a value of approximately $437,144 (based on the closing price of $10.81 per share of Historical GameStop’s Class A common stock on April 15, 2005, the last trading day before the date the merger was announced). In addition, approximately $993,254 in cash was paid in consideration for (i) all outstanding common stock of EB, and (ii) all outstanding stock options of EB. Including transaction costs of $13,558 incurred by Historical GameStop, the total consideration paid was approximately $1,443,956.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes unaudited pro forma financial information assuming the mergers had occurred on the first day of each period presented. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of our future consolidated results of operations. At the time of the mergers, management expected to realize operating synergies from reduced costs in logistics, marketing, and administration. The unaudited pro forma information does not reflect these potential synergies or expenses associated with the mergers or integration activities:

	52 Weeks	52 Weeks
	Ended	Ended
	January 28,	January 29,
	2006	2005
	(In thousands, except per
	share data)

Sales	$4,393,890	$3,827,685
Cost of sales	3,154,928	2,786,554

Gross profit	1,238,962	1,041,131
Selling, general and administrative expenses	930,767	788,413
Depreciation and amortization	94,288	77,964

Operating earnings	213,907	174,754
Interest income	(6,717)	(1,998)
Interest expense	85,056	72,217

Earnings before income tax expense	135,568	104,535
Income tax expense	49,482	38,477

Net earnings	$86,086	$66,058

Net earnings per common share — basic	$0.60	$0.44

Weighted average shares of common stock — basic	143,850	149,782

Net earnings per common share — diluted	$0.56	$0.42

Weighted average shares of common stock — diluted	152,982	156,050

In connection with the mergers, the Company incurred merger-related costs and integration activities which resulted in involuntary employment terminations, lease terminations, disposals of property and equipment and other costs and expenses. The liability for involuntary termination benefits covered severance amounts, payroll taxes and benefit costs for approximately 680 employees, primarily in general and administrative functions in EB’s Pennsylvania corporate office and distribution center and Nevada call center, which were closed in fiscal 2006. Termination of these employees began in October 2005 and was completed in fiscal 2006. The Pennsylvania corporate office and distribution center were owned facilities that were sold in June 2006. These assets were classified in the January 28, 2006 balance sheet as “Assets held for sale.”

The liability for lease terminations is associated with stores to be closed. If the Company is unsuccessful in negotiating lease terminations or sublease agreements, the lease liability will be paid over the remaining lease terms, the majority of which expire in the next 3 to 5 years, with the last of such leases expiring in 2015. The Company intends to close these stores in the next 9 to 12 months. The disposals of property and equipment are related to assets which were either impaired or have been either abandoned or disposed of due to the mergers. Certain costs associated with the disposition of these assets remained as accrued until the assets were disposed of and the costs were paid. The disposition of property and equipment was completed in fiscal 2006.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger-related costs include professional fees, financing costs and other costs associated with the mergers and include certain costs associated with integrating the operations of Historical GameStop and EB, including relocation costs. The Company completed all integration activities in fiscal 2006. Rebranding of EB stores to the GameStop name is expected to be completed in the next 12 to 18 months.

The following table represents the activity during the 52 weeks ended January 28, 2006 and the 53 weeks ended February 3, 2007 associated with the mergers and related liabilities:

				Write-Offs
	Balance at	Charged to	Charged to	and		Balance at
	Beginning of	Acquisition	Costs and	Non-Cash	Cash	End of
	Period	Costs	Expenses	Charges	Payments	Period
	(In thousands)

Balance at January 29, 2005	$—	$—	$—	$—	$—	$—
Severance and employee related costs	—	17,889	—	—	4,984	12,905
Lease terminations	—	10,641	—	—	584	10,057
Disposal of property and equipment	—	2,494	10,649	10,649	—	2,494
Merger costs, bridge financing and other	—	34,669	10,469	496	42,009	2,633

Balance at January 28, 2006	—	65,693	21,118	11,145	47,577	28,089

Severance and employee related costs	12,905	(2,913)	—	(385)	9,735	642
Lease terminations	10,057	1,346	—	—	3,867	7,536
Disposal of property and equipment	2,494	—	—	815	1,679	—
Merger costs, bridge financing and other	2,633	148	—	976	1,805	—

Balance at February 3, 2007	$28,089	$(1,419)	$—	$1,406	$17,086	$8,178

Severance and employment related costs totaling $493 were charged to acquisition costs and paid for the Europe segment and merger costs totaling $77, $52 and $3 were charged to acquisition costs and paid for the Europe, Canada and Australia segments, respectively. All other merger costs and related liabilities were incurred for the U.S. segment.

On January 13, 2007, the Company purchased Game Brands Inc., a 72 store video game retailer operating under the name Rhino Video Games, for $11,344. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of the purchase price over the net assets acquired, in the amount of $8,083 has been recorded as goodwill. In addition, merger-related costs and related liabilities of $612 related to the Game Brands Inc. purchase have been accrued for and are included in accrued liabilities in the February 3, 2007 consolidated balance sheet. The pro forma effect assuming the acquisition of Game Brands Inc. at the beginning of fiscal 2006 and fiscal 2005 is not material.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Vendor allowances received and netted against advertising expenses were $49,585 in the 53 weeks ended February 3, 2007 and $32,161 and $21,913 in the 52 weeks ended January 28, 2006 and January 29, 2005, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $117,082 for the 53 weeks ended February 3, 2007 and $74,690 and $29,917 for the 52 weeks ended January 28, 2006 and January 29, 2005, respectively, less $1,377, $4,150 and $66, respectively, for the effect of the amounts deferred as a reduction in inventory.

4.	Computation of Net Earnings per Common Share

As of February 3, 2007 the Company had two classes of common stock. Subsequent to February 3, 2007, the Company completed the Conversion and the Stock Split and now has only Class A common stock outstanding and computed earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands, except per share data)

Net earnings	$158,250	$100,784	$60,926

Weighted average common shares outstanding	149,924	115,840	109,324
Dilutive effect of options and warrants on common stock	8,360	9,132	6,268

Common shares and dilutive potential common shares	158,284	124,972	115,592

Net earnings per common share:
Basic	$1.06	$0.87	$0.56

Diluted	$1.00	$0.81	$0.53

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

53 Weeks Ended February 3, 2007	16	—	2009
52 Weeks Ended January 28, 2006	240	$17.94	2015
52 Weeks Ended January 29, 2005	60	$10.63	2012

5.	Receivables, Net

Receivables consist primarily of bankcard receivables and other receivables. Other receivables include receivables from Game Informer magazine advertising customers, receivables from landlords for tenant allowances and receivables from vendors for merchandise returns, vendor marketing allowances and various other programs.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible. Receivables consisted of the following:

	February 3,	January 28,
	2007	2006
	(In thousands)

Bankcard receivables	$22,081	$19,017
Other receivables	16,019	21,210
Allowance for doubtful accounts	(3,832)	(1,489)

Total receivables, net	$34,268	$38,738

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	February 3,	January 28,
	2007	2006
	(In thousands)

Customer liabilities	$111,213	$89,053
Deferred revenue	56,049	40,808
Accrued rent	16,074	13,501
Accrued interest	21,240	19,943
Employee compensation and related taxes	47,448	36,543
Accrued merger costs and expenses (Note 2)	8,790	28,089
Other taxes	34,851	20,917
Other accrued liabilities	61,348	83,005

Total accrued liabilities	$357,013	$331,859

7.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended January 28, 2006 and the 53 weeks ended February 3, 2007 were as follows:

	United States	Canada	Australia	Europe	Total
	(In thousands)

Balance at January 29, 2005	$317,957	$—	$—	$2,931	$320,888
Cost relating to the acquisition of Electronics Boutique	773,100	116,818	146,419	35,127	1,071,464
Impairment for the 52 weeks ended January 28, 2006	—	—	—	—	—

Balance at January 28, 2006	1,091,057	116,818	146,419	38,058	1,392,352
Additional cost relating to the acquisition of Electronics Boutique	(1,051)	—	805	3,718	3,472
Cost relating to the acquisition of Game Brands Inc.	8,083	—	—	—	8,083
Impairment for the 53 weeks ended February 3, 2007	—	—	—	—	—

Balance at February 3, 2007	$1,098,089	$116,818	$147,224	$41,776	$1,403,907

Intangible assets consist of non-compete agreements, point-of-sale software and amounts attributed to favorable leasehold interests acquired in the mergers and are included in other non-current assets in the consolidated

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. Note 2 provides additional information regarding intangible assets.

The deferred financing fees associated with the Company’s revolving credit facility and the senior floating rate notes and senior notes issued in connection with the financing of the mergers are separately shown in the consolidated balance sheet. The deferred financing fees are being amortized over five, six and seven years to match the terms of the revolving credit facility, the senior floating rate notes and the senior notes, respectively. The changes in the carrying amount of deferred financing fees and intangible assets for the 52 weeks ended January 28, 2006 and the 53 weeks ended February 3, 2007 were as follows:

	Deferred	Intangible
	Financing Fees	Assets
	(In thousands)

Balance at January 29, 2005	$566	$—
Addition for the acquisition of Electronics Boutique, including senior notes payable and senior floating rate notes payable issued and revolving credit facility entered into in October 2005	19,617	20,731
Write-off of deferred financing fees remaining on June 2004 revolving credit facility	(393)	—
Amortization for the 52 weeks ended January 28, 2006	(1,229)	(1,212)

Balance at January 28, 2006	18,561	19,519
Addition for the exchange offer in May 2006	409	—
Write-off of deferred financing fees remaining on repurchased senior notes and senior floating rate notes (see Note 8)	(1,445)	—
Amortization for the 53 weeks ended February 3, 2007	(3,150)	(4,974)

Balance at February 3, 2007	$14,375	$14,545

The gross carrying value and accumulated amortization of deferred financing fees as of February 3, 2007 were $20,061 and $5,686, respectively. The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Intangible
Year Ended	Financing Fees	Assets
	(In thousands)

January 2008	$2,959	$4,494
January 2009	2,959	3,582
January 2010	2,956	2,689
January 2011	2,699	2,019
January 2012	1,959	820

	$13,532	$13,604

8.	Debt

In October 2005, in connection with the mergers, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and the borrower subsidiaries, including limitations on asset sales, additional liens, and the incurrence of additional indebtedness.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of February 3, 2007 the applicable margin was 0.0% for prime rate loans and 1.50% for LIBO rate loans. In addition, the Company is required to pay a commitment fee, currently 0.375% as of February 3, 2007, for any unused portion of the total commitment under the Revolver.

As of February 3, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $4,251.

On September 28, 2005, the Company, along with GameStop, Inc. (which was then a direct wholly-owned subsidiary of Historical GameStop and is now, as a result of the mergers, an indirect wholly-owned subsidiary of the Company) as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). Concurrently with the consummation of the merger on October 8, 2005, EB and its direct and indirect domestic wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into a first supplemental indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture. The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the mergers.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of February 3, 2007 was 9.235% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of February 3, 2007, the unamortized original issue discount was $6,689.

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

As of February 3, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The offering of the Notes was conducted in a private transaction under Rule 144A under the United States Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. In connection with the closing of the offering, the Issuers also entered into a registration rights agreement, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto (the “Registration Rights Agreement”). The Registration Rights Agreement required the Issuers to, among other things, (1) file a registration statement with the SEC to be used in connection with the exchange of the Notes for publicly registered notes with substantially identical terms, (2) use their reasonable best efforts to cause the registration statement to be declared effective within 210 days from the date the Notes were issued, and (3) use their commercially reasonable efforts to consummate the exchange offer with respect to the Notes within 270 days from the date the Notes were issued. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC on May 10, 2006 and the Company commenced an exchange offer to exchange the New Notes for the Notes. This exchange offer was completed in June 2006 with 100% participation.

In November 2006, Citibank, N.A. resigned as Trustee for the Notes and Wilmington Trust Company was appointed as the new Trustee for the Notes.

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

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $6,059, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

Subsequently, on February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Floating Rate Notes and Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. At the time of filing, the Company had repurchased $14,925 of its Senior Notes and $64,620 of its Senior Floating Rate Notes pursuant to this new authorization and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt is $5,114.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s common shares held by Barnes & Noble. Payments of $37,500, $12,173 and $12,173 were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final payment of $12,173 in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On May 25, 2005, a subsidiary of EB closed on a 10-year, $9,450 mortgage agreement collateralized by a new 315,000 square foot distribution facility located in Sadsbury Township, Pennsylvania. In June 2006, the outstanding principal balance under the mortgage of approximately $9,200 was paid in full in conjunction with the sale of the distribution facility.

Maturities on debt, gross of the unamortized original issue discount of $6,689 on the Senior Notes, are as follows:

Year Ended	Amount
(In thousands)

January 2008	$12,176
January 2009	86
January 2010	326
January 2011	—
January 2012	250,000
Thereafter	600,000

$862,588

9.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consisted of the following:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Net earnings	$158,250	$100,784	$60,926
Other comprehensive income:
Foreign currency translation adjustments	2,341	319	271

Total comprehensive income	$160,591	$101,103	$61,197

10.	Leases

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate rental expenses under operating leases were as follows:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Minimum	$226,974	$126,562	$76,466
Percentage rentals	13,819	8,620	4,471

	$240,793	$135,182	$80,937

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 3, 2007 are approximately:

Year Ended	Amount
(In thousands)

January 2008	$219,008
January 2009	187,702
January 2010	145,437
January 2011	101,116
January 2012	68,552
Thereafter	136,954

$858,769

11.	Litigation

On October 19, 2004, Milton Diaz filed a complaint against a subsidiary of EB in the U.S. District Court for the Western District of New York. Mr. Diaz claimed to represent a group of current and former employees to whom Electronics Boutique of America Inc. (“EBOA”) allegedly failed to pay minimum wages and overtime compensation in violation of the Fair Labor Standards Act (“FLSA”) and New York law. The plaintiff, joined by four other former employees, moved to conditionally certify a group of similarly situated individuals under the FLSA and in March 2005, there was a hearing on this motion. In March 2005, plaintiffs filed a motion on behalf of current and former store managers and assistant store managers in New York to certify a class under New York wage and hour laws. In August 2005, EBOA filed a motion for summary judgment as to certain claims and renewed its request that certification of the claims be denied. On October 17, 2005, the District Court issued an Order denying plaintiffs’ request for conditional certification under the FLSA and for class certification of plaintiffs’ New York claims. Plaintiffs requested permission from the Second Circuit Court of Appeals to appeal the District Court’s Order denying class certification of their New York claims. EBOA’s summary judgment motion was scheduled to be heard in December 2005. Before the hearing on the summary judgment motion, the parties agreed to attempt to resolve the matter without further litigation. The matter now has been resolved and both the District Court and Second Circuit proceedings have been dismissed with prejudice. The settlement did not have a material impact on the Company’s financial position or results of operations.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On April 18, 2006, former and current store managers Charles Kohler, James O. Little, III, Jason Clayton, Nick Quintois, Kirk Overby and Amy Johnson (collectively the “plaintiffs”) filed a complaint against the Company in the U.S. District Court for the Eastern District of Louisiana, alleging that GameStop’s salaried retail managers were misclassified as exempt in violation of the FLSA and should have been paid overtime. The plaintiffs sought to represent all current and former salaried retail managers who were employed by GameStop (as well as a subsidiary of EB) for the three years before April 18, 2006. The Company filed a motion to dismiss, transfer or stay the case based on the pendency of a prior action. After the parties fully briefed the motion but were still awaiting the court’s decision, they negotiated a settlement of the plaintiffs’ individual claims. In November 2006, the court approved the settlement and the case has been dismissed. The settlement did not have a material impact on the Company’s financial position or results of operations.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s operations or financial condition.

12.	Income Taxes

The provision for income tax consisted of the following:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Current tax expense (benefit):
Federal	$32,127	$40,251	$23,780
State	2,370	2,300	4,355
Foreign	18,894	7,954	(634)

	53,391	50,505	27,501

Deferred tax expense (benefit):
Federal	571	(3,093)	5,228
State	(2,149)	(894)	6
Foreign	(1,502)	312	168

	(3,080)	(3,675)	5,402

Charge in lieu of income taxes, relating to the tax effect of stock option tax deduction	45,735	12,308	5,082

Total income tax expense	$96,046	$59,138	$37,985

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of earnings (loss) before income tax expense consisted of the following:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

United States	$211,814	$142,362	$101,961
International	42,482	17,560	(3,050)

Total	$254,296	$159,922	$98,911

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.0	1.1	3.3
Foreign income taxes	0.7	1.4	0.6
Other (including permanent differences)	0.1	(0.5)	(0.5)

	37.8%	37.0%	38.4%

The Company’s effective tax rate increased from 37.0% in the 52 weeks ended January 28, 2006 to 37.8% in the 53 weeks ended February 3, 2007 due to corporate restructuring.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	February 3,	January 28,
	2007	2006
	(In thousands)

Deferred tax asset:
Allowance for doubtful accounts	$669	$816
Inventory capitalization costs	2,504	2,743
Inventory obsolescence reserve	14,573	16,603
Organization costs	104	160
Accrued liabilities	1,236	8,688
Gift certificate liability	6,951	5,155
Deferred rents	8,131	9,682
Deferred compensation	499	(5)
Stock-based compensation	7,842	—
Merger-related liabilities	1,237	9,702
Foreign net operating losses	12,243	3,360
Translation adjustment	181	634
Accrued state taxes	(230)	194

Total deferred tax assets	55,940	57,732

Deferred tax liabilities:
Goodwill	(23,504)	(24,459)
Prepaid expenses	(2,664)	(3,062)
Valuation allowance	(1,585)	—
Restructuring accruals	(522)	—
Fixed assets	12,202	(2,136)
Foreign dividend	(1,400)	(286)
Accrued state taxes	2,195	(378)

Total deferred tax liabilities	(15,278)	(30,321)

Net	$40,662	$27,411

Financial statements:
Current deferred tax assets	$34,858	$41,051

Non-current deferred tax assets (liabilities)	$5,804	$(13,640)

The valuation allowance primarily represents the tax benefits of certain foreign net operating loss carryforwards and other deferred tax assets which may expire without being utilized.

13.	Stock Incentive Plan

Effective October 2005, the Company’s stockholders voted to amend the Amended and Restated 2001 Incentive Plan of Historical GameStop (the “Option Plan”) to provide for issuance under the Option Plan of the Company’s Class A common stock. The Option Plan provides a maximum aggregate amount of 40,000 shares of

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares.

Stock Options

A summary of the status of the Company’s stock options is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Thousands of shares)

Balance, January 31, 2004	22,614	$4.82
Granted	3,352	$9.20
Exercised	(2,392)	$3.97
Forfeited	(762)	$8.41

Balance, January 29, 2005	22,812	$5.43

Granted	4,444	$10.32
Exercised	(3,480)	$5.98
Forfeited	(864)	$9.73

Balance, January 28, 2006	22,912	$6.16

Granted	3,260	$20.68
Exercised	(6,660)	$5.08
Forfeited	(756)	$17.57

Balance, February 3, 2007	18,756	$8.64

The following table summarizes information as of February 3, 2007 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$ 1.76 — $ 2.25	6,226	4.33	$2.24	6,226	$2.24
$ 5.90 — $ 6.36	650	6.18	$5.97	650	$5.97
$ 7.55 — $ 8.24	250	7.02	$7.76	196	$7.82
$ 9.00 — $10.63	8,674	6.47	$9.43	5,600	$9.18
$17.94 — $20.68	2,956	8.99	$20.46	80	$17.94

$ 1.76 — $20.68	18,756	6.16	$8.64	12,752	$5.66

The total intrinsic value of options exercised during the fiscal years ended February 3, 2007, January 28, 2006, and January 29, 2005 was $123,788, $33,264, and $13,408, respectively. The intrinsic value of options exercisable and options outstanding was $271,485 and $343,457, respectively, as of February 3, 2007.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 53 weeks ended February 3, 2007, the Company

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

included compensation expense relating to the grant of these options in the amount of $16,629 in stock-based compensation expense in the accompanying consolidated statements of operations. As of February 3, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was $21,673 which is expected to be recognized over a weighted average period of 1.0 years.

Subsequent to the fiscal year ended February 3, 2007, an additional 939 options to purchase our Class A common stock at an exercise price of $26.68 per share were granted under our Amended and Restated 2001 Incentive Plan, as amended (the “Incentive Plan”). The options vest in equal installments over three years and expire in February 2017.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of the Company’s restricted stock awards activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Thousands of shares)

Nonvested shares at January 31, 2004	—	$—
Nonvested shares at January 29, 2005	—	—
Granted	100	17.94

Nonvested shares at January 28, 2006	100	17.94
Granted	532	20.86
Vested	(50)	17.94

Nonvested shares at February 3, 2007	582	$20.61

The 100 shares of restricted stock granted in fiscal 2005 vest in equal installments over two years; 50 of which were issued in fiscal 2006. In fiscal 2006, the 532 shares of restricted stock granted vest in either equal installments over three years or in total at the end of three years depending on the grant.

During the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, the Company included compensation expense relating to the grant of these restricted shares in the amount of $4,349 and $347, respectively, in stock-based compensation expense in the accompanying consolidated statements of operations. As of February 3, 2007, there was $8,176 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.

Subsequent to the fiscal year ended February 3, 2007, an additional 956 shares of restricted stock were granted under the Incentive Plan, which vest over three years.

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, up to a maximum of $15,000 a year, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, were $1,992, $1,333 and $992, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Certain Relationships and Related Transactions

The Company operates departments within ten bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these charges amounted to $996, $857 and $859, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005, these allocated charges amounted to $812, $1,726 and $2,662, respectively.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. The repurchase price per share was determined by using a discount of 3.5% on the last reported trade of Historical GameStop’s common stock on the New York Stock Exchange prior to the time of the transaction. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments and bears interest at 5.5% per annum, payable when principal installments are due. The Company made scheduled principal payments of $37,500, $12,173 and $12,173 on the promissory note in January 2005, October 2005 and October 2006, respectively. Interest expense on the promissory note for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 and January 29, 2005 totaled $1,148, $1,785 and $1,271, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $348 and $255, respectively.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	53 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	February 3,		January 28,		January 29,
	2007		2006		2005
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,073.7	20.2%	$503.2	16.3%	$209.2	11.4%
New video game software	2,012.5	37.8%	1,244.9	40.3%	776.7	42.1%
Used video game products	1,316.0	24.8%	808.0	26.1%	511.8	27.8%
Other	916.7	17.2%	535.7	17.3%	345.1	18.7%

Total	$5,318.9	100.0%	$3,091.8	100.0%	$1,842.8	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	53 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	February 3,		January 28,		January 29,
	2007		2006		2005
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$77.0	7.2%	$30.9	6.1%	$8.5	4.1%
New video game software	427.3	21.2%	266.5	21.4%	151.9	19.6%
Used video game products	651.9	49.5%	383.0	47.4%	231.6	45.3%
Other	315.2	34.4%	191.6	35.8%	117.3	34.0%

Total	$1,471.4	27.7%	$872.0	28.2%	$509.3	27.6%

17.	Segment Information

Following the completion of the mergers, the Company now operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before net interest expense and income taxes. Transactions between reportable segments consist primarily of intersegment loans and related interest.

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended February 3, 2007	States	Canada	Australia	Europe	Other	Consolidated

Sales	$4,269.5	$319.7	$288.1	$441.6	$—	$5,318.9
Depreciation and amortization	85.3	6.6	6.3	11.7	—	109.9
Operating earnings	285.4	20.0	27.3	1.0	—	333.7
Interest income	(16.8)	(0.8)	(1.5)	(8.5)	16.3	(11.3)
Interest expense	84.3	—	0.1	16.6	(16.3)	84.7
Earnings (loss) before income tax expense	211.8	20.9	28.7	(7.1)	—	254.3
Income tax expense	78.6	7.4	8.8	1.2	—	96.0
Goodwill	1,098.1	116.8	147.2	41.8	—	1,403.9
Other long-lived assets	343.2	32.5	25.4	104.2	—	505.3
Total assets	2,618.9	210.4	210.7	309.6	—	3,349.6

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended January 28, 2006	States	Canada	Australia	Europe	Other	Consolidated

Sales	$2,709.8	$111.4	$94.4	$176.2	$—	$3,091.8
Depreciation and amortization	58.6	2.6	1.9	3.3	—	66.4
Operating earnings	173.7	7.9	11.0	0.1	—	192.7
Interest income	(9.1)	(0.2)	(0.3)	(1.3)	5.8	(5.1)
Interest expense	32.9	0.2	—	3.1	(5.8)	30.4
Earnings (loss) before income tax expense (benefit)	142.4	7.9	11.2	(1.6)	—	159.9
Income tax expense	50.9	2.8	3.2	2.2	—	59.1
Goodwill	1,091.1	116.8	146.4	38.1	—	1,392.4
Other long-lived assets	359.1	37.6	21.0	83.8	—	501.5
Total assets	2,347.8	210.4	214.7	242.9	—	3,015.8

	United
Fiscal Year Ended January 29, 2005	States	Canada	Australia	Europe	Other	Consolidated

Sales	$1,818.2	$—	$—	$24.6	$—	$1,842.8
Depreciation and amortization	36.2	—	—	0.6	—	36.8
Operating earnings (loss)	102.1	—	—	(3.0)	—	99.1
Interest income	(1.8)	—	—	(0.1)	—	(1.9)
Interest expense	2.0	—	—	0.1	—	2.1
Earnings (loss) before income tax expense (benefit)	101.9	—	—	(3.0)	—	98.9
Income tax expense (benefit)	38.6	—	—	(0.6)	—	38.0
Goodwill	318.0	—	—	2.9	—	320.9
Other long-lived assets	164.9	—	—	5.6	(0.4)	170.1
Total assets	897.5	—	—	18.9	(0.4)	916.0

18.	Supplemental Cash Flow Information

	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	February 3,	January 28,	January 29,
	2007	2006	2005
	(In thousands)

Cash paid during the period for:
Interest	$81,732	$9,258	$1,447

Income taxes	59,620	40,434	19,903

Subsidiaries acquired:
Goodwill	8,083	1,071,464	62
Cash received in acquisition	41	120,696	—
Net assets acquired (or liabilities assumed)	3,220	251,796	—
Issuance of common shares to EB Stockholders	—	(437,144)	—

Cash paid	$11,344	$1,006,812	$62

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Repurchase of Equity Securities

In March 2003, the Historical GameStop Board of Directors authorized a common stock repurchase program for the purchase of up to $50,000 of Historical GameStop’s common shares. Historical GameStop was authorized to repurchase shares from time to time in the open market or through privately negotiated transactions, depending on prevailing market conditions and other factors. During the 52 weeks ended January 29, 2005, Historical GameStop repurchased 1,918 shares at an average share price of $7.82. From the inception of this repurchase program through January 29, 2005, Historical GameStop repurchased 6,526 shares at an average share price of $7.66, totaling $50,000, and, as of January 29, 2005, had no amount remaining available for purchases under this repurchase program. The repurchased shares were held in treasury until the consummation of the mergers, at which time they were retired.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop’s Class B common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. The repurchased shares were immediately retired.

20.	Shareholders’ Equity

On February 7, 2007, following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis. In addition, on February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007.

The holders of Class A common stock are entitled to one vote per on all matters to be voted on by stockholders. Holders of Class A common stock will share in any dividend declared by the board of directors, subject to any preferential rights of any outstanding preferred stock. In the event of our liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock after payment in full of any amounts required to be paid to holders of preferred stock.

In connection with the mergers, the Company adopted a rights agreement substantially similar to the rights agreement adopted by Historical GameStop. Under the Company’s rights agreement, one right (a “Right”) is attached to each outstanding share of the Company’s common stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding common stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding common stock.

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

The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s Directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At February 3, 2007, there were no shares of Series A Preferred Stock outstanding.

21.	Consolidating Financial Statements

In order to finance the mergers, as described in Note 8, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect domestic wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following condensed consolidating financial statements present the financial position as of February 3, 2007 and January 28, 2006 and results of operations and cash flows for the fiscal years ended February 3, 2007, January 28, 2006 and January 29, 2005 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$582,514	$69,889	$—	$652,403
Receivables, net	51,978	9,010	(26,720)	34,268
Merchandise inventories, net	495,137	180,248	—	675,385
Prepaid expenses and other current assets	30,528	7,354	—	37,882
Prepaid taxes	11,012	(5,467)	—	5,545
Deferred taxes	33,152	1,706	—	34,858

Total current assets	1,204,321	262,740	(26,720)	1,440,341

Property and equipment:
Land	2,670	8,042	—	10,712
Buildings and leasehold improvements	212,286	93,520	—	305,806
Fixtures and equipment	348,576	77,265	—	425,841

	563,532	178,827	—	742,359
Less accumulated depreciation and amortization	237,838	48,058	—	285,896

Net property and equipment	325,694	130,769	—	456,463

Investment	517,332	—	(517,332)	—
Goodwill, net	1,098,089	305,818	—	1,403,907
Deferred financing fees	14,356	19	—	14,375
Deferred taxes	(6,329)	12,133	—	5,804
Other noncurrent assets	9,547	19,147	—	28,694

Total other assets	1,632,995	337,117	(517,332)	1,452,780

Total assets	$3,163,010	$730,626	$(544,052)	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$569,435	$148,433	$—	$717,868
Accrued liabilities	321,944	61,789	(26,720)	357,013
Note payable, current portion	12,173	3	—	12,176

Total current liabilities	903,552	210,225	(26,720)	1,087,057

Senior notes payable, long-term portion, net	593,311	—	—	593,311
Senior floating rate notes payable, long-term portion	250,000	—	—	250,000
Notes payable, long-term portion	—	412	—	412
Deferred rent and other long-term liabilities	40,269	2,657	—	42,926

Total long-term liabilities	883,580	3,069	—	886,649

Total liabilities	1,787,132	213,294	(26,720)	1,973,706

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	50,306	(50,306)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,305 shares issued and outstanding	152	16,305	(16,305)	152
Additional paid-in-capital	1,021,903	360,401	(360,401)	1,021,903
Accumulated other comprehensive income (loss)	3,227	(2,738)	2,738	3,227
Retained earnings	350,596	93,058	(93,058)	350,596

Total stockholders’ equity (deficit)	1,375,878	517,332	(517,332)	1,375,878

Total liabilities and stockholders’ equity (deficit)	$3,163,010	$730,626	$(544,052)	$3,349,584

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
	2006	2006	Eliminations	2006
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$328,923	$72,670	$—	$401,593
Receivables, net	87,039	12,228	(60,529)	38,738
Merchandise inventories, net	470,013	133,165	—	603,178
Prepaid expenses and other current assets	11,016	5,323	—	16,339
Prepaid taxes	21,534	(466)	—	21,068
Deferred taxes	39,659	1,392	—	41,051

Total current assets	958,184	224,312	(60,529)	1,121,967

Property and equipment:
Land	2,000	8,257	—	10,257
Buildings and leasehold improvements	194,069	68,839	—	262,908
Fixtures and equipment	288,060	55,837	—	343,897

	484,129	132,933	—	617,062
Less accumulated depreciation and amortization	177,241	7,696	—	184,937

Net property and equipment	306,888	125,237	—	432,125

Investment	463,619	—	(463,619)	—
Goodwill, net	1,091,057	301,295	—	1,392,352
Assets held for sale	19,297	—	—	19,297
Deferred financing fees	18,536	25	—	18,561
Other noncurrent assets	14,341	17,178	—	31,519

Total other assets	1,606,850	318,498	(463,619)	1,461,729

Total assets	$2,871,922	$668,047	$(524,148)	$3,015,821

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$435,128	$108,160	$—	$543,288
Accrued liabilities	286,505	105,883	(60,529)	331,859
Note payable, current portion	12,452	75	—	12,527

Total current liabilities	734,085	214,118	(60,529)	887,674

Deferred taxes	24,625	(10,985)	—	13,640
Senior notes payable, long-term portion, net	641,788	—	—	641,788
Senior floating rate notes payable, long-term portion	300,000	—	—	300,000
Notes payable, long-term portion	21,189	486	—	21,675
Deferred rent and other long-term liabilities	35,522	809	—	36,331

Total long-term liabilities	1,023,124	(9,690)	—	1,013,434

Total liabilities	1,757,209	204,428	(60,529)	1,901,108

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	47,313	(47,313)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 145,594 shares issued and outstanding	146	15,135	(15,135)	146
Additional paid-in-capital	921,335	333,163	(333,163)	921,335
Accumulated other comprehensive income (loss)	886	50	(50)	886
Retained earnings	192,346	67,958	(67,958)	192,346

Total stockholders’ equity (deficit)	1,114,713	463,619	(463,619)	1,114,713

Total liabilities and stockholders’ equity (deficit)	$2,871,922	$668,047	$(524,148)	$3,015,821

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
For the 53 Weeks Ended February 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)

Sales	$4,269,484	$1,049,416	$—	$5,318,900
Cost of sales	3,063,450	784,008	—	3,847,458

Gross profit	1,206,034	265,408	—	1,471,442
Selling, general and administrative expenses	807,600	192,535	—	1,000,135
Depreciation and amortization	85,251	24,611	—	109,862
Stock-based compensation	20,978	—	—	20,978
Merger-related expenses	6,788	—	—	6,788

Operating earnings	285,417	48,262	—	333,679
Interest income	(16,796)	(10,875)	16,333	(11,338)
Interest expense	84,340	16,655	(16,333)	84,662
Debt extinguishment expense	6,059	—	—	6,059

Earnings before income tax expense	211,814	42,482	—	254,296
Income tax expense	78,654	17,392	—	96,046

Net earnings	$133,160	$25,090	$—	$158,250

GAMESTOP CORP.
CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
For the 52 Weeks Ended January 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)

Sales	$2,709,786	$381,997	$—	$3,091,783
Cost of sales	1,927,765	291,988	—	2,219,753

Gross profit	782,021	90,009	—	872,030
Selling, general and administrative expenses	535,783	63,213	—	598,996
Depreciation and amortization	58,628	7,727	—	66,355
Stock-based compensation	347	—	—	347
Merger-related expenses	13,600	—	—	13,600

Operating earnings	173,663	19,069	—	192,732
Interest income	(9,123)	(1,791)	5,779	(5,135)
Interest expense	32,906	3,300	(5,779)	30,427
Merger-related interest expense	7,518	—	—	7,518

Earnings before income tax expense	142,362	17,560	—	159,922
Income tax expense	50,872	8,266	—	59,138

Net earnings	$91,490	$9,294	$—	$100,784

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.
CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the 52 Weeks Ended January 29, 2005	2005	2005	Eliminations	2005
	(Amounts in thousands)

Sales	$1,818,158	$24,648	$—	$1,842,806
Cost of sales	1,314,937	18,569	—	1,333,506

Gross profit	503,221	6,079	—	509,300
Selling, general and administrative expenses	364,903	8,461	—	373,364
Depreciation and amortization	36,187	602	—	36,789

Operating earnings (loss)	102,131	(2,984)	—	99,147
Interest income	(1,854)	(65)	—	(1,919)
Interest expense	2,024	131	—	2,155

Earnings (loss) before income tax expense (benefit)	101,961	(3,050)	—	98,911
Income tax expense (benefit)	38,619	(634)	—	37,985

Net earnings (loss)	$63,342	$(2,416)	$—	$60,926

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
For the 53 Weeks Ended February 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$133,160	$25,090	$—	$158,250
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	85,566	24,610	—	110,176
Provision for inventory reserves	47,325	3,454	—	50,779
Amortization and retirement of deferred financing fees	4,595	—	—	4,595
Amortization and retirement of original issue discount on senior notes	1,523	—	—	1,523
Stock-based compensation expense	20,978	—	—	20,978
Deferred taxes	(1,578)	(1,502)	—	(3,080)
Loss on disposal and impairment of property and equipment	2,606	1,655	—	4,261
Increase in deferred rent and other long-term liabilities	5,410	4,292	—	9,702
Increase in liability to landlords for tenant allowances, net	1,105	497	—	1,602
Decrease in value of foreign exchange contracts	(6,716)	2,266	—	(4,450)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	1,253	1,613	—	2,866
Merchandise inventories	(71,334)	(47,083)	—	(118,417)
Prepaid expenses and other current assets	(19,513)	(2,030)	—	(21,543)
Prepaid taxes	49,206	3,457	—	52,663
Excess tax benefit realized from exercise of stock options	(43,707)	—	—	(43,707)
Accounts payable and accrued liabilities	178,417	18,889	—	197,306

Net cash flows provided by operating activities	388,296	35,208	—	423,504

Cash flows from investing activities:
Purchase of property and equipment	(97,140)	(36,790)	—	(133,930)
Acquisition of Game Brands Inc., net of cash acquired	(11,303)	—	—	(11,303)
Sale of assets held for sale	19,297	—	—	19,297

Net cash flows used in investing activities	(89,146)	(36,790)	—	(125,936)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Repayment of debt relating to repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Repayment of other debt	(9,016)	(425)	—	(9,441)
Proceeds from exercise of stock options	33,861	—	—	33,861
Excess tax benefit realized from exercise of stock options	43,707	—	—	43,707
Net increase in other noncurrent assets and deferred financing fees	(1,938)	(671)	—	(2,609)

Net cash flows used in financing activities	(45,559)	(1,096)	—	(46,655)

Exchange rate effect on cash and cash equivalents	—	(103)	—	(103)

Net increase (decrease) in cash and cash equivalents	253,591	(2,781)	—	250,810
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$582,514	$69,889	$—	$652,403

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
For the 52 Weeks Ended January 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$91,490	$9,294	$—	$100,784
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	58,932	7,727	—	66,659
Provision for inventory reserves	24,726	377	—	25,103
Amortization of loan cost	1,229	—	—	1,229
Amortization of original issue discount on senior notes	316	—	—	316
Stock-based compensation expense	347	—	—	347
Deferred taxes	(3,987)	312	—	(3,675)
Loss on disposal and impairment of property and equipment	11,648	—	—	11,648
Increase in deferred rent and other long-term liabilities	3,216	453	—	3,669
Increase in liability to landlords for tenant allowances, net	936	(734)	—	202
Decrease in value of foreign exchange contracts	(2,421)	—	—	(2,421)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(6,728)	(3,267)	—	(9,995)
Merchandise inventories	(75,311)	(16,052)	—	(91,363)
Prepaid expenses and other current assets	19,402	82	—	19,484
Prepaid taxes	13,631	(4,562)	—	9,069
Tax benefit realized from exercise of stock options	12,308	—	—	12,308
Accounts payable and accrued liabilities	89,675	58,379	—	148,054

Net cash flows provided by operating activities	239,409	52,009	—	291,418

Cash flows from investing activities:
Purchase of property and equipment	(93,419)	(17,277)	—	(110,696)
Merger with Electronics Boutique, net of cash acquired	(920,504)	34,388	—	(886,116)

Net cash flows provided by (used in) investing activities	(1,013,923)	17,111	—	(996,812)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	641,472	—	—	641,472
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	300,000	—	—	300,000
Repayment of debt relating to the repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Repayment of other debt	—	(956)	—	(956)
Proceeds from exercise of stock options	20,800	—	—	20,800
Net increase in other noncurrent assets and deferred financing fees	(14,450)	984	—	(13,466)

Net cash flows provided by financing activities	935,649	28	—	935,677

Exchange rate effect on cash and cash equivalents	—	318	—	318

Net increase in cash and cash equivalents	161,135	69,466	—	230,601
Cash and cash equivalents at beginning of period	167,788	3,204	—	170,992

Cash and cash equivalents at end of period	$328,923	$72,670	$—	$401,593

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the 52 Weeks Ended January 29, 2005	2005	2005	Eliminations	2005
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings (loss)	$63,342	$(2,416)	$—	$60,926
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	36,418	601	—	37,019
Provision for inventory reserves	17,808	—	—	17,808
Amortization of loan cost	432	—	—	432
Deferred taxes	5,234	168	—	5,402
Loss on disposal of property and equipment	382	—	—	382
Increase in deferred rent and other long-term liabilities	5,350	(1)	—	5,349
Increase in liability to landlords for tenant allowances, net	1,644	—	—	1,644
Minority interest	—	(96)	—	(96)
Changes in operating assets and liabilities, net
Receivables, net	(1,122)	855	—	(267)
Merchandise inventories	(7,964)	(2,614)	—	(10,578)
Prepaid expenses and other current assets	(3,874)	(186)	—	(4,060)
Prepaid taxes	9,902	(830)	—	9,072
Tax benefit realized from exercise of stock options	5,082	—	—	5,082
Accounts payable and accrued liabilities	8,618	9,254	—	17,872

Net cash flows provided by operating activities	141,252	4,735	—	145,987

Cash flows from investing activities:
Purchase of property and equipment	(95,149)	(3,156)	—	(98,305)
Acquisition of controlling interest in Gamesworld Group Limited, net of cash acquired	—	(62)	—	(62)

Net cash flows used in investing activities	(95,149)	(3,218)	—	(98,367)

Cash flows from financing activities:
Purchase of treasury shares through repurchase program	(14,994)	—	—	(14,994)
Repurchase of common stock held by Barnes & Noble	(111,781)	—	—	(111,781)
Issuance of debt relating to the repurchase of common stock from Barnes & Noble	74,020	—	—	74,020
Repayment of debt relating to the repurchase of common stock from Barnes & Noble	(37,500)	—	—	(37,500)
Proceeds from exercise of stock options	9,474	—	—	9,474
Net increase in other noncurrent assets	(825)	—	—	(825)

Net cash flows used in financing activities	(81,606)	—	—	(81,606)

Exchange rate effect on cash and cash equivalents	—	73	—	73

Net increase (decrease) in cash and cash equivalents	(35,503)	1,590	—	(33,913)
Cash and cash equivalents at beginning of period	203,291	1,614	—	204,905

Cash and cash equivalents at end of period	$167,788	$3,204	$—	$170,992

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

22.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 3, 2007 and January 28, 2006. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended February 3, 2007				Fiscal Year Ended January 28, 2006
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter(4)	Quarter	Quarter	Quarter(5)	Quarter(6)
	(Amounts in thousands, except per share amounts)

Sales	$1,040,027	$963,347	$1,011,560	$2,303,966	$474,727	$415,930	$534,212	$1,666,914
Gross profit	302,034	299,264	315,656	554,488	126,037	128,155	176,720	441,118
Operating earnings	38,116	25,753	44,940	224,870	16,857	13,190	10,095	152,590
Net earnings (loss)	11,701	3,177	13,569	129,803	10,326	7,903	(2,460)	85,015
Net earnings (loss) per common share — basic	0.08	0.02	0.09	0.85	0.10	0.08	(0.02)	0.59
Net earnings (loss) per common share — diluted	0.07	0.02	0.09	0.81	0.09	0.07	(0.02)	0.55

(1)	The results of operations for the first quarter of the fiscal year ended February 3, 2007 include the results of EB, merger-related expenses of $1,326 and stock-based compensation expense of $5,190.

(2)	The results of operations for the second quarter of the fiscal year ended February 3, 2007 include the results of EB, merger-related expenses of $2,572, debt extinguishment expense of $191 and stock-based compensation expense of $5,360.

(3)	The results of operations for the third quarter of the fiscal year ended February 3, 2007 include the results of EB, merger-related expenses of $2,890, debt extinguishment expense of $3,371 and stock-based compensation expense of $5,156.

(4)	The results of operations for the fourth quarter of the fiscal year ended February 3, 2007 include 14 weeks of operations, debt extinguishment expense of $2,497 and stock-based compensation expense of $5,272.

(5)	The results for the third quarter of the fiscal year ended January 28, 2006 include the results of EB from October 9, 2005, the merger date, through October 29, 2005 and include merger-related expenses of $11,329 and merger-related interest expense of $7,518.

(6)	The results for the fourth quarter of the fiscal year ended January 28, 2006 include merger-related expenses of $2,271.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Amended and Restated 2001 Incentive Plan.(9)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(5)
10.7	Amendment to Amended and Restated 2001 Incentive Plan, as amended.(10)
10.8	Amended and Restated Supplemental Compensation Plan.(11)
10.9	Form of Option Agreement.(12)
10.10	Form of Restricted Share Agreement.(12)
10.11	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.12	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.13	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.15	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.16	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.18	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.19	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.20	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(15)
10.22	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(15)
10.23	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(16)
10.24	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial Officers.(18)
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.