Form 10-Q
period 2007-05-05
GameStop Corp.
filed 2007-06-14
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 5, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway, Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 6, 2007: 158,457,312

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 5,	April 29,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$307,328	$224,881	$652,403
Receivables, net	38,856	33,375	34,268
Merchandise inventories, net	793,517	631,874	675,385
Prepaid expenses and other current assets	45,721	35,357	37,882
Prepaid taxes	52,136	53,340	5,545
Deferred taxes	36,220	43,843	34,858

Total current assets	1,273,778	1,022,670	1,440,341

Property and equipment:
Land	11,168	10,498	10,712
Buildings and leasehold improvements	318,215	272,578	305,806
Fixtures and equipment	447,649	358,604	425,841

	777,032	641,680	742,359
Less accumulated depreciation and amortization	317,276	210,799	285,896

Net property and equipment	459,756	430,881	456,463

Goodwill, net	1,403,557	1,392,467	1,403,907
Assets held for sale	—	19,315	—
Deferred financing fees	12,549	17,982	14,375
Deferred taxes	7,260	—	5,804
Other noncurrent assets	29,878	29,995	28,694

Total other assets	1,453,244	1,459,759	1,452,780

Total assets	$3,186,778	$2,913,310	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$597,444	$410,808	$717,868
Accrued liabilities	287,394	294,850	357,016
Note payable, current portion	12,173	12,173	12,173

Total current liabilities	897,011	717,831	1,087,057

Deferred taxes	—	12,307	—
Senior notes payable, long-term portion, net	573,760	642,023	593,311
Senior floating rate notes payable, long-term portion	163,614	300,000	250,000
Notes payable, long-term portion	—	21,117	—
Deferred rent and other long-term liabilities	70,951	37,984	43,338

Total long-term liabilities	808,325	1,013,431	886,649

Total liabilities	1,705,336	1,731,262	1,973,706

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 157,414, 149,890 and 152,305 shares issued and outstanding, respectively	157	150	152
Additional paid-in-capital	1,109,130	973,406	1,021,903
Accumulated other comprehensive income	13,515	4,445	3,227
Retained earnings	358,640	204,047	350,596

Total stockholders’ equity	1,481,442	1,182,048	1,375,878

Total liabilities and stockholders’ equity	$3,186,778	$2,913,310	$3,349,584

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands, except
	per share data)
	(Unaudited)

Sales	$1,278,983	$1,040,027
Cost of sales	930,214	737,993

Gross profit	348,769	302,034
Selling, general and administrative expenses	257,116	236,660
Depreciation and amortization	31,035	25,932
Merger-related expenses	—	1,326

Operating earnings	60,618	38,116
Interest income	(3,828)	(2,224)
Interest expense	17,944	21,553
Debt extinguishment expense	6,724	—

Earnings before income tax expense	39,778	18,787
Income tax expense	15,055	7,086

Net earnings	$24,723	$11,701

Net earnings per common share-basic	$0.16	$0.08

Weighted average shares of common stock-basic	153,439	146,782

Net earnings per common share-diluted	$0.15	$0.07

Weighted average shares of common stock-diluted	161,256	156,944

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 3, 2007	152,305	$152	$1,021,903	$3,227	$350,596	$1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	1,359,199
Comprehensive income:
Net earnings for the 13 weeks ended May 5, 2007	—	—	—	—	24,723
Foreign currency translation	—	—	—	10,288	—
Total comprehensive income						35,011
Stock-based compensation	—	—	6,962	—	—	6,962
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $50,299)	5,109	5	80,265	—	—	80,270

Balance at May 5, 2007	157,414	$157	$1,109,130	$13,515	$358,640	$1,481,442

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$24,723	$11,701
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	31,187	25,982
Amortization and retirement of deferred financing fees	2,087	804
Amortization and retirement of original issue discount on senior notes	449	235
Stock-based compensation expense	6,962	5,190
Deferred taxes	(2,112)	(2,192)
Excess tax benefits realized from exercise of stock-based awards	(48,106)	(29,539)
Loss on disposal of property and equipment	389	930
Increase in deferred rent and other long-term liabilities	2,637	1,657
Increase in liability to landlords for tenant allowances, net	667	534
Change in the value of foreign exchange contracts	364	189
Changes in operating assets and liabilities, net
Receivables, net	(4,588)	5,363
Merchandise inventories	(118,132)	(28,696)
Prepaid expenses and other current assets	(5,469)	(19,018)
Prepaid taxes	11,572	(3,669)
Accounts payable and accrued liabilities	(191,426)	(169,807)

Net cash flows used in operating activities	(288,796)	(200,336)

Cash flows from investing activities:
Purchase of property and equipment	(28,027)	(22,240)
Acquisitions, net of cash acquired	350	—

Net cash flows used in investing activities	(27,677)	(22,240)

Cash flows from financing activities:
Repurchase of notes payable	(106,386)	—
Issuance of shares relating to stock options	29,971	16,349
Excess tax benefits realized from exercise of stock-based awards	48,106	29,539
Net increase in other noncurrent assets and deferred financing fees	(2,262)	(202)

Net cash flows provided by (used in) financing activities	(30,571)	45,686

Exchange rate effect on cash and cash equivalents	1,969	178

Net decrease in cash and cash equivalents	(345,075)	(176,712)
Cash and cash equivalents at beginning of period	652,403	401,593

Cash and cash equivalents at end of period	$307,328	$224,881

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise indicated, except per share data)
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (the “Company”) is a Delaware corporation formed for the purpose of consummating the business combination (the “merger”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The merger of Historical GameStop and EB was treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. The Company is the world’s largest retailer of video games and entertainment software.

The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 53 weeks ended February 3, 2007 (“fiscal 2006”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 5, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (“fiscal 2007”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Business Combinations and Goodwill

On January 13, 2007, the Company purchased Game Brands Inc., a 72-store video game retailer operating under the name Rhino Video Games, for $11,344. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $8,083, recorded as goodwill. During the first quarter of fiscal 2007, a payment of $350 was received for the finalization of the purchase price of the Game Brands acquisition which reduced the purchase price to $10,994 and reduced the total goodwill associated with the acquisition to $7,733. The pro forma effect assuming the acquisition of Game Brands Inc. at the beginning of fiscal 2006 is not material to the Company’s consolidated financial statements.

3.	Accounting for Stock-Based Compensation

Beginning January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation for all options granted prior to, but not vested as of,

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the adoption date. In addition, the Company records compensation expense in accordance with SFAS 123(R) for the share-based awards issued after the adoption date.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The options granted during the 13 weeks ended May 5, 2007 and April 29, 2006 were 939 and 3,260, respectively, with a weighted-average fair value estimated at $10.16 and $8.42, respectively, using the following assumptions:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006

Volatility	40.5%	54.5%
Risk-free interest rate	4.8%	4.6%
Expected life (years)	4.0	3.0
Expected dividend yield	0%	0%

The options to purchase common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. In the 13 weeks ended May 5, 2007 and April 29, 2006, the Company included compensation expense relating to stock option grants of $4,176 and $4,205, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 5, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was $25,361 which is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of options exercised during the 13 weeks ended May 5, 2007 and April 29, 2006 were $134,969 and $82,623, respectively.

The restricted stock granted during the 13 weeks ended May 5, 2007 and April 29, 2006 were 956 shares and 515 shares, respectively. The shares had a fair market value of $26.68 and $20.69 per share, respectively, and vest in equal installments over three years. During the 13 weeks ended May 5, 2007 and April 29, 2006, the Company included compensation expense relating to the restricted share grants in the amount of $2,786 and $985, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 5, 2007, there was $26,521 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.6 years.

4.	Computation of Net Earnings Per Common Share

As of February 3, 2007, the Company had two classes of common stock. On February 7, 2007, following approval by a majority of the Class B common stockholders, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis (the “Conversion”). In addition, on February 9, 2007, the board of directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). The effect of the Conversion and the Stock Split has been retroactively applied to all periods presented in the condensed consolidated financial statements and notes thereto. The Company now has only Class A common stock outstanding and computes earnings per share in accordance with Statement of Financial Accounting

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Standard No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands, except per share data)

Net earnings	$24,723	$11,701

Weighted average common shares outstanding	153,439	146,782
Dilutive effect of options and restricted shares on common stock	7,817	10,162

Common shares and dilutive potential common shares	161,256	156,944

Net earnings per common share:
Basic	$0.16	$0.08

Diluted	$0.15	$0.07

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
(In thousands, except per share data)

13 Weeks Ended May 5, 2007	900	$26.68	2017
13 Weeks Ended April 29, 2006	—	—	—

5.	Debt

In October 2005, in connection with the merger, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company, including limitations on asset sales, additional liens and the incurrence of additional indebtedness.

In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 5, 2007, the applicable margin was 0.0% for prime rate

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of May 5, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $4,739.

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). Concurrently with the consummation of the merger on October 8, 2005, EB and its direct and indirect U.S. wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into a First Supplemental Indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture. The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The offering of the Notes was conducted in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC in May 2006 and the Company commenced an exchange offer to exchange the New Notes for the Notes. This exchange offer was completed in June 2006 with 100% participation.

In November 2006, Citibank, N.A. resigned as Trustee for the Notes and Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of May 5, 2007 was 9.22438% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of May 5, 2007, the unamortized original issue discount was $6,240.

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

As of May 5, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Floating Rate Notes and/or Senior Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. During the quarter ended May 5, 2007, the Company repurchased $106,386 of the Notes, having acquired $20,000 of its Senior Notes and $86,386 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $6,724, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. Subsequent to May 5, 2007, the Company repurchased an additional $43,614 of its Senior Floating Rate Notes to complete the $150,000 buyback.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s common stock held by Barnes & Noble. Scheduled principal payments of $37,500, $12,173 and $12,173 were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final payment of $12,173 in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

6.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consists of the following:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In thousands)

Net earnings	$24,723	$11,701
Other comprehensive income:
Foreign currency translation adjustments	10,288	3,559

Total comprehensive income	$35,011	$15,260

7.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004 (“fiscal 2003”). The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended on

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 29, 2005 (“fiscal 2004”) and January 28, 2006 (“fiscal 2005”) in the first quarter of fiscal 2007 that is anticipated to be completed by May 2008. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements.

With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying financial statements for any adjustments that might be incurred due to state, local or foreign audits.

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $16,679 increase in the liability for unrecognized tax benefits, interest and penalties which was accounted for as a reduction of the February 3, 2007 balance of retained earnings. As of February 4, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $25,250. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $22,149 as of February 4, 2007. Additionally, adoption of FIN 48 resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $7,864 from prepaid taxes to other long-term liabilities in our condensed consolidated balance sheets.

For the quarter ended May 5, 2007, the Company recognized a $261 increase in the liability for unrecognized tax benefits and an increase of $442 for interest and penalties. As of May 5, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $25,953. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $22,410.

The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Upon adoption of FIN 48, the Company will recognize accrued interest and penalties related to income tax matters in income tax expense. The Company had $3,101 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and $3,543 as of May 5, 2007.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended May 5, 2007 and April 29, 2006 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 5, 2007 and April 29, 2006, these charges amounted to $232 and $207, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

insurance claims against Historical GameStop will be allocated to the Company. During the 13 weeks ended May 5, 2007 and April 29, 2006, these charges amounted to $66 and $178, respectively.

In October 2004, the board of directors authorized a repurchase of the Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments and bears interest at 5.5% per annum, payable when principal installments are due. The Company’s final scheduled principal payment of $12,173 is due in October 2007. Interest expense on the promissory note for the 13 weeks ended May 5, 2007 and April 29, 2006 totaled $169 and $338, respectively.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 13 weeks ended May 5, 2007 and April 29, 2006, the fee to Barnes & Noble totaled $54 and $61, respectively.

The Company remains contingently liable for the BC Sports Collectibles store leases assigned to Sports Collectibles Acquisition Corporation (“SCAC”). SCAC is owned by the family of James J. Kim, Chairman of EB at the time and currently one of the Company’s directors. If SCAC were to default on these lease obligations, the Company would be liable to the landlords for up to $112 in minimum rent and landlord charges as of May 5, 2007. Mr. Kim has entered into an indemnification agreement with EB with respect to these leases; therefore, no accrual was recorded for this contingent obligation.

9.	Legal Proceedings

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Significant Products

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 5,		April 29,
	2007		2006
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$281.4	22.0%	$160.7	15.4%
New video game software	460.6	36.0%	406.3	39.1%
Used video game products	326.4	25.5%	275.4	26.5%
Other	210.6	16.5%	197.6	19.0%

Total	$1,279.0	100.0%	$1,040.0	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 5,		April 29,
	2007		2006
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$21.6	7.7%	$13.0	8.1%
New video game software	91.8	19.9%	82.0	20.2%
Used video game products	164.3	50.3%	141.1	51.2%
Other	71.1	33.8%	65.9	33.4%

Total	$348.8	27.3%	$302.0	29.0%

11.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce websites under the names www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 12 European countries. In the first quarter of fiscal 2007, the Europe segment expanded into the Portugal market.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures segment profit using operating earnings which is defined as income from continuing operations before net interest expense and income taxes and excludes unallocated corporate overhead. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2006 and there has been no material changes in total assets by segment since February 3, 2007. Transactions between reportable segments consist primarily of intersegment loans and related interest. Information on segments appears in the following tables.

Net sales by operating segment were as follows:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)

United States	$1,004,089	$853,724
Canada	80,077	57,715
Australia	72,259	54,781
Europe	122,558	73,807

Total	$1,278,983	$1,040,027

Segment operating earnings (loss) were as follows:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(Unaudited)

United States	$53,607	$36,418
Canada	3,652	2,098
Australia	4,470	3,721
Europe	(1,111)	(4,121)

Total	$60,618	$38,116

12.	Supplemental Cash Flow Information

	13 Weeks	13 Weeks
	Ended	Ended
	May 5,	April 29,
	2007	2006

Cash paid during the period for:
Interest	$28,086	$33,130

Income taxes	$4,805	$12,422

13.	Consolidating Financial Statements

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Senior Floating Rate Notes and Senior Notes described in Note 5. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees. The following condensed consolidating financial statements illustrate the composition of the Issuers and guarantors on a combined basis (each Issuer and guarantor together with its majority-owned subsidiaries) and all other non-guarantor subsidiaries on a combined basis as of May 5, 2007, April 29, 2006 and February 3, 2007 for the balance sheet, as well as the statements of operations and cash flows for the 13 weeks ended May 5, 2007 and April 29, 2006.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 5,	May 5,		May 5,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$252,057	$55,271	$—	$307,328
Receivables, net	136,207	9,347	(106,698)	38,856
Merchandise inventories, net	553,489	240,028	—	793,517
Prepaid expenses and other current assets	31,458	14,263	—	45,721
Prepaid taxes	54,950	(2,814)	—	52,136
Deferred taxes	34,394	1,826	—	36,220

Total current assets	1,062,555	317,921	(106,698)	1,273,778

Property and equipment:
Land	2,670	8,498	—	11,168
Buildings and leasehold improvements	218,128	100,087	—	318,215
Fixtures and equipment	362,061	85,588	—	447,649

	582,859	194,173	—	777,032
Less accumulated depreciation and amortization	259,911	57,365	—	317,276

Net property and equipment	322,948	136,808	—	459,756

Investment	484,562	—	(484,562)	—
Goodwill, net	1,097,739	305,818	—	1,403,557
Deferred financing fees	12,531	18	—	12,549
Deferred taxes	(5,787)	13,047	—	7,260
Other noncurrent assets	18,483	11,395	—	29,878

Total other assets	1,607,528	330,278	(484,562)	1,453,244

Total assets	$2,993,031	$785,007	$(591,260)	$3,186,778

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$463,956	$133,488	$—	$597,444
Accrued liabilities	234,041	160,051	(106,698)	287,394
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	710,170	293,539	(106,698)	897,011

Senior notes payable, long-term portion, net	573,760	—	—	573,760
Senior floating rate notes payable, long-term portion	163,614	—	—	163,614
Notes payable, long-term portion	—	—	—	—
Deferred rent and other long-term liabilities	64,045	6,906	—	70,951

Total long-term liabilities	801,419	6,906	—	808,325

Total liabilities	1,511,589	300,445	(106,698)	1,705,336

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 157,414 shares issued and outstanding	157	—	—	157
Additional paid-in-capital	1,109,130	389,441	(389,441)	1,109,130
Accumulated other comprehensive income (loss)	13,515	1,613	(1,613)	13,515
Retained earnings	358,640	93,508	(93,508)	358,640

Total stockholders’ equity (deficit)	1,481,442	484,562	(484,562)	1,481,442

Total liabilities and stockholders’ equity (deficit)	$2,993,031	$785,007	$(591,260)	$3,186,778

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 29,	April 29,		April 29,
	2006	2006	Eliminations	2006
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$197,416	$27,465	$—	$224,881
Receivables, net	93,863	12,908	(73,396)	33,375
Merchandise inventories, net	474,575	157,299	—	631,874
Prepaid expenses and other current assets	29,191	6,166	—	35,357
Prepaid taxes	50,342	2,998	—	53,340
Deferred taxes	42,411	1,432	—	43,843

Total current assets	887,798	208,268	(73,396)	1,022,670

Property and equipment:
Land	2,000	8,498	—	10,498
Buildings and leasehold improvements	193,342	79,236	—	272,578
Fixtures and equipment	286,346	72,258	—	358,604

	481,688	159,992	—	641,680
Less accumulated depreciation and amortization	177,953	32,846	—	210,799

Net property and equipment	303,735	127,146	—	430,881

Investment	458,734	—	(458,734)	—
Goodwill, net	1,091,172	301,295	—	1,392,467
Assets held for sale	19,315	—	—	19,315
Deferred financing fees	17,958	24	—	17,982
Other noncurrent assets	24,361	5,634	—	29,995

Total other assets	1,611,540	306,953	(458,734)	1,459,759

Total assets	$2,803,073	$642,367	$(532,130)	$2,913,310

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$326,257	$84,551	$—	$410,808
Accrued liabilities	259,144	109,102	(73,396)	294,850
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	597,574	193,653	(73,396)	717,831

Deferred taxes	23,971	(11,664)	—	12,307
Senior notes payable, long-term portion, net	642,023	—	—	642,023
Senior floating rate notes payable, long-term portion	300,000	—	—	300,000
Notes payable, long-term portion	21,117	—	—	21,117
Deferred rent and other long-term liabilities	36,340	1,644	—	37,984

Total long-term liabilities	1,023,451	(10,020)	—	1,013,431

Total liabilities	1,621,025	183,633	(73,396)	1,731,262

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 149,890 shares issued and outstanding	150	—	—	150
Additional paid-in-capital	973,406	390,619	(390,619)	973,406
Accumulated other comprehensive income (loss)	4,445	192	(192)	4,445
Retained earnings	204,047	67,923	(67,923)	204,047

Total stockholders’ equity (deficit)	1,182,048	458,734	(458,734)	1,182,048

Total liabilities and stockholders’ equity (deficit)	$2,803,073	$642,367	$(532,130)	$2,913,310

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$582,514	$69,889	$—	$652,403
Receivables, net	51,978	9,010	(26,720)	34,268
Merchandise inventories, net	495,137	180,248	—	675,385
Prepaid expenses and other current assets	30,528	7,354	—	37,882
Prepaid taxes	11,012	(5,467)	—	5,545
Deferred taxes	33,152	1,706	—	34,858

Total current assets	1,204,321	262,740	(26,720)	1,440,341

Property and equipment:
Land	2,670	8,042	—	10,712
Buildings and leasehold improvements	212,286	93,520	—	305,806
Fixtures and equipment	348,576	77,265	—	425,841

	563,532	178,827	—	742,359
Less accumulated depreciation and amortization	237,838	48,058	—	285,896

Net property and equipment	325,694	130,769	—	456,463

Investment	517,332	—	(517,332)	—
Goodwill, net	1,098,089	305,818	—	1,403,907
Deferred financing fees	14,356	19	—	14,375
Deferred taxes	(6,329)	12,133	—	5,804
Other noncurrent assets	9,547	19,147	—	28,694

Total other assets	1,632,995	337,117	(517,332)	1,452,780

Total assets	$3,163,010	$730,626	$(544,052)	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$569,435	$148,433	$—	$717,868
Accrued liabilities	321,944	61,792	(26,720)	357,016
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	903,552	210,225	(26,720)	1,087,057

Senior notes payable, long-term portion, net	593,311	—	—	593,311
Senior floating rate notes payable, long-term portion	250,000	—	—	250,000
Deferred rent and other long-term liabilities	40,269	3,069	—	43,338

Total long-term liabilities	883,580	3,069	—	886,649

Total liabilities	1,787,132	213,294	(26,720)	1,973,706

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,305 shares issued and outstanding	152	—	—	152
Additional paid-in-capital	1,021,903	427,012	(427,012)	1,021,903
Accumulated other comprehensive income (loss)	3,227	(2,738)	2,738	3,227
Retained earnings	350,596	93,058	(93,058)	350,596

Total stockholders’ equity (deficit)	1,375,878	517,332	(517,332)	1,375,878

Total liabilities and stockholders’ equity (deficit)	$3,163,010	$730,626	$(544,052)	$3,349,584

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 5,	May 5,		May 5,
For the 13 Weeks Ended May 5, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,004,089	$274,894	$—	$1,278,983
Cost of sales	723,528	206,686	—	930,214

Gross profit	280,561	68,208	—	348,769
Selling, general and administrative expenses	202,680	54,436	—	257,116
Depreciation and amortization	24,274	6,761	—	31,035

Operating earnings	53,607	7,011	—	60,618
Interest income	(5,363)	(3,845)	5,380	(3,828)
Interest expense	17,910	5,414	(5,380)	17,944
Debt extinguishment expense	6,724	—	—	6,724

Earnings before income tax expense	34,336	5,442	—	39,778
Income tax expense	12,987	2,068	—	15,055

Net earnings	$21,349	$3,374	$—	$24,723

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 29,	April 29,		April 29,
For the 13 Weeks Ended April 29, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Sales	$853,724	$186,303	$—	$1,040,027
Cost of sales	600,860	137,133	—	737,993

Gross profit	252,864	49,170	—	302,034
Selling, general and administrative expenses	194,688	41,972	—	236,660
Depreciation and amortization	20,432	5,500	—	25,932
Merger-related expenses	1,326	—	—	1,326

Operating earnings	36,418	1,698	—	38,116
Interest income	(3,433)	(1,914)	3,123	(2,224)
Interest expense	21,553	3,123	(3,123)	21,553

Earnings before income tax expense	18,298	489	—	18,787
Income tax expense	6,552	534	—	7,086

Net earnings (loss)	$11,746	$(45)	$—	$11,701

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 5,	May 5,		May 5,
For the 13 Weeks Ended May 5, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$21,349	$3,374	$—	$24,723
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	24,426	6,761	—	31,187
Amortization and retirement of deferred financing fees	2,087	—	—	2,087
Amortization and retirement of original issue discount on senior notes	449	—	—	449
Stock-based compensation expense	6,962	—	—	6,962
Deferred taxes	(1,078)	(1,034)	—	(2,112)
Excess tax benefits realized from exercise of stock-based awards	(48,106)	—	—	(48,106)
Loss on disposal of property and equipment	525	(136)	—	389
Increase in deferred rent and other long-term liabilities	2,011	626	—	2,637
Increase in liability to landlords for tenant allowances, net	505	162	—	667
Change in the value of foreign exchange contracts	1,541	(1,177)	—	364
Changes in operating assets and liabilities, net
Receivables, net	(4,252)	(336)	—	(4,588)
Merchandise inventories	(58,352)	(59,780)	—	(118,132)
Prepaid expenses and other current assets	(519)	(4,950)	—	(5,469)
Prepaid taxes	14,225	(2,653)	—	11,572
Accounts payable and accrued liabilities	(251,331)	59,905	—	(191,426)

Net cash flows provided by (used in) operating activities	(289,558)	762	—	(288,796)

Cash flows from investing activities:
Purchase of property and equipment	(21,959)	(6,068)	—	(28,027)
Acquisitions, net of cash acquired	350	—	—	350

Net cash flows used in investing activities	(21,609)	(6,068)	—	(27,677)

Cash flows from financing activities:
Repurchase of notes payable	(106,386)	—	—	(106,386)
Issuance of shares relating to stock options	29,971	—	—	29,971
Excess tax benefits realized from exercise of stock-based awards	48,106	—	—	48,106
Net decrease (increase) in other noncurrent assets and deferred financing fees	9,019	(11,281)	—	(2,262)

Net cash flows used in financing activities	(19,290)	(11,281)	—	(30,571)

Exchange rate effect on cash and cash equivalents	—	1,969	—	1,969

Net decrease in cash and cash equivalents	(330,457)	(14,618)	—	(345,075)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$252,057	$55,271	$—	$307,328

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 29,	April 29,		April 29,
For the 13 Weeks Ended April 29, 2006	2006	2006	Eliminations	2006
		(Amounts in thousands) (Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$11,746	$(45)	$—	$11,701
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	20,481	5,501	—	25,982
Amortization and retirement of deferred financing fees	804	—	—	804
Amortization and retirement of original issue discount on senior notes	235	—	—	235
Stock-based compensation expense	5,190	—	—	5,190
Deferred taxes	(3,406)	1,214	—	(2,192)
Excess tax benefits realized from exercise of stock-based awards	(29,539)	—	—	(29,539)
Loss on disposal of property and equipment	460	470	—	930
Increase in deferred rent and other long-term liabilities	1,381	276	—	1,657
Increase in liability to landlords for tenant allowances, net	257	277	—	534
Change in the value of foreign exchange contracts	433	(244)	—	189
Changes in operating assets and liabilities, net
Receivables, net	1,889	3,474	—	5,363
Merchandise inventories	(4,562)	(24,134)	—	(28,696)
Prepaid expenses and other current assets	(18,175)	(843)	—	(19,018)
Prepaid taxes	1,728	(5,397)	—	(3,669)
Accounts payable and accrued liabilities	(149,382)	(20,425)	—	(169,807)

Net cash flows used in operating activities	(160,460)	(39,876)	—	(200,336)

Cash flows from investing activities:
Purchase of property and equipment	(16,057)	(6,183)	—	(22,240)

Net cash flows used in investing activities	(16,057)	(6,183)	—	(22,240)

Cash flows from financing activities:
Issuance of shares relating to stock options	16,349	—	—	16,349
Excess tax benefits realized from exercise of stock-based awards	29,539	—	—	29,539
Net decrease (increase) in other noncurrent assets and deferred financing fees	(878)	676	—	(202)

Net cash flows provided by financing activities	45,010	676	—	45,686

Exchange rate effect on cash and cash equivalents	—	178	—	178

Net decrease in cash and cash equivalents	(131,507)	(45,205)	—	(176,712)
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$197,416	$27,465	$—	$224,881

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended February 3, 2007 filed with the Securities and Exchange Commission (the “SEC”) on April 4, 2007 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 5, 2007, we operated 4,816 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in the 13 weeks ended May 5, 2007 was impacted by the recent launches of these new products.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2006 Annual Report on Form 10-K.

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) which clarifies the accounting for uncertainty in income taxes recognized under FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of February 4, 2007, resulting in a $16.7 million cumulative effect decrease to retained earnings and a $7.9 million increase in prepaid taxes. For additional information related to the Company’s adoption of FIN 48, see Note 7 of “Notes to Condensed Consolidated Financial Statements.”

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	72.7	71.0

Gross profit	27.3	29.0
Selling, general and administrative expenses	20.2	22.7
Depreciation and amortization	2.4	2.5
Merger-related expenses	—	0.1

Operating earnings	4.7	3.7
Interest expense, net	1.1	1.9
Debt extinguishment expense	0.5	—

Earnings before income tax expense	3.1	1.8
Income tax expense	1.2	0.7

Net earnings	1.9%	1.1%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended May 5, 2007 and April 29, 2006, these purchasing, receiving and distribution costs amounted to $9.0 million and $8.2 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended May 5, 2007 and April 29, 2006, these processing fees amounted to $9.0 million and $7.0 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.1% for the 13 weeks ended April 29, 2006. The reclassifications had no effect on the 13 weeks ended May 5, 2007.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 5, 2007		April 29, 2006
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$281.4	22.0%	$160.7	15.4%
New video game software	460.6	36.0%	406.3	39.1%
Used video game products	326.4	25.5%	275.4	26.5%
Other	210.6	16.5%	197.6	19.0%

Total	$1,279.0	100.0%	$1,040.0	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 5, 2007		April 29, 2006
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$21.6	7.7%	$13.0	8.1%
New video game software	91.8	19.9%	82.0	20.2%
Used video game products	164.3	50.3%	141.1	51.2%
Other	71.1	33.8%	65.9	33.4%

Total	$348.8	27.3%	$302.0	29.0%

13 weeks ended May 5, 2007 compared with the 13 weeks ended April 29, 2006

Sales increased by $239.0 million, or 23.0%, from $1,040.0 million in the 13 weeks ended April 29, 2006 to $1,279.0 million in the 13 weeks ended May 5, 2007. The increase in sales was attributable to the comparable store sales increase of 15.3% for the first quarter of fiscal 2007 and the addition of non-comparable store sales from the 507 stores opened since January 29, 2006 of approximately $83.0 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase was driven by continued strong sales of hardware units such as the Nintendo Wii and DS Lite, as well as the Sony PlayStation 3 which completed its worldwide launch during the first quarter of 2007. In addition, the Xbox 360 was in full supply and sold well compared to shortages of Xbox 360 hardware in the first quarter of fiscal 2006.

New video game hardware sales increased $120.7 million, or 75.1%, from $160.7 million in the 13 weeks ended April 29, 2006 to $281.4 million in the 13 weeks ended May 5, 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since April 2006. New video game software sales increased $54.3 million, or 13.4%, from $406.3 million in the 13 weeks ended April 29, 2006 to $460.6 million in the 13 weeks ended May 5, 2007, primarily due to the new stores added and sales supporting the new hardware systems, as well as a strong lineup of new video game titles released over the last year. Used video game product sales also grew due to an increase in store count and efforts to increase the supply of used inventory available for sale, with an increase in sales of $51.0 million, or 18.5%, from $275.4 million in the 13 weeks ended April 29, 2006 to $326.4 million in the 13 weeks ended May 5, 2007. Sales of other product categories grew 6.6%, or $13.0 million, from the 13 weeks ended April 29, 2006 to the 13 weeks ended May 5, 2007, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new and used video game software and the other product category decreased in the 13 weeks ended May 5, 2007 compared to the 13 weeks ended April 29, 2006. This was due to the strong sales of video game hardware driven by the recent launches of the new video game consoles mentioned earlier.

Cost of sales increased by $192.2 million, or 26.0%, from $738.0 million in the 13 weeks ended April 29, 2006 to $930.2 million in the 13 weeks ended May 5, 2007 as a result of new store openings and the changes in gross profit discussed below.

Gross profit increased by $46.8 million, or 15.5%, from $302.0 million in the 13 weeks ended April 29, 2006 to $348.8 million in the 13 weeks ended May 5, 2007. Gross profit as a percentage of sales decreased from 29.0% in the 13 weeks ended April 29, 2006 to 27.3% in the 13 weeks ended May 5, 2007. The gross profit percentage decrease was caused primarily by the increase of sales of new video game hardware as a percentage of total sales in the first quarter of 2007. New video game hardware typically carries a much lower margin than software and accessories sales. Gross profit as a percentage of sales on new video game hardware and new video game software decreased from 8.1% and 20.2%, respectively, in the prior year quarter to 7.7% and 19.9% of sales, respectively, this quarter due to lower vendor allowances applied to cost of sales as a result of increased marketing costs incurred during the first quarter of 2007. Gross profit as a percentage of sales on used video game products decreased from

51.2% in the 13 weeks ended April 29, 2006 to 50.3% in the 13 weeks ended May 5, 2007 due to the mix of used video game titles sold during the first quarter of 2007.

Selling, general and administrative expenses increased by $20.4 million, or 8.6%, from $236.7 million in the 13 weeks ended April 29, 2006 to $257.1 million in the 13 weeks ended May 5, 2007. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 22.7% in the 13 weeks ended April 29, 2006 to 20.2% in the 13 weeks ended May 5, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center. Included in selling, general and administrative expenses is $7.0 million and $5.2 million in stock-based compensation expense for the 13 weeks ended May 5, 2007 and April 29, 2006, respectively, in accordance with SFAS 123(R).

Depreciation and amortization expense increased $5.1 million from $25.9 million for the 13 weeks ended April 29, 2006 to $31.0 million in the 13 weeks ended May 5, 2007. This increase was primarily due to capital expenditures associated with the opening of 86 new stores during the first quarter and investments in management information systems.

The Company’s results of operations for the 13 weeks ended April 29, 2006 include expenses believed to be of a one-time or short-term nature associated with the merger, which included $1.3 million considered in operating earnings. The $1.3 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB.

Interest income resulting from the investment of excess cash balances increased from $2.2 million in the 13 weeks ended April 29, 2006 to $3.8 million in the 13 weeks ended May 5, 2007 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $21.6 million in the 13 weeks ended April 29, 2006 to $17.9 million in the 13 weeks ended May 5, 2007 primarily due to the retirement of $70.0 million of the Company’s senior notes and $136.4 million of the Company’s senior floating rate notes since April 29, 2006. Debt extinguishment expense of $6.7 million was recognized in the 13 weeks ended May 5, 2007 as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended April 29, 2006 and the 13 weeks ended May 5, 2007 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $7.1 million for the 13 weeks ended April 29, 2006 compared to $15.1 million for the 13 weeks ended May 5, 2007. For the first quarter of 2007, income tax expense included a charge of $0.7 million for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions, as prescribed by FIN 48.

The factors described above led to an increase in operating earnings of $22.5 million, or 59.1%, from $38.1 million in the 13 weeks ended April 29, 2006 to $60.6 million in the 13 weeks ended May 5, 2007, and an increase in net earnings of $13.0 million, or 111.1%, from $11.7 million in the quarter ended April 29, 2006 to $24.7 million in the quarter ended May 5, 2007.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended
	May 5,	April 29,
	2007	2006
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,004.1	$853.7
Canada	80.1	57.7
Australia	72.3	54.8
Europe	122.5	73.8

Total	$1,279.0	$1,040.0

Operating earnings (loss) by operating segment are as follows:
United States	$53.6	$36.4
Canada	3.6	2.1
Australia	4.5	3.7
Europe	(1.1)	(4.1)

Total	$60.6	$38.1

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of May 5, 2007, the United States segment included 3,827 GameStop stores compared to 3,675 on April 29, 2006. Sales for the first quarter of fiscal 2007 increased 17.6% compared to the first quarter of fiscal 2006 as a result of increased sales at existing stores and continued expansion activities within the segment which included opening 322 new stores since January 30, 2006, including 46 stores in the first quarter of 2007. Sales at existing stores increased due to the recent launches of new video game hardware systems and increased availability of the Xbox 360 compared to the prior year. Segment operating income increased by 47.3% compared to the first quarter of fiscal 2006 driven by strong sales of the new hardware systems and related software as well as the recognition, in the first quarter of 2007, of synergies related to the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center, compared to the first quarter of 2006.

Canada

Sales in the Canadian segment in the first quarter of fiscal 2007 increased $22.4 million, or 38.8%, compared to the first quarter of fiscal 2006. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 12 stores opened since January 30, 2006. As of May 5, 2007, the Canadian segment had 271 stores compared to 260 stores at April 29, 2006. The increase in sales at existing stores was due to the recent launch of new video game hardware systems and their related software, as well as increased sales of handheld systems. Segment operating income increased by 71.4% compared to the first quarter of fiscal 2006 driven by the increased sales discussed above and the leveraging of the fixed components of selling, general and administrative expenses.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of May 5, 2007, the Australian segment included 234 stores compared to 187 at April 29, 2006. Sales for the first quarter of fiscal 2007 increased 31.9% to $72.3 million compared to first quarter fiscal 2006 sales of $54.8 million. The increase in sales was due to an increase in sales at existing stores and the additional sales at the 58 stores opened since January 30, 2006. The increase in sales at existing stores was due to the launch of the Sony PlayStation 3 in Australia and New Zealand during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including Nintendo Wii which launched in the fourth quarter of fiscal 2006 and increased sales of handhelds and other next generation hardware units during the first quarter of 2007 when compared to the first quarter of 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products. Segment operating income increased by 21.6% to $4.5 million in the first quarter of fiscal 2007 from $3.7 million in the first quarter of fiscal 2006. The increase was driven by the increased sales discussed above and the leveraging of the fixed components of selling, general and administrative expenses.

Europe

Segment results for Europe include retail operations in 12 European countries including Portugal, which commenced operations in the first quarter of 2007. As of May 5, 2007, the European segment operated 484 stores compared to 443 stores at April 29, 2006. For the 13 weeks ended May 5, 2007, European sales increased $48.7 million, or 66.0%, compared to the 13 weeks ended April 29, 2006. The increase in sales for the quarter was primarily due to the increase in sales at existing stores and the additional sales at the 115 stores opened since January 30, 2006. These increases in store count were offset by store closings, primarily in Spain, as part of the implementation of the integration strategy of the acquisition of EB. The increase in sales at existing stores was driven by the launch of the Sony PlayStation 3 in Europe during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including Nintendo Wii launched in the fourth quarter of fiscal 2006 and increased sales of handhelds and other next generation hardware units during the first quarter of 2007 compared to the first quarter of 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products.

The segment operating loss in Europe decreased 73.2% to $1.1 million in the first quarter of 2007 compared to the first quarter 2006 operating loss of $4.1 million. The decrease in the operating loss was driven by the increase in sales and related margin dollars discussed above and the leveraging of the fixed components of selling, general and administrative expenses.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 13 weeks ended May 5, 2007, cash used in operations was $288.8 million, compared to cash used in operations of $200.3 million during the 13 weeks ended April 29, 2006. In the 13 weeks ended May 5, 2007, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $191.4 million, which is typical in the first quarter of a fiscal year as payments are made on purchases from the previous holiday selling season, an increase in merchandise inventories of $118.1 million due to an increase in the supply of new video game system hardware and the related software and the increase in the excess tax benefits realized from the exercise of stock-based awards of $48.1 million. These cash outflows were partially offset by net income of $24.7 million, depreciation and amortization of $31.2 million, the decrease in prepaid taxes of $11.6 million and stock-based compensation expense of $7.0 million.

In the 13 weeks ended April 29, 2006, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $169.8 million, which, as stated above, is typical in the first quarter of a fiscal year, an increase in merchandise inventories of $28.7 million following an increase in the supply of Xbox 360 hardware, an increase in the excess tax benefits realized from the exercise of stock-based awards of $29.5 million and an increase in prepaid expenses of $19.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year, which were partially offset by net income of $11.7 million, depreciation and amortization of $26.0 million and stock-based compensation expense of $5.2 million.

Cash used in investing activities was $27.7 million and $22.2 million during the 13 weeks ended May 5, 2007 and April 29, 2006, respectively. During the 13 weeks ended May 5, 2007, $28.0 million of cash was used primarily to open new stores in the U.S. and in our foreign operations and to invest in information systems, offset by $0.4 million of cash received related to the finalization of the purchase price of Game Brands Inc., which was acquired during the fourth quarter of fiscal 2006. During the 13 weeks ended April 29, 2006, $22.2 million of cash was used to open new stores in the United States and for international expansion and to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop.

Cash flows used in financing activities was $30.6 million for the quarter ended May 5, 2007 and cash flows provided by financing activities for the quarter ended April 29, 2006 was $45.7 million. The cash flow used in financing activities for the quarter ended May 5, 2007 was primarily due to the repurchase of $20.0 million and $86.4 million of principal value of the Company’s Senior Notes and Senior Floating Rate Notes, respectively. These cash outflows were offset by $30.0 million received for the issuance of shares relating to stock option exercises and $48.1 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. The cash flows provided by financing activities during the 13 weeks ended April 29, 2006 were primarily due to the issuance of shares relating to stock option exercises and vested restricted stock and the related realization of tax benefits.

Future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 86 stores in the 13 weeks ended May 5, 2007 and expects to open approximately 400 to 500 additional stores in the remainder of fiscal 2007. Within the next 12 to 18 months, the Company intends to rebrand all of the EB stores to the GameStop brand. Capital expenditures for fiscal 2007 are projected to be approximately $135.0 million to $145.0 million, to be used primarily to fund new store openings, rebrand EB stores and invest in distribution and information systems in support of operations.

In October 2005, in connection with the merger, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company. The Revolver places certain restrictions on the Company, including limitations on asset sales, additional liens and the incurrence of additional indebtedness.

In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is or will be after any such payment equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 5, 2007, the applicable margin was 0.0% for prime rate loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of May 5, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $4.7 million.

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). Concurrently with the consummation of the merger on October 8, 2005, EB and its direct and indirect U.S. wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into a First Supplemental Indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture. The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The offering of the Notes was conducted in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the SEC in May 2006 and the Company commenced an exchange offer to exchange the New Notes for the Notes. This exchange offer was completed in June 2006 with 100% participation.

In November 2006, Citibank, N.A. resigned as Trustee for the Notes and Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of May 5, 2007 was 9.22438% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of May 5, 2007, the unamortized original issue discount was $6.2 million.

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

As of May 5, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50 million of its Senior Notes and $50 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. During the quarter ended May 5, 2007, the Company repurchased $106.4 million of the Notes, having acquired $20 million of its Senior Notes and $86.4 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $6.7 million for the quarter ended May 5, 2007, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. Subsequent to May 5, 2007, the Company repurchased an additional $43.6 million of its Senior Floating Rate Notes to complete the $150 million buyback.

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

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Notes and our note payable to Barnes & Noble, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The new guidance is effective for financial statements issued for fiscal years beginning after November 15, 2007, and for interim periods within those fiscal years. We are currently evaluating the potential impact of the adoption of SFAS 157 on our consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase (or decrease) of 10% of the effective rate on the outstanding Senior Floating Rate Notes would result in a change in the annual interest expense of $1.5 million. The effective rate on the Senior Floating Rate Notes was 9.22438% on May 5, 2007. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at May 5, 2007 was a liability of $2.3 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate at May 5, 2007 would result in a gain or (loss) in value of the forwards and swaps of ($1.6 million) or $1.3 million, respectively.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed under “Risk Factors” in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 3, 2007 filed with the SEC on April 4, 2007. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 4.	Submission of Matters to a Vote of Security Holders

A Special Meeting of Class B Common Stockholders of the Company was held on February 7, 2007. At the close of business on the record date for the meeting (which was December 28, 2006), there were 29,901,662 shares of Class B common stock outstanding and entitled to vote at the meeting. Holders of 20,817,628 shares of Class B common stock (with ten votes per share) were present at the meeting, either in person or by proxy.

At the meeting the Company’s Class B stockholders adopted and approved an amendment and restatement of the Company’s Amended and Restated Certificate of Incorporation to automatically convert each outstanding share of the Company’s Class B Common Stock into one share of the Company’s Class A Common Stock and eliminate Class B Common Stock by the following vote:

In Favor	Against	Abstained

204,310,040	3,719,150	147,090

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Amended and Restated 2001 Incentive Plan.(9)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(5)
10.7	Amendment to Amended and Restated 2001 Incentive Plan, as amended.(10)
10.8	Amended and Restated Supplemental Compensation Plan.(11)
10.9	Form of Option Agreement.(9)
10.10	Form of Restricted Share Agreement.(12)
10.11	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.12	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)

Exhibit
Number	Description

10.13	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.15	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.16	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.18	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.19	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.20	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.21	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.22	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.23	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.24	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.25	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 14, 2007

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: June 14, 2007

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Amended and Restated 2001 Incentive Plan.(9)
10.6	Amendment to Amended and Restated 2001 Incentive Plan.(5)
10.7	Amendment to Amended and Restated 2001 Incentive Plan, as amended.(10)
10.8	Amended and Restated Supplemental Compensation Plan.(11)
10.9	Form of Option Agreement.(9)
10.10	Form of Restricted Share Agreement.(12)
10.11	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.12	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.13	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.15	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.16	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.17	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.18	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.19	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.20	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.21	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.22	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.23	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.24	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.25	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 18, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.