Form 10-Q
period 2007-08-04
GameStop Corp.
filed 2007-09-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 28, 2007: 159,041,082

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 4,	July 29,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$349,277	$218,726	$652,403
Receivables, net	29,798	28,596	34,268
Merchandise inventories, net	713,836	574,067	675,385
Prepaid expenses and other current assets	51,951	37,374	37,882
Prepaid taxes	74,952	79,395	5,545
Deferred taxes	35,979	46,349	34,858

Total current assets	1,255,793	984,507	1,440,341

Property and equipment:
Land	11,298	10,073	10,712
Buildings and leasehold improvements	334,904	280,723	305,806
Fixtures and equipment	477,492	375,736	425,841

	823,694	666,532	742,359
Less accumulated depreciation and amortization	349,927	235,299	285,896

Net property and equipment	473,767	431,233	456,463

Goodwill, net	1,402,845	1,392,926	1,403,907
Deferred financing fees	11,406	17,242	14,375
Deferred taxes	7,677	—	5,804
Other noncurrent assets	30,017	29,328	28,694

Total other assets	1,451,945	1,439,496	1,452,780

Total assets	$3,181,505	$2,855,236	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$517,233	$366,221	$717,868
Accrued liabilities	339,940	281,969	357,016
Note payable, current portion	12,173	12,173	12,173

Total current liabilities	869,346	660,363	1,087,057

Deferred taxes	—	12,196	—
Senior notes payable, long-term portion, net	573,993	635,431	593,311
Senior floating rate notes payable, long-term portion	120,000	300,000	250,000
Note payable, long-term portion	—	12,173	—
Deferred rent and other long-term liabilities	72,492	39,380	43,338

Total long-term liabilities	766,485	999,180	886,649

Total liabilities	1,635,831	1,659,543	1,973,706

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,993, 150,293 and 152,305 shares issued and outstanding, respectively	159	150	152
Additional paid-in-capital	1,145,706	983,546	1,021,903
Accumulated other comprehensive income	19,359	4,773	3,227
Retained earnings	380,450	207,224	350,596

Total stockholders’ equity	1,545,674	1,195,693	1,375,878

Total liabilities and stockholders’ equity	$3,181,505	$2,855,236	$3,349,584

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,338,193	$963,347	$2,617,176	$2,003,374
Cost of sales	976,894	664,083	1,907,108	1,402,076

Gross profit	361,299	299,264	710,068	601,298
Selling, general and administrative expenses	278,434	244,611	535,550	481,271
Depreciation and amortization	32,118	26,328	63,153	52,260
Merger-related expenses	—	2,572	—	3,898

Operating earnings	50,747	25,753	111,365	63,869
Interest income	(2,736)	(1,505)	(6,564)	(3,729)
Interest expense	16,082	21,714	34,026	43,267
Debt extinguishment expense	2,027	191	8,751	191

Earnings before income tax expense	35,374	5,353	75,152	24,140
Income tax expense	13,564	2,176	28,619	9,262

Net earnings	$21,810	$3,177	$46,533	$14,878

Net earnings per common share-basic	$0.14	$0.02	$0.30	$0.10

Weighted average shares of common stock-basic	158,438	150,149	155,938	148,466

Net earnings per common share-diluted	$0.13	$0.02	$0.29	$0.09

Weighted average shares of common stock-diluted	164,769	157,658	163,013	157,301

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 3, 2007	152,305	$152	$1,021,903	$3,227	$350,596	$1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	1,359,199
Comprehensive income:
Net earnings for the 26 weeks ended August 4, 2007	—	—	—	—	46,533
Foreign currency translation	—	—	—	16,132	—
Total comprehensive income						62,665
Stock-based compensation	—	—	13,645	—	—	13,645
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $63,382)	6,688	7	110,158	—	—	110,165

Balance at August 4, 2007	158,993	$159	$1,145,706	$19,359	$380,450	$1,545,674

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$46,533	$14,878
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	63,625	52,372
Amortization and retirement of deferred financing fees	3,228	1,607
Amortization and retirement of original issue discount on senior notes	682	558
Stock-based compensation expense	13,645	10,550
Deferred taxes	(2,288)	(4,808)
Excess tax benefits realized from exercise of stock-based awards	(62,555)	(31,656)
Loss on disposal of property and equipment	1,527	2,167
Increase in deferred rent and other long-term liabilities	3,668	3,652
Increase in liability to landlords for tenant allowances, net	1,762	709
Change in the value of foreign exchange contracts	332	710
Changes in operating assets and liabilities, net
Receivables, net	4,470	10,142
Merchandise inventories	(38,451)	29,111
Prepaid expenses and other current assets	(9,956)	(21,034)
Prepaid taxes	1,840	(27,322)
Accounts payable and accrued liabilities	(220,612)	(227,531)

Net cash flows used in operating activities	(192,550)	(185,895)

Cash flows from investing activities:
Purchase of property and equipment	(71,388)	(49,320)
Acquisitions, net of cash acquired	1,062	—
Sale of assets held for sale	—	19,297

Net cash flows used in investing activities	(70,326)	(30,023)

Cash flows from financing activities:
Repurchase of notes payable	(150,000)	(6,915)
Repayment of other debt	—	(9,502)
Issuance of shares relating to stock options	46,782	18,727
Excess tax benefits realized from exercise of stock-based awards	62,555	31,656
Net increase in other noncurrent assets and deferred financing fees	(3,459)	(747)

Net cash flows provided by (used in) financing activities	(44,122)	33,219

Exchange rate effect on cash and cash equivalents	3,872	(168)

Net decrease in cash and cash equivalents	(303,126)	(182,867)
Cash and cash equivalents at beginning of period	652,403	401,593

Cash and cash equivalents at end of period	$349,277	$218,726

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

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 4, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (“fiscal 2007”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Business Combinations and Goodwill

On January 13, 2007, the Company purchased Game Brands Inc., a 72-store video game retailer operating under the name Rhino Video Games, for $10,282. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $7,021, recorded as goodwill. The pro forma effect assuming the acquisition of Game Brands Inc. at the beginning of fiscal 2006 is not material to the Company’s consolidated financial statements.

3.	Accounting for Stock-Based Compensation

Beginning January 29, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment (“SFAS 123(R)”), using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense in accordance with SFAS 123(R) for the share-based awards issued after the adoption date.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options granted during the 13 weeks ended August 4, 2007 and July 29, 2006. The options granted during the 26 weeks ended August 4, 2007 and July 29, 2006 were 939 and 3,260, respectively, with a weighted-average fair value estimated at $10.16 and $8.42 per share, respectively, using the following assumptions:

	26 Weeks Ended
	August 4,	July 29,
	2007	2006

Volatility	40.5%	54.5%
Risk-free interest rate	4.8%	4.6%
Expected life (years)	4.0	3.0
Expected dividend yield	0%	0%

The options to purchase common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. In the 13 weeks ended August 4, 2007 and July 29, 2006, the Company included compensation expense relating to stock option grants of $3,895 and $4,249, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended August 4, 2007 and July 29, 2006, the Company included compensation expense relating to stock option grants of $8,071 and $8,454, respectively, in selling, general and administrative expenses. As of August 4, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was $21,466 which is expected to be recognized over a weighted average period of 1.0 years. The total intrinsic values of options exercised during the 13 weeks ended August 4, 2007 and July 29, 2006 were $42,933 and $6,171, respectively. The total intrinsic values of options exercised during the 26 weeks ended August 4, 2007 and July 29, 2006 were $177,902 and $89,116, respectively.

There were 7 shares of restricted stock granted during the 13 weeks ended August 4, 2007 and no shares granted during the 13 weeks ended July 29, 2006. The shares granted during the quarter had a fair market value of $39.83 per share and vest in equal installments over three years. During the 26 weeks ended August 4, 2007 and July 29, 2006, the Company granted 964 shares and 515 shares, respectively, of restricted stock. The shares had a fair market value of $26.78 and $20.69 per share, respectively, and vest in equal installments over three years. During the 13 weeks ended August 4, 2007 and July 29, 2006, the Company included compensation expense relating to the restricted share grants in the amount of $2,789 and $1,112, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended August 4, 2007 and July 29, 2006, the Company included compensation expense relating to the restricted share grants in the amount of $5,574 and $2,097, respectively, in selling, general and administrative expenses. As of August 4, 2007, there was $23,754 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Earnings per Common Share

As of February 3, 2007, the Company had two classes of common stock. On February 7, 2007, following approval by a majority of the Class B common stockholders, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis (the “Conversion”). In addition, on February 9, 2007, the board of directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). The effect of the Conversion and the Stock Split has been retroactively applied to all periods presented in the condensed consolidated financial statements and notes thereto. The Company now has only Class A common stock outstanding and computes earnings per share in accordance with Statement of Financial Accounting Standard No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net earnings	$21,810	$3,177	$46,533	$14,878

Weighted average common shares outstanding	158,438	150,149	155,938	148,466
Dilutive effect of options and warrants on common stock	6,331	7,509	7,075	8,835

Common shares and dilutive potential common shares	164,769	157,658	163,013	157,301

Net earnings per common share:
Basic	$0.14	$0.02	$0.30	$0.10

Diluted	$0.13	$0.02	$0.29	$0.09

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended August 4, 2007	3	—	2010
13 Weeks Ended July 29, 2006	3,291	$17.94 - 20.69	2016

5.	Debt

In October 2005, in connection with the merger, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its U.S. subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 4, 2007, the applicable margin was 0.0% for prime rate loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of August 4, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $5,226.

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

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of August 4, 2007 was 9.2350% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of August 4, 2007, the unamortized original issue discount was $6,007.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency.

As of August 4, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. As of July 29, 2006, the Company had repurchased $6,915 of its Senior Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $191 for the 13 and 26 week periods ended July 29, 2006, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of August 4, 2007, the Company repurchased $150,000 of the Notes, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $2,027 and $8,751 for the 13 and 26 week periods ended August 4, 2007, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its board of directors authorized the redemption of the remaining $120,000 of Senior Floating Rate Notes outstanding. On July 12, 2007, the Issuers notified the Trustee of their intent to redeem the Notes on October 1, 2007. Subsequently, on August 7, 2007 the Trustee notified the bondholders of the Issuers’ intent to redeem the Notes on October 1, 2007 at the redemption price specified by the Notes of 102.00%, plus all accrued and unpaid interest through the redemption date. Notice of redemption is irrevocable once given to bondholders. The Company expects to incur a one-time pre-tax charge of $3,840 associated with the redemption, which represents a $2,400 redemption premium and $1,440 to recognize unamortized deferred financing costs.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Comprehensive income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands)

Net earnings	$21,810	$3,177	$46,533	$14,878
Other comprehensive income:
Foreign currency translation adjustments	5,844	328	16,132	3,887

Total comprehensive income	$27,654	$3,505	$62,665	$18,765

7.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended on January 29, 2005 (“fiscal 2004”) and January 28, 2006 (“fiscal 2005”) in the first quarter of fiscal 2007 that is anticipated to be completed by May 2008. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004 (“fiscal 2003”).

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

For the 13 weeks and 26 weeks ended August 4, 2007, the Company recognized a decrease of $1,947 and $1,686 in the liability for unrecognized tax benefits, respectively, and an increase of $675 and $1,117 for interest and penalties, respectively. As of August 4, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $24,681. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $20,463.

The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Subsequent to adoption of FIN 48, the Company recognizes accrued interest and penalties related to income tax matters in income tax expense. The Company had $3,101 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and $4,218 as of August 4, 2007.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The tax provisions for the 13 weeks and 26 weeks ended August 4, 2007 and July 29, 2006 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $255 and $191 for the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, and $487 and $398 for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 13 weeks ended August 4, 2007 and July 29, 2006, these charges amounted to $69 and $212, respectively. During the 26 weeks ended August 4, 2007 and July 29, 2006, these charges amounted to $135 and $390, respectively.

In October 2004, the board of directors authorized a repurchase of the Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which is payable in installments and bears interest at 5.5% per annum, payable when principal installments are due. The Company’s final scheduled principal payment of $12,173 is due in October 2007. Interest expense on the promissory note for the 13 weeks ended August 4, 2007 and July 29, 2006 totaled $169 and $339, respectively. Interest expense on the promissory note for the 26 weeks ended August 4, 2007 and July 29, 2006 totaled $338 and $677, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $45 and $34 for the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, and $99 and $95 for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

10.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 4,		July 29,		August 4,		July 29,
	2007		2006		2007		2006
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$293.8	22.0%	$157.5	16.4%	$575.2	22.0%	$318.2	15.9%
New video game software	494.2	36.9%	330.7	34.3%	954.8	36.5%	737.0	36.8%
Used video game products	357.3	26.7%	308.7	32.0%	683.7	26.1%	584.1	29.2%
Other	192.9	14.4%	166.4	17.3%	403.5	15.4%	364.1	18.1%

Total	$1,338.2	100.0%	$963.3	100.0%	$2,617.2	100.0%	$2,003.4	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 4,		July 29,		August 4,		July 29,
	2007		2006		2007		2006
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.5	7.3%	$14.0	8.9%	$43.1	7.5%	$27.0	8.5%
New video game software	100.2	20.3%	72.7	22.0%	192.0	20.1%	154.7	21.0%
Used video game products	173.2	48.5%	153.9	49.9%	337.5	49.4%	295.0	50.5%
Other	66.4	34.4%	58.7	35.3%	137.5	34.1%	124.6	34.2%

Total	$361.3	27.0%	$299.3	31.1%	$710.1	27.1%	$601.3	30.0%

11.	Segment Information

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,026,646	$766,006	$2,030,735	$1,619,730
Canada	84,613	58,061	164,690	115,776
Australia	93,840	63,359	166,099	118,140
Europe	133,094	75,921	255,652	149,728

Total	$1,338,193	$963,347	$2,617,176	$2,003,374

Segment operating earnings (loss) were as follows:
United States	$38,077	$26,248	$91,684	$62,666
Canada	5,523	2,424	9,175	4,522
Australia	8,007	4,802	12,477	8,523
Europe	(860)	(7,721)	(1,971)	(11,842)

Total	$50,747	$25,753	$111,365	$63,869

12.	Supplemental Cash Flow Information

	26 Weeks Ended
	August 4,	July 29,
	2007	2006
	(In thousands) (Unaudited)

Cash paid during the period for:
Interest	$31,497	$40,361

Income taxes	$27,863	$37,570

13.	Consolidating Financial Statements

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Senior Floating Rate Notes and Senior Notes described in Note 5. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees. The following condensed consolidating financial statements illustrate the composition of the Issuers and guarantors on a combined basis (each Issuer and guarantor together with its majority-owned subsidiaries) and all other non-guarantor subsidiaries on a combined basis as of August 4, 2007, July 29, 2006 and February 3, 2007 for the balance sheet, the statements of operations for the 13 and 26 weeks ended August 4, 2007 and July 29, 2006 and cash flows for the 26 weeks ended August 4, 2007 and July 29, 2006.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$296,131	$53,146	$—	$349,277
Receivables, net	150,193	9,580	(129,975)	29,798
Merchandise inventories, net	491,422	222,414	—	713,836
Prepaid expenses and other current assets	34,208	17,743	—	51,951
Prepaid taxes	68,416	6,536	—	74,952
Deferred taxes	34,065	1,914	—	35,979

Total current assets	1,074,435	311,333	(129,975)	1,255,793

Property and equipment:
Land	2,670	8,628	—	11,298
Buildings and leasehold improvements	226,956	107,948	—	334,904
Fixtures and equipment	385,307	92,185	—	477,492

	614,933	208,761	—	823,694
Less accumulated depreciation and amortization	283,535	66,392	—	349,927

Net property and equipment	331,398	142,369	—	473,767

Investment	488,069	—	(488,069)	—
Goodwill, net	1,097,027	305,818	—	1,402,845
Deferred financing fees	11,387	19	—	11,406
Deferred taxes	(5,788)	13,465	—	7,677
Other noncurrent assets	17,285	12,732	—	30,017

Total other assets	1,607,980	332,034	(488,069)	1,451,945

Total assets	$3,013,813	$785,736	$(618,044)	$3,181,505

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$416,476	$100,757	$—	$517,233
Accrued liabilities	280,738	189,177	(129,975)	339,940
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	709,387	289,934	(129,975)	869,346

Senior notes payable, long-term portion, net	573,993	—	—	573,993
Senior floating rate notes payable, long-term portion	120,000	—	—	120,000
Deferred rent and other long-term liabilities	64,759	7,733	—	72,492

Total long-term liabilities	758,752	7,733	—	766,485

Total liabilities	1,468,139	297,667	(129,975)	1,635,831

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,993 shares issued and outstanding	159	—	—	159
Additional paid-in-capital	1,145,706	391,670	(391,670)	1,145,706
Accumulated other comprehensive income	19,359	5,229	(5,229)	19,359
Retained earnings	380,450	91,170	(91,170)	380,450

Total stockholders’ equity	1,545,674	488,069	(488,069)	1,545,674

Total liabilities and stockholders’ equity	$3,013,813	$785,736	$(618,044)	$3,181,505

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 29,	July 29,		July 29,
	2006	2006	Eliminations	2006
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$170,793	$47,933	$—	$218,726
Receivables, net	106,798	10,896	(89,098)	28,596
Merchandise inventories, net	442,530	131,537	—	574,067
Prepaid expenses and other current assets	30,352	7,022	—	37,374
Prepaid taxes	71,056	8,339	—	79,395
Deferred taxes	44,934	1,415	—	46,349

Total current assets	866,463	207,142	(89,098)	984,507

Property and equipment:
Land	2,000	8,073	—	10,073
Buildings and leasehold improvements	196,700	84,023	—	280,723
Fixtures and equipment	300,317	75,419	—	375,736

	499,017	167,515	—	666,532
Less accumulated depreciation and amortization	196,463	38,836	—	235,299

Net property and equipment	302,554	128,679	—	431,233

Investment	457,525	—	(457,525)	—
Goodwill, net	1,091,172	301,754	—	1,392,926
Deferred financing fees	17,220	22	—	17,242
Other noncurrent assets	22,870	6,458	—	29,328

Total other assets	1,588,787	308,234	(457,525)	1,439,496

Total assets	$2,757,804	$644,055	$(546,623)	$2,855,236

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$299,135	$67,086	$—	$366,221
Accrued liabilities	242,163	128,904	(89,098)	281,969
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	553,471	195,990	(89,098)	660,363

Deferred taxes	23,813	(11,617)	—	12,196
Senior notes payable, long-term portion, net	635,431	—	—	635,431
Senior floating rate notes payable, long-term portion	300,000	—	—	300,000
Note payable, long-term portion	12,173	—	—	12,173
Deferred rent and other long-term liabilities	37,223	2,157	—	39,380

Total long-term liabilities	1,008,640	(9,460)	—	999,180

Total liabilities	1,562,111	186,530	(89,098)	1,659,543

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 150,293 shares issued and outstanding	150	—	—	150
Additional paid-in-capital	983,546	391,610	(391,610)	983,546
Accumulated other comprehensive income (loss)	4,773	(299)	299	4,773
Retained earnings	207,224	66,214	(66,214)	207,224

Total stockholders’ equity	1,195,693	457,525	(457,525)	1,195,693

Total liabilities and stockholders’ equity	$2,757,804	$644,055	$(546,623)	$2,855,236

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$582,514	$69,889	$—	$652,403
Receivables, net	51,978	9,010	(26,720)	34,268
Merchandise inventories, net	495,137	180,248	—	675,385
Prepaid expenses and other current assets	30,528	7,354	—	37,882
Prepaid taxes	11,012	(5,467)	—	5,545
Deferred taxes	33,152	1,706	—	34,858

Total current assets	1,204,321	262,740	(26,720)	1,440,341

Property and equipment:
Land	2,670	8,042	—	10,712
Buildings and leasehold improvements	212,286	93,520	—	305,806
Fixtures and equipment	348,576	77,265	—	425,841

	563,532	178,827	—	742,359
Less accumulated depreciation and amortization	237,838	48,058	—	285,896

Net property and equipment	325,694	130,769	—	456,463

Investment	517,332	—	(517,332)	—
Goodwill, net	1,098,089	305,818	—	1,403,907
Deferred financing fees	14,356	19	—	14,375
Deferred taxes	(6,329)	12,133	—	5,804
Other noncurrent assets	9,547	19,147	—	28,694

Total other assets	1,632,995	337,117	(517,332)	1,452,780

Total assets	$3,163,010	$730,626	$(544,052)	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$569,435	$148,433	$—	$717,868
Accrued liabilities	321,944	61,792	(26,720)	357,016
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	903,552	210,225	(26,720)	1,087,057

Senior notes payable, long-term portion, net	593,311	—	—	593,311
Senior floating rate notes payable, long-term portion	250,000	—	—	250,000
Deferred rent and other long-term liabilities	40,269	3,069	—	43,338

Total long-term liabilities	883,580	3,069	—	886,649

Total liabilities	1,787,132	213,294	(26,720)	1,973,706

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,305 shares issued and outstanding	152	—	—	152
Additional paid-in-capital	1,021,903	427,012	(427,012)	1,021,903
Accumulated other comprehensive income (loss)	3,227	(2,738)	2,738	3,227
Retained earnings	350,596	93,058	(93,058)	350,596

Total stockholders’ equity	1,375,878	517,332	(517,332)	1,375,878

Total liabilities and stockholders’ equity	$3,163,010	$730,626	$(544,052)	$3,349,584

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 13 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,026,646	$311,547	$—	$1,338,193
Cost of sales	743,847	233,047	—	976,894

Gross profit	282,799	78,500	—	361,299
Selling, general and administrative expenses	220,037	58,397	—	278,434
Depreciation and amortization	24,685	7,433	—	32,118

Operating earnings	38,077	12,670	—	50,747
Interest income	(4,750)	(4,174)	6,188	(2,736)
Interest expense	15,921	6,349	(6,188)	16,082
Debt extinguishment expense	2,027	—	—	2,027

Earnings before income tax expense	24,879	10,495	—	35,374
Income tax expense	9,937	3,627	—	13,564

Net earnings	$14,942	$6,868	$—	$21,810

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 29,	July 29,		July 29,
For the 13 Weeks Ended July 29, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Sales	$766,006	$197,341	$—	$963,347
Cost of sales	519,096	144,987	—	664,083

Gross profit	246,910	52,354	—	299,264
Selling, general and administrative expenses	197,689	46,922	—	244,611
Depreciation and amortization	20,401	5,927	—	26,328
Merger-related expenses	2,572	—	—	2,572

Operating earnings (loss)	26,248	(495)	—	25,753
Interest income	(3,002)	(2,305)	3,802	(1,505)
Interest expense	21,691	3,825	(3,802)	21,714
Debt extinguishment expense	191	—	—	191

Earnings (loss) before income tax expense (benefit)	7,368	(2,015)	—	5,353
Income tax expense (benefit)	2,482	(306)	—	2,176

Net earnings (loss)	$4,886	$(1,709)	$—	$3,177

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 26 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$2,030,735	$586,441	$—	$2,617,176
Cost of sales	1,467,375	439,733	—	1,907,108

Gross profit	563,360	146,708	—	710,068
Selling, general and administrative expenses	422,717	112,833	—	535,550
Depreciation and amortization	48,959	14,194	—	63,153

Operating earnings	91,684	19,681	—	111,365
Interest income	(10,113)	(8,019)	11,568	(6,564)
Interest expense	33,831	11,763	(11,568)	34,026
Debt extinguishment expense	8,751	—	—	8,751

Earnings before income tax expense	59,215	15,937	—	75,152
Income tax expense	22,924	5,695	—	28,619

Net earnings	$36,291	$10,242	$—	$46,533

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 29,	July 29,		July 29,
For the 26 Weeks Ended July 29, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Sales	$1,619,730	$383,644	$—	$2,003,374
Cost of sales	1,119,956	282,120	—	1,402,076

Gross profit	499,774	101,524	—	601,298
Selling, general and administrative expenses	392,377	88,894	—	481,271
Depreciation and amortization	40,833	11,427	—	52,260
Merger-related expenses	3,898	—	—	3,898

Operating earnings	62,666	1,203	—	63,869
Interest income	(6,435)	(4,219)	6,925	(3,729)
Interest expense	43,244	6,948	(6,925)	43,267
Debt extinguishment expense	191	—	—	191

Earnings (loss) before income tax expense (benefit)	25,666	(1,526)	—	24,140
Income tax expense	9,034	228	—	9,262

Net earnings (loss)	$16,632	$(1,754)	$—	$14,878

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 26 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$36,291	$10,242	$—	$46,533
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	49,427	14,198	—	63,625
Amortization and retirement of deferred financing fees	3,228	—	—	3,228
Amortization and retirement of original issue discount on senior notes	682	—	—	682
Stock-based compensation expense	13,645	—	—	13,645
Deferred taxes	(748)	(1,540)	—	(2,288)
Excess tax benefits realized from exercise of stock-based awards	(62,555)	—	—	(62,555)
Loss on disposal of property and equipment	808	719	—	1,527
Increase in deferred rent and other long-term liabilities	2,397	1,271	—	3,668
Increase in liability to landlords for tenant allowances, net	1,496	266	—	1,762
Change in the value of foreign exchange contracts	2,940	(2,608)	—	332
Changes in operating assets and liabilities, net
Receivables, net	5,040	(570)	—	4,470
Merchandise inventories	3,715	(42,166)	—	(38,451)
Prepaid expenses and other current assets	(3,371)	(6,585)	—	(9,956)
Prepaid taxes	13,843	(12,003)	—	1,840
Accounts payable and accrued liabilities	(267,164)	46,552	—	(220,612)

Net cash flows provided by (used in) operating activities	(200,326)	7,776	—	(192,550)

Cash flows from investing activities:
Purchase of property and equipment	(55,740)	(15,648)	—	(71,388)
Acquisitions, net of cash acquired	1,062	—	—	1,062

Net cash flows used in investing activities	(54,678)	(15,648)	—	(70,326)

Cash flows from financing activities:
Repurchase of notes payable	(150,000)	—	—	(150,000)
Issuance of shares relating to stock options	46,782	—	—	46,782
Excess tax benefits realized from exercise of stock-based awards	62,555	—	—	62,555
Net decrease (increase) in other noncurrent assets and deferred financing fees	9,284	(12,743)	—	(3,459)

Net cash flows used in financing activities	(31,379)	(12,743)	—	(44,122)

Exchange rate effect on cash and cash equivalents	—	3,872	—	3,872

Net decrease in cash and cash equivalents	(286,383)	(16,743)	—	(303,126)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$296,131	$53,146	$—	$349,277

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 29,	July 29,		July 29,
For the 26 Weeks Ended July 29, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$16,632	$(1,754)	$—	$14,878
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	40,946	11,426	—	52,372
Amortization and retirement of deferred financing fees	1,607	—	—	1,607
Amortization and retirement of original issue discount on senior notes	558	—	—	558
Stock-based compensation expense	10,550	—	—	10,550
Deferred taxes	(4,153)	(655)	—	(4,808)
Excess tax benefits realized from exercise of stock-based awards	(31,656)	—	—	(31,656)
Loss on disposal of property and equipment	1,242	925	—	2,167
Increase in deferred rent and other long-term liabilities	3,123	529	—	3,652
Increase in liability to landlords for tenant allowances, net	425	284	—	709
Change in the value of foreign exchange contracts	736	(26)	—	710
Changes in operating assets and liabilities, net
Receivables, net	8,810	1,332	—	10,142
Merchandise inventories	27,483	1,628	—	29,111
Prepaid expenses and other current assets	(19,335)	(1,699)	—	(21,034)
Prepaid taxes	(18,517)	(8,805)	—	(27,322)
Accounts payable and accrued liabilities	(213,289)	(14,242)	—	(227,531)

Net cash flows used in operating activities	(174,838)	(11,057)	—	(185,895)

Cash flows from investing activities:
Purchase of property and equipment	(36,080)	(13,240)	—	(49,320)
Sale of assets held for sale	19,297	—	—	19,297

Net cash flows used in investing activities	(16,783)	(13,240)	—	(30,023)

Cash flows from financing activities:
Repurchase of notes payable	(6,915)	—	—	(6,915)
Repayment of other debt	(9,502)	—	—	(9,502)
Issuance of shares relating to stock options	18,727	—	—	18,727
Excess tax benefits realized from exercise of stock-based awards	31,656	—	—	31,656
Net increase in other noncurrent assets and deferred financing fees	(475)	(272)	—	(747)

Net cash flows provided by (used in) financing activities	33,491	(272)	—	33,219

Exchange rate effect on cash and cash equivalents	—	(168)	—	(168)

Net decrease in cash and cash equivalents	(158,130)	(24,737)	—	(182,867)
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$170,793	$47,933	$—	$218,726

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of August 4, 2007, we operated 4,954 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the largest multi-platform video game magazine in the United States based on circulation.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in the 13 and 26 weeks ended August 4, 2007 was impacted by the recent launches of these new products.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Form 10-K.

Accounting for Uncertainty in Income Taxes.  In July 2006, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized under FASB Statement No. 109, Accounting for Income Taxes. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of February 4, 2007, resulting in a $16.7 million cumulative effect decrease to retained earnings and a $7.9 million increase in prepaid taxes. For additional information related to the Company’s adoption of FIN 48, see Note 7 of “Notes to Condensed Consolidated Financial Statements.”

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.0	68.9	72.9	70.0

Gross profit	27.0	31.1	27.1	30.0
Selling, general and administrative expenses	20.8	25.4	20.4	24.0
Depreciation and amortization	2.4	2.7	2.4	2.6
Merger-related expenses	—	0.3	—	0.2

Operating earnings	3.8	2.7	4.3	3.2
Interest expense, net	1.0	2.1	1.1	2.0
Debt extinguishment expense	0.2	—	0.3	—

Earnings before income tax expense	2.6	0.6	2.9	1.2
Income tax expense	1.0	0.3	1.1	0.5

Net earnings	1.6%	0.3%	1.8%	0.7%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended August 4, 2007 and July 29, 2006, these purchasing, receiving and distribution costs amounted to $10.3 million and $8.4 million, respectively. For the 26 weeks ended August 4, 2007 and July 29, 2006, these purchasing, receiving and distribution costs amounted to $19.2 million and $16.6 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended August 4, 2007 and July 29, 2006, these processing fees amounted to $10.2 million and $6.5 million, respectively. For the 26 weeks ended August 4, 2007 and July 29, 2006, these processing fees amounted to $19.2 million and $13.5 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is lower than, and its selling, general and administrative expenses as a percentage of sales are higher than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2% and 0.2% for the 13 and 26 weeks ended July 29, 2006, respectively. The Company’s classifications had no effect on the 13 and 26 week periods ended August 4, 2007.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$293.8	22.0%	$157.5	16.4%	$575.2	22.0%	$318.2	15.9%
New video game software	494.2	36.9%	330.7	34.3%	954.8	36.5%	737.0	36.8%
Used video game products	357.3	26.7%	308.7	32.0%	683.7	26.1%	584.1	29.2%
Other	192.9	14.4%	166.4	17.3%	403.5	15.4%	364.1	18.1%

Total	$1,338.2	100.0%	$963.3	100.0%	$2,617.2	100.0%	$2,003.4	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 4, 2007		July 29, 2006		August 4, 2007		July 29, 2006
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.5	7.3%	$14.0	8.9%	$43.1	7.5%	$27.0	8.5%
New video game software	100.2	20.3%	72.7	22.0%	192.0	20.1%	154.7	21.0%
Used video game products	173.2	48.5%	153.9	49.9%	337.5	49.4%	295.0	50.5%
Other	66.4	34.4%	58.7	35.3%	137.5	34.1%	124.6	34.2%

Total	$361.3	27.0%	$299.3	31.1%	$710.1	27.1%	$601.3	30.0%

13 weeks ended August 4, 2007 compared with the 13 weeks ended July 29, 2006

Sales increased by $374.9 million, or 38.9%, from $963.3 million in the 13 weeks ended July 29, 2006 to $1,338.2 million in the 13 weeks ended August 4, 2007. The increase in sales was attributable to the comparable store sales increase of 29.1% for the second quarter of fiscal 2007 and the addition of non-comparable store sales from the 555 stores opened since April 29, 2006 of approximately $98.8 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase was driven by strong sales of the new hardware platform units Nintendo Wii and Sony PlayStation 3 and their related software and accessories, as well as Xbox 360 software and accessories.

New video game hardware sales increased $136.3 million, or 86.5%, from $157.5 million in the 13 weeks ended July 29, 2006 to $293.8 million in the 13 weeks ended August 4, 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since July 2006. New video game software sales increased $163.5 million, or 49.4%, from $330.7 million in the 13 weeks ended July 29, 2006 to $494.2 million in the 13 weeks ended August 4, 2007, primarily due to the new stores added and sales related to the new hardware platforms, as well as a strong lineup of new video game titles released during the 26 weeks ended August 4, 2007. Used video game product sales also grew due to an increase in store count and overall demand for video game products following the launch of the new hardware platforms, with an increase in sales of $48.6 million, or 15.7%, from $308.7 million in the 13 weeks ended July 29, 2006 to $357.3 million in the 13 weeks ended August 4, 2007. Sales of other product categories grew 15.9%, or $26.5 million, from the 13 weeks ended July 29, 2006 to the 13 weeks ended August 4, 2007, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, used video game products and the other product category decreased in the 13 weeks ended August 4, 2007 compared to the 13 weeks ended July 29, 2006. This was due to the strong sales of video game hardware and new video game software driven by the recent launches of the new video game consoles mentioned earlier.

Cost of sales increased by $312.8 million, or 47.1%, from $664.1 million in the 13 weeks ended July 29, 2006 to $976.9 million in the 13 weeks ended August 4, 2007 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $62.0 million, or 20.7%, from $299.3 million in the 13 weeks ended July 29, 2006 to $361.3 million in the 13 weeks ended August 4, 2007. Gross profit as a percentage of sales decreased from 31.1% in the 13 weeks ended July 29, 2006 to 27.0% in the 13 weeks ended August 4, 2007. The gross profit percentage decrease was caused primarily by the increase in sales of new video game hardware as a percentage of total sales in the second quarter of 2007. New video game hardware typically carries a much lower margin than software and accessories sales. Gross profit as a percentage of sales on new video game hardware and new video game software decreased from 8.9% and 22.0%, respectively, in the prior year quarter to 7.3% and 20.3% of sales, respectively, in the second quarter of 2007 due to lower vendor allowances applied to cost of sales as a result of increased marketing costs incurred during the second quarter of 2007. Gross profit as a percentage of sales on used video game products decreased from 49.9% in the 13 weeks ended July 29, 2006 to 48.5% in the 13 weeks ended August 4, 2007 due to increased promotional expenses and higher refurbishment costs associated with an increase in production of refurbished hardware platforms during the second quarter of 2007.

Selling, general and administrative expenses increased by $33.8 million, or 13.8%, from $244.6 million in the 13 weeks ended July 29, 2006 to $278.4 million in the 13 weeks ended August 4, 2007. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 25.4% in the 13 weeks ended July 29, 2006 to 20.8% in the 13 weeks ended August 4, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center in the second quarter of fiscal 2006. Selling, general and administrative expenses include $6.7 million and $5.4 million in stock-based compensation expense for the 13 weeks ended August 4, 2007 and July 29, 2006, respectively, in accordance with SFAS 123(R).

Depreciation and amortization expense increased $5.8 million from $26.3 million for the 13 weeks ended July 29, 2006 to $32.1 million in the 13 weeks ended August 4, 2007. This increase was primarily due to capital expenditures associated with the opening of new stores since July 29, 2006 and investments in management information systems.

The Company’s results of operations for the 13 weeks ended July 29, 2006 include $2.6 million in expenses associated with the merger. The $2.6 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB.

Interest income increased from $1.5 million in the 13 weeks ended July 29, 2006 to $2.7 million in the 13 weeks ended August 4, 2007 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $21.7 million in the 13 weeks ended July 29, 2006 to $16.1 million in the 13 weeks ended August 4, 2007 primarily due to the retirement of $63.1 million of the Company’s senior notes and $180.0 million of the Company’s senior floating rate notes since July 29, 2006. Debt extinguishment expense of $2.0 million was recognized in the 13 weeks ended August 4, 2007 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $0.2 million was incurred in the 13 weeks ended July 29, 2006 for the loss associated with the repurchase of $6.9 million of senior notes.

Income tax expense for the 13 weeks ended July 29, 2006 and the 13 weeks ended August 4, 2007 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $2.2 million for the 13 weeks ended July 29, 2006 compared to $13.6 million for the 13 weeks ended August 4, 2007. For the

13 weeks ended August 4, 2007, income tax expense included a benefit of $1.3 million for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions, as prescribed by FIN 48.

The factors described above led to an increase in operating earnings of $24.9 million, or 96.5%, from $25.8 million in the 13 weeks ended July 29, 2006 to $50.7 million in the 13 weeks ended August 4, 2007, and an increase in net earnings of $18.6 million, or 581.3%, from $3.2 million in the 13 weeks ended July 29, 2006 to $21.8 million in the 13 weeks ended August 4, 2007.

26 weeks ended August 4, 2007 compared with the 26 weeks ended July 29, 2006

Sales increased by $613.8 million, or 30.6%, from $2,003.4 million in the 26 weeks ended July 29, 2006 to $2,617.2 million in the 26 weeks ended August 4, 2007. The increase in sales was attributable to the comparable store sales increase of 22.0% for the 26 week-period ended August 4, 2007 versus the prior year 26 week-period and the addition of non-comparable store sales from the 657 stores opened since January 29, 2006 of approximately $181.7 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase was driven by continued strong sales of the Nintendo DS Lite and the new hardware platform units Nintendo Wii and the Sony PlayStation 3, which completed its worldwide launch during this fiscal year, and their related software and accessories, as well as Xbox 360 software and accessories.

New video game hardware sales increased $257.0 million, or 80.8%, from $318.2 million in the 26 weeks ended July 29, 2006 to $575.2 million in the 26 weeks ended August 4, 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since January 2006. New video game software sales increased $217.8 million, or 29.6%, from $737.0 million in the 26 weeks ended July 29, 2006 to $954.8 million in the 26 weeks ended August 4, 2007, primarily due to the new stores added and sales related to the new hardware platforms, as well as a strong lineup of new video game titles released during the 26 weeks ended August 4, 2007. Used video game product sales also grew due to an increase in store count and overall demand for video game products following the launch of the new hardware platforms, with an increase in sales of $99.6 million, or 17.1%, from $584.1 million in the 26 weeks ended July 29, 2006 to $683.7 million in the 26 weeks ended August 4, 2007. Sales of other product categories grew 10.8%, or $39.4 million, from the 26 weeks ended July 29, 2006 to the 26 weeks ended August 4, 2007, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new and used video game software and the other product category decreased in the 26 weeks ended August 4, 2007 compared to the 26 weeks ended July 29, 2006. This was due to the strong sales of video game hardware driven by the recent launches of the new video game consoles mentioned earlier.

Cost of sales increased by $505.0 million, or 36.0%, from $1,402.1 million in the 26 weeks ended July 29, 2006 to $1,907.1 million in the 26 weeks ended August 4, 2007 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $108.8 million, or 18.1%, from $601.3 million in the 26 weeks ended July 29, 2006 to $710.1 million in the 26 weeks ended August 4, 2007. Gross profit as a percentage of sales decreased from 30.0% in the 26 weeks ended July 29, 2006 to 27.1% in the 26 weeks ended August 4, 2007. The gross profit percentage decrease was caused primarily by the increase of sales of new video game hardware as a percentage of total sales in the 26 weeks ended on August 4, 2007. New video game hardware typically carries a much lower margin than software and accessories sales. Gross profit as a percentage of sales on new video game hardware and new video game software decreased from 8.5% and 21.0%, respectively, in the 26 weeks ended July 29, 2006 to 7.5% and 20.1% of sales, respectively, for the 26 weeks ended August 4, 2007 due to lower vendor allowances applied to cost of sales as a result of increased marketing costs incurred during fiscal 2007. Gross profit as a percentage of sales on used video game products decreased from 50.5% in the 26 weeks ended July 29, 2006 to 49.4% in the 26 weeks ended August 4, 2007 due to increased promotional expenses and higher refurbishment costs associated with an increase in production of refurbished hardware platforms during fiscal 2007.

Selling, general and administrative expenses increased by $54.3 million, or 11.3%, from $481.3 million in the 26 weeks ended July 29, 2006 to $535.6 million in the 26 weeks ended August 4, 2007. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 24.0% in the 26 weeks ended July 29, 2006 to 20.4% in the 26 weeks ended August 4, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center in the 26 weeks ended July 29, 2006. Selling, general and administrative expenses include $13.6 million and $10.6 million in stock-based compensation expense for the 26 weeks ended August 4, 2007 and July 29, 2006, respectively, in accordance with SFAS 123(R).

Depreciation and amortization expense increased $10.9 million from $52.3 million for the 26 weeks ended July 29, 2006 to $63.2 million in the 26 weeks ended August 4, 2007. This increase was primarily due to capital expenditures associated with the opening of new stores since July 29, 2006 and investments in management information systems.

The Company’s results of operations for the 26 weeks ended July 29, 2006 include $3.9 million of expenses associated with the merger. The $3.9 million consisted primarily of costs associated with integrating the operations of Historical GameStop and EB.

Interest income increased from $3.7 million in the 26 weeks ended July 29, 2006 to $6.6 million in the 26 weeks ended August 4, 2007 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $43.3 million in the 26 weeks ended July 29, 2006 to $34.0 million in the 26 weeks ended August 4, 2007 primarily due to the retirement of $63.1 million of the Company’s senior notes and $180.0 million of the Company’s senior floating rate notes since July 29, 2006. Debt extinguishment expense of $8.8 million was recognized in the 26 weeks ended August 4, 2007 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $0.2 million was incurred in the 26 weeks ended July 29, 2006 for the loss associated with the repurchase of $6.9 million of senior notes.

Income tax expense for the 26 weeks ended July 29, 2006 and the 26 weeks ended August 4, 2007 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $9.3 million for the 26 weeks ended July 29, 2006 compared to $28.6 million for the 26 weeks ended August 4, 2007. For the 26 weeks ended August 4, 2007, income tax expense included a benefit of $0.6 million for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions, as prescribed by FIN 48.

The factors described above led to an increase in operating earnings of $47.5 million, or 74.3%, from $63.9 million in the 26 weeks ended July 29, 2006 to $111.4 million in the 26 weeks ended August 4, 2007, and an increase in net earnings of $31.6 million, or 212.1%, from $14.9 million in the 26 weeks ended July 29, 2006 to $46.5 million in the 26 weeks ended August 4, 2007.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		26 Weeks Ended
	August 4,	July 29,	August 4,	July 29,
	2007	2006	2007	2006
		(In millions) (Unaudited)

Sales by operating segment are as follows:
United States	$1,026.7	$766.0	$2,030.7	$1,619.7
Canada	84.6	58.1	164.7	115.8
Australia	93.8	63.3	166.1	118.2
Europe	133.1	75.9	255.7	149.7

Total	$1,338.2	$963.3	$2,617.2	$2,003.4

Operating earnings (loss) by operating segment are as follows:
United States	$38.1	$26.3	$91.7	$62.7
Canada	5.5	2.4	9.2	4.5
Australia	8.0	4.8	12.5	8.5
Europe	(0.8)	(7.7)	(2.0)	(11.8)

Total	$50.8	$25.8	$111.4	$63.9

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of August 4, 2007, the United States segment included 3,918 GameStop stores, compared to 3,684 on July 29, 2006. Sales for the 13 and 26 weeks ended August 4, 2007 increased 34.0% and 25.4%, respectively, compared to the 13 and 26 weeks ended July 29, 2006 as a result of increased sales at existing stores and the opening of 351 new stores since April 29, 2006 and 424 stores since January 28, 2006, including 102 and 148 stores in the 13 and 26 weeks ended August 4, 2007, respectively. Sales at existing stores increased due to strong sales of the new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3, and their related software and accessories, as well as Xbox 360 software and accessories. Segment operating income for the 13 and 26 weeks ended August 4, 2007 increased by 44.9% and 46.3%, respectively, compared to the 13 and 26 weeks ended July 29, 2006 driven by strong sales of the new hardware platforms and their related software and accessories, leveraging of selling, general and administrative expenses and the recognition of synergies related to the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center, when compared to 2006.

Canada

Sales in the Canadian segment in the 13 and 26 weeks ended August 4, 2007 increased 45.6% and 42.2%, respectively, compared to the 13 and 26 weeks ended July 29, 2006. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 12 and 13 stores opened since April 29, 2006 and January 28, 2006, respectively. As of August 4, 2007, the Canadian segment had 272 stores compared to 261 stores at July 29, 2006. The increase in sales at existing stores was due to the recent launch of new video game hardware systems and their related software, as well as increased sales of handheld systems. Segment operating income for the 13 and 26 weeks ended August 4, 2007 increased by 129.2% and 104.4%, respectively, compared to the 13 and 26 weeks ended July 29, 2006 driven by the increased sales discussed above and the leveraging of the selling, general and administrative expenses.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of August 4, 2007, the Australian segment included 243 stores, compared to 197 at July 29, 2006. Sales for the 13 and 26 weeks ended August 4, 2007 increased 48.2% and 40.5%, respectively, compared to the 13 and 26 weeks ended July 29, 2006. The increase in sales was due to higher sales at existing stores and the additional sales at the 57 and 67 stores opened since April 29, 2006 and January 28, 2006, respectively. The increase in sales at existing stores was due to the launch of the Sony PlayStation 3 in Australia and New Zealand during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including Nintendo Wii, and increased sales of handheld units during the second quarter and full fiscal year of 2007 compared to the same periods in 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products. Segment operating income in the 13 and 26 weeks ended August 4, 2007 increased by 66.7% and 47.1%, respectively, when compared to the 13 and 26 weeks ended July 29, 2006. The increase was driven by the increased sales discussed above and the leveraging of selling, general and administrative expenses.

Europe

Segment results for Europe include retail operations in 12 European countries including Portugal, which commenced operations in the first quarter of 2007. As of August 4, 2007, the European segment operated 521 stores, compared to 450 stores at July 29, 2006. For the 13 and 26 weeks ended August 4, 2007, European sales increased 75.4% and 70.8%, respectively, compared to the 13 and 26 weeks ended July 29, 2006. The increase in sales was primarily due to the increase in sales at existing stores and the additional sales at the 135 and 153 stores opened since April 29, 2006 and January 28, 2006, respectively. These increases in store count were offset by store closings in the first quarter of 2007, primarily in Spain, as part of the implementation of the integration strategy of the acquisition of EB. The increase in sales at existing stores was driven by the launch of the Sony PlayStation 3 in Europe during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including Nintendo Wii, and increased sales of handhelds and other next generation hardware units during the second quarter and full fiscal year of 2007 compared to the same periods in 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products.

The segment operating loss in Europe for the 13 and 26 weeks ended August 4, 2007 decreased 89.6% to $0.8 million and 83.1% to $2.0 million, respectively, compared to the operating loss in the 13 and 26 weeks ended July 29, 2006 of $7.7 million and $11.8 million, respectively. The decrease in the operating loss was driven by the increase in sales and related margin dollars discussed above and the leveraging of selling, general and administrative expenses.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 26 weeks ended August 4, 2007, cash used in operations was $192.6 million, compared to cash used in operations of $185.9 million during the 26 weeks ended July 29, 2006. In the 26 weeks ended August 4, 2007, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $220.6 million, which is typical in the first half of a fiscal year as payments are made on purchases from the previous holiday selling season, an increase in merchandise inventories of $38.5 million due to an increase in store count, and the excess tax benefits realized from the exercise of stock-based awards of $62.6 million. These cash outflows were partially offset by net income of $46.5 million, depreciation and amortization of $63.6 million and stock-based compensation expense of $13.6 million.

In the 26 weeks ended July 29, 2006, cash used in operations was primarily due to a decrease in accounts payable and accrued liabilities of $227.5 million, which is typical in the first half of a fiscal year as stated above, an increase in prepaid taxes of $27.3 million, the excess tax benefits realized from the exercise of stock-based awards of $31.7 million, and an increase in prepaid expenses of $21.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year. These cash outflows were partially offset by a decrease in merchandise inventories of $29.1 million, a decrease in accounts receivable of $10.1 million, net income of $14.9 million, depreciation and amortization of $52.4 million and stock-based compensation expense of $10.6 million.

Cash used in investing activities was $70.3 million and $30.0 million during the 26 weeks ended August 4, 2007 and July 29, 2006, respectively. During the 26 weeks ended August 4, 2007, $71.4 million of cash was used primarily to open 236 new stores and to invest in information systems, offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth quarter of fiscal 2006. During the 26 weeks ended July 29, 2006, $49.3 million of capital expenditures was primarily used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop, to open new stores in the United States and for international expansion. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the merger.

Cash flows used in financing activities was $44.1 million during the 26 weeks ended August 4, 2007 compared to cash provided by financing activities during the 26 weeks ended July 29, 2006 of $33.2 million. The cash used in financing activities for the 26 weeks ended August 4, 2007 was primarily due to the repurchase of $20.0 million and $130.0 million of principal value of the Company’s Senior Notes and Senior Floating Rate Notes, respectively. These cash outflows were offset by $46.8 million received for the issuance of shares relating to stock option exercises and $62.6 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. The cash flows provided by financing activities during the 26 weeks ended July 29, 2006 were primarily due to $18.7 million received for the issuance of shares relating to stock option exercises and $31.7 million for the realization of tax benefits relating to the stock option exercises. These items were offset by the payoff of the $9.2 million mortgage associated with the Pennsylvania distribution center sold in June 2006 and the use of approximately $6.9 million to repurchase Senior Notes.

Future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 236 stores in the 26 weeks ended August 4, 2007 and expects to open approximately 260 to 320 additional stores in the remainder of fiscal 2007. Within the next 12 months, the Company intends to rebrand all of the EB stores that do not have real estate restrictions to the GameStop brand. Capital expenditures for fiscal 2007 are projected to be approximately $135.0 million to $145.0 million, to be used primarily to fund new store openings, rebrand EB stores and invest in distribution and information systems in support of operations.

In October 2005, in connection with the merger, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its U.S. subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 4, 2007, the applicable margin was 0.0% for prime rate loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of August 4, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $5.2 million.

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

The Senior Floating Rate Notes bear interest at LIBOR plus 3.875%, mature on October 1, 2011 and were priced at 100%. The rate of interest on the Senior Floating Rate Notes as of August 4, 2007 was 9.2350% per annum. The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of August 4, 2007, the unamortized original issue discount was $6.0 million.

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

As of August 4, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of July 29, 2006, the Company had repurchased $6.9 million of its Senior Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50 million of its Senior Notes and $50 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $0.2 million for the 13 and 26 week periods ended July 29, 2006, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of August 4, 2007, the Company repurchased $150 million of the Notes, having acquired $20 million of its Senior Notes and $130 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $2.0 million and $8.8 million for the 13 and 26 week periods ended August 4, 2007, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its board of directors authorized the redemption of the remaining $120 million of Senior Floating Rate Notes outstanding. On July 12, 2007, the Issuers notified the Trustee of their intent to redeem the Notes on October 1, 2007. Subsequently, on August 7, 2007 the Trustee notified the bondholders of the Issuers’ intent to redeem the Notes on October 1, 2007 at the redemption price specified by the Notes of 102.00%, plus all accrued and unpaid interest through the redemption date. Notice of redemption is irrevocable once given to bondholders. The Company expects to incur a one-time pre-tax charge of $3.8 million associated with the redemption, which represents a $2.4 million redemption premium and $1.4 million to recognize unamortized deferred financing costs.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. in the principal amount of $74.0 million in connection with the repurchase of Historical GameStop’s common stock held by Barnes & Noble. Scheduled principal payments of $37.5 million, $12.2 million and $12.2 million were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note, which also requires a final payment of $12.2 million in October 2007. The note is unsecured and bears interest at 5.5% per annum, payable when principal installments are due.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the video game industry;

•	the competitive environment in the video game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	alternate sources of distribution of video game software; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes issued in connection with the merger include both fixed rate and floating rate notes with the intent to minimize exposure to changes in interest rates. A hypothetical increase or (decrease) of 10% of the effective rate on the outstanding Senior Floating Rate Notes would result in a change in the annual interest expense of $1.1 million. The effective rate on the Senior Floating Rate Notes was 9.2350% on August 4, 2007. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended. SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at August 4, 2007 was a liability of $2.4 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate at August 4, 2007 would result in a (loss) or gain in value of the forwards, options and swaps of ($12.4 million) or $10.1 million, respectively.

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

There have been no material developments in previously reported legal proceedings.

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

The Company’s Annual Meeting of Stockholders was held on June 28, 2007. At the close of business on the record date for the meeting (which was May 4, 2007), there were 157,493,978 shares of Class A common stock outstanding and entitled to vote at the meeting. Holders of 137,576,368 shares of Class A common stock (with one vote per share) were present at the meeting, either in person or by proxy.

The Company’s stockholders approved, by the following vote, the amendment and restatement of the Amended and Restated GameStop Corp. 2001 Incentive Plan which increases the maximum number of shares that may be the subject of awards from 40,000,000 to 43,500,000 shares, with the additional shares to be used only for the grant of options to purchase shares of our common stock:

In Favor	Against	Abstained	Broker Non-Votes

100,550,617	21,152,083	116,554	15,757,114

The following individuals were elected to the Company’s board of directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

R. Richard Fontaine	131,563,095	6,013,273
Jerome L. Davis	129,690,186	7,886,182
Stephanie M. Shern	135,855,233	1,721,135
Steven R. Koonin	135,868,494	1,707,874

The following individuals continue to serve on the Company’s board of directors until the expiration of their terms: Daniel A. DeMatteo, Leonard Riggio, Michael N. Rosen, Stanley (Mickey) Steinberg, Gerald R. Szczepanski, Edward A. Volkwein and Lawrence S. Zilavy. James J. Kim chose not to stand for re-election to the board of directors when his term expired at the Annual Meeting of Stockholders.

The Company’s stockholders also ratified the appointment of BDO Seidman, LLP as the registered independent public accounting firm of the Company for the fiscal year ending February 2, 2008 by the following vote:

In Favor	Against	Abstained

137,427,260	86,372	62,736

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)

Exhibit
Number	Description

10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(9)
10.8	Form of Restricted Share Agreement.(11)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(12)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(12)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(13)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(13)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(13)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(13)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(13)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(13)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(13)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(13)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(15)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(15)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(16)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(15)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 7, 2007

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 7, 2007

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(9)
10.8	Form of Restricted Share Agreement.(11)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(12)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(12)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(13)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(13)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(13)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(13)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(13)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(13)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(13)

Exhibit
Number	Description

10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(13)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(15)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(15)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(16)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(15)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.