Form 10-Q
period 2007-11-03
GameStop Corp.
filed 2007-12-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2007
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of November 27, 2007: 160,965,105

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 3,	October 28,	February 3,
	2007	2006	2007
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$277,808	$180,948	$652,403
Receivables, net	47,443	32,841	34,268
Merchandise inventories, net	1,164,229	844,979	675,385
Prepaid expenses and other current assets	59,615	33,346	37,882
Prepaid taxes	73,257	68,307	5,545
Deferred taxes	38,458	48,391	34,858

Total current assets	1,660,810	1,208,812	1,440,341

Property and equipment:
Land	12,026	10,106	10,712
Buildings and leasehold improvements	358,445	291,692	305,806
Fixtures and equipment	516,767	394,712	425,841

	887,238	696,510	742,359
Less accumulated depreciation and amortization	386,658	257,981	285,896

Net property and equipment	500,580	438,529	456,463

Goodwill, net	1,402,845	1,395,824	1,403,907
Deferred financing fees	9,435	15,597	14,375
Deferred taxes	9,496	—	5,804
Other noncurrent assets	31,674	28,008	28,694

Total other assets	1,453,450	1,439,429	1,452,780

Total assets	$3,614,840	$3,086,770	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$977,830	$605,773	$717,868
Accrued liabilities	313,844	308,192	357,016
Note payable, current portion	—	12,173	12,173

Total current liabilities	1,291,674	926,138	1,087,057

Deferred taxes	—	11,300	—
Senior notes payable, long-term portion, net	574,229	606,592	593,311
Senior floating rate notes payable, long-term portion	—	270,000	250,000
Deferred rent and other long-term liabilities	78,692	39,168	43,338

Total long-term liabilities	652,921	927,060	886,649

Total liabilities	1,944,595	1,853,198	1,973,706

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 160,959, 151,620 and 152,305 shares issued and outstanding, respectively	161	152	152
Additional paid-in-capital	1,200,586	1,006,794	1,021,903
Accumulated other comprehensive income	37,091	5,833	3,227
Retained earnings	432,407	220,793	350,596

Total stockholders’ equity	1,670,245	1,233,572	1,375,878

Total liabilities and stockholders’ equity	$3,614,840	$3,086,770	$3,349,584

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,611,201	$1,011,560	$4,228,377	$3,014,934
Cost of sales	1,191,637	695,904	3,098,745	2,097,980

Gross profit	419,564	315,656	1,129,632	916,954
Selling, general and administrative expenses	288,954	240,545	824,504	721,816
Depreciation and amortization	33,705	27,281	96,858	79,541
Merger-related expenses	—	2,890	—	6,788

Operating earnings	96,905	44,940	208,270	108,809
Interest income	(2,627)	(1,673)	(9,191)	(5,402)
Interest expense	14,549	21,321	48,575	64,588
Debt extinguishment expense	3,840	3,371	12,591	3,562

Earnings before income tax expense	81,143	21,921	156,295	46,061
Income tax expense	29,186	8,352	57,805	17,614

Net earnings	$51,957	$13,569	$98,490	$28,447

Net earnings per common share-basic	$0.32	$0.09	$0.63	$0.19

Weighted average shares of common stock-basic	160,048	150,785	157,308	149,239

Net earnings per common share-diluted	$0.31	$0.09	$0.60	$0.18

Weighted average shares of common stock-diluted	166,357	158,583	164,128	157,728

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 3, 2007	152,305	$152	$1,021,903	$3,227	$350,596	$1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	1,359,199
Comprehensive income:
Net earnings for the 39 weeks ended November 3, 2007	—	—	—	—	98,490
Foreign currency translation	—	—	—	33,864	—
Total comprehensive income						132,354
Stock-based compensation	—	—	20,311	—	—	20,311
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $94,071)	8,654	9	158,372	—	—	158,381

Balance at November 3, 2007	160,959	$161	$1,200,586	$37,091	$432,407	$1,670,245

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$98,490	$28,447
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	97,576	79,743
Amortization and retirement of deferred financing fees	5,198	2,386
Amortization and retirement of original issue discount on senior notes	918	1,136
Stock-based compensation expense	20,311	15,706
Deferred taxes	(6,586)	(6,492)
Excess tax benefits realized from exercise of stock-based awards	(92,628)	(38,589)
Loss on disposal of property and equipment	4,979	1,964
Increase in deferred rent and other long-term liabilities	7,175	5,045
Increase in liability to landlords for tenant allowances, net	3,958	1,066
Change in the value of foreign exchange contracts	3,358	(193)
Changes in operating assets and liabilities, net
Receivables, net	(13,175)	4,293
Merchandise inventories	(488,844)	(241,801)
Prepaid expenses and other current assets	(15,941)	(17,007)
Prepaid taxes	34,225	(8,803)
Accounts payable and accrued liabilities	209,739	37,174

Net cash flows used in operating activities	(131,247)	(135,925)

Cash flows from investing activities:
Purchase of property and equipment	(124,757)	(84,423)
Acquisitions, net of cash acquired	1,062	—
Sale of assets held for sale	—	19,297

Net cash flows used in investing activities	(123,695)	(65,126)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	(66,332)
Repayment of other debt	(12,173)	(21,675)
Issuance of shares relating to stock options	64,308	29,390
Excess tax benefits realized from exercise of stock-based awards	92,628	38,589
Net change in other noncurrent assets and deferred financing fees	(5,486)	277

Net cash flows used in financing activities	(130,723)	(19,751)

Exchange rate effect on cash and cash equivalents	11,070	157

Net decrease in cash and cash equivalents	(374,595)	(220,645)
Cash and cash equivalents at beginning of period	652,403	401,593

Cash and cash equivalents at end of period	$277,808	$180,948

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 3, 2007 are not indicative of the results to be expected for the 52 weeks ending February 2, 2008 (“fiscal 2007”).

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options granted during the 13 weeks ended November 3, 2007 and October 28, 2006. The options granted during the 39 weeks ended November 3, 2007 and October 28, 2006 were 939 and 3,260, respectively, with a weighted-average fair value estimated at $10.16 and $8.42 per share, respectively, using the following assumptions:

	39 Weeks Ended
	November 3,	October 28,
	2007	2006

Volatility	40.5%	54.5%
Risk-free interest rate	4.8%	4.6%
Expected life (years)	4.0	3.0
Expected dividend yield	0%	0%

The options to purchase common stock are issued at fair market value on the date of the grant. Generally, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. In the 13 weeks ended November 3, 2007 and October 28, 2006, the Company included compensation expense relating to stock option grants of $3,866 and $4,045, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 39 weeks ended November 3, 2007 and October 28, 2006, the Company included compensation expense relating to stock option grants of $11,937 and $12,498, respectively, in selling, general and administrative expenses. As of November 3, 2007, the unrecognized compensation expense related to the unvested portion of our stock options was $17,600 which is expected to be recognized over a weighted average period of 0.9 years. The total intrinsic values of options exercised during the 13 weeks ended November 3, 2007 and October 28, 2006 were $84,100 and $20,142, respectively. The total intrinsic values of options exercised during the 39 weeks ended November 3, 2007 and October 28, 2006 were $262,002 and $109,258, respectively.

There were 10 shares of restricted stock granted during the 13 weeks ended November 3, 2007 and no shares granted during the 13 weeks ended October 28, 2006. The shares granted during the quarter had a fair market value of $56.76 per share and vest in equal installments over three years. During the 39 weeks ended November 3, 2007 and October 28, 2006, the Company granted 974 shares and 515 shares, respectively, of restricted stock. The shares had a weighted-average fair market value of $27.09 and $20.69 per share, respectively, and vest in equal installments over three years. During the 13 weeks ended November 3, 2007 and October 28, 2006, the Company included compensation expense relating to the restricted share grants in the amount of $2,800 and $1,111, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended November 3, 2007 and October 28, 2006, the Company included compensation expense relating to the restricted share grants in the amount of $8,374 and $3,208, respectively, in selling, general and administrative expenses. As of November 3, 2007, there was $21,534 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.2 years.

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

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands, except per share data)

Net earnings	$51,957	$13,569	$98,490	$28,447

Weighted average common shares outstanding	160,048	150,785	157,308	149,239
Dilutive effect of options and warrants on common stock	6,309	7,798	6,820	8,489

Common shares and dilutive potential common shares	166,357	158,583	164,128	157,728

Net earnings per common share:
Basic	$0.32	$0.09	$0.63	$0.19

Diluted	$0.31	$0.09	$0.60	$0.18

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended November 3, 2007	2	—	2010
13 Weeks Ended October 28, 2006	3,050	$20.69	2016

5.	Debt

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

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally prohibited, except that if availability under the Revolver is, or will be after any such payment, equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of November 3, 2007, the applicable margin was 0.0% for prime rate loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of November 3, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $5,714.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations.

As of November 3, 2007, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding were minimal.

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

The offering of the Notes was conducted in a private transaction under Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and in transactions outside the United States in reliance upon Regulation S under the Securities Act. In April 2006, the Company filed a registration statement on Form S-4 in order to register new notes (the “New Notes”) with the same terms and conditions as the Notes in order to facilitate an exchange of the New Notes for the Notes. This registration statement on Form S-4 was declared effective by the Securities and Exchange Commission in May 2006 and the Company commenced an exchange offer to exchange the New Notes for the Notes. This exchange offer was completed in June 2006 with 100% participation.

In November 2006, Citibank, N.A. resigned as Trustee for the Notes and Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. As of November 3, 2007, the unamortized original issue discount was $5,771. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum.

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

As of November 3, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Issuers may acquire Senior Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. As of October 28, 2006, the Company had repurchased $36,332 of its Senior Notes and $30,000 of its Senior Floating Rate Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $3,371 and $3,562 for the 13 and 39 week periods ended October 28, 2006, respectively, which consisted of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of August 4, 2007, the Company had repurchased the additional $150,000 of the Notes, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $8,751 for the 39 week period ended November 3, 2007 which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its board of directors authorized the redemption of the remaining $120,000 of Senior Floating Rate Notes outstanding. On July 12, 2007, the Issuers notified the Trustee of their intent to redeem the Notes on October 1, 2007. The Company redeemed the Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.0%, plus all accrued and unpaid interest through the redemption date. The Company incurred a one-time pre-tax charge of $3,840 associated with the redemption, which represents a $2,400 redemption premium and $1,440 to recognize unamortized deferred financing costs.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of Historical GameStop’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $37,500, $12,173 and $12,173 were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note. The final payment of $12,173, satisfying the promissory note in full, was made in October 2007.

6.	Comprehensive income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)

Net earnings	$51,957	$13,569	$98,490	$28,447
Other comprehensive income:
Foreign currency translation adjustments	17,732	1,060	33,864	4,947

Total comprehensive income	$69,689	$14,629	$132,354	$33,394

7.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended on January 29, 2005 and January 28, 2006 in the first quarter of fiscal 2007 that is anticipated to be completed by May 2008. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004. EB is no longer subject to U.S. federal income tax examination by tax authorities for years prior to and including the fiscal year ended February 1, 2003.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $16,679 increase in the liability for unrecognized tax benefits, interest and penalties, which was accounted for as a reduction of the February 3, 2007 balance of retained earnings. As of February 4, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $25,250. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $22,149 as of February 4, 2007. Additionally, adoption of FIN 48 resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $7,864 from prepaid taxes to other long-term liabilities in our condensed consolidated balance sheets.

For the 13 weeks and 39 weeks ended November 3, 2007, the Company recognized an increase of $268 and a decrease of $1,418 in the liability for unrecognized tax benefits, respectively, and an increase of $571 and $1,688 for interest and penalties, respectively. As of November 3, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $25,521. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $20,731.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Subsequent to adoption of FIN 48, the Company recognizes accrued interest and penalties related to income tax matters in income tax expense. The Company had $3,101 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and $4,789 as of November 3, 2007.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 39 weeks ended November 3, 2007 and October 28, 2006 are based upon management’s estimate of the Company’s annualized effective tax rate.

8.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the chairman of the board of directors of Barnes & Noble and a member of the Company’s board of directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. These charges amounted to $289 and $193 for the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, and $776 and $591 for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 13 weeks ended November 3, 2007 and October 28, 2006, these charges amounted to $124 and $307, respectively. During the 39 weeks ended November 3, 2007 and October 28, 2006, these charges amounted to $259 and $697, respectively.

In October 2004, the board of directors authorized a repurchase of the Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which was payable in installments and bore interest at 5.5% per annum, payable when principal installments were due. The Company’s final scheduled principal payment of $12,173 was paid in October 2007. Interest expense on the promissory note for the 13 weeks ended November 3, 2007 and October 28, 2006 totaled $106 and $286, respectively. Interest expense on the promissory note for the 39 weeks ended November 3, 2007 and October 28, 2006 totaled $444 and $963, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee paid to Barnes & Noble in connection with this arrangement was $54 and $34 for the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, and $153 and $129 for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Commitments and Contingencies

Contingencies

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600,000 under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action. The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Defendants appealed the denial of the motion to dismiss and on March 24, 2006, the Alabama Supreme Court denied the Defendants’ application. Discovery is currently stayed as plaintiffs’ counsel has received leave of court to withdraw. Plaintiffs are essentially without counsel and have been given 90 days from October 14, 2007 to find new counsel. Mr. Moore was found guilty of capital murder in a criminal trial in Alabama and was sentenced to death in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

10.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, PC entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 3,		October 28,		November 3,		October 28,
	2007		2006		2007		2006
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$373.9	23.2%	$150.5	14.9%	$949.1	22.4%	$468.7	15.5%
New video game software	636.9	39.5%	401.8	39.7%	1,591.7	37.7%	1,138.8	37.8%
Used video game products	356.3	22.1%	295.4	29.2%	1,040.0	24.6%	879.5	29.2%
Other	244.1	15.2%	163.9	16.2%	647.6	15.3%	527.9	17.5%

Total	$1,611.2	100.0%	$1,011.6	100.0%	$4,228.4	100.0%	$3,014.9	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 3,		October 28,		November 3,		October 28,
	2007		2006		2007		2006
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$27.5	7.4%	$16.5	11.0%	$70.6	7.4%	$43.5	9.3%
New video game software	132.1	20.7%	94.0	23.4%	324.1	20.4%	248.7	21.8%
Used video game products	172.6	48.5%	143.9	48.7%	510.0	49.0%	438.9	49.9%
Other	87.4	35.8%	61.3	37.4%	224.9	34.7%	185.9	35.2%

Total	$419.6	26.0%	$315.7	31.2%	$1,129.6	26.7%	$917.0	30.4%

11.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, electronic commerce websites under the names www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 12 European countries. In the first quarter of fiscal 2007, the European segment expanded to include Portugal.

The Company measures segment profit using operating earnings which is defined as income from continuing operations before net interest expense and income taxes and excludes unallocated corporate overhead. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2006 and there have been no material changes in total assets by segment since February 3, 2007. Transactions between reportable segments consist primarily of intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,241,205	$805,585	$3,271,940	$2,425,315
Canada	115,867	65,957	280,557	181,733
Australia	89,418	51,692	255,517	169,832
Europe	164,711	88,326	420,363	238,054

Total	$1,611,201	$1,011,560	$4,228,377	$3,014,934

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In thousands)
	(Unaudited)

Segment operating earnings (loss) were as follows:
United States	$73,856	$40,755	$165,540	$103,421
Canada	10,010	3,961	19,185	8,483
Australia	7,360	3,768	19,837	12,291
Europe	5,679	(3,544)	3,708	(15,386)

Total	$96,905	$44,940	$208,270	$108,809

12.	Supplemental Cash Flow Information

	39 Weeks Ended
	November 3,	October 28,
	2007	2006
	(In thousands)
	(Unaudited)

Cash paid during the period for:
Interest	$57,518	$74,758

Income taxes	$30,613	$29,234

13.	Consolidating Financial Statements

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Senior Floating Rate Notes and Senior Notes described in Note 5. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees. The following condensed consolidating financial statements illustrate the composition of the Issuers and guarantors on a combined basis (each Issuer and guarantor together with its majority-owned subsidiaries) and all other non-guarantor subsidiaries on a combined basis as of November 3, 2007, October 28, 2006 and February 3, 2007 for the balance sheet, the statements of operations for the 13 and 39 weeks ended November 3, 2007 and October 28, 2006 and cash flows for the 39 weeks ended November 3, 2007 and October 28, 2006.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$196,705	$81,103	$—	$277,808
Receivables, net	181,422	13,888	(147,867)	47,443
Merchandise inventories, net	770,742	393,487	—	1,164,229
Prepaid expenses and other current assets	38,010	21,605	—	59,615
Prepaid taxes	76,155	(2,898)	—	73,257
Deferred taxes	36,294	2,164	—	38,458

Total current assets	1,299,328	509,349	(147,867)	1,660,810

Property and equipment:
Land	2,670	9,356	—	12,026
Buildings and leasehold improvements	236,468	121,977	—	358,445
Fixtures and equipment	411,352	105,415	—	516,767

	650,490	236,748	—	887,238
Less accumulated depreciation and amortization	307,116	79,542	—	386,658

Net property and equipment	343,374	157,206	—	500,580

Investment	519,760	—	(519,760)	—
Goodwill, net	1,097,027	305,818	—	1,402,845
Deferred financing fees	9,416	19	—	9,435
Deferred taxes	(5,787)	15,283	—	9,496
Other noncurrent assets	16,504	15,170	—	31,674

Total other assets	1,636,920	336,290	(519,760)	1,453,450

Total assets	$3,279,622	$1,002,845	$(667,627)	$3,614,840

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$716,778	$261,052	$—	$977,830
Accrued liabilities	249,248	212,463	(147,867)	313,844

Total current liabilities	966,026	473,515	(147,867)	1,291,674

Senior notes payable, long-term portion, net	574,229	—	—	574,229
Deferred rent and other long-term liabilities	69,122	9,570	—	78,692

Total long-term liabilities	643,351	9,570	—	652,921

Total liabilities	1,609,377	483,085	(147,867)	1,944,595

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 160,959 shares issued and outstanding	161	—	—	161
Additional paid-in-capital	1,200,586	397,858	(397,858)	1,200,586
Accumulated other comprehensive income	37,091	16,774	(16,774)	37,091
Retained earnings	432,407	105,128	(105,128)	432,407

Total stockholders’ equity	1,670,245	519,760	(519,760)	1,670,245

Total liabilities and stockholders’ equity	$3,279,622	$1,002,845	$(667,627)	$3,614,840

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 28,	October 28,		October 28,
	2006	2006	Eliminations	2006
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$133,768	$47,180	$—	$180,948
Receivables, net	98,029	10,649	(75,837)	32,841
Merchandise inventories, net	638,758	206,221	—	844,979
Prepaid expenses and other current assets	27,023	6,323	—	33,346
Prepaid taxes	57,380	10,927	—	68,307
Deferred taxes	46,961	1,430	—	48,391

Total current assets	1,001,919	282,730	(75,837)	1,208,812

Property and equipment:
Land	2,000	8,106	—	10,106
Buildings and leasehold improvements	205,478	86,214	—	291,692
Fixtures and equipment	320,521	74,191	—	394,712

	527,999	168,511	—	696,510
Less accumulated depreciation and amortization	215,953	42,028	—	257,981

Net property and equipment	312,046	126,483	—	438,529

Investment	455,937	—	(455,937)	—
Goodwill, net	1,091,172	304,652	—	1,395,824
Deferred financing fees	15,576	21	—	15,597
Other noncurrent assets	21,147	6,861	—	28,008

Total other assets	1,583,832	311,534	(455,937)	1,439,429

Total assets	$2,897,797	$720,747	$(531,774)	$3,086,770

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$455,861	$149,912	$—	$605,773
Accrued liabilities	259,929	124,100	(75,837)	308,192
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	727,963	274,012	(75,837)	926,138

Deferred taxes	23,043	(11,743)	—	11,300
Senior notes payable, long-term portion, net	606,592	—	—	606,592
Senior floating rate notes payable, long-term portion	270,000	—	—	270,000
Deferred rent and other long-term liabilities	36,627	2,541	—	39,168

Total long-term liabilities	936,262	(9,202)	—	927,060

Total liabilities	1,664,225	264,810	(75,837)	1,853,198

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 151,620 shares issued and outstanding	152	—	—	152
Additional paid-in-capital	1,006,794	388,158	(388,158)	1,006,794
Accumulated other comprehensive income (loss)	5,833	449	(449)	5,833
Retained earnings	220,793	67,330	(67,330)	220,793

Total stockholders’ equity	1,233,572	455,937	(455,937)	1,233,572

Total liabilities and stockholders’ equity	$2,897,797	$720,747	$(531,774)	$3,086,770

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 13 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,241,205	$369,996	$—	$1,611,201
Cost of sales	912,910	278,727	—	1,191,637

Gross profit	328,295	91,269	—	419,564
Selling, general and administrative expenses	228,577	60,377	—	288,954
Depreciation and amortization	25,862	7,843	—	33,705

Operating earnings	73,856	23,049	—	96,905
Interest income	(4,988)	(4,912)	7,273	(2,627)
Interest expense	14,489	7,333	(7,273)	14,549
Debt extinguishment expense	3,840	—	—	3,840

Earnings before income tax expense	60,515	20,628	—	81,143
Income tax expense	22,515	6,671	—	29,186

Net earnings	$38,000	$13,957	$—	$51,957

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 28,	October 28,		October 28,
For the 13 Weeks Ended October 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Sales	$805,585	$205,975	$—	$1,011,560
Cost of sales	545,252	150,652	—	695,904

Gross profit	260,333	55,323	—	315,656
Selling, general and administrative expenses	195,942	44,603	—	240,545
Depreciation and amortization	20,746	6,535	—	27,281
Merger-related expenses	2,890	—	—	2,890

Operating earnings	40,755	4,185	—	44,940
Interest income	(3,081)	(2,820)	4,228	(1,673)
Interest expense	21,105	4,444	(4,228)	21,321
Debt extinguishment expense	3,371	—	—	3,371

Earnings before income tax expense	19,360	2,561	—	21,921
Income tax expense	6,908	1,444	—	8,352

Net earnings	$12,452	$1,117	$—	$13,569

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 39 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$3,271,940	$956,437	$—	$4,228,377
Cost of sales	2,380,285	718,460	—	3,098,745

Gross profit	891,655	237,977	—	1,129,632
Selling, general and administrative expenses	651,294	173,210	—	824,504
Depreciation and amortization	74,821	22,037	—	96,858

Operating earnings	165,540	42,730	—	208,270
Interest income	(15,101)	(12,931)	18,841	(9,191)
Interest expense	48,320	19,096	(18,841)	48,575
Debt extinguishment expense	12,591	—	—	12,591

Earnings before income tax expense	119,730	36,565	—	156,295
Income tax expense	45,439	12,366	—	57,805

Net earnings	$74,291	$24,199	$—	$98,490

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 28,	October 28,		October 28,
For the 39 Weeks Ended October 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Sales	$2,425,315	$589,619	$—	$3,014,934
Cost of sales	1,665,208	432,772	—	2,097,980

Gross profit	760,107	156,847	—	916,954
Selling, general and administrative expenses	588,319	133,497	—	721,816
Depreciation and amortization	61,579	17,962	—	79,541
Merger-related expenses	6,788	—	—	6,788

Operating earnings	103,421	5,388	—	108,809
Interest income	(9,516)	(7,039)	11,153	(5,402)
Interest expense	64,349	11,392	(11,153)	64,588
Debt extinguishment expense	3,562	—	—	3,562

Earnings before income tax expense	45,026	1,035	—	46,061
Income tax expense	15,942	1,672	—	17,614

Net earnings (loss)	$29,084	$(637)	$—	$28,447

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 39 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$74,291	$24,199	$—	$98,490
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	75,532	22,044	—	97,576
Amortization and retirement of deferred financing fees	5,198	—	—	5,198
Amortization and retirement of original issue discount on senior notes	918	—	—	918
Stock-based compensation expense	20,311	—	—	20,311
Deferred taxes	(2,978)	(3,608)	—	(6,586)
Excess tax benefits realized from exercise of stock-based awards	(92,628)	—	—	(92,628)
Loss on disposal of property and equipment	1,013	3,966	—	4,979
Increase in deferred rent and other long-term liabilities	4,795	2,380	—	7,175
Increase in liability to landlords for tenant allowances, net	3,531	427	—	3,958
Change in the value of foreign exchange contracts	7,213	(3,855)	—	3,358
Changes in operating assets and liabilities, net
Receivables, net	(8,297)	(4,878)	—	(13,175)
Merchandise inventories	(275,605)	(213,239)	—	(488,844)
Prepaid expenses and other current assets	(7,173)	(8,768)	—	(15,941)
Prepaid taxes	36,794	(2,569)	—	34,225
Accounts payable and accrued liabilities	(10,432)	220,171	—	209,739

Net cash flows provided by (used in) operating activities	(167,517)	36,270	—	(131,247)

Cash flows from investing activities:
Purchase of property and equipment	(94,244)	(30,513)	—	(124,757)
Acquisitions, net of cash acquired	1,062	—	—	1,062

Net cash flows used in investing activities	(93,182)	(30,513)	—	(123,695)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	—	—	(270,000)
Repayment of other debt	(12,173)	—	—	(12,173)
Issuance of shares relating to stock options	64,308	—	—	64,308
Excess tax benefits realized from exercise of stock-based awards	92,628	—	—	92,628
Net change in other noncurrent assets and deferred financing fees	127	(5,613)	—	(5,486)

Net cash flows used in financing activities	(125,110)	(5,613)	—	(130,723)

Exchange rate effect on cash and cash equivalents	—	11,070	—	11,070

Net increase (decrease) in cash and cash equivalents	(385,809)	11,214	—	(374,595)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$196,705	$81,103	$—	$277,808

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 28,	October 28,		October 28,
For the 39 Weeks Ended October 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$29,084	$(637)	$—	$28,447
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	61,779	17,964	—	79,743
Amortization and retirement of deferred financing fees	2,386	—	—	2,386
Amortization and retirement of original issue discount on senior notes	1,136	—	—	1,136
Stock-based compensation expense	15,706	—	—	15,706
Deferred taxes	(6,951)	459	—	(6,492)
Excess tax benefits realized from exercise of stock-based awards	(38,589)	—	—	(38,589)
Loss on disposal of property and equipment	1,831	133	—	1,964
Increase in deferred rent and other long-term liabilities	4,279	766	—	5,045
Increase in liability to landlords for tenant allowances, net	664	402	—	1,066
Change in the value of foreign exchange contracts	(196)	3	—	(193)
Changes in operating assets and liabilities, net
Receivables, net	4,318	(25)	—	4,293
Merchandise inventories	(168,745)	(73,056)	—	(241,801)
Prepaid expenses and other current assets	(16,007)	(1,000)	—	(17,007)
Prepaid taxes	2,590	(11,393)	—	(8,803)
Accounts payable and accrued liabilities	(18,486)	55,660	—	37,174

Net cash flows used in operating activities	(125,201)	(10,724)	—	(135,925)

Cash flows from investing activities:
Purchase of property and equipment	(64,603)	(19,820)	—	(84,423)
Sale of assets held for sale	19,297	—	—	19,297

Net cash flows used in investing activities	(45,306)	(19,820)	—	(65,126)

Cash flows from financing activities:
Repurchase of notes payable	(66,332)	—	—	(66,332)
Repayment of other debt	(21,675)	—	—	(21,675)
Issuance of shares relating to stock options	29,390	—	—	29,390
Excess tax benefits realized from exercise of stock-based awards	38,589	—	—	38,589
Net change in other noncurrent assets and deferred financing fees	(4,620)	4,897	—	277

Net cash flows provided by (used in) financing activities	(24,648)	4,897	—	(19,751)

Exchange rate effect on cash and cash equivalents	—	157	—	157

Net decrease in cash and cash equivalents	(195,155)	(25,490)	—	(220,645)
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$133,768	$47,180	$—	$180,948

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (“GameStop” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of November 3, 2007, we operated 5,123 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the largest multi-platform video game magazine in the United States based on circulation.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, in the first full year following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of sales. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in the 13 and 39 weeks ended November 3, 2007 was impacted by the recent launches of these new products and subsequent manufacturer-funded retail price decreases for some of these products.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	74.0	68.8	73.3	69.6

Gross profit	26.0	31.2	26.7	30.4
Selling, general and administrative expenses	17.9	23.8	19.5	23.9
Depreciation and amortization	2.1	2.7	2.3	2.7
Merger-related expenses	—	0.3	—	0.2

Operating earnings	6.0	4.4	4.9	3.6
Interest expense, net	0.8	1.9	0.9	2.0
Debt extinguishment expense	0.2	0.3	0.3	0.1

Earnings before income tax expense	5.0	2.2	3.7	1.5
Income tax expense	1.8	0.9	1.4	0.6

Net earnings	3.2%	1.3%	2.3%	0.9%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended November 3, 2007 and October 28, 2006, these purchasing, receiving and distribution costs amounted to $10.4 million and $8.3 million, respectively. For the 39 weeks ended November 3, 2007 and October 28, 2006, these purchasing, receiving and distribution costs amounted to $29.6 million and $24.9 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended November 3, 2007 and October 28, 2006, these processing fees amounted to $12.1 million and $7.3 million, respectively. For the 39 weeks ended November 3, 2007 and October 28, 2006, these processing fees amounted to $31.3 million and $20.8 million, respectively. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales and its selling, general and administrative expenses as a percentage of sales differ from what they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these differences is 0.1% of sales or less for all periods presented herein.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 3,		October 28,		November 3,		October 28,
	2007		2006		2007		2006
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$373.9	23.2%	$150.5	14.9%	$949.1	22.4%	$468.7	15.5%
New video game software	636.9	39.5%	401.8	39.7%	1,591.7	37.7%	1,138.8	37.8%
Used video game products	356.3	22.1%	295.4	29.2%	1,040.0	24.6%	879.5	29.2%
Other	244.1	15.2%	163.9	16.2%	647.6	15.3%	527.9	17.5%

Total	$1,611.2	100.0%	$1,011.6	100.0%	$4,228.4	100.0%	$3,014.9	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 3,		October 28,		November 3,		October 28,
	2007		2006		2007		2006
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$27.5	7.4%	$16.5	11.0%	$70.6	7.4%	$43.5	9.3%
New video game software	132.1	20.7%	94.0	23.4%	324.1	20.4%	248.7	21.8%
Used video game products	172.6	48.5%	143.9	48.7%	510.0	49.0%	438.9	49.9%
Other	87.4	35.8%	61.3	37.4%	224.9	34.7%	185.9	35.2%

Total	$419.6	26.0%	$315.7	31.2%	$1,129.6	26.7%	$917.0	30.4%

13 weeks ended November 3, 2007 compared with the 13 weeks ended October 28, 2006

Sales increased by $599.6 million, or 59.3%, from $1,011.6 million in the 13 weeks ended October 28, 2006 to $1,611.2 million in the 13 weeks ended November 3, 2007. The increase in sales was attributable to the comparable store sales increase of 46.3% for the third quarter of fiscal 2007, the addition of non-comparable store sales from the 682 stores opened since July 29, 2006 of approximately $113.6 million and increases related to changes in foreign exchange rates of $22.6 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The comparable store sales increase was driven by strong sales of the Nintendo Wii, Microsoft’s Xbox 360 and the Sony PlayStation 3 and their related software and accessories, including several strong video game titles, such as Halo 3 and Guitar Hero III.

New video game hardware sales increased $223.4 million, or 148.4%, from $150.5 million in the 13 weeks ended October 28, 2006 to $373.9 million in the 13 weeks ended November 3, 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since October 2006. New video game software sales increased $235.1 million, or 58.5%, from $401.8 million in the 13 weeks ended October 28, 2006 to $636.9 million in the 13 weeks ended November 3, 2007, primarily due to new stores added, sales related to the new hardware platforms and a strong lineup of new video game titles released during the 13 weeks ended November 3, 2007. Used video game product sales also grew due to an increase in store count and an increase in overall demand for video game products following the launch of the new hardware platforms, with an increase in sales of $60.9 million, or 20.6%, from $295.4 million in the 13 weeks ended October 28, 2006 to $356.3 million in the 13 weeks ended November 3, 2007. Sales of other product categories grew 48.9%, or $80.2 million, from the 13 weeks ended October 28, 2006 to the 13 weeks ended November 3, 2007, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, used video game products and the other product category decreased in the 13 weeks ended November 3, 2007 compared to the 13 weeks ended October 28, 2006. This was due to the strong sales of new video game hardware and software driven by the recent launches of the new video game consoles mentioned earlier.

Cost of sales increased by $495.7 million, or 71.2%, from $695.9 million in the 13 weeks ended October 28, 2006 to $1,191.6 million in the 13 weeks ended November 3, 2007 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $103.9 million, or 32.9%, from $315.7 million in the 13 weeks ended October 28, 2006 to $419.6 million in the 13 weeks ended November 3, 2007. Gross profit as a percentage of sales decreased from 31.2% in the 13 weeks ended October 28, 2006 to 26.0% in the 13 weeks ended November 3, 2007. The gross profit percentage decrease was caused primarily by the increase in sales of new video game hardware as a percentage of total sales in the third quarter of 2007. New video game hardware typically carries a much lower margin than software and accessories sales. Gross profit as a percentage of sales was also impacted by a decrease in the excess of vendor allowances received over marketing and advertising expenses. Vendor allowances received during the 13 weeks ended October 28, 2006 were abnormally high due to the launches of the Nintendo Wii and the Sony PlayStation 3 and returned to normal levels in the 13 weeks ended November 3, 2007. In addition, net vendor allowances decreased due to higher expenditures on marketing and advertising from the third quarter of fiscal 2006 to the same period in fiscal 2007 in support of the Company’s branding campaign. These factors led to a decrease in gross profit as a percentage of sales on new video game hardware, new video game software and other products from 11.0%, 23.4% and 37.4% of sales, respectively, in the prior year quarter to 7.4%, 20.7% and 35.8% of sales, respectively, in the third quarter of 2007. Gross profit as a percentage of sales on used video game products remained comparable at 48.5% in the 13 weeks ended November 3, 2007 compared to 48.7% in the 13 weeks ended October 28, 2006.

Selling, general and administrative expenses increased by $48.5 million, or 20.2%, from $240.5 million in the 13 weeks ended October 28, 2006 to $289.0 million in the 13 weeks ended November 3, 2007. This increase was primarily attributable to the increase in the number of stores in operation and related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.8% in the 13 weeks ended October 28, 2006 to 17.9% in the 13 weeks ended November 3, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and related software and accessories. Selling, general and administrative expenses include $6.7 million and $5.2 million in stock-based compensation expense for the 13 weeks ended November 3, 2007 and October 28, 2006, respectively, in accordance with SFAS 123(R).

Depreciation and amortization expense increased $6.4 million from $27.3 million for the 13 weeks ended October 28, 2006 to $33.7 million in the 13 weeks ended November 3, 2007. This increase was primarily due to capital expenditures associated with new stores opened since October 28, 2006 and investments in management information systems.

The Company’s results of operations for the 13 weeks ended October 28, 2006 include $2.9 million in expenses associated with the merger of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB”).

Interest income increased from $1.7 million in the 13 weeks ended October 28, 2006 to $2.6 million in the 13 weeks ended November 3, 2007 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $21.3 million in the 13 weeks ended October 28, 2006 to $14.5 million in the 13 weeks ended November 3, 2007 primarily due to the retirement of $33.7 million of the Company’s senior notes and $270.0 million of the Company’s senior floating rate notes since October 28, 2006. Debt extinguishment expense of $3.8 million was recognized in the 13 weeks ended November 3, 2007 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $3.4 million was incurred in the 13 weeks ended October 28, 2006 for the loss associated with the repurchase of $29.4 million of senior notes and $30.0 million of senior floating rate notes.

Income tax expense for the 13 weeks ended October 28, 2006 and the 13 weeks ended November 3, 2007 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $8.4 million for the 13 weeks ended October 28, 2006 compared to $29.2 million for the 13 weeks ended November 3, 2007. For the 13 weeks ended November 3, 2007, income tax expense included $0.8 million for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions, as prescribed by FIN 48.

The factors described above led to an increase in operating earnings of $52.0 million, or 115.8%, from $44.9 million in the 13 weeks ended October 28, 2006 to $96.9 million in the 13 weeks ended November 3, 2007, and an increase in net earnings of $38.4 million, or 282.4%, from $13.6 million in the 13 weeks ended October 28, 2006 to $52.0 million in the 13 weeks ended November 3, 2007.

39 weeks ended November 3, 2007 compared with the 39 weeks ended October 28, 2006

Sales increased by $1,213.5 million, or 40.3%, from $3,014.9 million in the 39 weeks ended October 28, 2006 to $4,228.4 million in the 39 weeks ended November 3, 2007. The increase in sales was attributable to the comparable store sales increase of 30.2% for the 39 weeks ended November 3, 2007 versus the 39 weeks ended October 28, 2006, the addition of non-comparable store sales from the 838 stores opened since January 29, 2006 of approximately $265.7 million and increases related to changes in foreign exchange rates of $52.2 million. The comparable store sales increase was driven by continued strong sales of the Nintendo Wii, Microsoft’s Xbox 360 and the Sony PlayStation 3, which completed its worldwide launch during this fiscal year, and their related software and accessories, including several strong video game titles, such as Halo 3 and Guitar Hero III.

New video game hardware sales increased $480.4 million, or 102.5%, from $468.7 million in the 39 weeks ended October 28, 2006 to $949.1 million in the 39 weeks ended November 3, 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since January 2006. New video game software sales increased $452.9 million, or 39.8%, from $1,138.8 million in the 39 weeks ended October 28, 2006 to $1,591.7 million in the 39 weeks ended November 3, 2007, primarily due to new stores added, sales related to the new hardware platforms and a strong lineup of new video game titles released during the 39 weeks ended November 3, 2007. Used video game product sales also grew due to an increase in store count and an increase in overall demand for video game products following the launch of the new hardware platforms, with an increase in sales of $160.5 million, or 18.2%, from $879.5 million in the 39 weeks ended October 28, 2006 to $1,040.0 million in the 39 weeks ended November 3, 2007. Sales of other product categories grew 22.7%, or $119.7 million, from the 39 weeks ended October 28, 2006 to the 39 weeks ended November 3, 2007, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new video game software, used video game products and the other products category decreased in the 39 weeks ended November 3, 2007 compared to the 39 weeks ended October 28, 2006. This was due to the strong sales of new video game hardware driven by the recent launches of the new video game consoles mentioned earlier.

Cost of sales increased by $1,000.7 million, or 47.7%, from $2,098.0 million in the 39 weeks ended October 28, 2006 to $3,098.7 million in the 39 weeks ended November 3, 2007 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $212.6 million, or 23.2%, from $917.0 million in the 39 weeks ended October 28, 2006 to $1,129.6 million in the 39 weeks ended November 3, 2007. Gross profit as a percentage of sales decreased from 30.4% in the 39 weeks ended October 28, 2006 to 26.7% in the 39 weeks ended November 3, 2007 for the reasons described in the comparison of the 13-week periods. These reasons combined led to a decrease in gross profit as a percentage of sales on new video game hardware, new video game software and other products from 9.3%, 21.8% and 35.2% of sales, respectively, in the 39 weeks ended October 28, 2006 to 7.4%, 20.4% and 34.7% of sales, respectively, for the 39 weeks ended November 3, 2007. Gross profit as a percentage of sales on used video game products decreased from 49.9% in the 39 weeks ended October 28, 2006 to 49.0% in the 39 weeks ended November 3, 2007 due to increased promotional expenses and higher refurbishment costs associated with an increase in production of refurbished hardware platforms during fiscal 2007.

Selling, general and administrative expenses increased by $102.7 million, or 14.2%, from $721.8 million in the 39 weeks ended October 28, 2006 to $824.5 million in the 39 weeks ended November 3, 2007. This increase was primarily attributable to the increase in the number of stores in operation and related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 23.9% in the 39 weeks ended October 28, 2006 to 19.5% in the 39 weeks ended November 3, 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center in the 39 weeks ended October 28, 2006. Selling, general and administrative expenses include $20.3 million and $15.7 million in stock-based compensation expense for the 39 weeks ended November 3, 2007 and October 28, 2006, respectively, in accordance with SFAS 123(R).

Depreciation and amortization expense increased $17.4 million from $79.5 million for the 39 weeks ended October 28, 2006 to $96.9 million in the 39 weeks ended November 3, 2007. This increase was primarily due to capital expenditures associated with new stores opened since October 28, 2006 and investments in management information systems.

The Company’s results of operations for the 39 weeks ended October 28, 2006 include $6.8 million of expenses associated with the merger of Historical GameStop and EB.

Interest income increased from $5.4 million in the 39 weeks ended October 28, 2006 to $9.2 million in the 39 weeks ended November 3, 2007 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $64.6 million in the 39 weeks ended October 28, 2006 to $48.6 million in the 39 weeks ended November 3, 2007 primarily due to the retirement of $33.7 million of the Company’s senior notes and $270.0 million of the Company’s senior floating rate notes since October 28, 2006. Debt extinguishment expense of $12.6 million was recognized in the 39 weeks ended November 3, 2007 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $3.6 million was incurred in the 39 weeks ended October 28, 2006 for the loss associated with the repurchase of $36.3 million of senior notes and $30.0 million of senior floating rate notes.

Income tax expense for the 39 weeks ended October 28, 2006 and the 39 weeks ended November 3, 2007 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $17.6 million for the 39 weeks ended October 28, 2006 compared to $57.8 million for the 39 weeks ended November 3, 2007. For the 39 weeks ended November 3, 2007, income tax expense included $0.3 million for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions, as prescribed by FIN 48.

The factors described above led to an increase in operating earnings of $99.5 million, or 91.5%, from $108.8 million in the 39 weeks ended October 28, 2006 to $208.3 million in the 39 weeks ended November 3, 2007, and an increase in net earnings of $70.1 million, or 246.8%, from $28.4 million in the 39 weeks ended October 28, 2006 to $98.5 million in the 39 weeks ended November 3, 2007.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		39 Weeks Ended
	November 3,	October 28,	November 3,	October 28,
	2007	2006	2007	2006
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,241.2	$805.6	$3,271.9	$2,425.3
Canada	115.9	66.0	280.6	181.7
Australia	89.4	51.7	255.5	169.8
Europe	164.7	88.3	420.4	238.1

Total	$1,611.2	$1,011.6	$4,228.4	$3,014.9

Operating earnings (loss) by operating segment are as follows:
United States	$73.9	$40.7	$165.6	$103.4
Canada	10.0	4.0	19.2	8.5
Australia	7.3	3.8	19.8	12.3
Europe	5.7	(3.6)	3.7	(15.4)

Total	$96.9	$44.9	$208.3	$108.8

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of November 3, 2007, the United States segment included 4,008 GameStop stores, compared to 3,705 stores on October 28, 2006. Sales for the 13 and 39 weeks ended November 3, 2007 increased 54.1% and 34.9%, respectively, compared to the 13 and 39 weeks ended October 28, 2006 as a result of increased sales at existing stores and the opening of 420 new stores since July 29, 2006 and 525 stores since January 28, 2006, including 101 and 249 stores in the 13 and 39 weeks ended November 3, 2007, respectively. Sales at existing stores increased due to strong sales of the new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3 and their related software and accessories, as well as Microsoft’s Xbox 360 hardware, software and accessories, particularly new sales of Halo 3 released by Microsoft in September 2007. Segment operating income for the 13 and 39 weeks ended November 3, 2007 increased by 81.6% and 60.2%, respectively, compared to the 13 and 39 weeks ended October 28, 2006 driven by strong sales of the new hardware platforms and their related software and accessories, leveraging of selling, general and administrative expenses, and the recognition of synergies related to the acquisition of EB, including the shut-down of EB’s corporate headquarters and distribution center.

Canada

Sales in the Canadian segment in the 13 and 39 weeks ended November 3, 2007 increased 75.6% and 54.4%, respectively, compared to the 13 and 39 weeks ended October 28, 2006. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 16 and 18 stores opened since July 29, 2006 and January 28, 2006, respectively. As of November 3, 2007, the Canadian segment had 277 stores compared to 265 stores as of October 28, 2006. The increase in sales at existing stores was driven by strong sales of the new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3 and their related software and accessories, as well as Microsoft’s Xbox 360 software and accessories, particularly new software sales of Halo 3 released by Microsoft in September 2007. Segment operating income for the 13 and 39 weeks ended November 3, 2007 increased by 150.0% and 125.9%, respectively, compared to the 13 and 39 weeks ended October 28, 2006, driven by the increased sales discussed above, the leveraging of the selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 13 and 39 week periods ended November 3, 2007, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.9 million and $1.2 million, respectively.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of November 3, 2007, the Australian segment included 262 stores, compared to 208 at October 28, 2006. Sales for the 13 and 39 weeks ended November 3, 2007 increased 72.9% and 50.5%, respectively, compared to the 13 and 39 weeks ended October 28, 2006. The increase in sales was due to higher sales at existing stores and the additional sales at the 66 and 86 stores opened since July 29, 2006 and January 28, 2006, respectively. The increase in sales at existing stores was due to strong sales of the Sony PlayStation 3, which launched in Australia and New Zealand during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including the Nintendo Wii, and increased sales of handheld video game systems during the third quarter and full fiscal year of 2007 compared to the same periods in 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products. Segment operating income in the 13 and 39 weeks ended November 3, 2007 increased by 92.1% and 61.0%, respectively, when compared to the 13 and 39 weeks ended October 28, 2006. The increase was driven by the increased sales and related margin dollars discussed above, the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 13 and 39 week periods ended November 3, 2007, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.9 million and $2.2 million, respectively.

Europe

Segment results for Europe include retail operations in 12 European countries including Portugal, which commenced operations in the first quarter of fiscal 2007. As of November 3, 2007, the European segment operated 576 stores, compared to 455 stores at October 28, 2006. For the 13 and 39 weeks ended November 3, 2007, European sales increased 86.5% and 76.6%, respectively, compared to the 13 and 39 weeks ended October 28, 2006. The increase in sales was primarily due to the increase in sales at existing stores and the additional sales at the 180 and 209 stores opened since July 29, 2006 and January 28, 2006, respectively. These increases in store count were offset by store closings in the first quarter of fiscal 2007, primarily in Spain, as part of the implementation of the integration strategy of the acquisition of EB. The increase in sales at existing stores was driven by strong sales of the Sony PlayStation 3, which launched in Europe during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including the Nintendo Wii, and increased sales of Microsoft’s Xbox 360 and handheld video game systems during the third quarter and first three quarters of fiscal 2007 compared to the same periods in fiscal 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products.

The segment operating earnings in Europe for the 13 and 39 weeks ended November 3, 2007 increased to $5.7 million and $3.7 million, respectively, compared to the operating losses in the 13 and 39 weeks ended October 28, 2006 of $3.6 million and $15.4 million, respectively. The increase in the operating earnings was driven by the increase in sales and related margin dollars discussed above, the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 13 and 39 week periods ended November 3, 2007, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.7 million and $0.6 million, respectively.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

During the 39 weeks ended November 3, 2007, cash used in operations was $131.2 million, compared to cash used in operations of $135.9 million during the 39 weeks ended October 28, 2006. In the 39 weeks ended November 3, 2007, cash used in operations was primarily due to an increase in merchandise inventories of $488.8 million, and the excess tax benefits realized from the exercise of stock-based awards of $92.6 million. These cash outflows were partially offset by an increase in accounts payable and accrued liabilities of $209.7 million, net income of $98.5 million, depreciation and amortization of $97.6 million, a decrease in prepaid taxes of $34.2 million and stock-based compensation expense of $20.3 million. The increase in merchandise inventories and in accounts payable and accrued liabilities during the 39 weeks ended November 3, 2007 was primarily due to the increase in the number of stores in operation and purchases made in anticipation of fourth quarter seasonal activity.

In the 39 weeks ended October 28, 2006, cash used in operations was primarily due to an increase in merchandise inventories of $241.8 million; $38.6 million due to the tax benefit realized from the exercise of stock-based awards and an increase in prepaid expenses and other current assets of $17.0 million due to the timing of rent payments at the end of the quarter versus the end of the previous fiscal year. These cash outflows were partially offset by an increase in accounts payable and accrued liabilities of $37.2 million, net income of $28.4 million, depreciation and amortization of $79.7 million and stock-based compensation expense of $15.7 million. The increase in merchandise inventories and accounts payable and accrued liabilities during the 39 weeks ended October 28, 2006 was primarily due to the increase in the number of stores in operation and purchases made in anticipation of fourth quarter seasonal activity.

Cash used in investing activities was $123.7 million and $65.1 million during the 39 weeks ended November 3, 2007 and October 28, 2006, respectively. During the 39 weeks ended November 3, 2007, $124.8 million of cash was used primarily to open 417 new stores and to invest in information systems, offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth quarter of fiscal 2006. During the 39 weeks ended October 28, 2006, $84.4 million of capital expenditures was primarily used to invest in information and distribution systems in support of the integration of the operations of EB and Historical GameStop and to open 237 new stores. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the merger.

Cash used in financing activities was $130.7 million during the 39 weeks ended November 3, 2007 compared to cash used in financing activities during the 39 weeks ended October 28, 2006 of $19.8 million. The cash used in financing activities for the 39 weeks ended November 3, 2007 was primarily due to the repurchase of $20.0 million and $250.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively and the $12.2 million principal payment made in October 2007 on the Barnes & Noble, Inc. (“Barnes & Noble”) promissory note. These cash outflows were offset by $64.3 million received for the issuance of shares relating to stock option exercises and $92.6 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. The cash used in financing activities for the 39 weeks ended October 28, 2006 was primarily due to the repurchase of $36.3 million and $30.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively, and the repayment of long-term debt, including the payoff of the $9.2 million mortgage associated with the Pennsylvania distribution center sold in June 2006 and the $12.2 million principal payment made in October 2006 on the Barnes & Noble promissory note. These decreases in cash flows during the 39 weeks ended October 28, 2006 were offset by $29.4 million received for the issuance of shares relating to stock option exercises and $38.6 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock.

The favorable impact of the fluctuations of the foreign exchange rate effect on cash for the 39 weeks ended November 3, 2007, versus the comparable period in fiscal 2006 was driven primarily by a stronger Canadian dollar, Australian dollar and Euro which had percentage increases year-to-date of 21%, 16% and 11%, respectively, as compared to the U.S. dollar.

Future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 417 stores in the 39 weeks ended November 3, 2007 and expects to open approximately 135 additional stores in the remainder of fiscal 2007. Within the next 6 months, the Company intends to rebrand all of the EB stores that do not have real estate restrictions to the GameStop brand. Capital expenditures for fiscal 2007 are projected to be approximately $140.0 million to $150.0 million, to be used primarily to fund new store openings, rebrand EB stores and invest in distribution and information systems in support of operations.

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

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to the lesser of (x) approximately 70% of eligible inventory and (y) 90% of the appraisal value of the inventory, in each case plus 85% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options, and repurchase shares is generally prohibited, except that if availability under the Revolver is, or will be after any such payment, equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of November 3, 2007, the applicable margin was 0.0% for prime rate loans and 1.25% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of November 3, 2007, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $5.7 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations.

As of November 3, 2007, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding were minimal.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of November 3, 2007, the unamortized original issue discount was $5.8 million. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum.

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

As of November 3, 2007, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Notes issued under the Indenture at redemption prices at or in excess of

100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Issuers may acquire Senior Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

In May 2006, the Company announced that its board of directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of October 28, 2006, the Company had repurchased $36.3 million of its Senior Notes and $30.0 million of its Senior Floating Rate Notes. As of February 3, 2007, the end of its most recent fiscal year, the Company had repurchased the maximum authorized amount, having acquired $50 million of its Senior Notes and $50 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $3.4 million and $3.6 million for the 13 and 39 week periods ended October 28, 2006, respectively, which consisted of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its board of directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of August 4, 2007, the Company had repurchased the additional $150 million of the Notes, having acquired $20 million of its Senior Notes and $130 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $8.8 million for the 39 week period ended November 3, 2007 which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its board of directors authorized the redemption of the remaining $120 million of Senior Floating Rate Notes outstanding. On July 12, 2007, the Issuers notified the Trustee of their intent to redeem the Notes on October 1, 2007. The Company redeemed the Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.0%, plus all accrued and unpaid interest through the redemption date. The Company incurred a one-time pre-tax charge of $3.8 million associated with the redemption, which represents a $2.4 million redemption premium and $1.4 million to recognize unamortized deferred financing costs.

In October 2004, Historical GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74.0 million in connection with the repurchase of Historical GameStop’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $37.5 million, $12.2 million and $12.2 million were made in January 2005, October 2005 and October 2006, respectively, as required by the promissory note. The final payment of $12.2 million, satisfying the promissory note in full, was made in October 2007.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Policies

In September 2006, the FASB issued Statement of Financial Accounting Standard No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company will adopt SFAS 157 on February 3, 2008 as required. The adoption of SFAS 157 is not expected to have a material impact on the Company’s financial condition and results of operations.

In February 2007, the FASB issued Statement of Financial Accounting Standard No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities the option to measure many financial instruments and certain other items at fair value at specified election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 will be effective beginning February 3, 2008. The Company is currently assessing the potential impact, if any, of the adoption of SFAS 159 on its consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Senior Notes outstanding issued in connection with the merger carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts as of November 3, 2007 was a liability of $5.2 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of November 3, 2007 would result in a (loss) or gain in value of the forwards, options and swaps of ($9.8 million) or $8.0 million, respectively.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore in the Circuit Court of Fayette County, Alabama, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Plaintiffs are seeking damages of $600 million under the Alabama wrongful death statute and punitive damages. GameStop and the other defendants intend to vigorously defend this action. The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Defendants appealed the denial of the motion to dismiss and on March 24, 2006, the Alabama Supreme Court denied the Defendants’ application. Discovery is currently stayed as plaintiffs’ counsel has received leave of court to withdraw. Plaintiffs are essentially without counsel and have been given 90 days from October 14, 2007 to find new counsel. Mr. Moore was found guilty of capital murder in a criminal trial in Alabama and was sentenced to death in August 2005. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)

Exhibit
Number	Description

10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 7, 2007

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 7, 2007

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.