Form 10-K
period 2008-02-02
GameStop Corp.
filed 2008-04-02
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway Grapevine, Texas	76051 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(817) 424-2000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share Rights to Purchase Series A Junior Participating Preferred Stock, $.001 par value per share	New York Stock Exchange New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☑     No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $6,288,000,000, based upon the closing market prices of $39.55 per share of Class A Common Stock on the New York Stock Exchange as of August 3, 2007.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 24, 2008: 161,708,708

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2008 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software, and related accessories and other merchandise. As of February 2, 2008, we operated 5,264 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate the electronic commerce websites www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation, with approximately 2.9 million subscribers.

In the fiscal year ended February 2, 2008, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 5,264 stores, 4,061 stores are included in the United States segment and 287, 280 and 636 stores are included in the Canadian, Australian and European segments, respectively. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories which we refer to as video game products and PC entertainment software and related accessories. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which in turn, increases sales. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments. Stores in all segments are similar in size at an average of approximately 1,500 square feet each.

The Company began operations in November 1996. In October 1999, the Company was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In June 2000, Barnes & Noble acquired Funco, Inc. (“Funco”), a 400-store retailer of video game products in the U.S. In February 2002, GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 2004, when Barnes & Noble distributed its holdings of outstanding GameStop Class B common stock to its stockholders. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “mergers”).

On February 7, 2007, all outstanding Class B common stock of the Company was converted into Class A common stock of the Company on a one-for-one basis and the Company no longer has any Class B common stock. On March 16, 2007, the Company completed a two-for-one stock split of its Class A common stock (the “Stock Split”). As of February 2, 2008, our Class A common stock traded on the New York Stock Exchange (“NYSE”) under the symbol GME.

Our corporate office and one of our distribution facilities are housed in a 510,000 square foot facility in Grapevine, Texas.

Recent Developments

On February 7, 2008, the Board of Directors of the Company authorized a buyback of the Company’s senior notes in the amount of $130 million. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. At the time of filing, the Company had repurchased $24.7 million of its senior notes pursuant to this new authorization and delivered the senior notes to the trustee for cancellation. The associated loss on the retirement of debt is $1.9 million, which consists of the premium paid to retire the senior notes and the write-off of the deferred financing fees and the original issue discount on the senior notes.

On March 28, 2008, the Company entered into a stock purchase agreement with Free Record Shop Holding B.V., a Dutch company, to purchase all of the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”). FRS operates approximately 50 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. During fiscal 2008, the Company intends to convert these stores into video game stores with an inventory assortment similar to its other stores in Norway. The Company will include the results of operations of FRS, which are not expected to be material, in its financial statements beginning on the closing date of the acquisition, which is expected to be April 5, 2008.

Disclosure Regarding Forward-looking Statements

This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	economic conditions affecting the electronic game industry and the markets in which GameStop operates;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	alternate sources of distribution of video game software; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for video game products and PC entertainment software exceeded $36 billion in 2007 in the countries in which we operate. According to NPD Group, Inc., a market research firm (“the NPD Group”), the electronic game industry was an approximately $18.6 billion market in the United States in 2007. Of this $18.6 billion market, approximately $17.7 billion was attributable to video game products, excluding sales of used video game products, and approximately $910 million was attributable to PC entertainment software. International Development Group, a market research firm, estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $15.6 billion in Europe in 2007. The NPD Group has reported that video game retail sales in Canada were approximately $1.5 billion in 2007. According to the independent market research group GfK, the Australian market for video game products was approximately $1.1 billion in 2007.

New Video Game Products.  The Entertainment Software Association, or ESA, estimates that 67% of all American heads of households play video or computer games. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to high speed processors in next-generation systems, such as the Sony PlayStation 3 launched in November 2006 in North America and the first quarter of fiscal 2007 in Australia and Europe, the Nintendo Wii launched in November 2006 worldwide, and Microsoft Xbox 360, launched in the fourth quarter of 2005 in North America and Europe and the first quarter of 2006 in Australia. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DS, which was introduced in November 2004 in North America and the first quarter of 2005 in Australia and Europe, and the Sony PlayStation Portable (the “PSP”), which was introduced in March 2005 in North America and September 2005 in Australia and Europe. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Next-Generation Systems Provide Multiple Capabilities Beyond Gaming. Many next-generation hardware platforms, including the Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, the Sony PlayStation 3 and PSP, the Nintendo DS and Wii and Microsoft Xbox 360 all provide internet connectivity and the Sony PlayStation 3 plays Blu-ray discs.

•	Backward Compatibility. The Sony PlayStation 2 and 3, the Nintendo DS and Wii and Microsoft Xbox 360 are, to some extent, backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that during the initial launch phase of next-generation platforms, backward compatibility results in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms is diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 35, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 38% of all electronic game players are female. ESA also states that 36% of parents say they play computer and video games and that 80% of gamer parents play video games with their kids. According to ESA, the average game player is 33 years old; however, the video game market also includes approximately 24% of Americans over the age of 50. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Products.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for used video game hardware and software has developed. Based on reports published by NPD Group, we believe that, as of December 2006, the installed base of video game hardware systems in the United States, based on original sales, totaled over 150 million units of recent generation technology, including approximately 3.2 million Sony PlayStation 3 units, 7.3 million Nintendo Wii units, 9.1 million Microsoft Xbox 360 units, 10.5 million Sony PSP units, 41 million Sony PlayStation 2 units, 14 million Microsoft Xbox units, 12 million Nintendo GameCube units, 17.5 million Nintendo DS units and 36 million Game Boy Advance SP and Game Boy Advance units. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal company estimates, we believe that the installed base of video game software units in the United States exceeds 1.2 billion units. According to the International Development Group, the installed base of hardware systems in Europe is approximately 101 million units. As the substantial installed base of video game hardware and software continues to grow, there is a growing demand for used video game products.

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

Business Strategy

Our goal is to strengthen our position as the world’s largest retailer of new and used video game products and PC entertainment software by focusing on the following strategies:

Continuing to Execute Our Proven Growth Strategies.  We intend to continue to execute our proven growth strategies, including:

•	Continuing to open new stores in our domestic and international target markets; and

•	Increasing our comparable store sales and operating earnings by capitalizing on industry growth and increasing sales of used video game products.

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

Enhancing our Image as a Destination Location.  Our stores serve as destination locations for game players and gift givers due to our broad selection of products, knowledgeable sales associates, game-oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. We provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips.

Offering the Largest Selection of Used Video Game Products.  We believe we are the largest retailer of used video games in the world and carry the broadest selection of used video game products for both current and previous generation platforms. We are one of the only retailers that provides video game software for previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. Used video game products generate significantly higher gross margins than new video game products.

Building the GameStop Brand.  Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, including stores acquired from EB. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop “Edge” loyalty card and our website. The GameStop loyalty card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our websites allow our customers to buy games on-line and to learn about the latest video game products and PC entertainment software and their availability in our stores. In 2007, GameStop introduced its new brand tagline “Power to the Players” and launched a T.V., radio and newspaper advertising campaign to increase brand awareness of the GameStop brand.

Providing a First-to-Market Distribution Network.  We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. We strive to deliver popular new releases to selected stores within hours of release and to all of our stores by the next morning. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our website prior to their release.

Investing in our Information Systems and Distribution Capabilities.  We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and state-of-the-art distribution facilities. These systems enable us to maximize the efficiency of the flow of over 4,500 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management system enables us to maximize sales of new release titles and avoid markdowns as titles mature and utilizes electronic point-of-sale equipment that provides corporate headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Growth Strategy

Open New Stores.  We intend to continue to open new stores in our targeted markets. We opened 586 new stores in the 52 weeks ended February 2, 2008 (“fiscal 2007”) and 421 new stores in the 53 weeks ended February 3, 2007 (“fiscal 2006”). We plan to open approximately 575 to 600 new stores in the 52 weeks ending January 31, 2009 (“fiscal 2008”). Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S. is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in other markets. Our international strategy is to continue our expansion in Europe and the opening of new stores in advantageous markets and locations in Canada and Australia. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact.

Increase Comparable Store Sales.  We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop brand.

•	Capitalize on Growth in Demand. Our sales of new video game hardware, new video game software and used video game products grew by approximately 113%, 62% and 63%, respectively, in fiscal 2006 primarily due to the merger with EB and by 55%, 39% and 21%, respectively, in fiscal 2007, due primarily to new store growth and the increase in comparable store sales. In fiscal 2007, our comparable store sales increased 24.7%, driven in large measure by the continued popularity of the Nintendo Wii following its worldwide launch in November 2006, the launch of the Sony PlayStation 3 in Australia and Europe in March 2007 and the release of several strong software titles in the fall of 2007, including Halo 3 by Microsoft, Guitar Hero III and Call of Duty 4 by Activision, Inc. and Rock Band by Electronic Arts, Inc. In addition, Microsoft Xbox 360 and Nintendo DS hardware, software and accessories continued their strong sales trend. During fiscal 2006, despite facing limited supplies of the newly launched Sony PlayStation 3 and Nintendo Wii, we capitalized on the demand for these new video game systems and the related video game software and accessories that followed these launches. Over the next few years, we expect to continue to capitalize on the increasing installed base for these latest generation platforms and the related growth in video game software and accessories sales.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in our stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as next generation platforms, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the GameStop brand. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2008, we plan to continue to increase media advertising to increase brand awareness over a broader demographic area, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our websites at www.gamestop.com and www.ebgames.com.

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance and the division of management responsibility. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in stores throughout Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 12 European countries.

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

Additional information, including financial information, regarding our operating segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K and in Note 17 of “Notes to Consolidated Financial Statements.”

Merchandise

Substantially all of our revenues are derived from the sale of tangible products. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as trading cards and strategy guides. Our in-store inventory generally consists of a constantly changing selection of over 4,500 SKUs. We have buying groups in the U.S., Canada, Australia and Europe that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Software.  We purchase new video game software directly from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as over 40 third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Used Video Game Products.  We believe we are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,000 SKUs) of used video game titles which have an average price of $16 as compared to an average price of $42 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

Video Game Hardware.  We offer the video game platforms of all major manufacturers, including the Sony PlayStation 2 and 3 and PSP, Microsoft Xbox 360, the Nintendo Wii and DS. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

PC Entertainment and Other Software.  We purchase PC entertainment software from over 45 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons. PC entertainment accessories consist primarily of joysticks. We also carry strategy guides and magazines, as well as trading cards. We carry over 300 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of February 2, 2008, we operated 5,264 stores, primarily under the GameStop name. Each of our stores typically carries over 4,500 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores, which average approximately 1,500 square feet, carry a balanced mix of new and used video game products and PC entertainment software. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas.

These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

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

Locations.  The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of February 2, 2008:

Number
United States	of Stores

Alabama	75
Alaska	4
Arizona	77
Arkansas	28
California	439
Colorado	59
Connecticut	57
Delaware	19
District of Columbia	2
Florida	287
Georgia	130
Guam	2
Hawaii	20
Idaho	9
Illinois	179
Indiana	77
Iowa	31
Kansas	33
Kentucky	59
Louisiana	63
Maine	10
Maryland	99
Massachusetts	85
Michigan	120
Minnesota	54
Mississippi	38
Missouri	66
Montana	7
Nebraska	20
Nevada	37
New Hampshire	22
New Jersey	148
New Mexico	26
New York	217
North Carolina	125

Number
United States	of Stores

North Dakota	8
Ohio	175
Oklahoma	46
Oregon	30
Pennsylvania	199
Puerto Rico	45
Rhode Island	14
South Carolina	62
South Dakota	4
Tennessee	81
Texas	355
Utah	28
Vermont	7
Virginia	130
Washington	74
West Virginia	25
Wisconsin	47
Wyoming	7

Sub-total for United States	4,061

Number
International	of Stores

Canada	287
Australia	250
New Zealand	30

Sub-total for Australia	280

Austria	11
Denmark	31
Finland	13
Germany	137
Ireland	44
Italy	218
Norway	16
Portugal	10
Spain	93
Sweden	47
Switzerland	10
United Kingdom	6

Sub-total for Europe	636

Sub-total for International	1,203

Total stores	5,264

Game Informer

We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our United States, Canada and Ireland stores. For its February 2008 issue, the magazine had approximately 2.9 million paid subscriptions. According to Mediaweek magazine, Game Informer is the 23rd largest consumer publication in the U.S. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise. Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated.

E-Commerce

We operate electronic commerce websites at www.gamestop.com and www.ebgames.com that allow our customers to buy video game products and other merchandise on-line. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. E-commerce results are included in the United States segment where the majority of the sales originate.

Advertising

Our stores are primarily located in high traffic, high visibility areas of regional shopping malls and strip centers. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release.

On a global basis, we receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

In the last three years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness and store openings.

Information Management

Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

Distribution.  We operate a 410,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. We currently use the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility supports efforts to replenish stores. In order to enhance our first-to-market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at the Louisville and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week.

The state-of-the-art facilities in Grapevine, Texas and Louisville, Kentucky are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products.

We distribute merchandise to our Canadian segment from two distribution centers in Brampton, Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by five regionally-located distribution centers in Milan, Italy; Memmingen, Germany; Arlov, Sweden; Valencia, Spain and Dublin, Ireland. All of our international distribution facilities support both new title distribution and replenishment, which are sometimes supported by third-party distribution networks. These facilities are designed to support the first-to-market distribution network and enable our stores to meet peak demand and replenish stores at least twice a week. Our international distribution facilities also support refurbishment of used products to be redistributed to stores.

Management Information Systems.  Our proprietary inventory management system and point-of-sale technology show daily sales and in-store stock by title by store. Our systems use this data to automatically generate replenishment shipments to each store from our distribution centers, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs.

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

Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of used video games. In addition, our central database of all used video game products allows us to actively manage the pricing and product availability of our used video game products across our store base and reallocate our used video game products as necessary.

Field Management and Staff

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, four vice presidents of stores and 27 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 290 districts. Our stores in Europe are managed by two vice presidents and managing directors in each country. Our stores in Australia and Canada are each managed by a vice president. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. Each store manager is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. We also provide our U.S. employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ regional loss prevention managers who assist the stores in implementing security to prevent theft of our products.

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences in the U.S., Canada, Europe and Australia, to which we invite all video game software publishers to attend, and operate an intense educational training program to provide our employees with information about the video game products that will be released by those publishers in the holiday season.

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

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and approximately five distributors. Purchases from the top ten vendors accounted for approximately 80% of our new product purchases in fiscal 2007. Only Nintendo, Sony, Microsoft, and Electronic Arts (which accounted for 21%, 17%, 16%, and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2007. We have established price protections and return privileges with our primary vendors in order to reduce the risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. In the U.S., we compete with mass merchants and regional chains, including Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation (“Target”); computer product and consumer electronics stores, including Best Buy Co., Inc. (“Best Buy”) and Circuit City Stores, Inc. (“Circuit City”); other video game and PC software specialty stores located in malls and other locations; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery, Inc. (“Movie Gallery”) and Blockbuster, Inc. (“Blockbuster”). Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Competitors in Europe include Game Group plc (“Game Group”) and its subsidiaries, which operates in the United Kingdom, Ireland, Scandinavia, France, Spain and Portugal, and Media Markt, which operates throughout Europe. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include Game Group, K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2007, we generated approximately 40% of our sales and approximately 58% of our operating earnings during the fourth quarter. During fiscal 2006, we generated approximately 43% of our sales and approximately 67% of our operating earnings during the fourth quarter.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique” and “Power to the Players,” all of which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, we also have registered or have registrations pending with the trademark authorities for our international locations. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 13,000 full-time salaried and hourly employees and between 14,000 and 30,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. None of our U.S. employees is represented by a labor union or is a member of a collective bargaining unit. Some of our international employees are covered by collective bargaining agreements.

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

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, R. Richard Fontaine, our Chairman of the Board and Chief Executive Officer; Daniel A. DeMatteo, our Vice Chairman and Chief Operating Officer; Steven R. Morgan, our President; David W. Carlson, our Executive Vice President and Chief Financial Officer; and Tony D. Bartel, our Executive Vice President of Merchandising and Marketing. The loss of services of any of our key personnel could have a negative impact on our business.

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

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and approximately five distributors. Our largest vendors worldwide are Nintendo, Sony, Microsoft and Electronic Arts, which accounted for 21%, 17%, 16% and 11%, respectively, of our new product purchases in fiscal 2007. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy and Circuit City; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group and Media Markt; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery and Blockbuster. Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns;

•	currency exchange rate fluctuations;

•	international incidents;

•	government instability; and

•	an increasing number of competitors entering our current and potential markets.

There may be possible changes in our global tax rate.

As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our company and to estimates of the amount of income to be derived in any given jurisdiction. A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material adverse effect on our business and results of our operations.

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

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2007, we generated approximately 40% of our sales and approximately 58% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

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

Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 586 stores in fiscal 2007 and expect to open approximately 575 to 600 new stores in fiscal 2008. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

Litigation and litigation results could negatively impact our future financial condition and results of operations.

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

If our financial condition or operating results materially deteriorate, our relations with our creditors, including holders of our senior notes, the lenders under our senior credit facility and our suppliers, may be materially and adversely impacted.

As a result of the mergers, we have significant debt that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

We incurred $950 million in debt as a result of the mergers in 2005. As of February 2, 2008, we had approximately $574 million of indebtedness. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

Our indebtedness could have important consequences, including the following:

•	our ability to obtain additional financing for working capital, capital expenditures, acquisitions or general corporate purposes may be impaired;

•	we may use a portion of our cash flow from operations to make debt service payments on the senior notes and our senior credit facility, which will reduce the funds available to us for other purposes such as potential acquisitions and capital expenditures;

•	we may have a higher level of indebtedness than some of our competitors, which may put us at a competitive disadvantage and reduce our flexibility in planning for, or responding to, changing conditions in our industry, including increased competition; and

•	we may be more vulnerable to general economic downturns and adverse developments in our business.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we may be forced to reduce or delay capital expenditures, sell assets, seek additional capital or restructure or refinance our indebtedness, including the senior notes. These alternative measures may not be successful and may not permit us to meet our scheduled debt service obligations. Our senior credit facility and the indenture governing the senior notes restrict our ability to dispose of assets and use the proceeds from such dispositions. We may not be able to consummate those dispositions, dispose of our assets at prices that we believe are fair or use the proceeds from asset sales to make payments on the notes and these proceeds may not be adequate to meet any debt service obligations then due.

Because of our floating rate credit facilities, we may be adversely affected by interest rate changes.

Our financial position may be affected by fluctuations in interest rates, as our senior credit facility is subject to floating interest rates.

Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we were to borrow against our senior credit facility, a significant increase in interest rates could have an adverse effect on our financial position and results of operations.

Our operations are substantially restricted by the indenture governing the senior notes and the terms of our senior credit facility.

The indenture for the senior notes imposes, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit the ability of the issuers of the senior notes and of GameStop’s restricted subsidiaries to:

•	incur, assume or permit to exist additional indebtedness or guaranty obligations;

•	incur liens or agree to negative pledges in other agreements;

•	engage in sale and leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter the terms of our organizational documents and our indebtedness, including the senior notes;

•	sell assets; and

•	transact with affiliates.

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

Despite our current level of indebtedness, we may be able to incur substantial additional indebtedness in the future, including additional secured indebtedness. Although the terms of the indenture governing the senior notes and our senior credit facility restrict the issuers of the senior notes and GameStop’s restricted subsidiaries from incurring additional indebtedness, these restrictions are subject to important exceptions and qualifications. If we incur additional indebtedness, the risks that we now face as a result of our leverage could intensify.

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

The terms of the store leases for the 5,264 leased stores open as of February 2, 2008 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	52
2009	881
2010	1,022
2011	909
2012	616
2013 and later	1,784

5,264

The Company owns a 510,000 square foot facility in Grapevine, Texas, which houses our corporate headquarters and certain of our distribution operations. In May 2006, we purchased an additional 65,000 square foot building at the Grapevine, Texas location which is currently being used in our refurbishing operations. We also own the following distribution facilities: an 80,000 square foot distribution facility in Arlov, Sweden; a

119,000 square foot distribution facility in Brampton, Ontario, Canada; a 120,000 square foot distribution facility in Milan, Italy; a 67,000 square foot distribution facility in Memmingen, Germany; and a 70,000 square foot distribution facility in Pinkenba, Queensland, Australia.

In addition to our stores, we lease the following distribution or office facilities: a 260,000 square foot distribution center in Louisville, Kentucky under a lease which expires in July 2010; a 59,000 square foot distribution and office facility in Brampton, Ontario, Canada under a lease which expires in December 2016; a 13,000 square foot distribution facility in New Zealand under a lease which expires in April 2010; a 22,000 square foot distribution facility in Valencia, Spain under a lease which expires in March 2009; a 15,000 square foot office facility in Valencia, Spain under a lease which expires in August 2009; a 11,700 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine, under a lease which expires in February 2012; a 15,000 square foot facility in Dublin, Ireland under a lease which expires in January 2013; and a 6,100 square foot office facility in West Chester, Pennsylvania under a lease which expires in June 2009.

Item 3.	Legal Proceedings

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Moore was found guilty of capital murder in a criminal trial and was sentenced to death in August 2005.

The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Alabama Supreme Court denied the Defendants’ request to appeal and discovery was ordered to proceed. The Court’s scheduling order anticipated a Frye hearing on April 6, 2007, at which plaintiffs’ causation theory and experts’ credentials were to be challenged. However, that hearing did not take place and plaintiffs’ Alabama and Florida counsel withdrew. New Alabama counsel has entered their appearance for plaintiffs and a new scheduling order is expected to be entered by the Court, which we believe will set a new Frye hearing date, a new close of discovery date and a new trial date. We do not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of our business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended February 2, 2008.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Class A common stock is traded on the NYSE under the symbol “GME.” The Company’s Class B common stock was traded on the NYSE under the symbol “GME.B” until February 7, 2007 when, immediately following approval by a majority of the Class B common stockholders in a Special Meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis.

The following table sets forth, for the periods indicated, the high and low sales prices (as adjusted for the Stock Split) of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2007
	High	Low

Fourth Quarter	$63.77	$44.76
Third Quarter	$60.80	$37.40
Second Quarter	$44.00	$32.31
First Quarter	$35.85	$24.95

	Fiscal 2006
	High	Low

Fourth Quarter	$29.21	$24.51
Third Quarter	$26.37	$20.05
Second Quarter	$24.26	$17.94
First Quarter	$24.84	$18.63

The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock on the NYSE Composite Tape:

	Fiscal 2007
	High	Low

First Quarter	$53.96	$52.25

	Fiscal 2006
	High	Low

Fourth Quarter	$58.32	$47.73
Third Quarter	$51.15	$36.25
Second Quarter	$44.09	$32.58
First Quarter	$45.68	$33.90

The high and low sales prices of the Class B shares do not include the effects of the February 7, 2007 conversion of all outstanding Class B common shares into Class A common shares on a one-for-one basis (the “Conversion”) or the Stock Split.

Approximate Number of Holders of Common Equity

As of March 10, 2008, there were approximately 1,254 record holders of the Company’s Class A common stock, par value $.001 per share.

Dividends

The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and the terms of the Indenture governing the senior notes each restrict our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of February 2, 2008 is as follows:

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	12,166,000	$10.60	5,590,000
Equity compensation plans not approved by security holders	—	not applicable	—

Total	12,166,000	$10.60	5,590,000

Subsequent to February 2, 2008, an additional 1,361,850 options to purchase our Class A common stock at an exercise price of $49.95 per share and 534,300 shares of restricted stock were granted under our Amended and Restated 2001 Incentive Plan, as amended. These options and restricted shares vest in equal increments over three years and the options expire on February 8, 2018.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2007. As of February 2, 2008, the Company had no amount available for purchases under any repurchase program.

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks and the fiscal years ended February 2, 2008, January 28, 2006, January 29, 2005 and January 31, 2004 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 and the “Balance Sheet Data” as of February 2, 2008 and February 3, 2007 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 29, 2005 and January 31, 2004 and the “Balance Sheet Data” as of January 28, 2006, January 29, 2005 and January 31, 2004 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	52 Weeks	53 Weeks	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	February 2,	February 3,	January 28,	January 29,	January 31,
	2008	2007	2006(1)	2005	2004
	(In thousands, except per share data and statistical data)

Statement of Operations Data:
Sales	$7,093,962	$5,318,900	$3,091,783	$1,842,806	$1,578,838
Cost of sales	5,280,255	3,847,458	2,219,753	1,333,506	1,145,893

Gross profit	1,813,707	1,471,442	872,030	509,300	432,945
Selling, general and administrative expenses(2)(3)	1,182,016	1,021,113	599,343	373,364	299,193
Depreciation and amortization(2)	130,270	109,862	66,355	36,789	29,368
Merger-related expenses(4)	—	6,788	13,600	—	—

Operating earnings	501,421	333,679	192,732	99,147	104,384
Interest expense (income), net	47,774	73,324	25,292	236	(804)
Merger-related interest expense(4)	—	—	7,518	—	—
Debt extinguishment expense	12,591	6,059	—	—	—

Earnings before income taxes	441,056	254,296	159,922	98,911	105,188
Income tax expense	152,765	96,046	59,138	37,985	41,721

Net earnings	$288,291	$158,250	$100,784	$60,926	$63,467

Net earnings per common share — basic(5)	$1.82	$1.06	$0.87	$0.56	$0.56

Weighted average shares outstanding — basic(5)	158,226	149,924	115,840	109,324	112,660

Net earnings per common share — diluted(5)	$1.75	$1.00	$0.81	$0.53	$0.53

Weighted average shares outstanding — diluted(5)	164,844	158,284	124,972	115,592	119,528

Store Operating Data:
Number of stores by segment
United States	4,061	3,799	3,624	1,801	1,498
Canada	287	267	261	—	—
Australia	280	219	177	—	—
Europe	636	493	428	25	16
Total	5,264	4,778	4,490	1,826	1,514
Comparable store sales increase (decrease)(6)	24.7%	11.9%	(1.4)%	1.7%	0.8%
Inventory turnover	6.0	5.2	5.0	5.4	4.9
Balance Sheet Data:
Working capital	$534,160	$353,284	$234,293	$111,093	$188,378
Total assets(2)	3,775,891	3,349,584	3,015,821	915,983	902,189
Total debt	574,473	855,484	975,990	36,520	—
Total liabilities(2)	1,913,445	1,973,706	1,901,108	372,972	308,156
Stockholders’ equity	1,862,446	1,375,878	1,114,713	543,011	594,033

(1)	Includes the results of operations of EB from October 9, 2005, the day after completion of the mergers, through January 28, 2006. The addition of EB’s results affects the comparability of amounts from fiscal periods before fiscal 2005.

(2)	In the fiscal year ended January 29, 2005 (“fiscal 2004”), we revised our method of accounting for rent expense to conform to GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. A non-cash, after-tax adjustment of $3,312 was made in the fourth quarter of fiscal 2004 to correct the method of accounting for rent expense (and related deferred rent liability) to include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and to include any “rent holiday” period (a period during which the Company is not obligated to pay rent) the lease allows while the store is being constructed. We also corrected our calculation of depreciation expense for leasehold improvements for those leases which do not include an option period. The impact of these corrections on periods prior to fiscal 2004 was not material and the adjustment does not affect historical or future cash flows or the timing of payments under related leases. See Note 1 of “Notes to Consolidated Financial Statements” of the Company for additional information concerning lease accounting.

(3)	On the first day of fiscal 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The implementation of SFAS 123(R) affects the comparability of amounts from fiscal periods before fiscal 2006. The amount of stock-based compensation included was $26.9 million, $21.0 million and $0.3 million for the fiscal years 2007, 2006 and 2005, respectively.

(4)	The Company’s results of operations for fiscal 2006 and fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the mergers, which included $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expense. The $6.8 million and $13.6 million included $1.9 million and $9.0 million, respectively, in charges associated with assets of the Company considered to be impaired as a result of the mergers and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of GameStop and EB. Costs related to the mergers included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the mergers.

(5)	Weighted average shares outstanding and earnings per common share have been adjusted to reflect the Conversion and the Stock Split.

(6)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of February 2, 2008, we operated 5,264 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended February 2, 2008 (“fiscal 2007”) and January 28, 2006 (“fiscal 2005”) consisted of 52 weeks. The fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks.

On October 8, 2005, GameStop Holdings Corp. (“Historical GameStop”), formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”) completed their previously announced mergers pursuant to the Agreement and Plan of Merger, dated as of April 17, 2005 (the “Merger Agreement”). Upon the consummation of the mergers, Historical GameStop and EB became wholly-owned subsidiaries of the Company, a Delaware corporation formed for the purpose of consummating the business combination (the “mergers”). The mergers of Historical GameStop and EB have been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company. The accompanying consolidated financial statements and notes thereto include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the fiscal year ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks, respectively, of Historical GameStop’s results. The Company’s operating results for the fiscal years ended February 2, 2008 and February 3, 2007 include 52 weeks and 53 weeks, respectively, for both Historical GameStop and EB. As a result, sales mix, cost of sales, gross profit, selling, general and administrative expenses, depreciation and amortization and interest expense in fiscal 2006 were significantly impacted by including the operations of EB for a full year, as opposed to 16 weeks in fiscal 2005, which included the holiday selling season. Growth in each of these statement of operations line items came from each of the Company’s business segments.

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

On February 7, 2007, following approval by a majority of the Class B common stockholders in a special meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted into Class A common shares on a one-for-one basis. In addition, on February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). Unless otherwise indicated, all numbers in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to reflect the conversion and the Stock Split.

Growth in the video game industry is driven by the introduction of new technology. In March of fiscal 2005 in the North American markets and September of fiscal 2005 in the Australian and European markets, Sony introduced the PlayStation Portable (the “PSP”) and Microsoft introduced the Xbox 360 in November of fiscal 2005 in North America and Europe and the first quarter of fiscal 2006 in Australia. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, in the first full year following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of sales. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the second and third years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the second and third years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in fiscal 2007 and fiscal 2006 was adversely impacted by the recent launches of these new products and subsequent manufacturer-funded retail price decreases for some of these products.

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

Stock-Based Compensation.  In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The Company adopted the provisions of SFAS 123(R) using the modified prospective application method beginning on the first day of fiscal 2006. Under SFAS 123(R), the Company records stock-based compensation expense based on the grant-date fair value estimated in accordance with the original provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, and previously presented in the pro forma footnote disclosures, for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards issued after the adoption date in accordance with SFAS 123(R). As of February 2, 2008, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $13.7 million and $18.8 million, respectively, which is expected to be recognized over a weighted average period of 0.8 and 1.9 years, respectively. Note 1 of “Notes to Consolidated Financial Statements” provides additional information on stock-based compensation.

Merchandise Inventories.  Our merchandise inventories are carried at the lower of cost or market using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer.

In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with inventory markdowns. We also adjust inventory based on anticipated physical inventory losses or shrinkage. Physical inventory counts are taken on a regular basis to ensure the reported inventory is accurate. During interim periods, estimates of shrinkage are recorded based on historical losses in the context of current period circumstances.

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. As a result of the mergers and an analysis of assets to be abandoned, the Company impaired assets totaling $9.0 million in fiscal 2005 and $1.9 million in fiscal 2006 prior to October 8, 2006, the anniversary of the mergers. These impairment costs are included in merger-related expenses in the consolidated statements of operations. Write-downs incurred by the Company through February 2, 2008 which were not related to the mergers have not been material.

Merger-Related Costs.  In connection with the mergers, management incurred merger-related costs and integration expenses of approximately $6.8 million and $21.1 million, which were charged to costs in the accompanying consolidated statement of operations for the years ended February 3, 2007 and January 28, 2006, respectively. The Company completed all integration activities in fiscal 2006. Rebranding of EB stores to the GameStop name is substantially complete.

Goodwill.  Goodwill, aggregating $340.0 million, was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s, Etc. LLC in 1999 by a subsidiary of Barnes & Noble, Inc. (“Barnes & Noble”). Goodwill in the amount of $2.9 million was recorded in connection with the acquisition of Gamesworld Group Limited in 2003. Goodwill in the amount of $1,074.9 million was recorded in connection with the mergers. Goodwill in the amount of $6.6 million was recorded in connection with the acquisition in January 2007 of Game Brands Inc. (operating as Rhino Video Games stores).

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company evaluates goodwill for impairment on at least an annual basis in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). Subsequent to the mergers, the Company determined that it has four reporting units, the United States, Australia, Canada and Europe, based upon the similar economic characteristics of operations and separate management within those regions. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the mergers to the four reporting units as of October 8, 2005. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2005, fiscal 2006 and fiscal 2007 and concluded that none of its goodwill was impaired. Note 7 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

Intangible Assets and Other Noncurrent Assets.  Intangible assets consist of point-of-sale software and amounts attributed to favorable leasehold interests acquired in the mergers and are included in other non-current assets in the consolidated balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

The deferred financing fees associated with the Company’s revolving credit facility and the senior notes issued in connection with the financing of the mergers are separately shown in the consolidated balance sheet.

The deferred financing fees are being amortized over five and seven years to match the terms of the revolving credit facility and the senior notes, respectively. Deferred financing fees incurred in connection with the issuance of the senior floating rate notes were included in deferred financing fees in the balance sheet and were being amortized over six years to match the term of the senior floating rate notes. The remaining balance of the deferred financing fees on the senior floating rate notes was written off to debt extinguishment expense during fiscal 2007 when the notes were redeemed.

Cash Consideration Received from Vendors.  The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16, results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.

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

Lease Accounting.  The Company’s method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) is in conformance with GAAP, as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis and include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options and we include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed, or “rent holiday.”

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

In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes recognized under SFAS 109. FIN 48 addresses the recognition and measurement of tax positions taken or expected to be taken, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The Company adopted and applied FIN 48 under the transition provisions to all of its income tax positions at the required effective date of February 4, 2007, resulting in a $16.7 million cumulative effect decrease to retained earnings and a $7.9 million increase in prepaid taxes. For additional information related to the Company’s adoption of FIN 48, see Note 12 of “Notes to Consolidated Financial Statements.”

Consolidated Results of Operations

The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	52 Weeks Ended	53 Weeks Ended	52 Weeks Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	74.4	72.3	71.8

Gross profit	25.6	27.7	28.2
Selling, general and administrative expenses	16.7	19.2	19.4
Depreciation and amortization	1.8	2.1	2.2
Merger-related expenses	—	0.1	0.4

Operating earnings	7.1	6.3	6.2
Interest expense, net	0.7	1.4	0.8
Merger-related interest expense	—	—	0.2
Debt extinguishment expense	0.2	0.1	—

Earnings before income taxes	6.2	4.8	5.2
Income tax expense	2.1	1.8	1.9

Net earnings	4.1%	3.0%	3.3%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, these purchasing, receiving and distribution costs amounted to $43.9 million, $35.9 million and $20.8 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, these processing fees amounted to $55.2 million, $40.9 million and $20.9 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of the Company’s classifications is that its cost of sales as a percentage of sales is higher than, and its selling, general and administrative expenses as a percentage of sales are lower than, they would have been had the Company’s treatment conformed with those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses, by 0.2%, 0.1% and 0.0% for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006, respectively.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		53 Weeks		52 Weeks
	Ended		Ended		Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,668.9	23.5%	$1,073.7	20.2%	$503.2	16.3%
New video game software	2,800.7	39.5%	2,012.5	37.8%	1,244.9	40.3%
Used video game products	1,586.7	22.4%	1,316.0	24.8%	808.0	26.1%
Other	1,037.7	14.6%	916.7	17.2%	535.7	17.3%

Total	$7,094.0	100.0%	$5,318.9	100.0%	$3,091.8	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		53 Weeks		52 Weeks
	Ended		Ended		Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$108.2	6.5%	$77.0	7.2%	$30.9	6.1%
New video game software	581.7	20.8%	427.3	21.2%	266.5	21.4%
Used video game products	772.2	48.7%	651.9	49.5%	383.0	47.4%
Other	351.6	33.9%	315.2	34.4%	191.6	35.8%

Total	$1,813.7	25.6%	$1,471.4	27.7%	$872.0	28.2%

Fiscal 2007 Compared to Fiscal 2006

Sales increased by $1,775.1 million, or 33.4%, to $7,094.0 million in the 52 weeks of fiscal 2007 compared to $5,318.9 million in the 53 weeks of fiscal 2006. The increase in sales was attributable to the comparable store sales increase of 24.7% for fiscal 2007 when compared to fiscal 2006, the addition of non-comparable store sales from the 1,007 stores opened since January 29, 2006 of approximately $496.2 million and increases related to changes in foreign exchange rates of $109.4 million, offset by sales of $99.1 million for the 53rd week included in fiscal 2006. The comparable store sales increase was driven by continued strong sales of the Nintendo Wii, Microsoft’s Xbox 360 and the Sony PlayStation 3, which completed its worldwide launch during this fiscal year, and their related software and accessories, including several strong video game titles, such as Halo 3 and Guitar Hero III. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The comparable store sales increase of 24.7% was calculated by using the 52 weeks of fiscal 2007 compared to the most closely comparable 52 weeks of fiscal 2006 with consideration given to the timing of holidays to ensure comparability.

New video game hardware sales increased $595.2 million or 55.4%, from fiscal 2006 to fiscal 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since January 2007, offset by the 53rd week of sales included in fiscal 2006. New video game hardware sales increased as a percentage of sales from 20.2% in fiscal 2006 to 23.5% in fiscal 2007, primarily due to the first full year since the Nintendo Wii and the Sony PlayStation 3 launch as well as increasing sales of Microsoft Xbox 360 and the Nintendo DS.

New video game software sales increased $788.2 million, or 39.2%, from fiscal 2006 to fiscal 2007, primarily due to new stores added in fiscal 2007, sales related to the new hardware platforms and a strong lineup of new video game titles released during the 52 weeks ended February 2, 2008. New video game software sales as a percentage of total sales increased from 37.8% in fiscal 2006 to 39.5% in fiscal 2007 due to increased sales related to the new hardware platforms and the availability of several strong titles in fiscal 2007.

Used video game product sales increased $270.7 million, or 20.6%, from fiscal 2006 to fiscal 2007, primarily due to the increase in new store count, an increase in overall demand for video game products following the launch of new hardware platforms and the strong growth of used video game product sales internationally, offset by the 53rd week of sales in fiscal 2006. As a percentage of sales, used video game product sales decreased from 24.8% to 22.4% primarily due to the strong sales of new video game hardware and software. Sales of other product categories, including PC entertainment and other software and accessories, magazines and trading cards, grew 13.2%, or $121.0 million, from fiscal 2006 to fiscal 2007, primarily due to the increase in store count and the increase in new hardware platform accessories sales, offset by the 53rd week of sales in fiscal 2006.

Cost of sales increased by $1,432.8 million, or 37.2%, from $3,847.5 million in fiscal 2006 to $5,280.3 million in fiscal 2007 as a result of the increase in sales and the changes in gross profit discussed below, offset by the 53rd week of sales in fiscal 2006.

Gross profit increased by $342.3 million, or 23.3%, from $1,471.4 million in fiscal 2006 to $1,813.7 million in fiscal 2007. Gross profit as a percentage of sales decreased from 27.7% in fiscal 2006 to 25.6% in fiscal 2007. The gross profit percentage decrease was caused primarily by the increase in sales of new video game hardware as a percentage of total sales in fiscal 2007. New video game hardware typically carries a much lower margin than sales in the other product categories. Gross profit as a percentage of sales was also impacted by a decrease in the excess of vendor allowances received over marketing and advertising expenses. Vendor allowances received during fiscal 2006 were abnormally high due to the launches of the Nintendo Wii and the Sony PlayStation 3 and returned to normal levels in fiscal 2007. In addition, net vendor allowances decreased due to higher expenditures on marketing and advertising from fiscal 2006 to fiscal 2007 in support of the Company’s branding campaign. These factors led to a decrease in gross profit as a percentage of sales on new video game hardware, new video game software and other products from 7.2%, 21.2% and 34.4% of sales, respectively, in fiscal 2006 to 6.5%, 20.8% and 33.9% of sales, respectively, in fiscal 2007. Gross profit as a percentage of sales on used video game products decreased from 49.5% in fiscal 2006 to 48.7% in fiscal 2007 due to increased promotional expenses and higher refurbishment costs associated with an increase in production of refurbished hardware platforms during fiscal 2007.

Selling, general and administrative expenses increased by $160.9 million, or 15.8%, from $1,021.1 million in fiscal 2006 to $1,182.0 million in fiscal 2007. The increase was primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses, offset by expenses from the 53rd week included in fiscal 2006. Selling, general and administrative expenses as a percentage of sales decreased from 19.2% in fiscal 2006 to 16.7% in fiscal 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB. Selling, general and administrative expenses include $26.9 and $21.0 million in stock-based compensation expense for fiscal 2007 and fiscal 2006, respectively, in accordance with SFAS 123(R). Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $8.6 million in fiscal 2007, compared to ($1.0) million in fiscal 2006.

Depreciation and amortization expense increased from $109.9 million in fiscal 2006 to $130.3 million in fiscal 2007. This increase of $20.4 million was due primarily to capital expenditures for 586 new GameStop stores. Depreciation and amortization expense will increase from fiscal 2007 to fiscal 2008 due to continued capital expenditures for new stores and management information systems.

Interest income resulting from the investment of excess cash balances increased from $11.3 million in fiscal 2006 to $13.8 million in fiscal 2007 due to interest earned on invested assets. Interest expense decreased from $84.7 million in fiscal 2006 to $61.6 million in fiscal 2007, primarily due to the retirement of $20.0 million of the Company’s senior notes and $250.0 million of the Company’s senior floating rate notes since February 3, 2007. Debt extinguishment expense of $12.6 million was recognized in fiscal 2007 as a result of the premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $6.1 million was incurred in fiscal 2006 for the loss associated with the Company’s repurchase of $50.0 million of its senior notes payable and $50.0 million of its senior floating rate notes payable.

Income tax expense increased by $56.8 million, from $96.0 million in fiscal 2006 to $152.8 million in fiscal 2007. The Company’s effective tax rate decreased from 37.8% in fiscal 2006 to 34.6% in fiscal 2007 due to the release of foreign valuation allowances on net operating losses and the recognition of foreign tax credits not previously benefited. See Note 12 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $167.7 million, or 50.3%, from $333.7 million in fiscal 2006 to $501.4 million in fiscal 2007 and an increase in net earnings of $130.0 million, or 82.1%, from $158.3 million in fiscal 2006 to $288.3 million in fiscal 2007.

Fiscal 2006 Compared to Fiscal 2005

Sales increased by $2,227.1 million, or 72.0%, to $5,318.9 million in the 53 weeks of fiscal 2006 compared to $3,091.8 million in the 52 weeks of fiscal 2005. Sales for the 53rd week included in fiscal 2006 were $99.1 million. The remaining increase in sales was attributable to approximately $1,408.4 million of sales in EB stores in fiscal 2006 prior to the anniversary of the mergers, approximately $247.1 million in non-comparable store sales resulting from the approximately 800 new GameStop stores opened since January 29, 2005, with the remaining increase of $472.5 million due primarily to an increase in comparable store sales. The comparable store sales increase was 11.9% on a pro forma basis for fiscal 2006 when compared to fiscal 2005 and was expected due to the launch of the Sony PlayStation 3 and the Nintendo Wii in November 2006. Stores are included in our comparable store sales base beginning in the thirteenth month of operation. The pro forma comparable store sales increase of 11.9% was calculated by using the first 52 weeks of fiscal 2006 compared to the 52 weeks in fiscal 2005.

New video game hardware sales increased $570.5 million or 113.4%, from fiscal 2005 to fiscal 2006, primarily due to the mergers, the 53rd week of sales included in fiscal 2006 and the launches of Microsoft Xbox 360 in November 2005 and the Sony Playstation 3 and the Nintendo Wii in November 2006. New hardware sales increased as a percentage of sales from 16.3% in fiscal 2005 to 20.2% in fiscal 2006 due primarily to the first full year since the Microsoft Xbox 360 launch and due to the launches of the new platforms in 2006. New video game software sales also increased $767.6 million, or 61.7%, from fiscal 2005 to fiscal 2006, primarily due to the mergers, the 53rd week of sales in fiscal 2006 and a strong lineup of new video game titles. New software sales as a percentage of total sales decreased from 40.3% in fiscal 2005 to 37.8% in fiscal 2006 due to the increase in new hardware sales as a percentage of total sales. Used video game product sales also grew due to the mergers, the 53rd week of sales in fiscal 2006 and the increase in store count, with an increase in sales of $508.0 million, or 62.9%, from fiscal 2005. Sales of other product categories, including PC entertainment and other software and accessories, magazines and trading cards, grew 71.1%, or $381.0 million, from fiscal 2005 to fiscal 2006, primarily due to the mergers and the 53rd week of sales in fiscal 2006.

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

Selling, general and administrative expenses increased by $421.8 million, or 70.4%, from $599.3 million in fiscal 2005 to $1,021.1 million in fiscal 2006. The increase was primarily attributable to the mergers, the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses as well as expenses from the 53rd week included in fiscal 2006. Selling, general and administrative expenses as a percentage of sales decreased from 19.4% in fiscal 2005 to 19.2% in fiscal 2006. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to synergies obtained from the mergers, including the shut-down of EB’s corporate headquarters and distribution center. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to ($1.0) million in fiscal 2006, compared to $2.6 million in fiscal 2005. These amounts were offset by the changes related to the adoption of SFAS 123(R) discussed below.

Beginning January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method. Under this method, the Company records stock-based compensation expense based on the estimated grant-date fair value previously presented in the pro forma footnote disclosures for all options granted prior to, but not vested as of, the adoption date. In addition, the Company records compensation expense for the share-based awards granted after the adoption date in accordance with SFAS 123(R). As a result of the adoption, the Company recognized $21.0 million of stock-based compensation expense in selling, general and administrative expenses for fiscal 2006. In accordance with SFAS 123(R), prior periods have not been restated.

Depreciation and amortization expense increased from $66.4 million in fiscal 2005 to $109.9 million in fiscal 2006. This increase of $43.5 million was due primarily to the mergers, with the remaining increase due to capital expenditures for 421 new GameStop stores and the Company’s new corporate headquarters and distribution facility.

The Company’s results of operations for fiscal 2006 and fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the mergers, which included $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expense. The $6.8 million and $13.6 million included $1.9 million and $9.0 million, respectively, in charges associated with assets of the Company considered to be impaired as a result of the mergers and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of Historical GameStop and EB. Costs related to the mergers included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the mergers.

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

Income tax expense increased by $36.9 million, from $59.1 million in fiscal 2005 to $96.0 million in fiscal 2006. The Company’s effective tax rate increased from 37.0% in fiscal 2005 to 37.8% in fiscal 2006 due to corporate restructuring. See Note 12 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $141.0 million, or 73.2%, from $192.7 million in fiscal 2005 to $333.7 million in fiscal 2006 and an increase in net earnings of $57.5 million, or 57.0%, from $100.8 million in fiscal 2005 to $158.3 million in fiscal 2006.

Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance and the division of management responsibility. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories which we refer to as video game products and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products in the various segments. Stores in all segments are similar in size at an average of approximately 1,500 square feet each.

As we have expanded our presence in international markets, the Company has increased its operations in foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner. The notes issued in connection with the mergers are reflected in the United States segment. See Note 20 of “Notes to Consolidated Financial Statements” for more information.

Sales by operating segment in U.S. dollars were as follows (in millions):

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

United States	$5,438.8	$4,269.5	$2,709.8
Canada	473.0	319.7	111.4
Australia	420.8	288.1	94.4
Europe	761.4	441.6	176.2

Total	$7,094.0	$5,318.9	$3,091.8

Operating earnings by operating segment, defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

United States	$391.2	$285.4	$173.7
Canada	35.8	20.0	7.9
Australia	41.8	27.3	11.0
Europe	32.6	1.0	0.1

Total	$501.4	$333.7	$192.7

Total assets by operating segment in U.S. dollars were as follows (in millions):

	February 2,	February 3,	January 28,
	2008	2007	2006

United States	$2,742.0	$2,618.9	$2,347.8
Canada	274.7	210.4	210.4
Australia	251.1	210.7	214.7
Europe	508.1	309.6	242.9

Total	$3,775.9	$3,349.6	$3,015.8

Fiscal 2007 Compared to Fiscal 2006

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of February 2, 2008, the United States segment included 4,061 GameStop stores, compared to 3,799 stores on February 3, 2007, and 3,624 stores on January 28, 2006. Sales for the 52 weeks ended February 2, 2008 increased 27.4% compared to the 53 weeks ended February 3, 2007 as a result of increased sales at existing stores and the opening of 604 new stores since January 28, 2006, including 328 stores in the 52 weeks ended February 2, 2008. Sales at existing stores increased due to strong sales of new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3 and their related software and accessories, as well as Microsoft’s Xbox 360 hardware, software and accessories, particularly new sales of Halo 3 and Guitar Hero III released during fiscal 2007. Segment operating income for the 52 weeks ended February 2, 2008 increased by 37.1% compared to the 53 weeks ended February 3, 2007, driven by strong sales of the new hardware platforms and their related software and accessories, leveraging of selling, general and administrative expenses, and the recognition of synergies related to the acquisition of EB, including the shut-down in fiscal 2006 of EB’s corporate headquarters and distribution center.

Canada

Sales in the Canadian segment in the 52 weeks ended February 2, 2008 increased 48.0% compared to the 53 weeks ended February 3, 2007. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 28 stores opened since January 28, 2006. As of February 2, 2008, the Canadian segment had 287 stores compared to 267 stores as of February 3, 2007. The increase in sales at existing stores was driven by strong sales of the new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3 and their related software and accessories, as well as Microsoft’s Xbox 360 hardware, software and accessories, particularly new software sales of Halo 3 and Guitar Hero III released in fiscal 2007. Segment operating income for the 52 weeks ended February 2, 2008 increased by 79.0% compared to the 53 weeks ended February 3, 2007, driven by the increased sales and the related margin dollars discussed above, the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 52 weeks ended February 2, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $1.9 million.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of February 2, 2008, the Australian segment included 280 stores, compared to 219 as of February 3, 2007. Sales for the 52 weeks ended February 2, 2008 increased 46.1% compared to the 53 weeks ended February 3, 2007. The increase in sales was due to higher sales at existing stores and the additional sales at the 104 stores opened since January 28, 2006. The increase in sales at existing stores was due to strong sales of the Sony PlayStation 3, which launched in Australia and New Zealand during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including the Nintendo Wii, and increased sales of handheld video game systems during fiscal 2007 compared to fiscal 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products. Segment operating income in the 52 weeks ended February 2, 2008 increased by 53.1% when compared to the 53 weeks ended February 3, 2007. The increase was driven by the increased sales and related margin dollars discussed above, the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 52 weeks ended February 2, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $3.7 million.

Europe

Segment results for Europe include retail operations in 12 European countries including Portugal, which commenced operations in the first quarter of fiscal 2007. As of February 2, 2008, the European segment operated 636 stores, compared to 493 stores as of February 3, 2007. For the 52 weeks ended February 2, 2008, European sales increased 72.4% compared to the 53 weeks ended February 3, 2007. The increase in sales was primarily due to the increase in sales at existing stores and the additional sales at the 271 stores opened since January 28, 2006. The increase in store count was offset by store closings in the first quarter of fiscal 2007, primarily in Spain, as part of the implementation of the integration strategy of the acquisition of EB. The increase in sales at existing stores was driven by strong sales of the Sony PlayStation 3, which launched in Europe during the first quarter of fiscal 2007, as well as strong sales of other video game hardware, including the Nintendo Wii, and increased sales of Microsoft’s Xbox 360 and handheld video game systems during fiscal 2007 compared to fiscal 2006. The increased hardware sales led to increases in sales in new video game software, used video game products and accessories and other products.

The segment operating income in Europe for the 52 weeks ended February 2, 2008 increased to $32.6 million compared to $1.0 million in the 53 weeks ended February 3, 2007. The increase in the operating income was driven by the increase in sales and related margin dollars discussed above, the leveraging of selling, general and administrative expenses, both of which reflect the continued maturation of our operations in the European market, and the favorable impact of changes in exchange rates since the prior year. For the 52 weeks ended February 2, 2008, changes in exchange rates when compared to fiscal 2006 had the effect of increasing operating earnings by $2.7 million.

Fiscal 2006 Compared to Fiscal 2005

Segment results for the 53 weeks ended February 3, 2007 include the first full year of sales and operating earnings for the 2,350 EB stores acquired in fiscal 2005. Segment results for the 52 weeks ended January 28, 2006 only include the results of operations of the EB stores from October 9, 2005 though January 28, 2006 due to the mergers and therefore is not comparable. Prior to the mergers, the Company’s international operations only included Ireland and the United Kingdom which were not material. Having segment results for fiscal 2006 from Canada, Australia and Europe increased international segment sales and operating earnings as a percentage of total sales and operating earnings from 12.4% and 9.9%, respectively, in fiscal 2005 to 19.7% and 14.5%, respectively, in fiscal 2006. Management does not believe that a further comparison of international segment results for fiscal 2006 to fiscal 2005 would be meaningful.

Liquidity and Capital Resources

During fiscal 2007, cash provided by operations was $502.7 million, compared to cash provided by operations of $423.5 million in fiscal 2006. The increase in cash provided by operations of $79.2 million from fiscal 2006 to fiscal 2007 resulted from an increase in net income of $130.0 million, as previously discussed, as well as a net decrease in prepaid taxes and taxes payable of $61.8 million and an increase in depreciation and amortization of $21.1 million due primarily to new store growth. These increases in cash provided by operations were offset by an increase in merchandise inventories of $59.1 million primarily due to new store growth; the increase in the excess tax benefits realized from the exercise of stock-based awards of $49.6 million; an increase in receivables of $24.6 million due primarily to an increase in sales and store growth and a decrease in accounts payable and accrued liabilities of $23.6 million due to the timing of payments associated with inventory.

During fiscal 2006, cash provided by operations was $423.5 million, compared to cash provided by operations of $291.4 million in fiscal 2005. The increase in cash provided by operations of $132.1 million from fiscal 2005 to fiscal 2006 resulted from an increase in net income of $57.5 million, primarily due to the addition of EB’s results of operations since the mergers and the 53rd week included in fiscal 2006; an increase in depreciation and amortization of $43.5 million due primarily to the mergers; an increase in the growth in accounts payable and accrued liabilities, net of growth in merchandise inventories and the provision for inventory reserves of $47.9 million caused by growth of the Company and efforts to manage working capital; an increase in the cash provided by prepaid taxes of $43.6 million offset by the change in the effect of the tax benefit realized from the exercise of stock options of $56.1 million; and an increase in the non-cash adjustment for stock-based compensation expense due to the implementation of SFAS 123(R) in fiscal 2006 of $20.6 million, all of which were offset by a net decrease in prepaid expenses and other current assets of $41.0 million due primarily to the store growth and the timing of rent payments at the end of the fiscal 2006.

Cash used in investing activities was $174.5 million in fiscal 2007 and $125.9 million during fiscal 2006 and $996.8 million in fiscal 2005. During fiscal 2007, $175.6 million of capital expenditures were primarily used to open 586 stores in the United States and internationally and to invest in information systems, which were offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth quarter of fiscal 2006. During fiscal 2006, $133.9 million of capital expenditures were primarily used to invest in information and distribution systems in support of the integration of the operations of EB, to open new stores in the United States and for international expansion. Also, during the fourth quarter of fiscal

2006, the Company purchased Game Brands Inc., a 72-store video game retailer, for $11.3 million. These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the mergers. During fiscal 2005, $886.1 million of cash was used to acquire EB. Our capital expenditures in fiscal 2005 also included approximately $9.7 million to complete the build-out of our new corporate headquarters and distribution center facility in Grapevine, Texas. The remaining $101.0 million in capital expenditures was used to open new stores, remodel existing stores and invest in information and distribution systems in support of the integration of the operations of EB and GameStop.

Cash used in financing activities in fiscal 2007 was $131.8 million and $46.6 million during fiscal 2006. The cash used in financing activities in fiscal 2007 was due to the repurchase of $20.0 million and $250.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively, and the $12.2 million principal payment in October 2007 on the Barnes & Noble promissory note. The fiscal 2007 cash outflows were offset by $64.9 million received for the issuance of shares relating to stock option exercises and $93.3 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. The cash used in financing activities in fiscal 2006 was due to the repurchase of $50.0 million each of the senior notes and the senior floating rate notes, the payment of the $12.2 million principal due in October 2006 on the Barnes & Noble promissory note and the repayment of the $9.2 million mortgage on EB’s Pennsylvania distribution center. The fiscal 2006 cash outflows were offset by $33.9 million received for the issuance of shares relating to stock option exercises and $43.8 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. Cash flows provided by financing activities were $935.7 million during fiscal 2005 which were primarily due to the issuance of the senior notes and the senior floating rate notes in connection with the mergers.

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 586 stores in fiscal 2007 and expect to open approximately 575 to 600 stores in fiscal 2008. Capital expenditures for fiscal 2008 are projected to be approximately $170.0 million to $180.0 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of February 2, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of February 2, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $6.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations.

As of February 2, 2008, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding were $2.8 million.

On September 28, 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). Concurrently with the consummation of the mergers on October 8, 2005, EB and its direct and indirect U.S. wholly-owned subsidiaries (together, the “EB Guarantors”) became subsidiaries of the Company and entered into a First Supplemental Indenture, dated October 8, 2005, by and among the Issuers, the EB Guarantors and the Trustee, pursuant to which the EB Guarantors assumed all the obligations of a subsidiary guarantor under the Notes and the Indenture. The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the mergers.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of February 2, 2008, the unamortized original issue discount was $5.5 million. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum.

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

As of February 2, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of the Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Issuers may acquire the Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50.0 million of its Senior Notes and $50.0 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt was $6.1 million, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of February 2, 2008, the Company had repurchased the additional $150 million of the Notes, having acquired $20.0 million of its Senior Notes and $130.0 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $8.8 million, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

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

Subsequently, on February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. At the time of this filing, the Company had repurchased $24.7 million of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $1.9 million, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

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

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required interest payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of February 2, 2008:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Long-Term Debt(1)	$812.0	$46.4	$92.8	$672.8	$—
Operating Leases	1,018.3	261.5	394.0	226.4	136.4
Purchase Obligations(2)	609.0	609.0	—	—	—

Total	$2,439.3	$916.9	$486.8	$899.2	$136.4

(1)	The long-term debt consists of $580.0 million (principal value), which bears interest at 8.0% per annum. Amounts include contractual interest payments.

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with R. Richard Fontaine, Daniel A. DeMatteo, Steven R. Morgan and David W. Carlson. The terms of the employment agreement for Mr. Fontaine and Mr. DeMatteo commenced on April 11, 2005 and continue for a period of three years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Morgan commenced on December 9, 2005 and continued through February 12, 2008, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. The term of the employment agreement for Mr. Carlson commenced on April 3, 2006 and continues for a period of two years thereafter, with automatic annual renewals thereafter unless either party gives notice of non-renewal at least six months prior to automatic renewal. Each of these employment agreements will automatically renew for a period of one year as no notice of non-renewals were given. Mr. Fontaine’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $650,000. Mr. DeMatteo’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $535,000. Mr. Morgan’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $450,000. Mr. Carlson’s minimum annual salary during the term of his employment under the employment agreement shall be no less than $350,000. The Board of Directors of the Company has set Mr. Fontaine’s, Mr. DeMatteo’s, Mr. Morgan’s and Mr. Carlson’s salaries for fiscal 2008 at $1,200,000, $960,000, $575,000 and $440,000, respectively.

As of February 2, 2008, we had standby letters of credit outstanding in the amount of $6.8 million and had bank guarantees outstanding in the amount of $10.7 million, $7.9 million of which are cash collateralized.

As of February 2, 2008, the Company had $24.2 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the individual owners of the remaining 49% interest have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. No additional shares have been purchased by the Company to date. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of February 2, 2008, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, an affiliate through a common stockholder who is chairman of the board of directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble in amounts equal to 7.0% of the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these charges amounted to $1.2 million, $1.0 million and $0.9 million, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these allocated charges amounted to $0.3 million, $0.8 million and $1.7 million, respectively.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214,000 shares of common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111.5 million. Historical GameStop paid $37.5 million in cash and issued a promissory note in the principal amount of $74.0 million, which has been repaid as of October 2007. Scheduled principal payments were made of $37.5 million in January 2005 and $12.2 million in each of October 2005, October 2006 and October 2007. Interest expense on the promissory note for the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 totaled $0.4 million, $1.1 million and $1.8 million, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee paid to Barnes & Noble in connection with this arrangement was $0.4 million, $0.3 million and $0.3 million for the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, respectively.

Recent Accounting Standards and Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities the option to measure many financial instruments and certain other items at fair value at specific election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for our Company on February 3, 2008. The adoption of SFAS 159 did not have a material impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on February 3, 2008 as required for its financial assets and liabilities. However, in February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on the Company’s financial condition and results of operations. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective February 1, 2009, will have a material impact on our consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Senior Notes outstanding issued in connection with the mergers carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at February 2, 2008 was a liability of $7.6 million. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of February 2, 2008 would result in a (loss) or gain in value of the forwards, options and swaps of ($7.0 million) or $5.7 million, respectively.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of February 2, 2008. The effectiveness of our internal control over financial reporting as of February 2, 2008 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c) Changes in Internal Controls Over Financial Reporting

There was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance*

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial Officers that is applicable to the Company’s Chairman of the Board and Chief Executive Officer, Vice Chairman and Chief Operating Officer, President, Chief Financial Officer, Chief Accounting Officer and any Executive Vice President of the Company. This Code of Ethics is filed as Exhibit 14.1 to this Form 10-K.

In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to, or any waiver from, a provision of the Code of Ethics on the Company’s website (www.gamestop.com) within five business days following such amendment or waiver.

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.	Certain Relationships and Related Transactions, and Director Independence*

Item 14.	Principal Accountant Fees and Services*

     *  The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2008 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a) The following documents are filed as a part of this Form 10-K:

(1) Index and Consolidated Financial Statements

The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this report on Form 10-K.

(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

The following financial statement schedule for the 52 weeks ended February 2, 2008 and January 28, 2006 and the 53 weeks ended February 3, 2007 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended February 2, 2008 and January 28, 2006 and the 53 weeks ended February 3, 2007:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged
			to Other	Deductions-
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable*	Recoveries	Period
	(In thousands)

Inventory Reserve, deducted from asset accounts
52 Weeks Ended February 2, 2008	$53,816	$51,879	$28,262	$74,259	$59,698
53 Weeks Ended February 3, 2007	53,277	50,779	27,792	78,032	53,816
52 Weeks Ended January 28, 2006	14,804	25,103	54,560	41,190	53,277

*	Includes $36,287 acquired in the mergers and recorded in the 52 weeks ended January 28, 2006.

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)

Exhibit
Number	Description

4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)

Exhibit
Number	Description

10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial Officers.(19)
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(19)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ R. Richard Fontaine
R. Richard Fontaine
Chairman of the Board and Chief Executive
Officer

Date: April 2, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 2, 2008

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	April 2, 2008

/s/ Robert A. Lloyd Robert A. Lloyd	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 2, 2008

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Vice Chairman and Chief Operating Officer and Director	April 2, 2008

/s/ Jerome L. Davis Jerome L. Davis	Director	April 2, 2008

/s/ Steven R. Koonin Steven R. Koonin	Director	April 2, 2008

/s/ Leonard Riggio Leonard Riggio	Director	April 2, 2008

/s/ Michael N. Rosen Michael N. Rosen	Director	April 2, 2008

/s/ Stephanie M. Shern Stephanie M. Shern	Director	April 2, 2008

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	April 2, 2008

Name	Capacity	Date

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	April 2, 2008

/s/ Edward A. Volkwein Edward A. Volkwein	Director	April 2, 2008

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 2, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of February 2, 2008 and February 3, 2007 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended February 2, 2008, for the 53 week period ended February 3, 2007 and for the 52 week period ended January 28, 2006. In connection with our audits of the financial statements, we have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of February 2, 2008 and February 3, 2007, and the results of its operations and its cash flows for the 52 week period ended February 2, 2008, for the 53 week period ended February 3, 2007 and for the 52 week period ended January 28, 2006, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes recognized in accordance with the provisions of FASB Interpretation No. 48 (As Amended), Accounting for Uncertainty in Income Taxes (an interpretation of FASB Statement No. 48), on February 4, 2007. Also, as discussed in Note 1, in 2006 the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised), Share-based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2008 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 31, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of February 2, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A of the Annual Report on Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2008, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of February 2, 2008 and February 3, 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended February 2, 2008, for the 53 week period ended February 3, 2007 and for the 52 week period ended January 28, 2006. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. Our report dated March 31, 2008 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 31, 2008

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	February 2,	February 3,
	2008	2007
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$857,414	$652,403
Receivables, net	56,019	34,268
Merchandise inventories, net	801,025	675,385
Prepaid expenses and other current assets	52,778	37,882
Prepaid taxes	—	5,545
Deferred taxes	27,481	34,858

Total current assets	1,794,717	1,440,341

Property and equipment:
Land	11,870	10,712
Buildings and leasehold improvements	378,611	305,806
Fixtures and equipment	538,738	425,841

	929,219	742,359
Less accumulated depreciation and amortization	417,550	285,896

Net property and equipment	511,669	456,463

Goodwill, net	1,402,440	1,403,907
Deferred financing fees	8,963	14,375
Deferred taxes	26,332	5,804
Other noncurrent assets	31,770	28,694

Total other assets	1,469,505	1,452,780

Total assets	$3,775,891	$3,349,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$844,376	$717,868
Accrued liabilities	409,878	357,016
Note payable, current portion	—	12,173
Taxes payable	6,303	—

Total current liabilities	1,260,557	1,087,057

Senior notes payable, long-term portion, net	574,473	593,311
Senior floating rate notes payable, long-term portion	—	250,000
Deferred rent and other long-term liabilities	78,415	43,338

Total long-term liabilities	652,888	886,649

Total liabilities	1,913,445	1,973,706

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 and 152,305 shares issued and outstanding, respectively	161	152
Additional paid-in-capital	1,208,474	1,021,903
Accumulated other comprehensive income	31,603	3,227
Retained earnings	622,208	350,596

Total stockholders’ equity	1,862,446	1,375,878

Total liabilities and stockholders’ equity	$3,775,891	$3,349,584

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands, except per share data)

Sales	$7,093,962	$5,318,900	$3,091,783
Cost of sales	5,280,255	3,847,458	2,219,753

Gross profit	1,813,707	1,471,442	872,030
Selling, general and administrative expenses	1,182,016	1,021,113	599,343
Depreciation and amortization	130,270	109,862	66,355
Merger-related expenses	—	6,788	13,600

Operating earnings	501,421	333,679	192,732
Interest income	(13,779)	(11,338)	(5,135)
Interest expense	61,553	84,662	30,427
Merger-related interest expense	—	—	7,518
Debt extinguishment expense	12,591	6,059	—

Earnings before income tax expense	441,056	254,296	159,922
Income tax expense	152,765	96,046	59,138

Net earnings	$288,291	$158,250	$100,784

Net earnings per common share — basic	$1.82	$1.06	$0.87

Weighted average shares of common stock — basic	158,226	149,924	115,840

Net earnings per common share — diluted	$1.75	$1.00	$0.81

Weighted average shares of common stock — diluted	164,844	158,284	124,972

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Treasury
	Shares	Stock	Capital	Income	Earnings	Stock	Total
	(In thousands)

Balance at January 29, 2005	108,182	$108	$500,774	$567	$91,562	$(50,000)	$543,011
Comprehensive income:
Net earnings for the 52 weeks ended January 28, 2006	—	—	—	—	100,784	—
Foreign currency translation	—	—	—	319	—	—
Total comprehensive income							101,103
Elimination of treasury stock	(6,526)	(6)	(49,994)	—	—	50,000	—
Issuance of stock to Electronics Boutique stockholders	40,458	41	437,103	—	—	—	437,144
Stock-based compensation	—	—	347	—	—	—	347
Exercise of employee stock options (including tax benefit of $12,308)	3,480	3	33,105	—	—	—	33,108

Balance at January 28, 2006	145,594	146	921,335	886	192,346	—	1,114,713
Comprehensive income:
Net earnings for the 53 weeks ended February 3, 2007	—	—	—	—	158,250	—
Foreign currency translation	—	—	—	2,341	—	—
Total comprehensive income							160,591
Stock-based compensation	—	—	20,978	—	—	—	20,978
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $45,735)	6,711	6	79,590	—	—	—	79,596

Balance at February 3, 2007	152,305	152	1,021,903	3,227	350,596	—	1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	—	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	—	1,359,199
Comprehensive income:
Net earnings for the 52 weeks ended February 2, 2008	—	—	—	—	288,291	—
Foreign currency translation	—	—	—	28,376	—	—
Total comprehensive income							316,667
Stock-based compensation	—	—	26,911	—	—	—	26,911
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $94,786)	8,702	9	159,660	—	—	—	159,669

Balance at February 2, 2008	161,007	$161	$1,208,474	$31,603	$622,208	$—	$1,862,446

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net earnings	$288,291	$158,250	$100,784
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	131,277	110,176	66,659
Provision for inventory reserves	51,879	50,779	25,103
Amortization and retirement of deferred financing fees	5,669	4,595	1,229
Amortization and retirement of original issue discount on senior notes	1,162	1,523	316
Stock-based compensation expense	26,911	20,978	347
Deferred taxes	(13,151)	(3,080)	(3,675)
Excess tax benefits realized from exercise of stock-based awards	(93,322)	(43,758)	12,308
Loss on disposal of property and equipment	8,205	4,261	11,648
Increase in deferred rent and other long-term liabilities	8,501	9,702	3,669
Increase in liability to landlords for tenant allowances, net	5,208	1,602	202
Change in the value of foreign exchange contracts	5,735	(4,450)	(2,421)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(21,751)	2,866	(9,995)
Merchandise inventories	(177,519)	(118,417)	(91,363)
Prepaid expenses and other current assets	(12,535)	(21,543)	19,484
Prepaid taxes and taxes payable	114,498	52,663	9,069
Accounts payable and accrued liabilities	173,667	197,306	148,054

Net cash flows provided by operating activities	502,725	423,453	291,418

Cash flows from investing activities:
Purchase of property and equipment	(175,569)	(133,930)	(110,696)
Merger with Electronics Boutique, net of cash acquired	—	—	(886,116)
Acquisitions, net of cash acquired	1,061	(11,303)	—
Sale of assets held for sale	—	19,297	—

Net cash flows used in investing activities	(174,508)	(125,936)	(996,812)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	—	—	641,472
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	—	—	300,000
Repurchase of notes payable	(270,000)	(100,000)	—
Repayment of debt relating to the repurchase of common stock from Barnes & Noble	(12,173)	(12,173)	(12,173)
Repayment of other debt	—	(9,441)	(956)
Issuance of shares relating to stock options	64,883	33,861	20,800
Excess tax benefits realized from exercise of stock-based awards	93,322	43,758	—
Net increase in other noncurrent assets and deferred financing fees	(7,870)	(2,609)	(13,466)

Net cash flows provided by (used in) financing activities	(131,838)	(46,604)	935,677

Exchange rate effect on cash and cash equivalents	8,632	(103)	318

Net increase in cash and cash equivalents	205,011	250,810	230,601
Cash and cash equivalents at beginning of period	652,403	401,593	170,992

Cash and cash equivalents at end of period	$857,414	$652,403	$401,593

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background and Basis of Presentation

GameStop Corp., (the “Company” or “GameStop”), is the world’s largest retailer of new and used video game systems and software and personal computer entertainment software and related accessories primarily through its GameStop and EB Games trade names, websites (www.gamestop.com and www.ebgames.com) and Game Informer magazine. The Company’s stores, which totaled 5,264 at February 2, 2008, are located in major regional shopping malls and strip centers in the United States, Australia, Canada and Europe. The Company operates its business in four segments: United States, Australia, Canada and Europe.

The Company is a Delaware corporation, formerly known as GSC Holdings Corp., formed for the purpose of consummating the business combination (the “merger” or “mergers”) of GameStop Holdings Corp., formerly known as GameStop Corp. (“Historical GameStop”), and Electronics Boutique Holdings Corp. (“EB” or “Electronics Boutique”), which was completed on October 8, 2005. The merger of Historical GameStop and EB has been treated as a purchase business combination for accounting purposes, with Historical GameStop designated as the acquirer. Therefore, the historical financial statements of Historical GameStop became the historical financial statements of the Company. The accompanying consolidated statements of operations and cash flows for the 52 weeks ended January 28, 2006 include the results of operations of EB from October 9, 2005 forward. Therefore, the Company’s operating results for the 52 weeks ended January 28, 2006 include 16 weeks of EB’s results and 52 weeks of Historical GameStop’s results. The Company’s operating results for the fiscal years ended February 2, 2008 and February 3, 2007 include 52 weeks and 53 weeks, respectively, for both Historical GameStop and EB. Note 2 provides summary unaudited pro forma information for the 52 weeks ended January 28, 2006.

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

Until October 2004, Barnes & Noble held 72,018 shares of Historical GameStop common stock. In October 2004, Historical GameStop’s Board of Directors authorized a repurchase of 12,214 shares of common stock held by Barnes & Noble. Historical GameStop repurchased the shares at a price equal to $9.13 per share for aggregate consideration of $111,520. The repurchased shares were immediately retired. On November 12, 2004, Barnes & Noble distributed to its stockholders its remaining 59,804 shares of Historical GameStop’s common stock in a tax-free dividend. All of the outstanding shares of Historical GameStop’s common stock were exchanged for the Company’s common stock.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Year-End

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2007 consisted of the 52 weeks ending on February 2, 2008. Fiscal 2006 consisted of the 53 weeks ending on February 3, 2007. Fiscal 2005 consisted of the 52 weeks ending on January 28, 2006.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks and money market investment funds holding direct U.S. Treasury obligations.

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 2, 2008 and February 3, 2007 were $59,698 and $53,816, respectively.

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

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. As a result of the mergers and an analysis of assets to be abandoned, the Company impaired retail store assets totaling $9,016 in fiscal 2005 in its United States operating segment and impaired retail store assets totaling $1,936 in its European segment in fiscal 2006. Write-downs incurred by the Company through February 2, 2008 which were not related to the mergers have not been material.

Goodwill

Goodwill, aggregating $339,991, was recorded in the acquisition of Funco in 2000 and through the application of “push-down” accounting in accordance with Securities and Exchange Commission (“SEC”) Staff Accounting

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Bulletin No. 54 (“SAB 54”) in connection with the acquisition of Babbage’s in 1999 by a subsidiary of Barnes & Noble. Goodwill in the amount of $2,931 was recorded in connection with the acquisition of GameStop Group Limited in 2003. Goodwill in the amount of $1,074,937 was recorded in connection with the mergers. Goodwill in the amount of $6,616 was recorded in connection with the purchase of Game Brands Inc. in January 2007. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired.

The Company accounts for goodwill according to the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). SFAS 142 requires, among other things, that companies evaluate goodwill for impairment on at least an annual basis. Subsequent to the mergers, the Company determined that it has four reporting units, the United States, Australia, Canada and Europe, based on a combination of geographic areas, the methods in which the Company analyzes performance and division of management responsibility. The Company employed the services of an independent valuation specialist to assist in the allocation of goodwill resulting from the mergers to the four reporting units as of October 8, 2005, the merger date. Additionally, in accordance with the requirements of SFAS 142, the Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2005, fiscal 2006 and fiscal 2007 and concluded that none of its goodwill was impaired. Note 7 provides additional information concerning goodwill.

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

Revenues do not include sales or other taxes collected from customers.

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these purchasing, receiving and distribution costs amounted to $43,928, $35,903 and $20,826, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these processing fees amounted to $55,215, $40,877 and $20,905, respectively.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 were $26,243, $16,043 and $12,448, respectively. During fiscal 2007, the Company launched a new marketing campaign for television, radio and print to promote the GameStop brand and its brand tagline, “Power to the Players.”

Income Taxes

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (“SFAS 109”). SFAS 109 utilizes an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. On February 4, 2007, the Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, to account for uncertainty in income taxes recognized in the Company’s financial statements (see Note 12).

U.S. income taxes have not been provided on $142,504 of undistributed earnings of foreign subsidiaries as of February 2, 2008. The Company did not have undistributed earnings of foreign subsidiaries prior to the mergers. The Company reinvested earnings of foreign subsidiaries in foreign operations since the mergers and expects that future earnings will also be reinvested in foreign operations indefinitely.

Lease Accounting

The Company’s method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) is in conformance with generally accepted accounting principles (“GAAP”), as clarified by the Chief Accountant of the SEC in a February 2005 letter to the American Institute of Certified Public Accountants. For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and the Company includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in net income and amounted to $8,575, ($962) and $2,606 for the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, respectively. The increase in foreign currency gains in fiscal 2007 is primarily due to the decrease in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally, primarily the Euro, the Canadian dollar and the Australian dollar.

The merger with Electronics Boutique has significantly increased the Company’s exposure to foreign currency fluctuations because a larger amount of the Company’s business is now transacted in foreign currencies. While Historical GameStop generally did not enter into derivative instruments with respect to foreign currency risks, Electronics Boutique routinely used forward exchange contracts and cross-currency swaps to manage currency risk and had a number of open positions designated as hedge transactions as of the merger date. The Company discontinued hedge accounting treatment for all derivative instruments acquired in connection with the mergers.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of these Foreign Currency Contracts at February 2, 2008 was a liability of $7,627, of which $8,649 is included in accrued liabilities, and $1,041 is included in other long-term liabilities, with offsetting amounts of $2,052 included in prepaid expenses and other current assets and $11 included in other non-current assets in the accompanying consolidated balance sheet. The aggregate fair value of these Foreign Currency Contracts at February 3, 2007 was a liability of $1,892, of which $2,540 is included in accrued liabilities, and $390 is included in other long-term liabilities, with an offsetting amount of $1,038 included in other noncurrent assets in the accompanying consolidated balance sheet.

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

Stock Options

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”). This Statement requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in their financial statements. Previously, companies were required to calculate the estimated fair value of these

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

share-based payments and could elect to either include the estimated cost in earnings or disclose the pro forma effect in the footnotes to their financial statements. The Company chose to disclose the pro forma effect for all periods through January 28, 2006.

In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB No. 107”) regarding the Staff’s interpretation of SFAS 123(R). This interpretation provides the Staff’s views regarding interactions between SFAS 123(R) and certain SEC rules and regulations and provides interpretations of the valuation of share-based payments for public companies. Following the guidance prescribed in SAB No. 107, on January 29, 2006, the Company adopted the provisions of SFAS 123(R) using the modified prospective application method, and accordingly, the Company has not restated the consolidated results of income from prior interim periods and fiscal years.

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

52 Weeks
Ended
January 28,
2006
(In thousands, except
per share data)

Net earnings, as reported	$100,784
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	6,666

Pro forma net earnings	$94,118

Net earnings per common share — basic, as reported	$0.87

Net earnings per common share — basic, pro forma	$0.81

Net earnings per common share — diluted, as reported	$0.81

Net earnings per common share — diluted, pro forma	$0.75

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The weighted-average fair values of the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options granted during the 52 weeks ended February 2, 2008, 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 were estimated at $10.16, $8.42 and $4.42, respectively, using the following assumptions:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Volatility	40.5%	54.5%	57.3%
Risk-free interest rate	4.8%	4.6%	4.2%
Expected life (years)	4.0	3.0	6.0
Expected dividend yield	0%	0%	0%

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

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of February 2, 2008, the senior notes payable had a carrying value of $574,473 and a fair value of $591,600. As of February 3, 2007, the senior notes payable and senior floating rate notes payable had a carrying value of $593,311 and $250,000, respectively, and a fair value of $640,500 and $260,625, respectively.

Guarantees

The Company had bank guarantees relating to international store leases totaling $10,670 as of February 2, 2008.

Vendor Concentration

The Company’s largest vendors worldwide are Nintendo, Sony Computer Entertainment, Microsoft and Electronic Arts, Inc., which accounted for 21%, 17%, 16% and 11%, respectively, of the Company’s new product purchases in fiscal 2007 and 11%, 13%, 14% and 10%, respectively, in fiscal 2006. In fiscal 2005, the Company’s largest vendors, as measured in the U.S. only due to the timing of the mergers, were Sony, Microsoft and Electronic Arts, Inc. which accounted for 18%, 13% and 11%, respectively, of the Company’s new product purchases.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current year presentation.

Stock Conversion and Stock Split

On February 7, 2007, following approval by a majority of the Class B common stockholders in a special meeting of the Company’s Class B common stockholders, all outstanding Class B common shares were converted

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

New Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 will have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations, (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply prospectively SFAS 141(R) to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on the Company’s consolidated financial statements.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). This statement permits entities the option to measure many financial instruments and certain other items at fair value at specific election dates. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS 159 was effective for the Company on February 3, 2008. The adoption of SFAS 159 did not have a material impact on the Company’s consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on February 3, 2008 as required for its financial assets and liabilities. However, in February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for the Company’s financial assets and liabilities did not have a material impact on the Company’s financial condition and results of operations. The Company does not believe the adoption of SFAS 157 for its non-financial assets and liabilities, effective February 1, 2009, will have a material impact on its consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table summarizes unaudited pro forma financial information assuming the mergers had occurred on the first day of the period presented. The unaudited pro forma financial information does not necessarily represent what would have occurred if the transaction had taken place on the date presented and should not be taken as representative of the Company’s future consolidated results of operations. At the time of the mergers, management expected to realize operating synergies from reduced costs in logistics, marketing, and administration. The unaudited pro forma information does not reflect these potential synergies or expenses associated with the mergers or integration activities:

52 Weeks
Ended
January 28,
2006
(In thousands, except
per share data)

Sales	$4,393,890
Cost of sales	3,154,928

Gross profit	1,238,962
Selling, general and administrative expenses	930,767
Depreciation and amortization	94,288

Operating earnings	213,907
Interest income	(6,717)
Interest expense	85,056

Earnings before income tax expense	135,568
Income tax expense	49,482

Net earnings	$86,086

Net earnings per common share — basic	$0.60

Weighted average shares of common stock — basic	143,850

Net earnings per common share — diluted	$0.56

Weighted average shares of common stock — diluted	152,982

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Merger-related expenses shown in the statement of operations include costs believed to be of a one-time or short-term nature associated with integrating the operations of Historical GameStop and EB, including $6,788 and $13,600 for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, respectively, included in operating earnings and $7,518 included in interest expense in the 52 weeks ended January 28, 2006. The Company completed all integration activities in fiscal 2006.

On January 13, 2007, the Company purchased Game Brands Inc. (“Game Brands”), a 72-store video game retailer operating under the name Rhino Video Games, for $11,344. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of the purchase price over the net assets acquired, in the amount of $8,083 was recorded as goodwill in fiscal 2006. In addition, merger-related costs and liabilities of $612 related to the Game Brands purchase were accrued for and included in accrued liabilities in the February 3, 2007 consolidated balance sheet. As of February 2, 2008, the cash payments made for the Game Brands merger costs were $206 and the remaining merger accrual balance of $406 was reversed as a purchase price adjustment to reduce goodwill. Additional purchase price adjustments to reduce goodwill for Game Brands were $1,061 during fiscal 2007. The pro forma effect assuming the acquisition of Game Brands at the beginning of fiscal 2006 is not material.

3.	Vendor Arrangements

The Company and approximately 75 of its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The Company’s accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16, results in a portion of the consideration received from the Company’s vendors reducing the product costs in inventory rather than as an offset to the Company’s marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

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

Specific, incremental and identifiable advertising and promotional costs were $76,074 in the 52 weeks ended February 2, 2008, $49,585 in the 53 weeks ended February 3, 2007 and $32,161 in the 52 weeks ended January 28, 2006, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $92,425 for the 52 weeks ended February 2, 2008, $117,082 for the 53 weeks ended February 3, 2007 and $74,690 for the 52 weeks ended January 28, 2006, respectively. The amount recognized as income related to the capitalization of excess vendor allowances was $6,113 for the 52 weeks ended February 2, 2008. The amounts deferred as a reduction in inventory were $1,377 and $4,150 for the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, respectively.

4.	Computation of Net Earnings per Common Share

As of February 3, 2007, the Company had two classes of common stock. Subsequent to February 3, 2007, the Company completed the Conversion and the Stock Split and now has only Class A common stock outstanding and computed earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share is as follows:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands, except per share data)

Net earnings	$288,291	$158,250	$100,784

Weighted average common shares outstanding	158,226	149,924	115,840
Dilutive effect of options and warrants on common stock	6,618	8,360	9,132

Common shares and dilutive potential common shares	164,844	158,284	124,972

Net earnings per common share:
Basic	$1.82	$1.06	$0.87

Diluted	$1.75	$1.00	$0.81

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

52 Weeks Ended February 2, 2008	—	—	—
53 Weeks Ended February 3, 2007	16	—	2009
52 Weeks Ended January 28, 2006	240	$17.94	2015

5.	Receivables, Net

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

	February 2,	February 3,
	2008	2007
	(In thousands)

Bankcard receivables	$33,667	$22,081
Other receivables	25,465	16,019
Allowance for doubtful accounts	(3,113)	(3,832)

Total receivables, net	$56,019	$34,268

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	February 2,	February 3,
	2008	2007
	(In thousands)

Customer liabilities	$145,626	$111,213
Deferred revenue	47,423	56,049
Accrued rent	22,698	16,074
Accrued interest	19,181	21,240
Employee compensation and related taxes	58,445	47,371
Other taxes	34,004	34,851
Other accrued liabilities	82,501	70,218

Total accrued liabilities	$409,878	$357,016

7.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 53 weeks ended February 3, 2007 and the 52 weeks ended February 2, 2008 were as follows:

	United States	Canada	Australia	Europe	Total
	(In thousands)

Balance at January 28, 2006	$1,091,057	$116,818	$146,419	$38,058	$1,392,352
Additional cost relating to the acquisition of Electronics Boutique	(1,051)	—	805	3,718	3,472
Cost relating to the acquisition of Game Brands Inc.	8,083	—	—	—	8,083

Balance at February 3, 2007	$1,098,089	$116,818	$147,224	$41,776	$1,403,907
Adjustment relating to the acquisition of Game Brands Inc.	(1,467)	—	—	—	(1,467)

Balance at February 2, 2008	$1,096,622	$116,818	$147,224	$41,776	$1,402,440

There were no impairments to goodwill during the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007.

Intangible assets consist of point-of-sale software and amounts attributed to favorable leasehold interests acquired in the mergers and are included in other non-current assets in the consolidated balance sheet. The total weighted-average amortization period for the intangible assets, excluding goodwill, is approximately four years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

The deferred financing fees associated with the Company’s revolving credit facility and senior notes issued in connection with the financing of the mergers are separately shown in the consolidated balance sheet. The deferred financing fees are being amortized over five and seven years to match the terms of the revolving credit facility and the senior notes, respectively. The deferred financing fees shown in the consolidated balance sheet for February 3, 2007 included deferred financing fees associated with the senior floating rate notes payable which were repurchased or redeemed in the 52 weeks ended February 2, 2008. The deferred financing fees associated with the senior floating rate notes were being amortized over six years to match the term of the underlying notes and any remaining deferred financing fees were written-off as the underlying notes were repurchased or redeemed.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of deferred financing fees and intangible assets for the 53 weeks ended February 3, 2007 and the 52 weeks ended February 2, 2008 were as follows:

	Deferred	Intangible
	Financing Fees	Assets
	(In thousands)

Balance at January 28, 2006	$18,561	$19,519
Addition for the exchange offer in May 2006	409	—
Write-off of deferred financing fees remaining on repurchased senior notes and senior floating rate notes (see Note 8)	(1,445)	—
Amortization for the 53 weeks ended February 3, 2007	(3,150)	(4,974)

Balance at February 3, 2007	14,375	14,545
Addition for revolving credit facility renewal and extension in 2007	263	—
Write-off of deferred financing fees remaining on repurchased senior notes and senior floating rate notes (see Note 8)	(3,416)	—
Amortization for the 52 weeks ended February 2, 2008	(2,259)	(4,646)

Balance at February 2, 2008	$8,963	$9,899

The gross carrying value and accumulated amortization of deferred financing fees as of February 2, 2008 were $20,318 and $11,355, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Intangible
Year Ended	Financing Fees	Assets
	(In thousands)

January 2009	$1,957	$3,599
January 2010	1,948	2,705
January 2011	1,946	1,891
January 2012	1,946	832
January 2013	894	396

	$8,691	$9,423

8.	Debt

In October 2005, in connection with the merger with EB, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its U.S. subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment, equal to or greater than 25% of the borrowing base, the Company may repurchase its capital stock and pay cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of February 2, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver.

As of February 2, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $6,796.

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

As of February 2, 2008, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding were $2,815.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of February 2, 2008, the unamortized original issue discount was $5,527. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

As of February 2, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of the Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase.

The Issuers may acquire the Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100,000 of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of debt was $6,059, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. The timing and amount of the repurchases were determined by the Company’s management based on their evaluation of market conditions and other factors. As of February 2, 2008, the Company had repurchased the additional $150,000 of the Notes, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $8,751, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

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

Subsequently, on February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. At the time of filing, the Company had repurchased $24,697 of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $1,867, which consists of the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

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

Maturities on debt, gross of the unamortized original issue discount of $5,527 on the Senior Notes, are as follows:

Year Ended	Amount
(In thousands)

January 2009	$—
January 2010	—
January 2011	—
January 2012	—
January 2013	580,000
Thereafter	—

$580,000

9.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consisted of the following:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Net earnings	$288,291	$158,250	$100,784
Other comprehensive income:
Foreign currency translation adjustments	28,376	2,341	319

Total comprehensive income	$316,667	$160,591	$101,103

10.	Leases

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Approximate rental expenses under operating leases were as follows:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Minimum	$255,259	$226,974	$126,562
Percentage rentals	19,968	13,819	8,620

	$275,227	$240,793	$135,182

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 2, 2008 are approximately:

Year Ended	Amount
(In thousands)

January 2009	$261,433
January 2010	221,360
January 2011	172,656
January 2012	132,407
January 2013	94,014
Thereafter	136,402

$1,018,272

11.	Commitments and Contingencies

Contingencies

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Moore was found guilty of capital murder in a criminal trial and was sentenced to death in August 2005.

The Defendants filed a motion to dismiss the case on various grounds, which was heard in November 2005 and was denied. The Alabama Supreme Court denied the Defendants’ request to appeal and discovery was ordered to proceed. The Court’s scheduling order anticipated a Frye hearing on April 6, 2007, at which plaintiffs’ causation theory and experts’ credentials were to be challenged. However, that hearing did not take place and plaintiffs’ Alabama and Florida counsel withdrew. New Alabama counsel has entered their appearance for plaintiffs and a new scheduling order is expected to be entered by the Court, which we believe will set a new Frye hearing date, a new close of discovery date and a new trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the individual owners of the remaining 49% interest have the ability to require the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. No additional shares have been purchased by the Company to date. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

12.	Income Taxes

The provision for income tax consisted of the following:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Current tax expense (benefit):
Federal	$34,107	$32,127	$40,251
State	5,149	2,370	2,300
Foreign	31,874	18,894	7,954

	71,130	53,391	50,505

Deferred tax expense (benefit):
Federal	(2,582)	571	(3,093)
State	(1,805)	(2,149)	(894)
Foreign	(8,764)	(1,502)	312

	(13,151)	(3,080)	(3,675)

Charge in lieu of income taxes, relating to the tax effect of stock-based awards tax deduction	94,786	45,735	12,308

Total income tax expense	$152,765	$96,046	$59,138

The components of earnings (loss) before income tax expense consisted of the following:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

United States	$364,929	$211,814	$142,362
International	76,127	42,482	17,560

Total	$441,056	$254,296	$159,922

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	0.5	2.0	1.1
Foreign income taxes	(0.8)	0.7	1.4
Other (including permanent differences)	(0.1)	0.1	(0.5)

	34.6%	37.8%	37.0%

The Company’s effective tax rate decreased from 37.8% in the 53 weeks ended February 3, 2007 to 34.6% in the 52 weeks ended February 2, 2008 primarily due to the release of valuation allowances on foreign net operating losses and the recognition of foreign tax credits not previously benefited. Valuation allowances were recorded in earlier years against foreign net operating losses generated in subsidiaries for which profitability could not be reasonably foreseen. The valuation allowances on foreign net operating losses were released during the current year upon such subsidiaries attaining profitability.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	February 2,	February 3,
	2008	2007
	(In thousands)

Deferred tax asset:
Fixed assets	$21,395	$12,202
Inventory obsolescence reserve	16,823	14,573
Deferred rents	11,585	8,131
Stock-based compensation	16,347	7,842
Net operating losses	17,801	12,243
Other	12,455	13,151

Total deferred tax assets	96,406	68,142

Deferred tax liabilities:
Goodwill	(30,280)	(23,504)
Prepaid expenses	(4,110)	(2,664)
Other	(8,203)	(1,312)

Total deferred tax liabilities	(42,593)	(27,480)

Net	$53,813	$40,662

Financial statements:
Current deferred tax assets	$27,481	$34,858

Non-current deferred tax assets	$26,332	$5,804

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended on January 29, 2005 and January 28, 2006 in the first quarter of fiscal 2007 that is anticipated to be completed in 2008. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004. EB is no longer subject to U.S. federal income tax examination by tax authorities for years prior to and including the fiscal year ended February 1, 2003.

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

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $16,679 increase in the liability for unrecognized tax benefits, interest and penalties, which was accounted for as a reduction of the February 3, 2007 balance of retained earnings. As of February 4, 2007, the gross amount of unrecognized tax benefits, interest and penalties was $25,250. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $22,149 as of February 4, 2007. Additionally, adoption of FIN 48 resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $7,864 from prepaid taxes to other long-term liabilities in our consolidated balance sheet.

For the 52 weeks ended February 2, 2008, the Company recognized a decrease of $1,597 in the liability for unrecognized tax benefits, respectively, and an increase of $572 for interest and penalties, respectively. As of February 2, 2008, the gross amount of unrecognized tax benefits, interest and penalties was $24,225. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $20,552. A reconciliation of the changes in the gross balances of unrecognized tax benefits during fiscal 2007 follows:

February 2,
2008
(In thousands)

Beginning balance of unrecognized tax benefits	$25,250
Increases related to current period tax positions	132
Decreases related to prior period tax positions	(116)
Reductions as a result of a lapse of the applicable statute of limitations	(1,041)

Ending balance of unrecognized tax benefits	$24,225

The Company has historically recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties have historically been immaterial. Subsequent to adoption of FIN 48, the Company recognizes accrued interest and penalties related to income tax matters in income tax expense. The Company had $3,101 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and $3,673 as of February 2, 2008.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Stock Incentive Plan

Effective June 2007, the Company’s stockholders voted to amend the Amended and Restated 2001 Incentive Plan of Historical GameStop (the “Incentive Plan”) to provide for issuance under the Incentive Plan of the Company’s Class A common stock. The Incentive Plan provides a maximum aggregate amount of 43,500 shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares.

Stock Options

A summary of the status of the Company’s stock options is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Thousands of shares)

Balance, January 29, 2005	22,812	$5.43
Granted	4,444	$10.32
Exercised	(3,480)	$5.98
Forfeited	(864)	$9.73

Balance, January 28, 2006	22,912	$6.16

Granted	3,260	$20.68
Exercised	(6,660)	$5.08
Forfeited	(756)	$17.57

Balance, February 3, 2007	18,756	$8.64

Granted	939	$26.68
Exercised	(8,480)	$7.65
Forfeited	(350)	$20.16

Balance, February 2, 2008	10,865	$10.60

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information as of February 2, 2008 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$ 1.76 - $ 2.25	3,521	3.35	$2.25	3,521	$2.25
$ 5.90 - $ 6.36	156	5.21	$6.04	156	$6.04
$ 7.55 - $ 8.24	184	6.09	$7.66	184	$7.66
$ 9.00 - $10.63	3,997	5.96	$9.61	2,951	$9.43
$17.94 - $20.68	2,188	7.98	$20.38	431	$19.67
$26.68 - $26.68	819	9.02	$26.68	—	$—

$ 1.76 - $26.68	10,865	5.74	$10.60	7,243	$6.43

The total intrinsic value of options exercised during the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 was $264,094, $123,788, and $33,264, respectively. The intrinsic value of options exercisable and options outstanding was $333,832 and $455,494, respectively, as of February 2, 2008.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, the Company included compensation expense relating to the grant of these options in the amount of $15,803 and $16,629, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of February 2, 2008, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was $13,734 which is expected to be recognized over a weighted average period of 0.8 years.

Subsequent to the fiscal year ended February 2, 2008, an additional 1,362 options to purchase the Company’s Class A common stock at an exercise price of $49.95 per share were granted under the Incentive Plan. The options vest in equal installments over three years and expire in February 2018.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s restricted stock awards activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Thousands of shares)

Nonvested shares at January 29, 2005	—	$—
Granted	100	17.94

Nonvested shares at January 28, 2006	100	17.94
Granted	532	20.86
Vested	(50)	17.94

Nonvested shares at February 3, 2007	582	20.61
Granted	974	27.09
Vested	(223)	20.07
Forfeited	(32)	24.28

Nonvested shares at February 2, 2008	1,301	$25.46

The 100 shares of restricted stock granted in fiscal 2005 vested in equal installments over two years. In fiscal 2006, the 532 shares of restricted stock granted vest in either equal installments over three years or in total at the end of three years depending on the grant. In fiscal 2007, the 974 shares of restricted stock granted vest in equal installments over three years.

During the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $11,108, $4,349 and $347, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of February 2, 2008, there was $18,800 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

Subsequent to the fiscal year ended February 2, 2008, an additional 534 shares of restricted stock were granted under the Incentive Plan, which vest over three years.

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, up to a maximum of $15,500 a year, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, were $2,235, $1,992 and $1,333, respectively.

15.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of Historical GameStop until November 2004 and an affiliate through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these charges amounted to $1,221, $996 and $857, respectively.

Until June 2005, Historical GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to Historical GameStop based upon total payroll expense, property and equipment, and insurance claim history of Historical GameStop. Management deemed the allocation methodology to be reasonable. Although Historical GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against Historical GameStop will be allocated to the Company. During the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, these allocated charges amounted to $287, $812 and $1,726, respectively.

In October 2004, the Board of Directors of Historical GameStop authorized a repurchase of Historical GameStop common stock held by Barnes & Noble. Historical GameStop repurchased 12,214 shares of common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. Historical GameStop paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which was payable in installments and bore interest at 5.5% per annum, payable when principal installments were due. The Company’s final scheduled principal payment of $12,173 was paid in October 2007. Interest expense on the promissory note for the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006 totaled $444, $1,148 and $1,785, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 52 weeks ended February 2, 2008, the 53 weeks ended February 3, 2007 and the 52 weeks ended January 28, 2006, the fee to Barnes & Noble totaled $382, $348 and $255, respectively.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		53 Weeks		52 Weeks
	Ended		Ended		Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,668.9	23.5%	$1,073.7	20.2%	$503.2	16.3%
New video game software	2,800.7	39.5%	2,012.5	37.8%	1,244.9	40.3%
Used video game products	1,586.7	22.4%	1,316.0	24.8%	808.0	26.1%
Other	1,037.7	14.6%	916.7	17.2%	535.7	17.3%

Total	$7,094.0	100.0%	$5,318.9	100.0%	$3,091.8	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		53 Weeks		52 Weeks
	Ended		Ended		Ended
	February 2,		February 3,		January 28,
	2008		2007		2006
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$108.2	6.5%	$77.0	7.2%	$30.9	6.1%
New video game software	581.7	20.8%	427.3	21.2%	266.5	21.4%
Used video game products	772.2	48.7%	651.9	49.5%	383.0	47.4%
Other	351.6	33.9%	315.2	34.4%	191.6	35.8%

Total	$1,813.7	25.6%	$1,471.4	27.7%	$872.0	28.2%

17.	Segment Information

Following the completion of the mergers, the Company now operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 12 European countries. Prior to the merger, Historical GameStop had operations in Ireland and the United Kingdom which were not material. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest.

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended February 2, 2008	States	Canada	Australia	Europe	Other	Consolidated

Sales	$5,438.8	$473.0	$420.8	$761.4	$—	$7,094.0
Depreciation and amortization	100.0	7.9	8.3	14.1	—	130.3
Operating earnings	391.2	35.8	41.8	32.6	—	501.4
Interest income	(21.9)	(2.0)	(3.2)	(12.6)	25.9	(13.8)
Interest expense	61.0	—	0.3	26.2	(25.9)	61.6
Earnings before income tax expense	364.9	26.9	35.0	14.3	—	441.1
Income tax expense	129.7	9.6	10.4	3.1	—	152.8
Goodwill	1,096.6	116.8	147.2	41.8	—	1,402.4
Other long-lived assets	377.5	35.8	34.6	130.8	—	578.7
Total assets	2,742.0	274.7	251.1	508.1	—	3,775.9

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended February 3, 2007	States	Canada	Australia	Europe	Other	Consolidated

Sales	$4,269.5	$319.7	$288.1	$441.6	$—	$5,318.9
Depreciation and amortization	85.3	6.6	6.3	11.7	—	109.9
Operating earnings	285.4	20.0	27.3	1.0	—	333.7
Interest income	(16.8)	(0.8)	(1.5)	(8.5)	16.3	(11.3)
Interest expense	84.3	—	0.1	16.6	(16.3)	84.7
Earnings (loss) before income tax expense	211.8	20.9	28.7	(7.1)	—	254.3
Income tax expense	78.6	7.4	8.8	1.2	—	96.0
Goodwill	1,098.1	116.8	147.2	41.8	—	1,403.9
Other long-lived assets	343.2	32.5	25.4	104.2	—	505.3
Total assets	2,618.9	210.4	210.7	309.6	—	3,349.6

	United
Fiscal Year Ended January 28, 2006	States	Canada	Australia	Europe	Other	Consolidated

Sales	$2,709.8	$111.4	$94.4	$176.2	$—	$3,091.8
Depreciation and amortization	58.6	2.6	1.9	3.3	—	66.4
Operating earnings	173.7	7.9	11.0	0.1	—	192.7
Interest income	(9.1)	(0.2)	(0.3)	(1.3)	5.8	(5.1)
Interest expense	32.9	0.2	—	3.1	(5.8)	30.4
Earnings (loss) before income tax expense (benefit)	142.4	7.9	11.2	(1.6)	—	159.9
Income tax expense	50.9	2.8	3.2	2.2	—	59.1
Goodwill	1,091.1	116.8	146.4	38.1	—	1,392.4
Other long-lived assets	359.1	37.6	21.0	83.8	—	501.5
Total assets	2,347.8	210.4	214.7	242.9	—	3,015.8

18.	Supplemental Cash Flow Information

	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended
	February 2,	February 3,	January 28,
	2008	2007	2006
	(In thousands)

Cash paid during the period for:
Interest	$59,357	$81,732	$9,258

Income taxes	47,792	59,620	40,434

Subsidiaries acquired:
Goodwill	(1,061)	8,083	1,071,464
Cash received in acquisition	—	41	120,696
Net assets acquired (or liabilities assumed)		3,220	251,796
Issuance of common shares to EB Stockholders	—	—	(437,144)

Cash paid	$(1,061)	$11,344	$1,006,812

19.	Shareholders’ Equity

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The holders of Class A common stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of Class A common stock will share in any dividend declared by the Board of Directors, subject to any preferential rights of any outstanding preferred stock. In the event of the Company’s liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock after payment in full of any amounts required to be paid to holders of preferred stock.

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

The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s Directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At February 2, 2008, there were no shares of Series A Preferred Stock outstanding.

20.	Consolidating Financial Statements

In order to finance the mergers, as described in Note 8, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. As of February 2, 2008, the Senior Floating Rate Notes have been completely redeemed. The direct and indirect domestic wholly-owned subsidiaries of the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following consolidating financial statements present the financial position as of February 2, 2008 and February 3, 2007 and results of operations and cash flows for the fiscal years ended February 2, 2008, February 3, 2007 and January 28, 2006 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$671,333	$186,081	$—	$857,414
Receivables, net	198,923	22,616	(165,520)	56,019
Merchandise inventories, net	501,861	299,164	—	801,025
Prepaid expenses and other current assets	37,119	15,659	—	52,778
Deferred taxes	24,153	3,328	—	27,481

Total current assets	1,433,389	526,848	(165,520)	1,794,717

Property and equipment:
Land	2,670	9,200	—	11,870
Buildings and leasehold improvements	246,907	131,704	—	378,611
Fixtures and equipment	427,623	111,115	—	538,738

	677,200	252,019	—	929,219
Less accumulated depreciation and amortization	331,176	86,374	—	417,550

Net property and equipment	346,024	165,645	—	511,669

Investment	543,088	—	(543,088)	—
Goodwill, net	1,096,622	305,818	—	1,402,440
Deferred financing fees	8,943	20	—	8,963
Deferred taxes	7,378	18,954	—	26,332
Other noncurrent assets	15,155	16,615	—	31,770

Total other assets	1,671,186	341,407	(543,088)	1,469,505

Total assets	$3,450,599	$1,033,900	$(708,608)	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$635,722	$208,654	$—	$844,376
Accrued liabilities	318,314	257,084	(165,520)	409,878
Taxes payable	(8,842)	15,145	—	6,303

Total current liabilities	945,194	480,883	(165,520)	1,260,557

Senior notes payable, long-term portion, net	574,473	—	—	574,473
Deferred rent and other long-term liabilities	68,486	9,929	—	78,415

Total long-term liabilities	642,959	9,929	—	652,888

Total liabilities	1,588,153	490,812	(165,520)	1,913,445

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	57,407	(57,407)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 shares issued and outstanding	161	31,484	(31,484)	161
Additional paid-in-capital	1,208,474	296,860	(296,860)	1,208,474
Accumulated other comprehensive income (loss)	31,603	11,262	(11,262)	31,603
Retained earnings	622,208	146,075	(146,075)	622,208

Total stockholders’ equity (deficit)	1,862,446	543,088	(543,088)	1,862,446

Total liabilities and stockholders’ equity (deficit)	$3,450,599	$1,033,900	$(708,608)	$3,775,891

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Sales	$5,438,757	$1,655,205	$—	$7,093,962
Cost of sales	4,022,955	1,257,300	—	5,280,255

Gross profit	1,415,802	397,905	—	1,813,707
Selling, general and administrative expenses	899,292	282,724	—	1,182,016
Depreciation and amortization	99,966	30,304	—	130,270

Operating earnings	416,544	84,877	—	501,421
Interest income	(21,893)	(17,754)	25,868	(13,779)
Interest expense	60,917	26,504	(25,868)	61,553
Debt extinguishment expense	12,591	—	—	12,591

Earnings before income tax expense	364,929	76,127	—	441,056
Income tax expense	129,655	23,110	—	152,765

Net earnings	$235,274	$53,017	$—	$288,291

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
For the 53 Weeks Ended February 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)

Sales	$4,269,484	$1,049,416	$—	$5,318,900
Cost of sales	3,063,450	784,008	—	3,847,458

Gross profit	1,206,034	265,408	—	1,471,442
Selling, general and administrative expenses	828,578	192,535	—	1,021,113
Depreciation and amortization	85,251	24,611	—	109,862
Merger-related expenses	6,788	—	—	6,788

Operating earnings	285,417	48,262	—	333,679
Interest income	(16,796)	(10,875)	16,333	(11,338)
Interest expense	84,340	16,655	(16,333)	84,662
Debt extinguishment expense	6,059	—	—	6,059

Earnings before income tax expense	211,814	42,482	—	254,296
Income tax expense	78,654	17,392	—	96,046

Net earnings	$133,160	$25,090	$—	$158,250

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$235,274	$53,017	$—	$288,291
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	100,961	30,316	—	131,277
Provision for inventory reserves	44,728	7,151	—	51,879
Amortization and retirement of deferred financing fees	5,669	—	—	5,669
Amortization and retirement of original issue discount on senior notes	1,162	—	—	1,162
Stock-based compensation expense	26,911	—	—	26,911
Deferred taxes	(4,708)	(8,443)	—	(13,151)
Excess tax benefits realized from exercise of stock-based awards	(93,322)	—	—	(93,322)
Loss on disposal of property and equipment	1,960	6,245	—	8,205
Increase in deferred rent and other long-term liabilities	2,230	6,271	—	8,501
Increase in liability to landlords for tenant allowances, net	4,374	834	—	5,208
Change in the value of foreign exchange contracts	6,792	(1,057)	—	5,735
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(8,145)	(13,606)	—	(21,751)
Merchandise inventories	(51,452)	(126,067)	—	(177,519)
Prepaid expenses and other current assets	(6,265)	(6,270)	—	(12,535)
Prepaid taxes and taxes payable	113,663	835	—	114,498
Accounts payable and accrued liabilities	(43,283)	216,950	—	173,667

Net cash flows provided by operating activities	336,549	166,176	—	502,725

Cash flows from investing activities:
Purchase of property and equipment	(123,258)	(52,311)	—	(175,569)
Acquisitions, net of cash acquired	1,061	—	—	1,061

Net cash flows used in investing activities	(122,197)	(52,311)	—	(174,508)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	—	—	(270,000)
Repayment of debt relating to repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Issuance of shares relating to stock options	64,883	—	—	64,883
Excess tax benefits realized from exercise of stock-based awards	93,322	—	—	93,322
Net increase in other noncurrent assets and deferred financing fees	(1,565)	(6,305)	—	(7,870)

Net cash flows used in financing activities	(125,533)	(6,305)	—	(131,838)

Exchange rate effect on cash and cash equivalents	—	8,632	—	8,632

Net increase in cash and cash equivalents	88,819	116,192	—	205,011
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$671,333	$186,081	$—	$857,414

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
For the 53 Weeks Ended February 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$133,160	$25,090	$—	$158,250
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	85,566	24,610	—	110,176
Provision for inventory reserves	47,325	3,454	—	50,779
Amortization and retirement of deferred financing fees	4,595	—	—	4,595
Amortization and retirement of original issue discount on senior notes	1,523	—	—	1,523
Stock-based compensation expense	20,978	—	—	20,978
Excess tax benefits realized from exercise of stock-based awards	(43,758)	—	—	(43,758)
Deferred taxes	(1,578)	(1,502)	—	(3,080)
Loss on disposal of property and equipment	2,606	1,655	—	4,261
Increase in deferred rent and other long-term liabilities	5,410	4,292	—	9,702
Increase in liability to landlords for tenant allowances, net	1,105	497	—	1,602
Change in value of foreign exchange contracts	(6,716)	2,266	—	(4,450)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	1,253	1,613	—	2,866
Merchandise inventories	(71,334)	(47,083)	—	(118,417)
Prepaid expenses and other current assets	(19,513)	(2,030)	—	(21,543)
Prepaid taxes and taxes payable	49,206	3,457	—	52,663
Accounts payable and accrued liabilities	178,417	18,889	—	197,306

Net cash flows provided by operating activities	388,245	35,208	—	423,453

Cash flows from investing activities:
Purchase of property and equipment	(97,140)	(36,790)	—	(133,930)
Acquisitions, net of cash acquired	(11,303)	—	—	(11,303)
Sale of assets held for sale	19,297	—	—	19,297

Net cash flows used in investing activities	(89,146)	(36,790)	—	(125,936)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Repayment of debt relating to repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Repayment of other debt	(9,016)	(425)	—	(9,441)
Issuance of shares relating to stock options	33,861	—	—	33,861
Excess tax benefits realized from exercise of stock-based awards	43,758	—	—	43,758
Net increase in other noncurrent assets and deferred financing fees	(1,938)	(671)	—	(2,609)

Net cash flows used in financing activities	(45,508)	(1,096)	—	(46,604)

Exchange rate effect on cash and cash equivalents	—	(103)	—	(103)

Net increase (decrease) in cash and cash equivalents	253,591	(2,781)	—	250,810
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$582,514	$69,889	$—	$652,403

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 28,	January 28,		January 28,
For the 52 Weeks Ended January 28, 2006	2006	2006	Eliminations	2006
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$91,490	$9,294	$—	$100,784
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	58,932	7,727	—	66,659
Provision for inventory reserves	24,726	377	—	25,103
Amortization of loan cost	1,229	—	—	1,229
Amortization of original issue discount on senior notes	316	—	—	316
Stock-based compensation expense	347	—	—	347
Deferred taxes	(3,987)	312	—	(3,675)
Excess tax benefits realized from exercise of stock-based awards	12,308	—	—	12,308
Loss on disposal and impairment of property and equipment	11,648	—	—	11,648
Increase in deferred rent and other long-term liabilities	3,216	453	—	3,669
Increase in liability to landlords for tenant allowances, net	936	(734)	—	202
Decrease in value of foreign exchange contracts	(2,421)	—	—	(2,421)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(6,728)	(3,267)	—	(9,995)
Merchandise inventories	(75,311)	(16,052)	—	(91,363)
Prepaid expenses and other current assets	19,402	82	—	19,484
Prepaid taxes and taxes payable	13,631	(4,562)	—	9,069
Accounts payable and accrued liabilities	89,675	58,379	—	148,054

Net cash flows provided by operating activities	239,409	52,009	—	291,418

Cash flows from investing activities:
Purchase of property and equipment	(93,419)	(17,277)	—	(110,696)
Merger with Electronics Boutique, net of cash acquired	(920,504)	34,388	—	(886,116)

Net cash flows provided by (used in) investing activities	(1,013,923)	17,111	—	(996,812)

Cash flows from financing activities:
Issuance of senior notes payable relating to Electronics Boutique merger, net of discount	641,472	—	—	641,472
Issuance of senior floating rate notes payable relating to Electronics Boutique merger	300,000	—	—	300,000
Repayment of debt relating to the repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Repayment of other debt	—	(956)	—	(956)
Issuance of shares relating to stock options	20,800	—	—	20,800
Net increase in other noncurrent assets and deferred financing fees	(14,450)	984	—	(13,466)

Net cash flows provided by financing activities	935,649	28	—	935,677

Exchange rate effect on cash and cash equivalents	—	318	—	318

Net increase in cash and cash equivalents	161,135	69,466	—	230,601
Cash and cash equivalents at beginning of period	167,788	3,204	—	170,992

Cash and cash equivalents at end of period	$328,923	$72,670	$—	$401,593

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Subsequent Event

On March 28, 2008, the Company entered into a stock purchase agreement with Free Record Shop Holding B.V., a Dutch company, to purchase all of the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”). FRS operates approximately 50 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. During fiscal 2008, the Company intends to convert these stores into video game stores with an inventory assortment similar to its other stores in Norway. The Company will include the results of operations of FRS, which are not expected to be material, in its financial statements beginning on the closing date of the acquisition, which is expected to be April 5, 2008.

22.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 2, 2008 and February 3, 2007. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended February 2, 2008				Fiscal Year Ended February 3, 2007
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter(1)	Quarter(2)	Quarter(3)	Quarter	Quarter(4)	Quarter(5)	Quarter(6)	Quarter(7)
	(Amounts in thousands, except per share amounts)

Sales	$1,278,983	$1,338,193	$1,611,201	$2,865,585	$1,040,027	$963,347	$1,011,560	$2,303,966
Gross profit	348,769	361,299	419,564	684,075	302,034	299,264	315,656	554,488
Operating earnings	60,618	50,747	96,905	293,151	38,116	25,753	44,940	224,870
Net earnings	24,723	21,810	51,957	189,801	11,701	3,177	13,569	129,803
Net earnings per common share — basic	0.16	0.14	0.32	1.18	0.08	0.02	0.09	0.85
Net earnings per common share — diluted	0.15	0.13	0.31	1.14	0.07	0.02	0.09	0.81

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the first quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $6,724.

(2)	The results of operations for the second quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $2,027.

(3)	The results of operations for the third quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $3,840.

(4)	The results of operations for the first quarter of the fiscal year ended February 3, 2007 include merger-related expenses of $1,326.

(5)	The results of operations for the second quarter of the fiscal year ended February 3, 2007 include merger-related expenses of $2,572 and debt extinguishment expense of $191.

(6)	The results of operations for the third quarter of the fiscal year ended February 3, 2007 include merger-related expenses of $2,890 and debt extinguishment expense of $3,371.

(7)	The results of operations for the fourth quarter of the fiscal year ended February 3, 2007 include 14 weeks of operations and debt extinguishment expense of $2,497.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Registration Rights Agreement, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors listed on Schedule I-A thereto, and Citigroup Global Markets Inc., for themselves and as representatives of the several initial purchasers listed on Schedule II thereto.(4)
4.4	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.5	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Registration Rights Agreement, dated October 8, 2005, among EB Nevada Inc., James J. Kim and GameStop Corp. (f/k/a GSC Holdings Corp.).(14)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.21	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.22	Executive Employment Agreement, dated as of December 9, 2005, between GameStop Corp. and Steven R. Morgan.(17)
10.23	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(18)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial Officers.(19)
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on December 13, 2005.

(18)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(19)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 31, 2004 filed with the Securities and Exchange Commission on April 14, 2004.