Form 10-Q
period 2008-05-03
GameStop Corp.
filed 2008-06-12
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 3, 2008
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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 6, 2008: 163,356,001

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3,	May 5,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$625,986	$307,328	$857,414
Receivables, net	66,662	38,856	56,019
Merchandise inventories, net	988,584	793,517	801,025
Prepaid expenses and other current assets	56,603	45,721	52,778
Prepaid taxes	—	52,136	—
Deferred taxes	24,764	36,220	27,481

Total current assets	1,762,599	1,273,778	1,794,717

Property and equipment:
Land	12,032	11,168	11,870
Buildings and leasehold improvements	396,278	318,215	378,611
Fixtures and equipment	560,051	447,649	538,738

	968,361	777,032	929,219
Less accumulated depreciation and amortization	451,472	317,276	417,550

Net property and equipment	516,889	459,756	511,669

Goodwill, net	1,415,509	1,403,557	1,402,440
Deferred financing fees	8,136	12,549	8,963
Deferred taxes	29,059	7,260	26,332
Other noncurrent assets	35,593	29,878	31,770

Total other assets	1,488,297	1,453,244	1,469,505

Total assets	$3,767,785	$3,186,778	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$781,927	$597,444	$844,376
Accrued liabilities	365,926	287,394	409,878
Note payable, current portion	—	12,173	—
Taxes payable	4,674	—	6,303

Total current liabilities	1,152,527	897,011	1,260,557

Senior notes payable, long-term portion, net	544,992	573,760	574,473
Senior floating rate notes payable, long-term portion	—	163,614	—
Deferred rent and other long-term liabilities	79,857	70,951	78,415

Total long-term liabilities	624,849	808,325	652,888

Total liabilities	1,777,376	1,705,336	1,913,445

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,263, 157,414 and 161,007 shares issued and outstanding, respectively	163	157	161
Additional paid-in-capital	1,271,076	1,109,130	1,208,474
Accumulated other comprehensive income	34,837	13,515	31,603
Retained earnings	684,333	358,640	622,208

Total stockholders’ equity	1,990,409	1,481,442	1,862,446

Total liabilities and stockholders’ equity	$3,767,785	$3,186,778	$3,775,891

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,813,617	$1,278,983
Cost of sales	1,340,211	930,214

Gross profit	473,406	348,769
Selling, general and administrative expenses	328,667	257,116
Depreciation and amortization	34,836	31,035

Operating earnings	109,903	60,618
Interest income	(4,942)	(3,828)
Interest expense	13,430	17,944
Debt extinguishment expense	2,331	6,724

Earnings before income tax expense	99,084	39,778
Income tax expense	36,959	15,055

Net earnings	$62,125	$24,723

Net earnings per common share-basic	$0.38	$0.16

Weighted average shares of common stock-basic	161,825	153,439

Net earnings per common share-diluted	$0.37	$0.15

Weighted average shares of common stock-diluted	167,377	161,256

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 2, 2008	161,007	$161	$1,208,474	$31,603	$622,208	$1,862,446
Comprehensive income:
Net earnings for the 13 weeks ended May 3, 2008	—	—	—	—	62,125
Foreign currency translation	—	—	—	3,234	—
Total comprehensive income						65,359
Stock-based compensation	—	—	11,766	—	—	11,766
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $32,156)	2,256	2	50,836	—	—	50,838

Balance at May 3, 2008	163,263	$163	$1,271,076	$34,837	$684,333	$1,990,409

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$62,125	$24,723
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	35,148	31,187
Amortization and retirement of deferred financing fees	826	2,087
Amortization and retirement of original issue discount on senior notes	518	449
Stock-based compensation expense	11,766	6,962
Deferred taxes	2,328	(1,393)
Excess tax benefits realized from exercise of stock-based awards	(30,044)	(48,343)
Loss on disposal of property and equipment	666	389
Increase in deferred rent and other long-term liabilities	4,659	5,472
Increase in liability to landlords for tenant allowances, net	1,358	628
Change in the value of foreign exchange contracts	2,011	319
Changes in operating assets and liabilities, net
Receivables, net	(9,351)	(3,457)
Merchandise inventories	(171,929)	(106,393)
Prepaid expenses and other current assets	(413)	(4,897)
Prepaid taxes	28,760	11,329
Accounts payable and accrued liabilities	(139,135)	(213,545)

Net cash flows used in operating activities	(200,707)	(294,483)

Cash flows from investing activities:
Purchase of property and equipment	(36,405)	(28,027)
Acquisitions, net of cash acquired	(16,995)	350

Net cash flows used in investing activities	(53,400)	(27,677)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	(106,386)
Issuance of shares relating to stock options	20,426	29,971
Excess tax benefits realized from exercise of stock-based awards	30,044	48,343
Net (increase) decrease in other noncurrent assets and deferred financing fees	(4,361)	4,337

Net cash flows provided by (used in) financing activities	16,109	(23,735)

Exchange rate effect on cash and cash equivalents	6,570	820

Net decrease in cash and cash equivalents	(231,428)	(345,075)
Cash and cash equivalents at beginning of period	857,414	652,403

Cash and cash equivalents at end of period	$625,986	$307,328

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise indicated, except per share data)
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”), a Delaware corporation, is the world’s largest retailer of video games and entertainment software. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended February 2, 2008 (“fiscal 2007”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 3, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (“fiscal 2008”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Change in Accounting Principles

Effective February 3, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157 (“SFAS 157”), Fair Value Measurements, which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

Due to our election under FSP 157-2, for fiscal 2008, SFAS 157 applies to our foreign exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”), Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition. The implementation of SFAS 157 did not result in a significant change in the method of calculating fair value of assets or liabilities. The primary impact from adoption was additional disclosures.

SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We value our Foreign Currency Contracts, Company-owned life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The following table provides the fair value of our financial assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheet as of May 3, 2008:

May 3, 2008
Level 2
(In thousands)

Assets
Foreign currency contracts	$1,883
Company owned life insurance	3,441

Total assets	$5,324

Liabilities
Foreign currency contracts	$12,610
Nonqualified deferred compensation	1,449

Total liabilities	$14,059

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

3.	Business Combinations and Goodwill

On April 5, 2008, the Company purchased all the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), for $16,995, net of cash acquired. FRS operates 49 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. The Company intends to convert these stores into video game stores with an inventory assortment similar to its other stores in Norway. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $13,069, recorded as goodwill. The pro forma effect assuming the acquisition of FRS at the beginning of fiscal 2007 is not material to the Company’s consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The options to purchase common stock granted during the 13 weeks ended May 3, 2008 and May 5, 2007 were 1,362 and 939, respectively, with a weighted-average fair value estimated at $15.45 and $10.16, respectively, using the following assumptions:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Volatility	38.2%	40.5%
Risk-free interest rate	2.4%	4.8%
Expected life (years)	3.5	4.0
Expected dividend yield	0%	0%

In the 13 weeks ended May 3, 2008 and May 5, 2007, the Company included compensation expense relating to stock option grants of $4,820 and $4,176, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 3, 2008, the unrecognized compensation expense related to the unvested portion of our stock options was $26,330, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the 13 weeks ended May 3, 2008 and May 5, 2007 were $73,161 and $134,969, respectively.

The restricted stock granted during the 13 weeks ended May 3, 2008 and May 5, 2007 were 534 shares and 956 shares, respectively. The shares had a fair market value of $49.95 and $26.68 per share, respectively, and vest in equal annual installments over three years. During the 13 weeks ended May 3, 2008 and May 5, 2007, the Company included compensation expense relating to the restricted share grants in the amount of $6,946 and $2,786, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 3, 2008, there was $33,944 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.3 years.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Computation of Net Earnings Per Common Share

On February 7, 2007, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis (the “Conversion”). In addition, as of February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). The effect of the Conversion and the Stock Split has been retroactively applied to all periods presented in the condensed consolidated financial statements and notes thereto. The Company now has only Class A common stock outstanding and computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(In thousands, except per share data)

Net earnings	$62,125	$24,723

Weighted average common shares outstanding	161,825	153,439
Dilutive effect of options and restricted shares on common stock	5,552	7,817

Common shares and dilutive potential common shares	167,377	161,256

Net earnings per common share:
Basic	$0.38	$0.16

Diluted	$0.37	$0.15

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended May 3, 2008	1,302	$49.95	2018
13 Weeks Ended May 5, 2007	900	$26.68	2017

6.	Debt

In October 2005, in connection with the Company’s merger with Electronics Boutique Holdings Corp. (“EB”) (the “merger”), the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its U.S. subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

cash dividends. In addition, in the event that credit extensions under the Revolver at any time exceed 80% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0.

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 3, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 3, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7,046.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 3, 2008, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding totaled $4,435.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of May 3, 2008, the unamortized original issue discount was $5,008. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 3, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. As of May 5, 2007, the Company repurchased $106,386 of the Notes, having acquired $20,000 of its Senior Notes and $86,386 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $6,724, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. As of February 2, 2008, the Company repurchased an additional $43,614 of its Senior Floating Rate Notes to complete the $150,000 buyback in fiscal 2007.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of May 3, 2008, the Company had repurchased $30,000 of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2,331, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

During October 2007, the Company paid the final principal payment of $12,173 to Barnes & Noble, Inc. (“Barnes & Noble”) on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consists of the following:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(In thousands)

Net earnings	$62,125	$24,723
Other comprehensive income:
Foreign currency translation adjustments	3,234	10,288

Total comprehensive income	$65,359	$35,011

8.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004 (“fiscal 2003”). The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended January 29, 2005 (“fiscal 2004”) and January 28, 2006 (“fiscal 2005”) in the first quarter of fiscal 2007 that is anticipated to be completed in 2008. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements.

For the quarter ended May 3, 2008, the Company recognized a $657 decrease in the liability for unrecognized tax benefits and an increase of $321 for interest and penalties. As of May 3, 2008, the gross amount of unrecognized tax benefits, interest and penalties was $23,889. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $19,892 as of May 3, 2008. The Company had $3,997 in interest and penalties related to unrecognized tax benefits as of May 3, 2008.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended May 3, 2008 and May 5, 2007 are based upon management’s estimate of the Company’s annualized effective tax rate.

9.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of the Company until November 2004 and an affiliate through a common stockholder who is the chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 3, 2008 and May 5, 2007, these charges amounted to $294 and $232, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company will be allocated to the Company. During the 13 weeks ended May 3, 2008 and May 5, 2007, these allocated charges amounted to $73 and $66, respectively.

In October 2004, the Company’s Board of Directors authorized a repurchase of the common stock held by Barnes & Noble. The Company repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which was payable in installments and bore interest at 5.5% per annum, payable when principal installments were due. The Company’s final scheduled principal payment of $12,173 was paid in October 2007. Interest expense on the promissory note for the 13 weeks ended May 5, 2007 totaled $169.

In May 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 13 weeks ended May 3, 2008 and May 5, 2007, the fee to Barnes & Noble totaled $71 and $54, respectively.

10.	Commitments and Contingencies

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

The court’s scheduling order anticipated a Frye hearing in April 2007, at which plaintiffs’ causation theory and experts’ credentials were to be challenged. However, that hearing did not take place and plaintiffs’ Alabama and Florida counsel withdrew. New Alabama counsel has entered their appearance for plaintiffs and a new scheduling order for the Frye expert-causation hearing has been set. It is anticipated that the issue of the admissibility of plaintiffs’ expert testimony will be decided in late fall 2008. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement. The transaction was completed in June 2008 for $27,111. The Company already consolidates the results of GameStop Group Limited; therefore, the additional acquisition will not have a material effect on the Company’s financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Significant Products

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 3,		May 5,
	2008		2007
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$339.0	18.7%	$281.4	22.0%
New video game software	792.8	43.7%	460.6	36.0%
Used video game products	415.7	22.9%	326.4	25.5%
Other	266.1	14.7%	210.6	16.5%

Total	$1,813.6	100.0%	$1,279.0	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 3,		May 5,
	2008		2007
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$20.4	6.0%	$21.6	7.7%
New video game software	156.6	19.8%	91.8	19.9%
Used video game products	204.1	49.1%	164.3	50.3%
Other	92.3	34.7%	71.1	33.8%

Total	$473.4	26.1%	$348.8	27.3%

12.	Segment Information

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2007 and there have been no material changes in total assets by segment since February 2, 2008. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

Net sales by operating segment were as follows:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

United States	$1,377,131	$1,004,089
Canada	128,903	80,077
Australia	103,431	72,259
Europe	204,152	122,558

Total	$1,813,617	$1,278,983

Segment operating earnings (loss) were as follows:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

United States	$92,757	$53,607
Canada	5,802	3,652
Australia	7,814	4,470
Europe	3,530	(1,111)

Total	$109,903	$60,618

13.	Supplemental Cash Flow Information

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Cash paid during the period for:
Interest	$24,862	$28,086

Income taxes	$4,876	$4,805

14.	Consolidating Financial Statements

In order to finance the merger, as described in Note 6, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. As of February 2, 2008, the Senior Floating Rate Notes have been completely redeemed. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of May 3, 2008, May 5, 2007 and February 2, 2008 and results of operations and cash flows for the 13 weeks ended May 3, 2008 and May 5, 2007 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$538,724	$87,262	$—	$625,986
Receivables, net	210,089	22,377	(165,804)	66,662
Merchandise inventories, net	626,010	362,574	—	988,584
Prepaid expenses and other current assets	37,775	18,828	—	56,603
Deferred taxes	21,526	3,238	—	24,764

Total current assets	1,434,124	494,279	(165,804)	1,762,599

Property and equipment:
Land	2,670	9,362	—	12,032
Buildings and leasehold improvements	254,574	141,704	—	396,278
Fixtures and equipment	442,539	117,512	—	560,051

	699,783	268,578	—	968,361
Less accumulated depreciation and amortization	354,850	96,622	—	451,472

Net property and equipment	344,933	171,956	—	516,889

Investment	555,065	—	(555,065)	—
Goodwill, net	1,096,622	318,887	—	1,415,509
Deferred financing fees	8,116	20	—	8,136
Deferred taxes	7,378	21,681	—	29,059
Other noncurrent assets	17,240	18,353	—	35,593

Total other assets	1,684,421	358,941	(555,065)	1,488,297

Total assets	$3,463,478	$1,025,176	$(720,869)	$3,767,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$595,716	$186,211	$—	$781,927
Accrued liabilities	274,775	256,955	(165,804)	365,926
Taxes payable	(11,336)	16,010	—	4,674

Total current liabilities	859,155	459,176	(165,804)	1,152,527

Senior notes payable, long-term portion, net	544,992	—	—	544,992
Deferred rent and other long-term liabilities	68,922	10,935	—	79,857

Total long-term liabilities	613,914	10,935	—	624,849

Total liabilities	1,473,069	470,111	(165,804)	1,777,376

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,263 shares issued and outstanding	163	—	—	163
Additional paid-in-capital	1,271,076	388,139	(388,139)	1,271,076
Accumulated other comprehensive income (loss)	34,837	12,110	(12,110)	34,837
Retained earnings	684,333	154,816	(154,816)	684,333

Total stockholders’ equity (deficit)	1,990,409	555,065	(555,065)	1,990,409

Total liabilities and stockholders’ equity (deficit)	$3,463,478	$1,025,176	$(720,869)	$3,767,785

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$671,333	$186,081	$—	$857,414
Receivables, net	198,923	22,616	(165,520)	56,019
Merchandise inventories, net	501,861	299,164	—	801,025
Prepaid expenses and other current assets	37,119	15,659	—	52,778
Deferred taxes	24,153	3,328	—	27,481

Total current assets	1,433,389	526,848	(165,520)	1,794,717

Property and equipment:
Land	2,670	9,200	—	11,870
Buildings and leasehold improvements	246,907	131,704	—	378,611
Fixtures and equipment	427,623	111,115	—	538,738

	677,200	252,019	—	929,219
Less accumulated depreciation and amortization	331,176	86,374	—	417,550

Net property and equipment	346,024	165,645	—	511,669

Investment	543,088	—	(543,088)	—
Goodwill, net	1,096,622	305,818	—	1,402,440
Deferred financing fees	8,943	20	—	8,963
Deferred taxes	7,378	18,954	—	26,332
Other noncurrent assets	15,155	16,615	—	31,770

Total other assets	1,671,186	341,407	(543,088)	1,469,505

Total assets	$3,450,599	$1,033,900	$(708,608)	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$635,722	$208,654	$—	$844,376
Accrued liabilities	318,314	257,084	(165,520)	409,878
Taxes payable	(8,842)	15,145	—	6,303

Total current liabilities	945,194	480,883	(165,520)	1,260,557

Senior notes payable, long-term portion, net	574,473	—	—	574,473
Deferred rent and other long-term liabilities	68,486	9,929	—	78,415

Total long-term liabilities	642,959	9,929	—	652,888

Total liabilities	1,588,153	490,812	(165,520)	1,913,445

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 shares issued and outstanding	161	—	—	161
Additional paid-in-capital	1,208,474	385,751	(385,751)	1,208,474
Accumulated other comprehensive income (loss)	31,603	11,262	(11,262)	31,603
Retained earnings	622,208	146,075	(146,075)	622,208

Total stockholders’ equity (deficit)	1,862,446	543,088	(543,088)	1,862,446

Total liabilities and stockholders’ equity (deficit)	$3,450,599	$1,033,900	$(708,608)	$3,775,891

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
For the 13 Weeks Ended May 3, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,377,131	$436,486	$—	$1,813,617
Cost of sales	1,013,201	327,010	—	1,340,211

Gross profit	363,930	109,476	—	473,406
Selling, general and administrative expenses	245,588	83,079	—	328,667
Depreciation and amortization	25,585	9,251	—	34,836

Operating earnings	92,757	17,146	—	109,903
Interest income	(6,124)	(7,045)	8,227	(4,942)
Interest expense	12,294	9,363	(8,227)	13,430
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	84,256	14,828	—	99,084
Income tax expense	30,872	6,087	—	36,959

Net earnings	$53,384	$8,741	$—	$62,125

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 5,	May 5,		May 5,
For the 13 Weeks Ended May 5, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,004,089	$274,894	$—	$1,278,983
Cost of sales	723,528	206,686	—	930,214

Gross profit	280,561	68,208	—	348,769
Selling, general and administrative expenses	202,680	54,436	—	257,116
Depreciation and amortization	24,274	6,761	—	31,035

Operating earnings	53,607	7,011	—	60,618
Interest income	(5,363)	(3,845)	5,380	(3,828)
Interest expense	17,910	5,414	(5,380)	17,944
Debt extinguishment expense	6,724	—	—	6,724

Earnings before income tax expense	34,336	5,442	—	39,778
Income tax expense	12,987	2,068	—	15,055

Net earnings	$21,349	$3,374	$—	$24,723

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
For the 13 Weeks Ended May 3, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$53,384	$8,741	$—	$62,125
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	25,892	9,256	—	35,148
Amortization and retirement of deferred financing fees	826	—	—	826
Amortization and retirement of original issue discount on senior notes	518	—	—	518
Stock-based compensation expense	11,766	—	—	11,766
Deferred taxes	2,627	(299)	—	2,328
Excess tax benefits realized from exercise of stock-based awards	(30,044)	—	—	(30,044)
Loss on disposal of property and equipment	566	100	—	666
Increase in deferred rent and other long-term liabilities	4,054	605	—	4,659
Increase in liability to landlords for tenant allowances, net	1,183	175	—	1,358
Change in the value of foreign exchange contracts	2,641	(630)	—	2,011
Changes in operating assets and liabilities, net
Receivables, net	(10,881)	1,530	—	(9,351)
Merchandise inventories	(124,149)	(47,780)	—	(171,929)
Prepaid expenses and other current assets	(380)	(33)	—	(413)
Prepaid taxes	27,918	842	—	28,760
Accounts payable and accrued liabilities	(90,751)	(48,384)	—	(139,135)

Net cash flows used in operating activities	(124,830)	(75,877)	—	(200,707)

Cash flows from investing activities:
Purchase of property and equipment	(25,206)	(11,199)	—	(36,405)
Acquisitions, net of cash acquired	—	(16,995)	—	(16,995)

Net cash flows used in investing activities	(25,206)	(28,194)	—	(53,400)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	20,426	—	—	20,426
Excess tax benefits realized from exercise of stock-based awards	30,044	—	—	30,044
Net decrease (increase) in other noncurrent assets and deferred financing fees	(3,043)	(1,318)	—	(4,361)

Net cash flows provided by (used in) financing activities	17,427	(1,318)	—	16,109

Exchange rate effect on cash and cash equivalents	—	6,570	—	6,570

Net decrease in cash and cash equivalents	(132,609)	(98,819)	—	(231,428)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$538,724	$87,262	$—	$625,986

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 5,	May 5,		May 5,
For the 13 Weeks Ended May 5, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$21,349	$3,374	$—	$24,723
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	24,426	6,761	—	31,187
Amortization and retirement of deferred financing fees	2,087	—	—	2,087
Amortization and retirement of original issue discount on senior notes	449	—	—	449
Stock-based compensation expense	6,962	—	—	6,962
Deferred taxes	(1,078)	(315)	—	(1,393)
Excess tax benefits realized from exercise of stock-based awards	(48,343)	—	—	(48,343)
Loss on disposal of property and equipment	525	(136)	—	389
Increase in deferred rent and other long-term liabilities	2,011	3,461	—	5,472
Increase in liability to landlords for tenant allowances, net	505	123	—	628
Change in the value of foreign exchange contracts	1,541	(1,222)	—	319
Changes in operating assets and liabilities, net
Receivables, net	(4,252)	795	—	(3,457)
Merchandise inventories	(58,352)	(48,041)	—	(106,393)
Prepaid expenses and other current assets	(519)	(4,378)	—	(4,897)
Prepaid taxes	14,225	(2,896)	—	11,329
Accounts payable and accrued liabilities	(251,331)	37,786	—	(213,545)

Net cash flows used in operating activities	(289,795)	(4,688)	—	(294,483)

Cash flows from investing activities:
Purchase of property and equipment	(21,959)	(6,068)	—	(28,027)
Acquisitions, net of cash acquired	350	—	—	350

Net cash flows used in investing activities	(21,609)	(6,068)	—	(27,677)

Cash flows from financing activities:
Repurchase of notes payable	(106,386)	—	—	(106,386)
Issuance of shares relating to stock options	29,971	—	—	29,971
Excess tax benefits realized from exercise of stock-based awards	48,343	—	—	48,343
Net decrease (increase) in other noncurrent assets and deferred financing fees	9,019	(4,682)	—	4,337

Net cash flows used in financing activities	(19,053)	(4,682)	—	(23,735)

Exchange rate effect on cash and cash equivalents	—	820	—	820

Net decrease in cash and cash equivalents	(330,457)	(14,618)	—	(345,075)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$252,057	$55,271	$—	$307,328

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended February 2, 2008 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2008 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 3, 2008, we operated 5,453 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 31, 2009 (“fiscal 2008”) and ended February 2, 2008 (“fiscal 2007”) consist of 52 weeks.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price decreases, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in the 13 weeks ended May 3, 2008 and May 5, 2007 were impacted by the recent launches of these new products.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with generally accepted accounting principles. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	73.9	72.7

Gross profit	26.1	27.3
Selling, general and administrative expenses	18.1	20.2
Depreciation and amortization	1.9	2.4

Operating earnings	6.1	4.7
Interest expense, net	0.5	1.1
Debt extinguishment expense	0.1	0.5

Earnings before income tax expense	5.5	3.1
Income tax expense	2.1	1.2

Net earnings	3.4%	1.9%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended May 3, 2008 and May 5, 2007, these purchasing, receiving and distribution costs amounted to $12.1 million and $9.1 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended May 3, 2008 and May 5, 2007, these processing fees amounted to $12.9 million and $9.0 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had no material net effect on the 13 weeks ended May 3, 2008 and May 5, 2007.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 3,		May 5,
	2008		2007
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$339.0	18.7%	$281.4	22.0%
New video game software	792.8	43.7%	460.6	36.0%
Used video game products	415.7	22.9%	326.4	25.5%
Other	266.1	14.7%	210.6	16.5%

Total	$1,813.6	100.0%	$1,279.0	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 3,		May 5,
	2008		2007
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$20.4	6.0%	$21.6	7.7%
New video game software	156.6	19.8%	91.8	19.9%
Used video game products	204.1	49.1%	164.3	50.3%
Other	92.3	34.7%	71.1	33.8%

Total	$473.4	26.1%	$348.8	27.3%

13 weeks ended May 3, 2008 compared with the 13 weeks ended May 5, 2007

Sales increased by $534.6 million, or 41.8%, from $1,279.0 million in the 13 weeks ended May 5, 2007 to $1,813.6 million in the 13 weeks ended May 3, 2008. The increase in sales was attributable to the comparable store sales increase of 27.1% for the first quarter of fiscal 2008, the addition of non-comparable store sales from the 796 stores opened since February 4, 2007 of approximately $144.8 million and increases related to changes in foreign exchange rates of $41.1 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The comparable store sales increase was driven by strong sales of new video game software which is typical as the installed base of the new hardware platforms increases in the years following their launch. The new software sales increase was spread across all platforms and included several strong video game titles, such as Grand Theft Auto IV and Super Smash Bros. Brawl.

New video game hardware sales increased $57.6 million, or 20.5%, from $281.4 million in the 13 weeks ended May 5, 2007 to $339.0 million in the 13 weeks ended May 3, 2008, primarily due to continued expansion of the installed base of the new hardware platforms and the increase in store count since the end of the first quarter of fiscal 2007. New video game software sales increased $332.2 million, or 72.1%, from $460.6 million in the 13 weeks ended May 5, 2007 to $792.8 million in the 13 weeks ended May 3, 2008, primarily due to the strong sales of new video game titles and the increased sales related to the new hardware systems discussed above, as well as the new stores added since last year. Used video game product sales also grew due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Used video game product sales increased $89.3 million, or 27.4%, from $326.4 million in the 13 weeks ended May 5, 2007 to $415.7 million in the 13 weeks ended May 3, 2008. Sales of other product categories grew 26.4%, or $55.5 million, from the 13 weeks ended May 5, 2007 to the 13 weeks ended May 3, 2008, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new video game hardware, used video game products and the other product category decreased in the 13 weeks ended May 3, 2008 compared to the 13 weeks ended May 5, 2007. This was due to the strong sales of new video game software driven by the continued expansion of the installed base of the new video game consoles mentioned earlier and a strong lineup of video game titles released in the quarter.

Cost of sales increased by $410.0 million, or 44.1%, from $930.2 million in the 13 weeks ended May 5, 2007 to $1,340.2 million in the 13 weeks ended May 3, 2008 as a result of an increase in sales and the changes in gross profit discussed below.

Gross profit increased by $124.6 million, or 35.7%, from $348.8 million in the 13 weeks ended May 5, 2007 to $473.4 million in the 13 weeks ended May 3, 2008. Gross profit as a percentage of sales decreased from 27.3% in the 13 weeks ended May 5, 2007 to 26.1% in the 13 weeks ended May 3, 2008. The gross profit percentage decrease was caused primarily by the increase in sales of new video game software as a percentage of total sales in the first quarter of fiscal 2008, which resulted in a decrease in sales of higher margin used video game products and other products as a percentage of total sales. Gross profit as a percentage of sales on new video game hardware decreased from 7.7% in the prior year quarter to 6.0% of sales this quarter due to a change in the mix of hardware units sold and a reduction in warranty attachment sales during the first quarter of fiscal 2008. Gross profit as a percentage of sales on used video game products decreased from 50.3% in the 13 weeks ended May 5, 2007 to 49.1% in the 13 weeks ended May 3, 2008 due to higher refurbishment costs associated with an increase in production of refurbished hardware platforms during the first quarter of fiscal 2008.

Selling, general and administrative expenses increased by $71.6 million, or 27.8%, from $257.1 million in the 13 weeks ended May 5, 2007 to $328.7 million in the 13 weeks ended May 3, 2008. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 20.2% in the 13 weeks ended May 5, 2007 to 18.1% in the 13 weeks ended May 3, 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales discussed above. Included in selling, general and administrative expenses is $11.8 million and $7.0 million in stock-based compensation expense for the 13 weeks ended May 3, 2008 and May 5, 2007, respectively.

Depreciation and amortization expense increased $3.8 million from $31.0 million for the 13 weeks ended May 5, 2007 to $34.8 million in the 13 weeks ended May 3, 2008. This increase was primarily due to capital expenditures associated with the opening of 210 new stores during the first quarter of fiscal 2008 and investments in management information systems.

Interest income resulting from the investment of excess cash balances increased from $3.8 million in the 13 weeks ended May 5, 2007 to $4.9 million in the 13 weeks ended May 3, 2008 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $17.9 million in the 13 weeks ended May 5, 2007 to $13.4 million in the 13 weeks ended May 3, 2008, primarily due to the retirement of $30.0 million of the Company’s senior notes and $163.6 million of the Company’s senior floating rate notes since May 5, 2007. Debt extinguishment expense of $6.7 million in the 13 weeks ended May 5, 2007 and $2.3 million in the 13 weeks ended May 3, 2008 was recognized as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended May 5, 2007 and the 13 weeks ended May 3, 2008 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $15.1 million for the 13 weeks ended May 5, 2007 compared to $37.0 million for the 13 weeks ended May 3, 2008. For the first quarter of fiscal 2007 and fiscal 2008, income tax expense included a charge of $0.7 million and $0.1 million, respectively, for unrecognized tax benefit, interest and penalties associated with our uncertain tax positions.

The factors described above led to an increase in operating earnings of $49.3 million, or 81.4%, from $60.6 million in the 13 weeks ended May 5, 2007 to $109.9 million in the 13 weeks ended May 3, 2008, and an increase in net earnings of $37.4 million, or 151.4%, from $24.7 million in the quarter ended May 5, 2007 to $62.1 million in the quarter ended May 3, 2008.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended
	May 3,	May 5,
	2008	2007
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,377.1	$1,004.1
Canada	128.9	80.1
Australia	103.4	72.3
Europe	204.2	122.5

Total	$1,813.6	$1,279.0

Operating earnings (loss) by operating segment are as follows:
United States	$92.8	$53.6
Canada	5.8	3.6
Australia	7.8	4.5
Europe	3.5	(1.1)

Total	$109.9	$60.6

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of May 3, 2008, the United States segment included 4,128 GameStop stores compared to 3,827 on May 5, 2007. Sales for the first quarter of fiscal 2008 increased 37.1% compared to the first quarter of fiscal 2007 as a result of increased sales at existing stores and the opening of 414 new stores since February 4, 2007, including 86 stores in the first quarter of fiscal 2008. Sales at existing stores increased due to strong sales of new video game software and used video game products which is typical in the years following the release of new hardware platforms. As the installed base of the new hardware platforms expand, more new software titles become available and trade-ins of used video game products applied toward the purchase of new video games lead to increased sales of new and used video game products. The two largest software titles launched during the first quarter of fiscal 2008 were Grand Theft Auto IV and Super Smash Bros. Brawl. Segment operating income increased by 73.1% compared to the first quarter of fiscal 2007 driven by strong sales of new video game software and used video game products and their related accessories, as well as the leveraging of selling, general and administrative expenses.

Canada

Sales in the Canadian segment in the first quarter of fiscal 2008 increased $48.8 million, or 60.9%, compared to the first quarter of fiscal 2007. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 45 stores opened since February 4, 2007. As of May 3, 2008, the Canadian segment had 312 stores compared to 271 stores at May 5, 2007. The increase in sales at existing stores was driven by strong sales of new video game software related to the new hardware platforms, including the release of Grand Theft Auto IV and Super Smash Bros. Brawl during the first quarter of fiscal 2008. Segment operating income increased by 61.1% compared to the first quarter of fiscal 2007 driven by the increased sales discussed above and the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 13 weeks ended May 3, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.8 million.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of May 3, 2008, the Australian segment included 291 stores compared to 234 stores at May 5, 2007. Sales for the first quarter of fiscal 2008 increased 43.0% to $103.4 million compared to first quarter fiscal 2007 sales of $72.3 million. The increase in sales was due to an increase in sales at existing stores and the additional sales at the 73 stores opened since February 4, 2007. The increase in sales at existing stores was driven by a strong software title lineup available for all hardware platforms. Sales in the first quarter of fiscal 2007 included the impact of the Australian market launch of the Sony PlayStation 3 in March 2007. The new hardware platforms drove an increase in used product sales in the first quarter of fiscal 2008 as the installed base of the platforms increased and more software became available. Segment operating income increased by 73.3% to $7.8 million in the first quarter of fiscal 2008 from $4.5 million in the first quarter of fiscal 2007. The increase was driven by the increased sales discussed above and the leveraging of the fixed components of selling, general and administrative expenses. For the 13 weeks ended May 3, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.9 million.

Europe

Segment results for Europe include retail operations in 12 European countries. As of May 3, 2008, the European segment operated 722 stores, including the 49 stores acquired from Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), in Norway during the first quarter of fiscal 2008, compared to 484 stores as of May 5, 2007. For the 13 weeks ended May 3, 2008, European sales increased $81.7 million, or 66.7%, compared to the 13 weeks ended May 5, 2007. The increase in sales for the quarter was primarily due to the increase in sales at existing stores and the additional sales at the 264 stores opened since February 4, 2007. The increase in sales at existing stores was driven by a strong software title lineup available for all hardware platforms. Sales in the first quarter of fiscal 2007 included the impact of the European market launch of the Sony PlayStation 3 in March 2007. The new hardware platforms drove an increase in used product sales in the first quarter of fiscal 2008 as the installed base of the platforms increased and more software became available.

The segment operating income in Europe increased to $3.5 million in the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 operating loss of $1.1 million. The increase in operating income was driven by the increase in sales and related margin dollars discussed above, the leveraging of the fixed components of selling, general and administrative expenses, both of which reflect the continued maturation of our operations in the European markets, and the favorable impact of changes in exchange rates since the prior year. For the 13 weeks ended May 3, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.7 million.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended May 3, 2008, cash used in operations was $200.7 million, compared to cash used in operations of $294.5 million during the 13 weeks ended May 5, 2007. The decrease in cash used in operations of $93.8 million from the 13 weeks ended May 5, 2007 to the 13 weeks ended May 3, 2008 was primarily due to an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, of $50.6 million as previously discussed and a decrease in the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards of $18.3 million. Also contributing to the decrease in cash used in operations for the first quarter of fiscal 2008 compared to the first quarter of fiscal 2007 was a decrease in working capital of $24.9 million primarily due to a decrease in prepaid taxes as a result of the increase in net earnings over the past year.

Cash used in investing activities was $53.4 million and $27.7 million during the 13 weeks ended May 3, 2008 and May 5, 2007, respectively. During the 13 weeks ended May 3, 2008, $36.4 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, the Company used $17.0 million, net of cash acquired, to purchase FRS, a 49-store retail chain located in Norway. During the 13 weeks ended May 5, 2007, $28.0 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems, offset by $0.4 million of cash received related to the finalization of the purchase price of Game Brands Inc., which was acquired during the fourth quarter of fiscal 2006.

Cash provided by financing activities was $16.1 million for the thirteen weeks ended May 3, 2008 and cash used in financing activities for the thirteen weeks ended May 5, 2007 was $23.7 million. The cash flow provided by financing activities for the quarter ended May 3, 2008 was primarily due to the issuance of shares relating to stock option exercises of $20.4 million and $30.0 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. These inflows were offset by the repurchase of $30.0 million of principal value of the Company’s Senior Notes. The cash flow used in financing activities for the quarter ended May 5, 2007 was primarily due to the repurchase of $20.0 million and $86.4 million of principal value of the Company’s Senior Notes and Senior Floating Rate Notes, respectively. These cash outflows were offset by $30.0 million received for the issuance of shares relating to stock option exercises and $48.3 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock.

Sources of Liquidity

We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks and money market investment funds holding direct U.S. Treasury obligations.

In October 2005, in connection with the merger with EB, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its U.S. subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 3, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 3, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 3, 2008, there were no borrowings outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture (the “Indenture”), dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of May 3, 2008, the unamortized original issue discount was $5.0 million. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 3, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 210 stores in the 13 weeks ended May 3, 2008 and expects to open approximately 550 to 600 stores in fiscal 2008. Capital expenditures for fiscal 2008 are projected to be approximately $170 million to $180 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50 million of its Senior Notes and $50 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. As of May 5, 2007, the Company repurchased $106.4 million of the Notes, having acquired $20 million of its Senior Notes and $86.4 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $6.7 million, which consists of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. As of February 2, 2008, the Company repurchased an additional $43.6 million of its Senior Floating Rate Notes to complete the $150 million buyback in fiscal 2007.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of May 3, 2008, the Company had repurchased $30 million of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2.3 million, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

During October 2007, the Company paid the final principal payment of $12.2 million to Barnes & Noble, Inc. (“Barnes & Noble”) on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

On April 5, 2008, the Company purchased all the outstanding stock of FRS for $17.0 million, net of cash acquired. FRS operates 49 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. The Company intends to convert these stores into video game stores with an inventory assortment similar to its other stores in Norway.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement. The transaction was completed in June 2008 for $27.1 million.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Pronouncements

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on its consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on February 3, 2008 as required for its financial assets and liabilities. However, in February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on the Company’s financial condition and results of operations. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective February 1, 2009, will have a material impact on our consolidated financial statements.

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	alternate sources of distribution of video game software; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value while SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at May 3, 2008 was a liability of $10.7 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of May 3, 2008 would result in a (loss) or gain in value of the forwards, options and swaps of ($19.2 million) or $19.2 million, respectively.

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

(b) Changes in Internal Control Over Financial Reporting

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

The court’s scheduling order anticipated a Frye hearing in April 2007, at which plaintiffs’ causation theory and experts’ credentials were to be challenged. However, that hearing did not take place and plaintiffs’ Alabama and Florida counsel withdrew. New Alabama counsel has entered their appearance for plaintiffs and a new scheduling order for the Frye expert-causation hearing has been set. It is anticipated that the issue of the admissibility of plaintiffs’ expert testimony will be decided in late fall 2008. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2008 filed with the SEC on April 2, 2008. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2008

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 12, 2008

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended July 29, 2006 filed with the Securities and Exchange Commission on September 5, 2006.

(11)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal quarter ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.