Form 10-Q
period 2008-08-02
GameStop Corp.
filed 2008-09-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 28, 2008: 163,714,623

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2,	August 4,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$539,898	$349,277	$857,414
Receivables, net	60,966	29,798	56,019
Merchandise inventories, net	970,057	713,836	801,025
Prepaid expenses and other current assets	68,470	51,951	52,778
Prepaid taxes	58,689	74,952	—
Deferred taxes	26,893	35,979	27,481

Total current assets	1,724,973	1,255,793	1,794,717

Property and equipment:
Land	12,033	11,298	11,870
Buildings and leasehold improvements	414,896	334,904	378,611
Fixtures and equipment	583,734	477,492	538,738

Total property and equipment	1,010,663	823,694	929,219
Less accumulated depreciation and amortization	485,665	349,927	417,550

Net property and equipment	524,998	473,767	511,669

Goodwill, net	1,447,572	1,402,845	1,402,440
Deferred financing fees	7,656	11,406	8,963
Deferred taxes	31,863	7,677	26,332
Other noncurrent assets	35,335	30,017	31,770

Total other assets	1,522,426	1,451,945	1,469,505

Total assets	$3,772,397	$3,181,505	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$692,098	$517,233	$844,376
Accrued liabilities	389,009	339,940	409,878
Note payable, current portion	—	12,173	—
Taxes payable	—	—	6,303

Total current liabilities	1,081,107	869,346	1,260,557

Senior notes payable, long-term portion, net	545,220	573,993	574,473
Senior floating rate notes payable, long-term portion	—	120,000	—
Deferred rent and other long-term liabilities	82,299	72,492	78,415

Total long-term liabilities	627,519	766,485	652,888

Total liabilities	1,708,626	1,635,831	1,913,445

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,653, 158,993 and 161,007 shares issued and outstanding, respectively	164	159	161
Additional paid-in-capital	1,288,727	1,145,706	1,208,474
Accumulated other comprehensive income	33,384	19,359	31,603
Retained earnings	741,496	380,450	622,208

Total stockholders’ equity	2,063,771	1,545,674	1,862,446

Total liabilities and stockholders’ equity	$3,772,397	$3,181,505	$3,775,891

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,804,420	$1,338,193	$3,618,037	$2,617,176
Cost of sales	1,320,297	976,894	2,660,508	1,907,108

Gross profit	484,123	361,299	957,529	710,068
Selling, general and administrative expenses	347,745	278,434	676,412	535,550
Depreciation and amortization	36,309	32,118	71,145	63,153

Operating earnings	100,069	50,747	209,972	111,365
Interest income	(1,628)	(2,736)	(6,570)	(6,564)
Interest expense	10,839	16,082	24,269	34,026
Debt extinguishment expense	—	2,027	2,331	8,751

Earnings before income tax expense	90,858	35,374	189,942	75,152
Income tax expense	33,695	13,564	70,654	28,619

Net earnings	$57,163	$21,810	$119,288	$46,533

Net earnings per common share-basic	$0.35	$0.14	$0.73	$0.30

Weighted average shares of common stock-basic	163,390	158,438	162,607	155,938

Net earnings per common share-diluted	$0.34	$0.13	$0.71	$0.29

Weighted average shares of common stock-diluted	168,067	164,769	167,722	163,013

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 2, 2008	161,007	$161	$1,208,474	$31,603	$622,208	$1,862,446
Comprehensive income:
Net earnings for the 26 weeks ended August 2, 2008	—	—	—	—	119,288
Foreign currency translation	—	—	—	1,781	—
Total comprehensive income						121,069
Stock-based compensation	—	—	20,068	—	—	20,068
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $36,075)	2,646	3	60,185	—	—	60,188

Balance at August 2, 2008	163,653	$164	$1,288,727	$33,384	$741,496	$2,063,771

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$119,288	$46,533
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	71,802	63,625
Amortization and retirement of deferred financing fees	1,304	3,228
Amortization and retirement of original issue discount on senior notes	747	682
Stock-based compensation expense	20,068	13,645
Deferred taxes	(3,235)	(1,282)
Excess tax benefits realized from exercise of stock-based awards	(33,010)	(62,555)
Loss on disposal of property and equipment	2,634	1,527
Increase in deferred rent and other long-term liabilities	3,794	6,312
Increase in liability to landlords for tenant allowances, net	2,358	1,689
Change in the value of foreign exchange contracts	(1,035)	320
Changes in operating assets and liabilities, net
Receivables, net	(3,829)	5,647
Merchandise inventories	(152,817)	(19,720)
Prepaid expenses and other current assets	(13,235)	(9,024)
Prepaid taxes	(31,693)	6,129
Accounts payable and accrued liabilities	(193,340)	(253,394)

Net cash flows used in operating activities	(210,199)	(196,638)

Cash flows from investing activities:
Purchase of property and equipment	(81,540)	(71,388)
Acquisitions, net of cash acquired	(50,299)	1,062

Net cash flows used in investing activities	(131,839)	(70,326)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	(150,000)
Issuance of shares relating to stock options	26,738	46,782
Excess tax benefits realized from exercise of stock-based awards	33,010	62,555
Net increase (decrease) in other noncurrent assets and deferred financing fees	(5,219)	3,528

Net cash flows provided by (used in) financing activities	24,529	(37,135)

Exchange rate effect on cash and cash equivalents	(7)	973

Net decrease in cash and cash equivalents	(317,516)	(303,126)
Cash and cash equivalents at beginning of period	857,414	652,403

Cash and cash equivalents at end of period	$539,898	$349,277

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

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended February 2, 2008 (“fiscal 2007”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 2, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (“fiscal 2008”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Change in Accounting Principles

Effective February 3, 2008, the Company implemented Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The Company elected to implement this Statement with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

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

SFAS 157 requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.

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

The following table provides the fair value of our financial assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheet as of August 2, 2008:

August 2, 2008
Level 2
(In thousands)

Assets
Foreign Currency Contracts	$2,951
Company-owned life insurance	3,220

Total assets	$6,171

Liabilities
Foreign Currency Contracts	$11,165
Non-qualified deferred compensation	1,424

Total liabilities	$12,589

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

On April 5, 2008, the Company purchased all the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), for $21,006, net of cash acquired. FRS operates 49 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. The Company is converting these stores into video game stores with an inventory assortment similar to its other stores in Norway. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $17,369, recorded as goodwill.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27,383. The transaction was completed in June 2008 and recorded in accordance with the provisions of the Statement of Financial Accounting Standards No. 141, Business Acquisitions.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During July 2008, the Company purchased certain assets and website operations from The Gamesman Limited, a video game and entertainment software retailer, including eight stores in New Zealand for $1,910. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $605, recorded as goodwill.

The pro forma effect assuming the above acquisitions were made at the beginning of fiscal 2007 is not material to the Company’s consolidated financial statements.

4.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended August 2, 2008 and August 4, 2007. The options to purchase common stock granted during the 26 weeks ended August 2, 2008 and August 4, 2007 were 1,362 and 939, respectively, with a weighted-average fair value estimated at $15.45 and $10.16 per share, respectively, using the following assumptions:

	26 Weeks Ended
	August 2,	August 4,
	2008	2007

Volatility	38.2%	40.5%
Risk-free interest rate	2.4%	4.8%
Expected life (years)	3.5	4.0
Expected dividend yield	0%	0%

In the 13 weeks ended August 2, 2008 and August 4, 2007, the Company included compensation expense relating to stock option grants of $3,998 and $3,895, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended August 2, 2008 and August 4, 2007, the Company included compensation expense relating to stock option grants of $8,818 and $8,071, respectively, in selling, general and administrative expenses. As of August 2, 2008, the unrecognized compensation expense related to the unvested portion of our stock options was $22,332 which is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of options exercised during the 13 weeks ended August 2, 2008 and August 4, 2007 were $10,584 and $42,933, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 2, 2008 and August 4, 2007 were $83,745 and $177,902, respectively.

There were no restricted stock shares granted during the 13 weeks ended August 2, 2008 and 7 shares of restricted stock were granted during the 13 weeks ended August 4, 2007 with a fair market value of $39.83 per share. During the 26 weeks ended August 2, 2008 and August 4, 2007, the Company granted 534 shares and 964 shares, respectively, of restricted stock. The shares had a fair market value of $49.95 and $26.78 per share, respectively, and vest in equal installments over three years. During the 13 weeks ended August 2, 2008 and August 4, 2007, the Company included compensation expense relating to the restricted share grants in the amount of $4,304 and $2,789, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended August 2, 2008 and August 4, 2007, the Company included compensation expense relating to the restricted share grants in the amount of $11,251 and $5,574, respectively, in selling, general and administrative expenses. As of August 2, 2008, there was $29,640 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

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

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net earnings	$57,163	$21,810	$119,288	$46,533

Weighted average common shares outstanding	163,390	158,438	162,607	155,938
Dilutive effect of options and restricted shares on common stock	4,677	6,331	5,115	7,075

Common shares and dilutive potential common shares	168,067	164,769	167,722	163,013

Net earnings per common share:
Basic	$0.35	$0.14	$0.73	$0.30

Diluted	$0.34	$0.13	$0.71	$0.29

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended August 2, 2008	1,362	$49.95	2018
13 Weeks Ended August 4, 2007	3	—	2010

6.	Debt

In October 2005, in connection with the Company’s merger with Electronics Boutique Holdings Corp. (“EB”) (the “merger”), the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 2, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 2, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7,271.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 2, 2008, there was $3,730 of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4,874.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of August 2, 2008, the unamortized original issue discount was $4,780. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of August 2, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $2,027 and $8,751 for the 13 and 26 week periods ended August 4, 2007, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of August 2, 2008, the Company had repurchased $30,000 of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2,331, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

During October 2007, the Company paid the final principal payment of $12,173 to Barnes & Noble, Inc. (“Barnes & Noble”) on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

7.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(In thousands)

Net earnings	$57,163	$21,810	$119,288	$46,533
Other comprehensive income:
Foreign currency translation adjustments	(1,453)	5,844	1,781	16,132

Total comprehensive income	$55,710	$27,654	$121,069	$62,665

8.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for years before and including the fiscal year ended January 31, 2004. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended January 29, 2005 and January 28, 2006 in the first quarter of fiscal 2007 that is anticipated to be completed in 2008. The Company does not anticipate any adjustments that would result in a material impact on its condensed consolidated financial statements.

For the 13 weeks ended August 2, 2008 and August 4, 2007, the Company recognized an increase of $3 and a decrease of $1,649 in the liability for unrecognized tax benefits, respectively, and an increase of $433 and $377 for interest and penalties, respectively. For the 26 weeks ended August 2, 2008 and August 4, 2007, the Company recognized a decrease of $657 and $1,388 in the liability for unrecognized tax benefits, respectively, and an increase of $757 and $819 for interest and penalties, respectively. As of August 2, 2008, the gross amount of unrecognized tax benefits, interest and penalties was $24,325. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $19,895 as of August 2, 2008. The Company had $4,430 in interest and penalties related to unrecognized tax benefits accrued as of August 2, 2008.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 26 weeks ended August 2, 2008 and August 4, 2007 are based upon management’s estimate of the Company’s annualized effective tax rate.

9.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a stockholder of the Company until November 2004 and an affiliate through a common stockholder who is the chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended August 2, 2008 and August 4, 2007, these charges amounted to $290 and $255, respectively. During the 26 weeks ended August 2, 2008 and August 4, 2007, these charges amounted to $584 and $487, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against the Company will be allocated to the Company. During the 13 weeks ended August 2, 2008 and August 4, 2007, these allocated charges amounted to $31 and $69, respectively. During the 26 weeks ended August 2, 2008 and August 4, 2007, these allocated charges amounted to $104 and $135, respectively.

In October 2004, the Company’s Board of Directors authorized a repurchase of the common stock held by Barnes & Noble. The Company repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which was payable in installments and bore interest at 5.5% per annum, payable when principal installments were due. The Company’s final scheduled principal payment of $12,173 was paid in October 2007. Interest expense on the promissory note for the 13 weeks and 26 weeks ended August 4, 2007 totaled $169 and $338, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

game or PC entertainment products sold through www.bn.com.  The fee to Barnes & Noble was $72 and $45 for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively, and $143 and $99 for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.

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

Plaintiffs’ new Alabama counsel has named a new expert, a psychiatrist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The motion to bar this testimony in this case is set for October 30, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

11.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2,		August 4,		August 2,		August 4,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$379.7	21.0%	$293.8	22.0%	$718.7	19.9%	$575.2	22.0%
New video game software	705.0	39.1%	494.2	36.9%	1,497.8	41.4%	954.8	36.5%
Used video game products	471.5	26.1%	357.3	26.7%	887.2	24.5%	683.7	26.1%
Other	248.2	13.8%	192.9	14.4%	514.3	14.2%	403.5	15.4%

Total	$1,804.4	100.0%	$1,338.2	100.0%	$3,618.0	100.0%	$2,617.2	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2,		August 4,		August 2,		August 4,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$22.6	6.0%	$21.5	7.3%	$43.0	6.0%	$43.1	7.5%
New video game software	145.3	20.6%	100.2	20.3%	301.9	20.2%	192.0	20.1%
Used video game products	234.1	49.7%	173.2	48.5%	438.2	49.4%	337.5	49.4%
Other	82.1	33.1%	66.4	34.4%	174.4	33.9%	137.5	34.1%

Total	$484.1	26.8%	$361.3	27.0%	$957.5	26.5%	$710.1	27.1%

12.	Segment Information

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures segment profit using operating earnings which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2007 and there has been no material change in total assets by segment since February 2, 2008. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(In thousands)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,316,912	$1,026,646	$2,694,043	$2,030,735
Canada	114,725	84,613	243,628	164,690
Australia	147,977	93,840	251,408	166,099
Europe	224,806	133,094	428,958	255,652

Total	$1,804,420	$1,338,193	$3,618,037	$2,617,176

Segment operating earnings (loss) were as follows:
United States	$82,411	$38,077	$175,168	$91,684
Canada	5,670	5,523	11,472	9,175
Australia	13,733	8,007	21,547	12,477
Europe	(1,745)	(860)	1,785	(1,971)

Total	$100,069	$50,747	$209,972	$111,365

13.	Supplemental Cash Flow Information

	26 Weeks Ended
	August 2,	August 4,
	2008	2007
	(In thousands) (Unaudited)

Cash paid during the period for:
Interest	$25,216	$31,497

Income taxes	$103,571	$27,863

14.	Consolidating Financial Statements

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

The following condensed consolidating financial statements present the financial position as of August 2, 2008, August 4, 2007 and February 2, 2008 and results of operations for the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 and cash flows for the 26 weeks ended August 2, 2008 and August 4, 2007 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$461,690	$78,208	$—	$539,898
Receivables, net	260,476	25,345	(224,855)	60,966
Merchandise inventories, net	611,605	358,452	—	970,057
Prepaid expenses and other current assets	43,250	25,220	—	68,470
Prepaid taxes	62,886	(4,197)	—	58,689
Deferred taxes	23,680	3,213	—	26,893

Total current assets	1,463,587	486,241	(224,855)	1,724,973

Property and equipment:
Land	2,670	9,363	—	12,033
Buildings and leasehold improvements	262,740	152,156	—	414,896
Fixtures and equipment	459,365	124,369	—	583,734

Total property and equipment	724,775	285,888	—	1,010,663
Less accumulated depreciation and amortization	379,721	105,944	—	485,665

Net property and equipment	345,054	179,944	—	524,998

Investment	589,832	—	(589,832)	—
Goodwill, net	1,096,622	350,950	—	1,447,572
Deferred financing fees	7,636	20	—	7,656
Deferred taxes	7,378	24,485	—	31,863
Other noncurrent assets	15,340	19,995	—	35,335

Total other assets	1,716,808	395,450	(589,832)	1,522,426

Total assets	$3,525,449	$1,061,635	$(814,687)	$3,772,397

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$549,020	$143,078	$—	$692,098
Accrued liabilities	296,736	317,128	(224,855)	389,009

Total current liabilities	845,756	460,206	(224,855)	1,081,107

Senior notes payable, long-term portion, net	545,220	—	—	545,220
Deferred rent and other long-term liabilities	70,702	11,597	—	82,299

Total long-term liabilities	615,922	11,597	—	627,519

Total liabilities	1,461,678	471,803	(224,855)	1,708,626

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,653 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,288,727	420,191	(420,191)	1,288,727
Accumulated other comprehensive income	33,384	10,349	(10,349)	33,384
Retained earnings	741,496	159,292	(159,292)	741,496

Total stockholders’ equity	2,063,771	589,832	(589,832)	2,063,771

Total liabilities and stockholders’ equity	$3,525,449	$1,061,635	$(814,687)	$3,772,397

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$296,131	$53,146	$—	$349,277
Receivables, net	150,193	9,580	(129,975)	29,798
Merchandise inventories, net	491,422	222,414	—	713,836
Prepaid expenses and other current assets	34,208	17,743	—	51,951
Prepaid taxes	68,416	6,536	—	74,952
Deferred taxes	34,065	1,914	—	35,979

Total current assets	1,074,435	311,333	(129,975)	1,255,793

Property and equipment:
Land	2,670	8,628	—	11,298
Buildings and leasehold improvements	226,956	107,948	—	334,904
Fixtures and equipment	385,307	92,185	—	477,492

Total property and equipment	614,933	208,761	—	823,694
Less accumulated depreciation and amortization	283,535	66,392	—	349,927

Net property and equipment	331,398	142,369	—	473,767

Investment	488,069	—	(488,069)	—
Goodwill, net	1,097,027	305,818	—	1,402,845
Deferred financing fees	11,387	19	—	11,406
Deferred taxes	(5,788)	13,465	—	7,677
Other noncurrent assets	17,285	12,732	—	30,017

Total other assets	1,607,980	332,034	(488,069)	1,451,945

Total assets	$3,013,813	$785,736	$(618,044)	$3,181,505

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$416,476	$100,757	$—	$517,233
Accrued liabilities	280,738	189,177	(129,975)	339,940
Note payable, current portion	12,173	—	—	12,173

Total current liabilities	709,387	289,934	(129,975)	869,346

Senior notes payable, long-term portion, net	573,993	—	—	573,993
Senior floating rate notes payable, long-term portion	120,000	—	—	120,000
Deferred rent and other long-term liabilities	64,759	7,733	—	72,492

Total long-term liabilities	758,752	7,733	—	766,485

Total liabilities	1,468,139	297,667	(129,975)	1,635,831

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,993 shares issued and outstanding	159	—	—	159
Additional paid-in-capital	1,145,706	391,670	(391,670)	1,145,706
Accumulated other comprehensive income	19,359	5,229	(5,229)	19,359
Retained earnings	380,450	91,170	(91,170)	380,450

Total stockholders’ equity	1,545,674	488,069	(488,069)	1,545,674

Total liabilities and stockholders’ equity	$3,013,813	$785,736	$(618,044)	$3,181,505

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$671,333	$186,081	$—	$857,414
Receivables, net	198,923	22,616	(165,520)	56,019
Merchandise inventories, net	501,861	299,164	—	801,025
Prepaid expenses and other current assets	37,119	15,659	—	52,778
Deferred taxes	24,153	3,328	—	27,481

Total current assets	1,433,389	526,848	(165,520)	1,794,717

Property and equipment:
Land	2,670	9,200	—	11,870
Buildings and leasehold improvements	246,907	131,704	—	378,611
Fixtures and equipment	427,623	111,115	—	538,738

Total property and equipment	677,200	252,019	—	929,219
Less accumulated depreciation and amortization	331,176	86,374	—	417,550

Net property and equipment	346,024	165,645	—	511,669

Investment	543,088	—	(543,088)	—
Goodwill, net	1,096,622	305,818	—	1,402,440
Deferred financing fees	8,943	20	—	8,963
Deferred taxes	7,378	18,954	—	26,332
Other noncurrent assets	15,155	16,615	—	31,770

Total other assets	1,671,186	341,407	(543,088)	1,469,505

Total assets	$3,450,599	$1,033,900	$(708,608)	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$635,722	$208,654	$—	$844,376
Accrued liabilities	318,314	257,084	(165,520)	409,878
Taxes payable	(8,842)	15,145	—	6,303

Total current liabilities	945,194	480,883	(165,520)	1,260,557

Senior notes payable, long-term portion, net	574,473	—	—	574,473
Deferred rent and other long-term liabilities	68,486	9,929	—	78,415

Total long-term liabilities	642,959	9,929	—	652,888

Total liabilities	1,588,153	490,812	(165,520)	1,913,445

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	57,407	(57,407)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 shares issued and outstanding	161	31,484	(31,484)	161
Additional paid-in-capital	1,208,474	296,860	(296,860)	1,208,474
Accumulated other comprehensive income (loss)	31,603	11,262	(11,262)	31,603
Retained earnings	622,208	146,075	(146,075)	622,208

Total stockholders’ equity	1,862,446	543,088	(543,088)	1,862,446

Total liabilities and stockholders’ equity	$3,450,599	$1,033,900	$(708,608)	$3,775,891

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 13 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,316,912	$487,508	$—	$1,804,420
Cost of sales	953,602	366,695	—	1,320,297

Gross profit	363,310	120,813	—	484,123
Selling, general and administrative expenses	254,517	93,228	—	347,745
Depreciation and amortization	26,382	9,927	—	36,309

Operating earnings	82,411	17,658	—	100,069
Interest income	(6,750)	(6,477)	11,599	(1,628)
Interest expense	12,387	10,051	(11,599)	10,839

Earnings before income tax expense	76,774	14,084	—	90,858
Income tax expense	28,449	5,246	—	33,695

Net earnings	$48,325	$8,838	$—	$57,163

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 13 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,026,646	$311,547	$—	$1,338,193
Cost of sales	743,847	233,047	—	976,894

Gross profit	282,799	78,500	—	361,299
Selling, general and administrative expenses	220,037	58,397	—	278,434
Depreciation and amortization	24,685	7,433	—	32,118

Operating earnings	38,077	12,670	—	50,747
Interest income	(4,750)	(4,174)	6,188	(2,736)
Interest expense	15,921	6,349	(6,188)	16,082
Debt extinguishment expense	2,027	—	—	2,027

Earnings before income tax expense	24,879	10,495	—	35,374
Income tax expense	9,937	3,627	—	13,564

Net earnings	$14,942	$6,868	$—	$21,810

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 26 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$2,694,043	$923,994	$—	$3,618,037
Cost of sales	1,966,803	693,705	—	2,660,508

Gross profit	727,240	230,289	—	957,529
Selling, general and administrative expenses	500,105	176,307	—	676,412
Depreciation and amortization	51,967	19,178	—	71,145

Operating earnings	175,168	34,804	—	209,972
Interest income	(12,874)	(13,522)	19,826	(6,570)
Interest expense	24,681	19,414	(19,826)	24,269
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	161,030	28,912	—	189,942
Income tax expense	59,321	11,333	—	70,654

Net earnings	$101,709	$17,579	$—	$119,288

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 26 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$2,030,735	$586,441	$—	$2,617,176
Cost of sales	1,467,375	439,733	—	1,907,108

Gross profit	563,360	146,708	—	710,068
Selling, general and administrative expenses	422,717	112,833	—	535,550
Depreciation and amortization	48,959	14,194	—	63,153

Operating earnings	91,684	19,681	—	111,365
Interest income	(10,113)	(8,019)	11,568	(6,564)
Interest expense	33,831	11,763	(11,568)	34,026
Debt extinguishment expense	8,751	—	—	8,751

Earnings before income tax expense	59,215	15,937	—	75,152
Income tax expense	22,924	5,695	—	28,619

Net earnings	$36,291	$10,242	$—	$46,533

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 26 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$101,709	$17,579	$—	$119,288
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	52,591	19,211	—	71,802
Amortization and retirement of deferred financing fees	1,304	—	—	1,304
Amortization and retirement of original issue discount on senior notes	747	—	—	747
Stock-based compensation expense	20,068	—	—	20,068
Deferred taxes	473	(3,708)	—	(3,235)
Excess tax benefits realized from exercise of stock-based awards	(33,010)	—	—	(33,010)
Loss on disposal of property and equipment	1,039	1,595	—	2,634
Increase in deferred rent and other long-term liabilities	2,567	1,227	—	3,794
Increase in liability to landlords for tenant allowances, net	2,100	258	—	2,358
Change in the value of foreign exchange contracts	(278)	(757)	—	(1,035)
Changes in operating assets and liabilities, net
Receivables, net	(2,219)	(1,610)	—	(3,829)
Merchandise inventories	(109,745)	(43,072)	—	(152,817)
Prepaid expenses and other current assets	(5,646)	(7,589)	—	(13,235)
Prepaid taxes	(20,595)	(11,098)	—	(31,693)
Accounts payable and accrued liabilities	(196,120)	2,780	—	(193,340)

Net cash flows used in operating activities	(185,015)	(25,184)	—	(210,199)

Cash flows from investing activities:
Purchase of property and equipment	(51,946)	(29,594)	—	(81,540)
Acquisitions, net of cash acquired	—	(50,299)	—	(50,299)

Net cash flows used in investing activities	(51,946)	(79,893)	—	(131,839)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	26,738	—	—	26,738
Excess tax benefits realized from exercise of stock-based awards	33,010	—	—	33,010
Net increase in other noncurrent assets and deferred financing fees	(2,430)	(2,789)	—	(5,219)

Net cash flows provided by (used in) financing activities	27,318	(2,789)	—	24,529

Exchange rate effect on cash and cash equivalents	—	(7)	—	(7)

Net decrease in cash and cash equivalents	(209,643)	(107,873)	—	(317,516)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$461,690	$78,208	$—	$539,898

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 4,	August 4,		August 4,
For the 26 Weeks Ended August 4, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$36,291	$10,242	$—	$46,533
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	49,427	14,198	—	63,625
Amortization and retirement of deferred financing fees	3,228	—	—	3,228
Amortization and retirement of original issue discount on senior notes	682	—	—	682
Stock-based compensation expense	13,645	—	—	13,645
Deferred taxes	(748)	(534)	—	(1,282)
Excess tax benefits realized from exercise of stock-based awards	(62,555)	—	—	(62,555)
Loss on disposal of property and equipment	808	719	—	1,527
Increase in deferred rent and other long-term liabilities	2,397	3,915	—	6,312
Increase in liability to landlords for tenant allowances, net	1,496	193	—	1,689
Change in the value of foreign exchange contracts	2,940	(2,620)	—	320
Changes in operating assets and liabilities, net Receivables, net	5,040	607	—	5,647
Merchandise inventories	3,715	(23,435)	—	(19,720)
Prepaid expenses and other current assets	(3,371)	(5,653)	—	(9,024)
Prepaid taxes	13,843	(7,714)	—	6,129
Accounts payable and accrued liabilities	(267,164)	13,770	—	(253,394)

Net cash flows provided by (used in) operating activities	(200,326)	3,688	—	(196,638)

Cash flows from investing activities:
Purchase of property and equipment	(55,740)	(15,648)	—	(71,388)
Acquisitions, net of cash acquired	1,062	—	—	1,062

Net cash flows used in investing activities	(54,678)	(15,648)	—	(70,326)

Cash flows from financing activities:
Repurchase of notes payable	(150,000)	—	—	(150,000)
Issuance of shares relating to stock options	46,782	—	—	46,782
Excess tax benefits realized from exercise of stock-based awards	62,555	—	—	62,555
Net decrease (increase) in other noncurrent assets and deferred financing fees	9,284	(5,756)	—	3,528

Net cash flows used in financing activities	(31,379)	(5,756)	—	(37,135)

Exchange rate effect on cash and cash equivalents	—	973	—	973

Net decrease in cash and cash equivalents	(286,383)	(16,743)	—	(303,126)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$296,131	$53,146	$—	$349,277

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of August 2, 2008, we operated 5,557 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 31, 2009 (“fiscal 2008”) and ended February 2, 2008 (“fiscal 2007”) consist of 52 weeks.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future. The Company’s gross margin in the 13 and 26 weeks ended August 2, 2008 and August 4, 2007 was impacted by the recent launches of these new products and manufacturer-funded retail price reductions on certain of these products.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2007 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	73.2	73.0	73.5	72.9

Gross profit	26.8	27.0	26.5	27.1
Selling, general and administrative expenses	19.3	20.8	18.7	20.4
Depreciation and amortization	2.0	2.4	2.0	2.4

Operating earnings	5.5	3.8	5.8	4.3
Interest expense, net	0.5	1.0	0.5	1.1
Debt extinguishment expense	—	0.2	0.1	0.3

Earnings before income tax expense	5.0	2.6	5.2	2.9
Income tax expense	1.8	1.0	1.9	1.1

Net earnings	3.2%	1.6%	3.3%	1.8%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended August 2, 2008 and August 4, 2007, these purchasing, receiving and distribution costs amounted to $13.8 million and $10.4 million, respectively. For the 26 weeks ended August 2, 2008 and August 4, 2007, these purchasing, receiving and distribution costs amounted to $25.9 million and $19.4 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended August 2, 2008 and August 4, 2007, these processing fees amounted to $13.6 million and $10.2 million, respectively. For the 26 weeks ended August 2, 2008 and August 4, 2007, these processing fees amounted to $26.5 million and $19.2 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had no material net effect on the 13 weeks and 26 weeks ended August 2, 2008 and August 4, 2007.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2,		August 4,		August 2,		August 4,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$379.7	21.0%	$293.8	22.0%	$718.7	19.9%	$575.2	22.0%
New video game software	705.0	39.1%	494.2	36.9%	1,497.8	41.4%	954.8	36.5%
Used video game products	471.5	26.1%	357.3	26.7%	887.2	24.5%	683.7	26.1%
Other	248.2	13.8%	192.9	14.4%	514.3	14.2%	403.5	15.4%

Total	$1,804.4	100.0%	$1,338.2	100.0%	$3,618.0	100.0%	$2,617.2	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2,		August 4,		August 2,		August 4,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
				(Unaudited)

Gross Profit:
New video game hardware	$22.6	6.0%	$21.5	7.3%	$43.0	6.0%	$43.1	7.5%
New video game software	145.3	20.6%	100.2	20.3%	301.9	20.2%	192.0	20.1%
Used video game products	234.1	49.7%	173.2	48.5%	438.2	49.4%	337.5	49.4%
Other	82.1	33.1%	66.4	34.4%	174.4	33.9%	137.5	34.1%

Total	$484.1	26.8%	$361.3	27.0%	$957.5	26.5%	$710.1	27.1%

13 weeks ended August 2, 2008 compared with the 13 weeks ended August 4, 2007

Sales increased by $466.2 million, or 34.8%, from $1,338.2 million in the 13 weeks ended August 4, 2007 to $1,804.4 million in the 13 weeks ended August 2, 2008. The increase in sales was attributable to the comparable store sales increase of 20.0% for the second quarter of fiscal 2008, the addition of non-comparable store sales from the 835 stores opened since May 5, 2007 of approximately $268.8 million and increases related to changes in foreign exchange rates of $36.0 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The comparable store sales increase was driven by strong sales of new video game software which is typical as the installed base of the new hardware platforms increases in the years following their launch. The new software sales increase was spread across all platforms and included several strong video game titles, such as Wii Fit, Metal Gear Solid 4, and Grand Theft Auto IV.

New video game hardware sales increased $85.9 million, or 29.2%, from $293.8 million in the 13 weeks ended August 4, 2007 to $379.7 million in the 13 weeks ended August 2, 2008, primarily due to continued expansion of the installed base of the new hardware platforms and the increase in store count since the end of the second quarter of fiscal 2007. New video game software sales increased $210.8 million, or 42.7%, from $494.2 million in the 13 weeks ended August 4, 2007 to $705.0 million in the 13 weeks ended August 2, 2008, primarily due to the strong sales of new video game titles and the increased sales related to the new hardware platforms discussed above, as well as the new stores added since last year. Used video game product sales also grew due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Used video game product sales increased $114.2 million, or 32.0%, from $357.3 million in the 13 weeks ended August 4, 2007 to $471.5 million in the 13 weeks ended August 2, 2008. Sales of other product categories grew 28.7%, or $55.3 million, from the 13 weeks ended August 4, 2007 to the 13 weeks ended August 2, 2008, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new video game hardware, used video game products and the other product category decreased in the 13 weeks ended August 2, 2008 compared to the 13 weeks ended August 4, 2007. This was due to the strong sales of new video game software driven by the continued expansion of the installed base of the new video game consoles mentioned earlier and a strong lineup of video game titles released in the quarter.

Cost of sales increased by $343.4 million, or 35.2%, from $976.9 million in the 13 weeks ended August 4, 2007 to $1,320.3 million in the 13 weeks ended August 2, 2008 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $122.8 million, or 34.0%, from $361.3 million in the 13 weeks ended August 4, 2007 to $484.1 million in the 13 weeks ended August 2, 2008. Gross profit as a percentage of sales decreased slightly from 27.0% in the 13 weeks ended August 4, 2007 to 26.8% in the 13 weeks ended August 2, 2008. Gross profit as a percentage of sales on new video game hardware decreased from 7.3% in the prior year quarter to 6.0% of sales this quarter due to a change in the mix of hardware units sold and a reduction in warranty attachment sales during the second quarter of fiscal 2008. Gross profit as a percentage of sales on used video game products increased from 48.5% in the 13 weeks ended August 4, 2007 to 49.7% in the 13 weeks ended August 2, 2008 due to fewer promotional activities during the second quarter of fiscal 2008.

Selling, general and administrative expenses increased by $69.3 million, or 24.9%, from $278.4 million in the 13 weeks ended August 4, 2007 to $347.7 million in the 13 weeks ended August 2, 2008. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 20.8% in the 13 weeks ended August 4, 2007 to 19.3% in the 13 weeks ended August 2, 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales discussed above. Included in selling, general and administrative expenses is $8.3 million and $6.7 million in stock-based compensation expense for the 13 weeks ended August 2, 2008 and August 4, 2007, respectively.

Depreciation and amortization expense increased $4.2 million from $32.1 million for the 13 weeks ended August 4, 2007 to $36.3 million in the 13 weeks ended August 2, 2008. This increase was primarily due to capital expenditures associated with the opening of 125 new stores during the second quarter of fiscal 2008 and investments in management information systems.

Interest income resulting from the investment of excess cash balances decreased from $2.7 million in the 13 weeks ended August 4, 2007 to $1.6 million in the 13 weeks ended August 2, 2008. Interest expense decreased from $16.1 million in the 13 weeks ended August 4, 2007 to $10.8 million in the 13 weeks ended August 2, 2008 primarily due to the retirement of $30 million of the Company’s senior notes and $120 million of the Company’s senior floating rate notes since August 4, 2007. Debt extinguishment expense of $2.0 million was recognized in the 13 weeks ended August 4, 2007 as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended August 4, 2007 and the 13 weeks ended August 2, 2008 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $13.6 million for the 13 weeks ended August 4, 2007 compared to $33.7 million for the 13 weeks ended August 2, 2008.

The factors described above led to an increase in operating earnings of $49.4 million, or 97.4%, from $50.7 million in the 13 weeks ended August 4, 2007 to $100.1 million in the 13 weeks ended August 2, 2008, and an increase in net earnings of $35.4 million, or 162.4%, from $21.8 million in the 13 weeks ended August 4, 2007 to $57.2 million in the 13 weeks ended August 2, 2008.

26 weeks ended August 2, 2008 compared with the 26 weeks ended August 4, 2007

Sales increased by $1,000.8 million, or 38.2%, from $2,617.2 million in the 26 weeks ended August 4, 2007 to $3,618.0 million in the 26 weeks ended August 2, 2008. The increase in sales was attributable to the comparable store sales increase of 23.5% for the 26 week-period ended August 2, 2008, the addition of non-comparable store sales from the 921 stores opened since February 3, 2007 of approximately $306.2 million, and increases related to changes in foreign exchange rates of $77.1 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The comparable store sales increase was driven by strong sales of new video game software, which is typical as the installed base of the new hardware platforms increases in the years following their launch.

New video game hardware sales increased $143.5 million, or 24.9%, from $575.2 million in the 26 weeks ended August 4, 2007 to $718.7 million in the 26 weeks ended August 2, 2008, primarily due to continued expansion of the installed base of the new hardware platforms and the increase in store count since the end of fiscal 2007. New video game software sales increased $543.0 million, or 56.9%, from $954.8 million in the 26 weeks ended August 4, 2007 to $1,497.8 million in the 26 weeks ended August 2, 2008, primarily due to the strong sales of new video game titles and the increased sales related to the new hardware platforms, as well as the new stores added since the end of fiscal 2007. Used video game product sales also grew primarily due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Used video game product sales increased $203.5 million, or 29.8%, from $683.7 million in the 26 weeks ended August 4, 2007 to $887.2 million in the 26 weeks ended August 2, 2008. Sales of other product categories grew 27.5%, or $110.8 million, from the 26 weeks ended August 4, 2007 to the 26 weeks ended August 2, 2008, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new video game hardware, used video game products and the other product category decreased in the 26 weeks ended August 2, 2008 compared to the 26 weeks ended August 4, 2007. This was due to the strong sales of new video game software driven by the continued expansion of the installed base of the new video game consoles mentioned earlier and a strong lineup of video game titles in fiscal 2008.

Cost of sales increased by $753.4 million, or 39.5%, from $1,907.1 million in the 26 weeks ended August 4, 2007 to $2,660.5 million in the 26 weeks ended August 2, 2008 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $247.4 million, or 34.8%, from $710.1 million in the 26 weeks ended August 4, 2007 to $957.5 million in the 26 weeks ended August 2, 2008. Gross profit as a percentage of sales decreased from 27.1% in the 26 weeks ended August 4, 2007 to 26.5% in the 26 weeks ended August 2, 2008. The gross profit percentage decrease was caused primarily by the increase in sales of new video game software as a percentage of total sales in the 26 weeks ended August 2, 2008, which resulted in a decrease in sales of higher margin used video game products and other products as a percentage of total sales. Gross profit as a percentage of sales on new video game hardware decreased from 7.5% of sales for the 26 weeks ended August 4, 2007 to 6.0% of sales for the 26 weeks ended August 2, 2008 due to a change in the mix of hardware units sold and a reduction in warranty attachment sales during fiscal 2008. Gross profit as a percentage of sales on new video game software, used video game products and the other product category had no significant change from the same period in the prior fiscal year.

Selling, general and administrative expenses increased by $140.8 million, or 26.3%, from $535.6 million in the 26 weeks ended August 4, 2007 to $676.4 million in the 26 weeks ended August 2, 2008. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses during fiscal 2008. Selling, general and administrative expenses as a percentage of sales decreased from 20.4% in the 26 weeks ended August 4, 2007 to 18.7% in the 26 weeks ended August 2, 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales discussed above. Selling, general and administrative expenses include $20.1 million and $13.6 million in stock-based compensation expense for the 26 weeks ended August 2, 2008 and August 4, 2007, respectively.

Depreciation and amortization expense increased $7.9 million from $63.2 million for the 26 weeks ended August 4, 2007 to $71.1 million in the 26 weeks ended August 2, 2008. This increase was primarily due to capital expenditures associated with the opening of 335 new stores during the 26 weeks ended August 2, 2008 and investments in management information systems.

Interest income remained at $6.6 million for both 26-week periods ended August 4, 2007 and August 2, 2008. Interest expense decreased from $34.0 million in the 26 weeks ended August 4, 2007 to $24.3 million in the 26 weeks ended August 2, 2008 primarily due to the retirement of $120 million of the Company’s senior floating rate notes and $30 million of the Company’s senior notes since August 4, 2007. Debt extinguishment expense of $2.3 million was recognized in the 26 weeks ended August 2, 2008 as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 26 weeks ended August 4, 2007 and the 26 weeks ended August 2, 2008 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $28.6 million for the 26 weeks ended August 4, 2007 compared to $70.7 million for the 26 weeks ended August 2, 2008.

The factors described above led to an increase in operating earnings of $98.6 million, or 88.5%, from $111.4 million in the 26 weeks ended August 4, 2007 to $210.0 million in the 26 weeks ended August 2, 2008, and an increase in net earnings of $72.8 million, or 156.6%, from $46.5 million in the 26 weeks ended August 4, 2007 to $119.3 million in the 26 weeks ended August 2, 2008.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		26 Weeks Ended
	August 2,	August 4,	August 2,	August 4,
	2008	2007	2008	2007
	(In millions)
		(Unaudited)

Sales by operating segment are as follows:
United States	$1,316.9	$1,026.7	$2,694.0	$2,030.7
Canada	114.7	84.6	243.6	164.7
Australia	148.0	93.8	251.4	166.1
Europe	224.8	133.1	429.0	255.7

Total	$1,804.4	$1,338.2	$3,618.0	$2,617.2

Operating earnings (loss) by operating segment are as follows:
United States	$82.4	$38.1	$175.2	$91.7
Canada	5.7	5.5	11.5	9.2
Australia	13.7	8.0	21.5	12.5
Europe	(1.7)	(0.8)	1.8	(2.0)

Total	$100.1	$50.8	$210.0	$111.4

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of August 2, 2008, the United States segment included 4,180 GameStop stores, compared to 3,918 on August 4, 2007. Sales for the 13 and 26 weeks ended August 2, 2008 increased 28.3% and 32.7%, respectively, compared to the 13 and 26 weeks ended August 4, 2007 as a result of increased sales at existing stores and the opening of 436 new stores since May 5, 2007 and 482 stores since February 3, 2007, including 68 and 154 stores in the 13 and 26 weeks ended August 2, 2008, respectively. Sales at existing stores increased due to strong sales of new video game software and used video game products which is typical in the years following the release of new hardware platforms. As the installed base of the new hardware platforms expands, more new software titles become available and trade-ins of used video game products applied toward the purchase of new video games lead to increased sales of new and used video game products. Segment operating income for the 13 and 26 weeks ended August 2, 2008 increased by 116.3% and 91.1%, respectively, compared to the 13 and 26 weeks ended August 4, 2007 driven by strong sales of new video game software and used video game products and their related accessories, as well as the leveraging of selling, general and administrative expenses.

Canada

Sales in the Canadian segment in the 13 and 26 weeks ended August 2, 2008 increased 35.6% and 47.9%, respectively, compared to the 13 and 26 weeks ended August 4, 2007. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 45 and 49 stores opened since May 5, 2007 and February 3, 2007, respectively. As of August 2, 2008, the Canadian segment had 316 stores compared to 272 stores at August 4, 2007. The increase in sales at existing stores was driven by strong sales of new video game software related to the new hardware platforms. Segment operating income for the 13 and 26 weeks ended August 2, 2008 increased by 3.6% and 25.0%, respectively, compared to the 13 and 26 weeks ended August 4, 2007 driven by the increased sales discussed above and the leveraging of selling, general and administrative expenses and the favorable impact of changes in exchange rates since the prior year. For the 13 and 26 weeks ended August 2, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.3 million and $1.1 million, respectively.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of August 2, 2008, the Australian segment included 316 stores, compared to 243 at August 4, 2007. Sales for the 13 and 26 weeks ended August 2, 2008 increased 57.8% and 51.4%, respectively, compared to the 13 and 26 weeks ended August 4, 2007. The increase in sales was due to higher sales at existing stores and the additional sales at the 83 and 98 stores opened since May 5, 2007 and February 3, 2007, respectively. The increase in sales at existing stores was primarily due to a strong software title lineup and the availability of the new hardware platforms in the second quarter of fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of the platforms increased and more software became available. Segment operating income in the 13 and 26 weeks ended August 2, 2008 increased by 71.3% and 72.0%, respectively, when compared to the 13 and 26 weeks ended August 4, 2007. The increase was driven by the increased sales discussed above and the leveraging of selling, general and administrative expenses. For the 13 and 26 weeks ended August 2, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $1.5 million and $2.4 million, respectively.

Europe

Segment results for Europe include retail operations in 12 European countries. As of August 2, 2008, the European segment operated 745 stores compared to 521 stores as of August 4, 2007. For the 13 and 26 weeks ended August 2, 2008, European sales increased 68.9% and 67.8%, respectively, compared to the 13 and 26 weeks ended August 4, 2007. The increase in sales was primarily due to the increase in sales at existing stores and the additional sales at the 271 and 292 stores opened since May 5, 2007 and February 3, 2007, respectively, including the 49 stores acquired from Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), in Norway during the first quarter of fiscal 2008. The increase in sales at existing stores was primarily due to a strong software title lineup and the availability of the new hardware platforms in the second quarter of fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of the platforms increased and more software became available.

The segment operating loss in Europe was $1.7 million in the 13 weeks ended August 2, 2008 compared to the operating loss in the 13 weeks ended August 4, 2007 of $0.8 million. The segment operating income in Europe for the 26 weeks ended August 2, 2008 was $1.8 million compared to the operating loss in the 26 weeks ended August 4, 2007 of $2.0 million. The increase in the operating loss for the 13 weeks ended August 2, 2008 compared to the 13 weeks ended August 4, 2007 was primarily due to the increased selling, general and administrative expenses associated with the operation and conversion of the FRS stores to the GameStop format. The increase in operating earnings in the 26 weeks ended August 2, 2008 compared to the 26 weeks ended August 4, 2007 was due to the increase in sales and related margin, offset by the increase in selling, general and administrative expenses discussed for this quarter.

In addition, for the 26 weeks ended August 2, 2008, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.7 million. There was no material change in operating earnings related to the effect of the exchange rates for the 13 weeks ended August 2, 2008 when compared to the 13 weeks ended August 4, 2007.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended August 2, 2008, cash used in operations was $210.2 million, compared to cash used in operations of $196.6 million during the 26 weeks ended August 4, 2007. The increase of cash used in operations of $13.6 million from the 26 weeks ended August 4, 2007 to the 26 weeks ended August 2, 2008 was primarily due to an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, of $81.5 million and a decrease in the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards of $29.5 million. Also contributing to the increase in cash used in operations for the 26 weeks ended August 2, 2008 compared to the same period ended August 4, 2007 was an increase in working capital of $124.6 million primarily due to an increase in merchandise inventories of $133.1 million due to an increase in store count and sales levels.

Cash used in investing activities was $131.8 million and $70.3 million during the 26 weeks ended August 2, 2008 and August 4, 2007, respectively. During the 26 weeks ended August 2, 2008, $81.5 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, the Company used $50.3 million, net of cash acquired, to acquire FRS, The Gamesman Limited and an increased ownership interest in GameStop Group Limited. During the 26 weeks ended August 4, 2007, $71.4 million of cash was used primarily to open 236 new stores in the U.S. and internationally and to invest in information systems, offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth quarter of the 53 weeks ended February 3, 2007.

Cash provided by financing activities was $24.5 million for the 26 weeks ended August 2, 2008 and cash used in financing activities for the 26 weeks ended August 4, 2007 was $37.1 million. The cash provided by financing activities for the 26 weeks ended August 2, 2008 was primarily due to the issuance of shares relating to stock option exercises of $26.7 million and $33.0 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock, respectively. These inflows were offset by the repurchase of $30.0 million of principal value of the Company’s senior notes. The cash used in financing activities for the 26 weeks ended August 4, 2007 was primarily due to the repurchase of $20.0 million and $130.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively. These cash outflows were offset by $46.8 million received for the issuance of shares relating to stock option exercises and $62.6 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock.

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

In October 2005, in connection with the merger with EB, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 2, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 2, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7.3 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 2, 2008, there was $3.7 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.9 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of August 2, 2008, the unamortized original issue discount was $4.8 million. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of August 2, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 335 stores in the 26 weeks ended August 2, 2008 and expects to open approximately 550 to 600 stores in total during fiscal 2008. Capital expenditures for fiscal 2008 are projected to be approximately $170 million to $180 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

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

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20 million of its Senior Notes and $130 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $2.0 million and $8.8 million for the 13 and 26 week periods ended August 4, 2007, respectively, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its Board of Directors authorized the redemption of the remaining $120 million of Senior Floating Rate Notes outstanding. The Company redeemed the Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.00%, plus all accrued and unpaid interest through the redemption date. The Company incurred a one-time pre-tax charge of $3.8 million associated with the redemption, which represents a $2.4 million redemption premium and $1.4 million to recognize unamortized deferred financing costs.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of August 2, 2008, the Company had repurchased $30 million of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2.3 million, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

During October 2007, the Company paid the final principal payment of $12.2 million to Barnes & Noble, Inc. (“Barnes & Noble”) on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

On April 5, 2008, the Company purchased all the outstanding stock of FRS for $21.0 million, net of cash acquired. FRS operates 49 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. The Company intends to convert these stores into video game stores with an inventory assortment similar to its other stores in Norway.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27.4 million. The transaction was completed in June 2008 and recorded in accordance with the provisions of the Statement of Financial Accounting Standards No. 141, Business Acquisitions.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Policies

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 161 may have on its consolidated financial statements.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts at August 2, 2008 was a liability of $8.2 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of August 2, 2008 would result in a (loss) or gain in value of the forwards, options and swaps of ($23.9 million) or $23.9 million, respectively.

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

Plaintiffs’ new Alabama counsel has named a new expert, a psychiatrist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The motion to bar this testimony in this case is set for October 30, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

The Company’s Annual Meeting of Stockholders was held on June 24, 2008. At the close of business on the record date for the meeting (which was May 1, 2008), there were 163,189,494 shares of Class A common stock outstanding and entitled to vote at the meeting. Holders of 149,513,837 shares of Class A common stock (with one vote per share) were present at the meeting, either in person or by proxy.

The Company’s stockholders approved, by the following vote, the amendment and restatement of the Amended and Restated GameStop Corp. Supplemental Compensation Plan which increases the maximum cash bonus payable to any participating executive officer with respect to any fiscal year from $2,500,000 to $3,500,000.

In Favor	Against	Abstained	Broker Non-Votes

124,092,297	7,919,758	1,074,456	16,427,326

The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

Leonard Riggio	147,135,326	2,378,511
Stanley (Mickey) Steinberg	147,112,230	2,401,607
Gerald R. Szczepanski	147,157,055	2,356,782
Lawrence S. Zilavy	146,944,655	2,569,182

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: R. Richard Fontaine, Daniel A. DeMatteo, Jerome L. Davis, Steven R. Koonin, Michael N. Rosen, Stephanie M. Shern and Edward A. Volkwein.

The Company’s stockholders also ratified the appointment of BDO Seidman, LLP as the registered independent public accounting firm of the Company for the fiscal year ending January 31, 2009 by the following vote:

In Favor	Against	Abstained

148,050,681	405,773	1,057,383

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Second Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
10.22	Executive Employment Agreement, dated as of August 28, 2008, between GameStop Corp. and J. Paul Raines.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 11, 2008

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 11, 2008

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Second Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
10.22	Executive Employment Agreement, dated as of August 28, 2008, between GameStop Corp. and J. Paul Raines.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2008.