Form 10-Q
period 2008-11-01
GameStop Corp.
filed 2008-12-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2008
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of November 21, 2008: 163,776,078

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1,	November 3,	February 2,
	2008	2007	2008
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$478,056	$277,808	$857,414
Receivables, net	50,730	47,443	56,019
Merchandise inventories, net	1,424,249	1,164,229	801,025
Deferred income taxes — current	29,200	38,458	27,481
Prepaid expenses	56,759	52,351	48,915
Prepaid taxes	68,222	73,257	—
Other current assets	45,690	7,264	3,863

Total current assets	2,152,906	1,660,810	1,794,717

Property and equipment:
Land	10,229	12,026	11,870
Buildings and leasehold improvements	404,660	358,445	378,611
Fixtures and equipment	590,565	516,767	538,738

Total property and equipment	1,005,454	887,238	929,219
Less accumulated depreciation and amortization	502,348	386,658	417,550

Net property and equipment	503,106	500,580	511,669
Goodwill, net	1,443,782	1,402,845	1,402,440
Deferred taxes	28,681	9,496	26,332
Other noncurrent assets	35,226	41,109	40,733

Total noncurrent assets	2,010,795	1,954,030	1,981,174

Total assets	$4,163,701	$3,614,840	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,102,639	$977,830	$844,376
Accrued liabilities	366,147	313,844	416,181

Total current liabilities	1,468,786	1,291,674	1,260,557

Senior notes payable, long-term portion, net	545,462	574,229	574,473
Other liabilities	85,273	78,692	78,415

Total long-term liabilities	630,735	652,921	652,888

Total liabilities	2,099,521	1,944,595	1,913,445

Commitments and Contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,776, 160,959 and 161,007 shares issued and outstanding, respectively	164	161	161
Additional paid-in-capital	1,299,721	1,200,586	1,208,474
Accumulated other comprehensive income (loss)	(23,870)	37,091	31,603
Retained earnings	788,165	432,407	622,208

Total stockholders’ equity	2,064,180	1,670,245	1,862,446

Total liabilities and stockholders’ equity	$4,163,701	$3,614,840	$3,775,891

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,695,746	$1,611,201	$5,313,783	$4,228,377
Cost of sales	1,222,317	1,191,637	3,882,825	3,098,745

Gross profit	473,429	419,564	1,430,958	1,129,632
Selling, general and administrative expenses	335,722	288,954	1,012,134	824,504
Depreciation and amortization	35,767	33,705	106,912	96,858
Merger-related expenses	16,605	—	16,605	—

Operating earnings	85,335	96,905	295,307	208,270
Interest income	(3,672)	(2,627)	(10,242)	(9,191)
Interest expense	12,479	14,549	36,748	48,575
Debt extinguishment expense	—	3,840	2,331	12,591

Earnings before income tax expense	76,528	81,143	266,470	156,295
Income tax expense	29,859	29,186	100,513	57,805

Net earnings	$46,669	$51,957	$165,957	$98,490

Net earnings per common share-basic	$0.29	$0.32	$1.02	$0.63

Weighted average shares of common stock-basic	163,736	160,048	162,983	157,308

Net earnings per common share-diluted	$0.28	$0.31	$0.99	$0.60

Weighted average shares of common stock-diluted	167,995	166,357	167,813	164,128

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income (Loss)	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at February 2, 2008	161,007	$161	$1,208,474	$31,603	$622,208	$1,862,446
Comprehensive income:
Net earnings for the 39 weeks ended November 1, 2008	—	—	—	—	165,957
Foreign currency translation	—	—	—	(55,473)	—
Total comprehensive income						110,484
Stock-based compensation	—	—	28,433	—	—	28,433
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $37,235)	2,769	3	62,814	—	—	62,817

Balance at November 1, 2008	163,776	$164	$1,299,721	$(23,870)	$788,165	$2,064,180

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$165,957	$98,490
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	107,913	97,576
Amortization and retirement of deferred financing fees	1,825	5,198
Amortization and retirement of original issue discount on senior notes	989	918
Stock-based compensation expense	28,433	20,311
Deferred taxes	(8,285)	(4,754)
Excess tax benefits realized from exercise of stock-based awards	(33,925)	(92,628)
Loss on disposal of property and equipment	3,960	4,979
Increase in other long-term liabilities	11,256	9,305
Increase in liability to landlords for tenant allowances, net	3,394	3,810
Change in the value of foreign exchange contracts	(42,535)	3,423
Changes in operating assets and liabilities, net
Receivables, net	2,736	(11,336)
Merchandise inventories	(688,441)	(447,307)
Prepaid expenses and other current assets	(16,538)	(14,007)
Prepaid taxes	(39,359)	38,551
Accounts payable and accrued liabilities	302,854	148,036

Net cash flows used in operating activities	(199,766)	(139,435)

Cash flows from investing activities:
Purchase of property and equipment	(132,758)	(124,757)
Acquisitions, net of cash acquired	(50,800)	1,062

Net cash flows used in investing activities	(183,558)	(123,695)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	(270,000)
Repayment of other debt	—	(12,173)
Issuance of shares relating to stock options	28,432	64,308
Excess tax benefits realized from exercise of stock-based awards	33,925	92,628
Net change in other noncurrent assets and deferred financing fees	(2,890)	6,233

Net cash flows provided by (used in) financing activities	29,467	(119,004)

Exchange rate effect on cash and cash equivalents	(25,501)	7,539

Net decrease in cash and cash equivalents	(379,358)	(374,595)
Cash and cash equivalents at beginning of period	857,414	652,403

Cash and cash equivalents at end of period	$478,056	$277,808

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 1, 2008 are not indicative of the results to be expected for the 52 weeks ending January 31, 2009 (“fiscal 2008”).

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our financial statements for the period ended November 1, 2008. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

statements for the period ended November 1, 2008. The Company does not currently own any securities, including cash equivalents, for which a dislocated market or other problem exists.

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

The following table provides the fair value of our financial assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheet as of November 1, 2008:

November 1, 2008
Level 2
(In thousands)

Assets
Foreign Currency Contracts	$42,862
Company-owned life insurance	2,408

Total assets	$45,270

Liabilities
Foreign Currency Contracts	$12,418
Non-qualified deferred compensation	1,019

Total liabilities	$13,437

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

On April 5, 2008, the Company purchased all the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), for $21,006, net of cash acquired. FRS operates 49 record stores in Norway and also operates office and warehouse facilities in Oslo, Norway. The Company is converting these stores into video game stores with an inventory assortment similar to its other stores in Norway. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $17,871, recorded as goodwill.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27,383. The transaction was completed in June 2008 and recorded in accordance with the provisions of Statement of Financial Accounting Standards No. 141, Business Acquisitions.

During July 2008, the Company purchased certain assets and website operations from The Gamesman Limited, a video game and entertainment software retailer including eight stores in New Zealand, for $1,910. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $605, recorded as goodwill.

The pro forma effect assuming the above acquisitions were made at the beginning of fiscal 2007 is not material to the Company’s consolidated financial statements.

4.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended November 1, 2008 and November 3, 2007. The options to purchase common stock granted during the 39 weeks ended November 1, 2008 and November 3, 2007 were 1,362 and 939, respectively, with a weighted-average fair value estimated at $15.45 and $10.16 per share, respectively, using the following assumptions:

	39 Weeks Ended
	November 1,	November 3,
	2008	2007

Volatility	38.2%	40.5%
Risk-free interest rate	2.4%	4.8%
Expected life (years)	3.5	4.0
Expected dividend yield	0%	0%

In the 13 weeks ended November 1, 2008 and November 3, 2007, the Company included compensation expense relating to stock option grants of $3,916 and $3,866, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 39 weeks ended November 1, 2008 and November 3, 2007, the Company included compensation expense relating to stock option grants of $12,733 and $11,937, respectively, in selling, general and administrative expenses. As of November 1, 2008, the unrecognized compensation expense related to the unvested portion of our stock options was $18,416, which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic values of options exercised during the 13 weeks ended November 1, 2008 and November 3, 2007 were $3,236 and $84,100, respectively. The total intrinsic values of options exercised during the 39 weeks ended November 1, 2008 and November 3, 2007 were $86,981 and $262,002, respectively.

During the 13 weeks ended November 1, 2008 and November 3, 2007, the Company granted 67 shares and 10 shares, respectively, of restricted stock which had a fair market value of $43.24 and $56.76 per share, respectively. The restricted shares vest in equal annual installments over three years. During the 39 weeks ended November 1, 2008 and November 3, 2007, the Company granted 602 shares and 974 shares, respectively, of restricted stock which had a weighted-average fair market value of $49.20 and $27.09 per share, respectively. The restricted shares vest in equal annual installments over three years. During the 13 weeks ended November 1, 2008 and November 3, 2007, the Company included compensation expense relating to the restricted share grants in the amount of $4,449 and $2,800, respectively, in selling, general and administrative expenses in the accompanying

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

condensed consolidated statements of operations. During the 39 weeks ended November 1, 2008 and November 3, 2007, the Company included compensation expense relating to the restricted share grants in the amount of $15,700 and $8,374, respectively, in selling, general and administrative expenses. As of November 1, 2008, there was $28,096 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.

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

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(In thousands, except per share data)

Net earnings	$46,669	$51,957	$165,957	$98,490

Weighted average common shares outstanding	163,736	160,048	162,983	157,308
Dilutive effect of options and restricted shares on common stock	4,259	6,309	4,830	6,820

Common shares and dilutive potential common shares	167,995	166,357	167,813	164,128

Net earnings per common share:
Basic	$0.29	$0.32	$1.02	$0.63

Diluted	$0.28	$0.31	$0.99	$0.60

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended November 1, 2008	1,342	49.95	2010 - 2018
13 Weeks Ended November 3, 2007	2	—	2010

6.	Debt

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of November 1, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 1, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7,496.

In September 2008, in connection with the acquisition of SFMI Micromania (“Micromania”), the Company accepted a Commitment Letter (the “Commitment”) from Bank of America, N.A. and Banc of America Securities LLC to provide a $150,000 junior term loan facility (the “Term Loans”). The Commitment provides for term loans up to an aggregate of $150,000, consisting of a $50,000 secured term loan and a $100,000 unsecured term loan, subject to the execution and delivery of definitive loan documents, an amendment to the existing Revolver permitting the Term Loans, and the completion of other documents and conditions customary for the Term Loans.

In October 2008, the Company amended the Revolver to permit both the acquisition of Micromania and the Term Loans. In addition, during any period for which the Term Loans are outstanding, the amendment increases the applicable margin under the Revolver (i) payable on LIBO rate loans to a range of 1.5% to 2.0% from the current range of 1.0% to 1.5% and (ii) payable on prime rate loans to a range of 0.5% to 0.75% from the current range of 0.0% to 0.25%. The margins applicable prior to the entry into the amendment shall apply once the Term Loans are no longer outstanding.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 1, 2008, there were $86 of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4,386.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. As of November 1, 2008, the unamortized original issue discount was $4,538. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of November 1, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100,000 of its Senior Notes and Senior Floating Rate Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $8,751 for the 39 week period ended November 3, 2007, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of November 1, 2008, the Company had repurchased $30,000 of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2,331, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During October 2007, the Company paid the final principal payment of $12,173 to Barnes & Noble, Inc. (“Barnes & Noble”) on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

7.	Comprehensive income (loss)

Comprehensive income (loss) is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(In thousands)

Net earnings	$46,669	$51,957	$165,957	$98,490
Other comprehensive income:
Foreign currency translation adjustments	(57,254)	17,732	(55,473)	33,864

Total comprehensive income (loss)	$(10,585)	$69,689	$110,484	$132,354

8.	Income Taxes

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

For the 13 weeks ended November 1, 2008 and November 3, 2007, the Company recognized an increase of $735 and $268 in the liability for unrecognized tax benefits, respectively, and an increase of $583 and $571 for interest and penalties, respectively. For the 39 weeks ended November 1, 2008 and November 3, 2007, the Company recognized an increase of $78 and decrease of $1,418 in the liability for unrecognized tax benefits, respectively, and an increase of $1,340 and $1,688 for interest and penalties, respectively. As of November 1, 2008, the gross amount of unrecognized tax benefits, interest and penalties was $25,643. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $20,630 as of November 1, 2008. The Company had $5,013 in interest and penalties related to unrecognized tax benefits accrued as of November 1, 2008.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 39 weeks ended November 1, 2008 and November 3, 2007 are based upon management’s estimate of the Company’s annualized effective tax rate.

9.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, a stockholder of the Company until November 2004 and an affiliate through a common stockholder who is the chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. Management deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

November 1, 2008 and November 3, 2007, these charges amounted to $262 and $289, respectively. During the 39 weeks ended November 1, 2008 and November 3, 2007, these charges amounted to $846 and $776, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against the Company will be allocated to the Company. During the 13 weeks ended November 1, 2008 and November 3, 2007, these charges amounted to $16 and $124, respectively. During the 39 weeks ended November 1, 2008 and November 3, 2007, these charges amounted to $120 and $259, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $70 and $54 for the 13 weeks ended November 1, 2008 and November 3, 2007, respectively, and $213 and $153 for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.

In October 2004, the Company’s Board of Directors authorized a repurchase of the common stock held by Barnes & Noble. The Company repurchased 12,214 shares of its common stock at a price equal to $9.13 per share for aggregate consideration before expenses of $111,520. The Company paid $37,500 in cash and issued a promissory note in the principal amount of $74,020, which was payable in installments and bore interest at 5.5% per annum, payable when principal installments were due. The Company’s final scheduled principal payment of $12,173 was paid in October 2007. Interest expense on the promissory note for the 13 weeks and 39 weeks ended November 3, 2007 totaled $106 and $444, respectively.

10.	Commitments and Contingencies

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

Plaintiffs’ counsel has named a new expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony has been reset for final argument on December 12, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, PC entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1,		November 3,		November 1,		November 3,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
				(Unaudited)

Sales:
New video game hardware	$328.4	19.3%	$373.9	23.2%	$1,047.1	19.7%	$949.1	22.4%
New video game software	703.3	41.5%	636.9	39.5%	2,201.1	41.4%	1,591.7	37.7%
Used video game products	425.1	25.1%	356.3	22.1%	1,312.4	24.7%	1,040.0	24.6%
Other	238.9	14.1%	244.1	15.2%	753.2	14.2%	647.6	15.3%

Total	$1,695.7	100.0%	$1,611.2	100.0%	$5,313.8	100.0%	$4,228.4	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1,		November 3,		November 1,		November 3,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
				(Unaudited)

Gross Profit:
New video game hardware	$25.4	7.7%	$27.5	7.4%	$68.4	6.5%	$70.6	7.4%
New video game software	158.5	22.5%	132.1	20.7%	460.4	20.9%	324.1	20.4%
Used video game products	204.8	48.2%	172.6	48.5%	643.0	49.0%	510.0	49.0%
Other	84.7	35.5%	87.4	35.8%	259.2	34.4%	224.9	34.7%

Total	$473.4	27.9%	$419.6	26.0%	$1,431.0	26.9%	$1,129.6	26.7%

12.	Segment Information

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company measures segment profit using operating earnings before merger-related expenses which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2007 and there has been no material change in total assets by segment since February 2, 2008. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
		(In thousands)
		(Unaudited)

Sales by operating segment were as follows:
United States	$1,278,351	$1,241,205	$3,972,394	$3,271,940
Canada	116,125	115,867	359,753	280,557
Australia	97,906	89,418	349,314	255,517
Europe	203,364	164,711	632,322	420,363

Total	$1,695,746	$1,611,201	$5,313,783	$4,228,377

Segment operating earnings excluding merger-related expenses were as follows:
United States	$86,260	$73,856	$261,428	$165,540
Canada	7,377	10,010	18,849	19,185
Australia	6,898	7,360	28,445	19,837
Europe	1,405	5,679	3,190	3,708

Total	$101,940	$96,905	$311,912	$208,270

13.	Supplemental Cash Flow Information

	39 Weeks Ended
	November 1,	November 3,
	2008	2007
	(In thousands)
	(Unaudited)

Cash paid during the period for:
Interest	$43,892	$57,518

Income taxes	$143,877	$30,613

14.	Consolidating Financial Statements

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

The following condensed consolidating financial statements present the financial position as of November 1, 2008, November 3, 2007 and February 2, 2008 and results of operations for the 13 and 39 weeks ended November 1, 2008 and November 3, 2007 and cash flows for the 39 weeks ended November 1, 2008 and November 3, 2007 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$233,472	$244,584	$—	$478,056
Receivables, net	388,226	15,186	(352,682)	50,730
Merchandise inventories, net	981,171	443,078	—	1,424,249
Deferred income taxes — current	26,478	2,722	—	29,200
Prepaid expenses	43,132	13,627	—	56,759
Prepaid taxes	72,885	(4,663)	—	68,222
Other current assets	38,364	7,326	—	45,690

Total current assets	1,783,728	721,860	(352,682)	2,152,906

Property and equipment:
Land	2,670	7,559	—	10,229
Buildings and leasehold improvements	273,320	131,340	—	404,660
Fixtures and equipment	486,274	104,291	—	590,565

Total property and equipment	762,264	243,190	—	1,005,454
Less accumulated depreciation and amortization	410,639	91,709	—	502,348

Net property and equipment	351,625	151,481	—	503,106
Investment	539,949	—	(539,949)	—
Goodwill, net	1,096,621	347,161	—	1,443,782
Deferred taxes	7,378	21,303	—	28,681
Other noncurrent assets	21,390	13,836	—	35,226

Total noncurrent assets	2,016,963	533,781	(539,949)	2,010,795

Total assets	$3,800,691	$1,255,641	$(892,631)	$4,163,701

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$822,089	$280,550	$—	$1,102,639
Accrued liabilities	295,161	423,668	(352,682)	366,147

Total current liabilities	1,117,250	704,218	(352,682)	1,468,786

Senior notes payable, long-term portion, net	545,462	—	—	545,462
Other liabilities	73,799	11,474	—	85,273

Total long-term liabilities	619,261	11,474	—	630,735

Total liabilities	1,736,511	715,692	(352,682)	2,099,521

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,776 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,299,721	402,844	(402,844)	1,299,721
Accumulated other comprehensive income (loss)	(23,870)	(29,494)	29,494	(23,870)
Retained earnings	788,165	166,599	(166,599)	788,165

Total stockholders’ equity	2,064,180	539,949	(539,949)	2,064,180

Total liabilities and stockholders’ equity	$3,800,691	$1,255,641	$(892,631)	$4,163,701

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
	2007	2007	Eliminations	2007
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$196,705	$81,103	$—	$277,808
Receivables, net	181,422	13,888	(147,867)	47,443
Merchandise inventories, net	770,742	393,487	—	1,164,229
Deferred income taxes — current	36,294	2,164	—	38,458
Prepaid expenses	37,701	14,650	—	52,351
Prepaid taxes	76,155	(2,898)	—	73,257
Other current assets	309	6,955	—	7,264

Total current assets	1,299,328	509,349	(147,867)	1,660,810

Property and equipment:
Land	2,670	9,356	—	12,026
Buildings and leasehold improvements	236,468	121,977	—	358,445
Fixtures and equipment	411,352	105,415	—	516,767

Total property and equipment	650,490	236,748	—	887,238
Less accumulated depreciation and amortization	307,116	79,542	—	386,658

Net property and equipment	343,374	157,206	—	500,580
Investment	519,760	—	(519,760)	—
Goodwill, net	1,097,027	305,818	—	1,402,845
Deferred taxes	(5,787)	15,283	—	9,496
Other noncurrent assets	25,920	15,189	—	41,109

Total noncurrent assets	1,980,294	493,496	(519,760)	1,954,030

Total assets	$3,279,622	$1,002,845	$(667,627)	$3,614,840

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$716,778	$261,052	$—	$977,830
Accrued liabilities	249,248	212,463	(147,867)	313,844

Total current liabilities	966,026	473,515	(147,867)	1,291,674

Senior notes payable, long-term portion, net	574,229	—	—	574,229
Other liabilities	69,122	9,570	—	78,692

Total long-term liabilities	643,351	9,570	—	652,921

Total liabilities	1,609,377	483,085	(147,867)	1,944,595

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 160,959 shares issued and outstanding	161	—	—	161
Additional paid-in-capital	1,200,586	397,858	(397,858)	1,200,586
Accumulated other comprehensive income	37,091	16,774	(16,774)	37,091
Retained earnings	432,407	105,128	(105,128)	432,407

Total stockholders’ equity	1,670,245	519,760	(519,760)	1,670,245

Total liabilities and stockholders’ equity	$3,279,622	$1,002,845	$(667,627)	$3,614,840

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$671,333	$186,081	$—	$857,414
Receivables, net	198,923	22,616	(165,520)	56,019
Merchandise inventories, net	501,861	299,164	—	801,025
Deferred income taxes — current	24,153	3,328	—	27,481
Prepaid expenses	36,793	12,122	—	48,915
Other current assets	326	3,537	—	3,863

Total current assets	1,433,389	526,848	(165,520)	1,794,717

Property and equipment:
Land	2,670	9,200	—	11,870
Buildings and leasehold improvements	246,907	131,704	—	378,611
Fixtures and equipment	427,623	111,115	—	538,738

Total property and equipment	677,200	252,019	—	929,219
Less accumulated depreciation and amortization	331,176	86,374	—	417,550

Net property and equipment	346,024	165,645	—	511,669
Investment	543,088	—	(543,088)	—
Goodwill, net	1,096,622	305,818	—	1,402,440
Deferred taxes	7,378	18,954	—	26,332
Other noncurrent assets	24,098	16,635	—	40,733

Total noncurrent assets	2,017,210	507,052	(543,088)	1,981,174

Total assets	$3,450,599	$1,033,900	$(708,608)	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$635,722	$208,654	$—	$844,376
Accrued liabilities	309,472	272,229	(165,520)	416,181

Total current liabilities	945,194	480,883	(165,520)	1,260,557

Senior notes payable, long-term portion, net	574,473	—	—	574,473
Other liabilities	68,486	9,929	—	78,415

Total long-term liabilities	642,959	9,929	—	652,888

Total liabilities	1,588,153	490,812	(165,520)	1,913,445

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	57,407	(57,407)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 shares issued and outstanding	161	31,484	(31,484)	161
Additional paid-in-capital	1,208,474	296,860	(296,860)	1,208,474
Accumulated other comprehensive income	31,603	11,262	(11,262)	31,603
Retained earnings	622,208	146,075	(146,075)	622,208

Total stockholders’ equity	1,862,446	543,088	(543,088)	1,862,446

Total liabilities and stockholders’ equity	$3,450,599	$1,033,900	$(708,608)	$3,775,891

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 13 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,278,351	$417,395	$—	$1,695,746
Cost of sales	913,079	309,238	—	1,222,317

Gross profit	365,272	108,157	—	473,429
Selling, general and administrative expenses	252,449	83,273	—	335,722
Depreciation and amortization	26,563	9,204		35,767
Merger-related expenses	16,605	—	—	16,605

Operating earnings	69,655	15,680	—	85,335
Interest income	(6,420)	(5,117)	7,865	(3,672)
Interest expense	12,072	8,272	(7,865)	12,479

Earnings before income tax expense	64,003	12,525	—	76,528
Income tax expense	24,640	5,219	—	29,859

Net earnings	$39,363	$7,306	$—	$46,669

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 13 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$1,241,205	$369,996	$—	$1,611,201
Cost of sales	912,910	278,727	—	1,191,637

Gross profit	328,295	91,269	—	419,564
Selling, general and administrative expenses	228,577	60,377	—	288,954
Depreciation and amortization	25,862	7,843	—	33,705

Operating earnings	73,856	23,049	—	96,905
Interest income	(4,988)	(4,912)	7,273	(2,627)
Interest expense	14,489	7,333	(7,273)	14,549
Debt extinguishment expense	3,840	—	—	3,840

Earnings before income tax expense	60,515	20,628	—	81,143
Income tax expense	22,515	6,671	—	29,186

Net earnings	$38,000	$13,957	$—	$51,957

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 39 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$3,972,394	$1,341,389	$—	$5,313,783
Cost of sales	2,879,882	1,002,943	—	3,882,825

Gross profit	1,092,512	338,446	—	1,430,958
Selling, general and administrative expenses	752,554	259,580	—	1,012,134
Depreciation and amortization	78,530	28,382	—	106,912
Merger-related expenses	16,605	—	—	16,605

Operating earnings	244,823	50,484	—	295,307
Interest income	(19,294)	(18,639)	27,691	(10,242)
Interest expense	36,753	27,686	(27,691)	36,748
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	225,033	41,437	—	266,470
Income tax expense	83,961	16,552	—	100,513

Net earnings	$141,072	$24,885	$—	$165,957

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 39 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Sales	$3,271,940	$956,437	$—	$4,228,377
Cost of sales	2,380,285	718,460	—	3,098,745

Gross profit	891,655	237,977	—	1,129,632
Selling, general and administrative expenses	651,294	173,210	—	824,504
Depreciation and amortization	74,821	22,037	—	96,858

Operating earnings	165,540	42,730	—	208,270
Interest income	(15,101)	(12,931)	18,841	(9,191)
Interest expense	48,320	19,096	(18,841)	48,575
Debt extinguishment expense	12,591	—	—	12,591

Earnings before income tax expense	119,730	36,565	—	156,295
Income tax expense	45,439	12,366	—	57,805

Net earnings	$74,291	$24,199	$—	$98,490

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 39 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$141,072	$24,885	$—	$165,957
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	79,477	28,436	—	107,913
Amortization and retirement of deferred financing fees	1,825	—	—	1,825
Amortization and retirement of original issue discount on senior notes	989	—	—	989
Stock-based compensation expense	28,433	—	—	28,433
Deferred taxes	(2,324)	(5,961)	—	(8,285)
Excess tax benefits realized from exercise of stock-based awards	(33,925)	—	—	(33,925)
Loss on disposal of property and equipment	1,569	2,391	—	3,960
Increase in other long-term liabilities	5,299	5,957	—	11,256
Increase in liability to landlords for tenant allowances, net	3,152	242	—	3,394
Change in the value of foreign exchange contracts	(40,233)	(2,302)	—	(42,535)
Changes in operating assets and liabilities, net
Receivables, net	(2,141)	4,877	—	2,736
Merchandise inventories	(479,311)	(209,130)	—	(688,441)
Prepaid expenses and other current assets	(6,031)	(10,507)	—	(16,538)
Prepaid taxes	(29,659)	(9,700)	—	(39,359)
Accounts payable and accrued liabilities	(50,359)	353,213	—	302,854

Net cash flows provided by (used in) operating activities	(382,167)	182,401	—	(199,766)

Cash flows from investing activities:
Purchase of property and equipment	(85,355)	(47,403)	—	(132,758)
Acquisitions, net of cash acquired	—	(50,800)	—	(50,800)

Net cash flows used in investing activities	(85,355)	(98,203)	—	(183,558)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	28,432	—	—	28,432
Excess tax benefits realized from exercise of stock-based awards	33,925	—	—	33,925
Net change in other noncurrent assets and deferred financing fees	(2,696)	(194)	—	(2,890)

Net cash flows provided by (used in) financing activities	29,661	(194)	—	29,467

Exchange rate effect on cash and cash equivalents	—	(25,501)	—	(25,501)

Net increase (decrease) in cash and cash equivalents	(437,861)	58,503	—	(379,358)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$233,472	$244,584	$—	$478,056

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 3,	November 3,		November 3,
For the 39 Weeks Ended November 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$74,291	$24,199	$—	$98,490
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	75,532	22,044	—	97,576
Amortization and retirement of deferred financing fees	5,198	—	—	5,198
Amortization and retirement of original issue discount on senior notes	918	—	—	918
Stock-based compensation expense	20,311	—	—	20,311
Deferred taxes	(2,978)	(1,776)	—	(4,754)
Excess tax benefits realized from exercise of stock-based awards	(92,628)	—	—	(92,628)
Loss on disposal of property and equipment	1,013	3,966	—	4,979
Increase in other long-term liabilities	4,795	4,510	—	9,305
Increase in liability to landlords for tenant allowances, net	3,531	279	—	3,810
Change in the value of foreign exchange contracts	7,213	(3,790)	—	3,423
Changes in operating assets and liabilities, net
Receivables, net	(8,297)	(3,039)	—	(11,336)
Merchandise inventories	(275,605)	(171,702)	—	(447,307)
Prepaid expenses and other current assets	(7,173)	(6,834)	—	(14,007)
Prepaid taxes	36,794	1,757	—	38,551
Accounts payable and accrued liabilities	(10,432)	158,468	—	148,036

Net cash flows provided by (used in) operating activities	(167,517)	28,082	—	(139,435)

Cash flows from investing activities:
Purchase of property and equipment	(94,244)	(30,513)	—	(124,757)
Acquisitions, net of cash acquired	1,062	—	—	1,062

Net cash flows used in investing activities	(93,182)	(30,513)	—	(123,695)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	—	—	(270,000)
Repayment of other debt	(12,173)	—	—	(12,173)
Issuance of shares relating to stock options	64,308	—	—	64,308
Excess tax benefits realized from exercise of stock-based awards	92,628	—	—	92,628
Net change in other noncurrent assets and deferred financing fees	127	6,106	—	6,233

Net cash flows used in financing activities	(125,110)	6,106	—	(119,004)

Exchange rate effect on cash and cash equivalents	—	7,539	—	7,539

Net increase (decrease) in cash and cash equivalents	(385,809)	11,214	—	(374,595)
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$196,705	$81,103	$—	$277,808

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Subsequent Events

On November 12, 2008, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A and Banc of America Securities LLC. The Term Loan Agreement provides for Term Loans in the aggregate of $150,000, consisting of a $50,000 secured term loan (“Term Loan A”) and a $100,000 unsecured term loan (“Term Loan B”). The Term Loan Agreement provides that the principal of Term Loan B will be repaid in four equal installments of $25,000 a week for four consecutive weeks, commencing on December 3, 2008. Term Loan A matures on March 31, 2009. Amounts borrowed under the Term Loan Agreement may not be reborrowed once repaid. Borrowings made pursuant to the Term Loan Agreement will bear interest, payable quarterly or, if earlier, at the end of any interest period, at a per annum rate equal to either (a) the prime loan rate, described in the Term Loan Agreement as the higher of (i) Bank of America N.A.’s prime rate or (ii) the federal funds rate plus 0.50%, in each case plus 1.75%, or (b) the LIBO rate (a publicly published rate) plus 3.75%.

The Term Loan Agreement contains customary affirmative and negative covenants, including limitations on GameStop and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, changes of business and transactions with affiliates. In addition, the Company will be subject to a fixed charge coverage ratio covenant of 1.5:1.0. The covenants permit the Company to use proceeds of the Term Loans for working capital, capital expenditures, payment of transaction costs and a portion of the consideration in connection with the acquisition of Micromania and for all other lawful corporate purposes.

Pursuant to the most recent amendment to the Revolver, the closing of the Term Loans increased the applicable margin under the Revolver (i) payable on LIBO rate loans to a range of 1.5% to 2.0% from the current range of 1.0% to 1.5% and (ii) payable on prime rate loans to a range of 0.5% to 0.75% from the current range of 0.0% to 0.25%. The margins applicable prior to the entry into the amendment shall apply once the Term Loans are no longer outstanding.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company completed the acquisition of substantially all of the outstanding capital stock of Micromania for approximately $628,531. Micromania is a leading retailer of video and computer games in France with 328 locations. The Company funded the transaction with cash on hand, funds drawn against its existing Revolver totaling $275,000, and the Term Loans. The purpose of the acquisition was to expand the Company’s presence in Europe. The Company has hired an independent valuation firm to provide analysis on the fair value of the assets acquired in the acquisition. It is impractical for us to provide the purchase price allocation related to Micromania at this time.

At the time of filing, the $275,000 draw against the Revolver and Term Loan B have been repaid. Term Loan A remains outstanding and bears interest at a rate of 5.75% per annum.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of November 1, 2008, we operated 5,734 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce websites under the names www.gamestop.com and www.ebgames.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

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

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	72.1	74.0	73.1	73.3

Gross profit	27.9	26.0	26.9	26.7
Selling, general and administrative expenses	19.8	17.9	19.0	19.5
Depreciation and amortization	2.1	2.1	2.0	2.3
Merger-related expenses	1.0	—	0.3	—

Operating earnings	5.0	6.0	5.6	4.9
Interest expense, net	0.5	0.8	0.5	0.9
Debt extinguishment expense	—	0.2	0.1	0.3

Earnings before income tax expense	4.5	5.0	5.0	3.7
Income tax expense	1.7	1.8	1.9	1.4

Net earnings	2.8%	3.2%	3.1%	2.3%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended November 1, 2008 and November 3, 2007, these purchasing, receiving and distribution costs amounted to $12.6 million and $10.4 million, respectively. For the 39 weeks ended November 1, 2008 and November 3, 2007, these purchasing, receiving and distribution costs amounted to $38.5 million and $29.9 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended November 1, 2008 and November 3, 2007, these processing fees amounted to $12.5 million and $12.1 million, respectively. For the 39 weeks ended November 1, 2008 and November 3, 2007, these processing fees amounted to $39.1 million and $31.3 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had a net effect of 0.1% of sales or less for all periods presented herein.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1,		November 3,		November 1,		November 3,
	2008		2007		2008		2007
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$328.4	19.3%	$373.9	23.2%	$1,047.1	19.7%	$949.1	22.4%
New video game software	703.3	41.5%	636.9	39.5%	2,201.1	41.4%	1,591.7	37.7%
Used video game products	425.1	25.1%	356.3	22.1%	1,312.4	24.7%	1,040.0	24.6%
Other	238.9	14.1%	244.1	15.2%	753.2	14.2%	647.6	15.3%

Total	$1,695.7	100.0%	$1,611.2	100.0%	$5,313.8	100.0%	$4,228.4	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1,		November 3,		November 1,		November 3,
	2008		2007		2008		2007
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$25.4	7.7%	$27.5	7.4%	$68.4	6.5%	$70.6	7.4%
New video game software	158.5	22.5%	132.1	20.7%	460.4	20.9%	324.1	20.4%
Used video game products	204.8	48.2%	172.6	48.5%	643.0	49.0%	510.0	49.0%
Other	84.7	35.5%	87.4	35.8%	259.2	34.4%	224.9	34.7%

Total	$473.4	27.9%	$419.6	26.0%	$1,431.0	26.9%	$1,129.6	26.7%

13 weeks ended November 1, 2008 compared with the 13 weeks ended November 3, 2007

Sales increased by $84.5 million, or 5.2%, from $1,611.2 million in the 13 weeks ended November 3, 2007 to $1,695.7 million in the 13 weeks ended November 1, 2008. The increase in sales was attributable to the addition of non-comparable store sales from the 876 stores opened since August 4, 2007 of approximately $128.0 million offset by decreases related to changes in foreign exchange rates of $16.1 million and the comparable store sales decrease of 1.8% for the third quarter of fiscal 2008. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decline in comparable store sales was due to the difficult comparison to the 13 weeks ended November 3, 2007 that included the launch of Halo 3. Halo 3, which was the largest launch in GameStop’s history, was released in September 2007 and had the effect of increasing both hardware and software sales and helped drive a 46.3% increase in comparable store sales in the prior year quarter.

New video game hardware sales decreased $45.5 million, or 12.2%, from $373.9 million in the 13 weeks ended November 3, 2007 to $328.4 million in the 13 weeks ended November 1, 2008, primarily due to the decline in sales of hardware related to the launch of Halo 3 in the 13 weeks ended November 3, 2007, offset by an increase in sales of newer hardware systems and the increase in store count since October 2007. New video game software sales increased $66.4 million, or 10.4%, from $636.9 million in the 13 weeks ended November 3, 2007 to $703.3 million in the 13 weeks ended November 1, 2008 despite the launch of Halo 3 in the prior year quarter. The increase in new video game software sales was primarily due to the strong sales of new video game titles released in fiscal 2008, the increased sales related to the expanding new hardware platform base and our increase in store count, offset by the impact of the Halo 3 launch in the 13 weeks ended November 3, 2007. Used video game product sales increased $68.8 million, or 19.3%, from $356.3 million in the 13 weeks ended November 3, 2007 to $425.1 million in the 13 weeks ended November 1, 2008. Used video game product sales grew due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Sales of other product categories declined slightly by 2.1%, or $5.2 million, from the 13 weeks ended November 3, 2007 to the 13 weeks ended November 1, 2008.

As a percentage of sales, new video game hardware and the other product category decreased and new video game software and used video game products increased in the 13 weeks ended November 1, 2008 compared to the 13 weeks ended November 3, 2007. This was due to the strong sales of new video game software and used video game products driven by the continued expansion of the installed base of the new video game consoles mentioned earlier and a strong lineup of video game titles released in the quarter.

Cost of sales increased slightly by $30.7 million, or 2.6%, from $1,191.6 million in the 13 weeks ended November 3, 2007 to $1,222.3 million in the 13 weeks ended November 1, 2008 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $53.8 million, or 12.8%, from $419.6 million in the 13 weeks ended November 3, 2007 to $473.4 million in the 13 weeks ended November 1, 2008. Gross profit as a percentage of sales increased from 26.0% in the 13 weeks ended November 3, 2007 to 27.9% in the 13 weeks ended November 1, 2008. The gross profit percentage increase was caused primarily by the shift in sales from new video game hardware to new video game software and used video game products as a percentage of total sales in the third quarter of fiscal 2008. New video game software and used video game products typically carry a much higher gross margin than hardware sales. Gross profit as a percentage of sales on new video game hardware and new video game software increased from 7.4% and 20.7%, respectively, in the 13 weeks ended November 3, 2007 to 7.7% and 22.5%, respectively, in the 13 weeks ended November 1, 2008, due primarily to an increase in vendor allowances received in excess of advertising expenses, which are recorded as a reduction in cost of sales. Gross profit as a percentage of sales on used video game products and the other product category had no significant change from the same period in the prior fiscal year.

Selling, general and administrative expenses increased by $46.7 million, or 16.2%, from $289.0 million in the 13 weeks ended November 3, 2007 to $335.7 million in the 13 weeks ended November 1, 2008. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as increased costs associated with foreign currency translation, which was a loss of $7.7 million in the 13 weeks ended November 1, 2008, compared to a gain of $3.0 million in the 13 weeks ended November 3, 2007. Selling, general and administrative expenses at 17.9% percent of sales in the 13 weeks ended November 3, 2007 were primarily a result of the leveraging of expenses associated with the dramatic increase in hardware and software sales resulting from the launch of Halo 3 in September 2007. Selling, general and administrative expenses at 19.8% percent of sales in the 13 weeks ended November 1, 2008 represented a return to normal levels of leveraging of expenses. Included in selling, general and administrative expenses is $8.4 million and $6.7 million in stock-based compensation expense for the 13 weeks ended November 1, 2008 and November 3, 2007, respectively.

Depreciation and amortization expense increased $2.1 million from $33.7 million in the 13 weeks ended November 3, 2007 to $35.8 million in the 13 weeks ended November 1, 2008. This increase was primarily due to capital expenditures associated with the opening of 191 new stores during the third quarter of fiscal 2008 and investments in management information systems.

The Company’s results of operations for the 13 weeks ended November 1, 2008 include $16.6 million in expenses associated with the acquisition of SFMI Micromania (“Micromania”) on November 17, 2008. The merger-related expenses consisted of losses associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

Interest income increased from $2.6 million in the 13 weeks ended November 3, 2007 to $3.7 million in the 13 weeks ended November 1, 2008 due primarily to interest income earned on higher invested cash balances. Interest expense decreased from $14.5 million in the 13 weeks ended November 3, 2007 to $12.5 million in the 13 weeks ended November 1, 2008 primarily due to the retirement of $30.0 million of the Company’s senior notes since November 3, 2007 and the redemption during the 13 weeks ended November 3, 2007 of $120.0 million of the Company’s senior floating rate notes. Debt extinguishment expense of $3.8 million was recognized in the 13 weeks ended November 3, 2007 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended November 3, 2007 and the 13 weeks ended November 1, 2008 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $29.2 million, or 36.0%, for the 13 weeks ended November 3, 2007 compared to $29.9 million, or 39.0% for the 13 weeks ended November 1, 2008. The increase in the effective tax rate was due primarily to the mix of tax rates on earnings and losses in our international operations and the impact of income tax expense related to unrecognized tax benefits, interest and penalties associated with our uncertain tax positions.

The factors described above led to a decrease in operating earnings of $11.6 million, or 12.0%, from $96.9 million in the 13 weeks ended November 3, 2007 to $85.3 million in the 13 weeks ended November 1, 2008, and a decrease in net earnings of $5.3 million, or 10.2%, from $52.0 million in the 13 weeks ended November 3, 2007 to $46.7 million in the 13 weeks ended November 1, 2008.

39 weeks ended November 1, 2008 compared with the 39 weeks ended November 3, 2007

Sales increased by $1,085.4 million, or 25.7%, from $4,228.4 million in the 39 weeks ended November 3, 2007 to $5,313.8 million in the 39 weeks ended November 1, 2008. The increase in sales was attributable to the comparable store sales increase of 14.1% for the 39-week period ended November 1, 2008, the addition of non-comparable store sales from the 1,112 stores opened since February 3, 2007 of approximately $434.2 million, and increases related to changes in foreign exchange rates of $61.0 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The comparable store sales increase was driven by strong sales of new video game software which is typical as the installed base of the new hardware platforms increases in the years following their launch.

New video game hardware sales increased $98.0 million, or 10.3%, from $949.1 million in the 39 weeks ended November 3, 2007 to $1,047.1 million in the 39 weeks ended November 1, 2008, primarily due to continued expansion of the installed base of the new hardware platforms and the increase in store count since the end of fiscal 2007. New video game software sales increased $609.4 million, or 38.3%, from $1,591.7 million in the 39 weeks ended November 3, 2007 to $2,201.1 million in the 39 weeks ended November 1, 2008, primarily due to the strong sales of new video game titles and the increased sales related to the new hardware platforms, as well as the new stores added since the end of fiscal 2007. Used video game product sales increased $272.4 million, or 26.2%, from $1,040.0 million in the 39 weeks ended November 3, 2007 to $1,312.4 million in the 39 weeks ended November 1, 2008. Used video game product sales grew primarily due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Sales of other product categories grew 16.3%, or $105.6 million, from the 39 weeks ended November 3, 2007 to the 39 weeks ended November 1, 2008, due to the increase in store count and the increase in new hardware platform accessories sales.

As a percentage of sales, new video game hardware and the other products category decreased in the 39 weeks ended November 1, 2008 compared to the 39 weeks ended November 3, 2007. This was due to the strong sales of new video game software driven by the continued expansion of the installed base of the new video game consoles mentioned earlier and a strong lineup of video game titles in fiscal 2008.

Cost of sales increased by $784.1 million, or 25.3%, from $3,098.7 million in the 39 weeks ended November 3, 2007 to $3,882.8 million in the 39 weeks ended November 1, 2008 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $301.4 million, or 26.7%, from $1,129.6 million in the 39 weeks ended November 3, 2007 to $1,431.0 million in the 39 weeks ended November 1, 2008. Gross profit as a percentage of sales increased from 26.7% in the 39 weeks ended November 3, 2007 to 26.9% in the 39 weeks ended November 1, 2008. Gross profit as a percentage of sales on new video game hardware decreased from 7.4% of sales for the 39 weeks ended November 3, 2007 to 6.5% for the 39 weeks ended November 1, 2008 due to a change in the mix of hardware units sold and a reduction in warranty attachment sales during fiscal 2008. Gross profit as a percentage of sales on new video game software increased from 20.4% for the 39 weeks ended November 3, 2007 to 20.9% for the 39 weeks ended November 1, 2008. Gross profit as a percentage of sales on used video game products and the other product category had no significant change from the same period in the prior fiscal year.

Selling, general and administrative expenses increased by $187.6 million, or 22.8%, from $824.5 million in the 39 weeks ended November 3, 2007 to $1,012.1 million in the 39 weeks ended November 1, 2008. This increase was primarily attributable to the increase in the number of stores in operation and related increases in store, distribution and corporate office operating expenses during fiscal 2008. Selling, general and administrative expenses as a percentage of sales decreased from 19.5% in the 39 weeks ended November 3, 2007 to 19.0% in the 39 weeks ended November 1, 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales of the new hardware platforms and their related software. Selling, general and administrative expenses include $28.4 million and $20.3 million in stock-based compensation expense for the 39 weeks ended November 1, 2008 and November 3, 2007, respectively.

Depreciation and amortization expense increased $10.0 million from $96.9 million for the 39 weeks ended November 3, 2007 to $106.9 million in the 39 weeks ended November 1, 2008. This increase was primarily due to capital expenditures associated with the opening of 526 new stores during the 39 weeks ended November 1, 2008 and investments in management information systems.

As discussed previously, the Company’s results of operations for the 39 weeks ended November 1, 2008 include $16.6 million in merger-related expenses associated with the acquisition of Micromania.

Interest income increased from $9.2 million in the 39 weeks ended November 3, 2007 to $10.2 million in the 39 weeks ended November 1, 2008. Interest expense decreased from $48.6 million in the 39 weeks ended November 3, 2007 to $36.7 million in the 39 weeks ended November 1, 2008 primarily due to the retirement of $30.0 million of the Company’s senior notes since November 3, 2007 and the retirement of the $270.0 million in senior notes and senior floating rate notes in the 39 week periods ended November 3, 2007. Debt extinguishment expense of $2.3 million and $12.6 million was recognized in the 39 week periods ended November 1, 2008 and November 3, 2007, respectively, as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 39 weeks ended November 3, 2007 and the 39 weeks ended November 1, 2008 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $57.8 million for the 39 weeks ended November 3, 2007 compared to $100.5 million for the 39 weeks ended November 1, 2008.

The factors described above led to an increase in operating earnings of $87.0 million, or 41.8%, from $208.3 million in the 39 weeks ended November 3, 2007 to $295.3 million in the 39 weeks ended November 1, 2008, and an increase in net earnings of $67.5 million, or 68.5%, from $98.5 million in the 39 weeks ended November 3, 2007 to $166.0 million in the 39 weeks ended November 1, 2008.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment and do not include merger-related expenses:

	13 Weeks Ended		39 Weeks Ended
	November 1,	November 3,	November 1,	November 3,
	2008	2007	2008	2007
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,278.4	$1,241.2	$3,972.4	$3,271.9
Canada	116.1	115.9	359.8	280.6
Australia	97.9	89.4	349.3	255.5
Europe	203.3	164.7	632.3	420.4

Total	$1,695.7	$1,611.2	$5,313.8	$4,228.4

Operating earnings by operating segment excluding merger-related expenses are as follows:
United States	$86.2	$73.9	$261.4	$165.6
Canada	7.4	10.0	18.9	19.2
Australia	6.9	7.3	28.4	19.8
Europe	1.4	5.7	3.2	3.7

Total	$101.9	$96.9	$311.9	$208.3

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.ebgames.com and Game Informer magazine. As of November 1, 2008, the United States segment included 4,264 GameStop stores, compared to 4,008 stores on November 3, 2007. Sales for the 13 and 39 weeks ended November 1, 2008 increased 3.0% and 21.4%, respectively, compared to the 13 and 39 weeks ended November 3, 2007. Sales for the 13 weeks ended November 1, 2008 increased due to the opening of 428 new stores since August 4, 2007, including 94 stores in the 13 weeks ended November 1, 2008. Sales at existing stores decreased slightly in the 13 weeks ended November 1, 2008 due to the difficult comparison to the 13 weeks ended November 3, 2007 which included the launch of Halo 3. Sales for the 39 weeks ended November 1, 2008 increased as a result of increased sales at existing stores and the opening of 576 stores since February 3, 2007, including 248 stores in the 39 weeks ended November 1, 2008. Sales at existing stores in the 39 weeks ended November 1, 2008 increased due to strong sales of new video game software and used video game products which is typical in the years following the release of new hardware platforms. As the installed base of the new hardware platforms expands, more new software titles become available and trade-ins of used video game products applied toward the purchase of new video games lead to increased sales of new and used video game products.

Segment operating income for the 13 weeks ended November 1, 2008 increased by 16.6% compared to the 13 weeks ended November 3, 2007, driven by a higher gross margin percentage resulting from an increase in vendor allowances received in excess of advertising expenses and a shift in sales to higher margin categories as the new hardware platforms mature. Segment operating income for the 39 weeks ended November 1, 2008 increased by 57.9% compared to the 39 weeks ended November 3, 2007, driven by strong sales of new video game software and used video game products and their related accessories, as well as the leveraging of selling, general and administrative expenses.

Canada

As of November 1, 2008, the Canadian segment had 318 stores compared to 277 stores as of November 3, 2007. Sales in the Canadian segment in the 13 and 39 weeks ended November 1, 2008 increased 0.2% and 28.2%, respectively, compared to the 13 and 39 weeks ended November 3, 2007. The increase in sales in the 13 weeks ended November 1, 2008 was attributable to additional sales at the 46 stores opened since August 4, 2007, offset by a slight decline in same store sales due to the launch of Halo 3 in September 2007. The increase in sales in the 39 weeks ended November 1, 2008 was primarily attributable to increased sales at existing stores and the additional sales at the 51 stores opened since February 3, 2007. The increase in sales at existing stores in the 39 weeks ended November 1, 2008 was driven by strong sales of new video game software related to the continued expansion of the installed base of new hardware platforms.

Segment operating income for the 13 and 39 weeks ended November 1, 2008 decreased by 26.0% and 1.6%, respectively, compared to the 13 and 39 weeks ended November 3, 2007. The decrease in operating income when compared to the prior year was due primarily to a lower gross margin percentage driven by economic and competitive issues stemming from changes in foreign exchange rates. In addition, for the 13 and 39 week periods ended November 1, 2008, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $0.6 million and increasing operating earnings by $0.4 million, respectively.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of November 1, 2008, the Australian segment included 337 stores, compared to 262 at November 3, 2007. Sales for the 13 and 39 weeks ended November 1, 2008 increased 9.5% and 36.7%, respectively, compared to the 13 and 39 weeks ended November 3, 2007. The increase in sales was due to higher sales at existing stores and the additional sales at the 95 and 119 stores opened since August 4, 2007 and February 3, 2007, respectively. The increase in sales at existing stores for the 13 weeks ended November 1, 2008 was due to higher sales of new video game software, driven by a strong software title lineup and higher sales of used video game products. The increase in sales at existing stores for the 39 weeks ended November 1, 2008 was due to a strong video game software title lineup and the availability of the new hardware platforms in fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of platforms increased and more software became available.

Segment operating income in the 13 weeks ended November 1, 2008 decreased by 5.5% when compared to the 13 weeks ended November 3, 2007 and increased 43.4% in the 39 weeks ended November 1, 2008 when compared to the 39 weeks ended November 3, 2007. The decrease in operating income in the 13 weeks ended November 1, 2008 was primarily due to higher selling, general and administrative expenses associated with the increase in the number of stores in operation and the impact of changes in foreign currency exchange rates. The increase in operating earnings for the 39 weeks ended November 1, 2008 was due to the higher sales and related gross margin discussed above offset by the higher selling, general and administrative expenses associated with the increase in the number of stores in operation. For the 13 and 39 week periods ended November 1, 2008, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $0.7 million and increasing operating earnings by $1.8 million, respectively.

Europe

Segment results for Europe include retail operations in 12 European countries. As of November 1, 2008, the European segment operated 815 stores compared to 576 stores as of November 3, 2007. For the 13 and 39 weeks ended November 1, 2008, European sales increased 23.4% and 50.4%, respectively, compared to the 13 and 39 weeks ended November 3, 2007. The increase in sales for the 13 weeks ended November 1, 2008 was primarily due to the additional sales at the 307 stores opened since August 4, 2007 including the 49 stores acquired from Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), in Norway during the first quarter of fiscal 2008. The increase in sales for the 39 weeks ended November 1, 2008 was due to the increase in sales at existing stores and the additional sales at the 366 stores opened since February 3, 2007 as well as the stores acquired from FRS. The increase in sales at existing stores for the 39 weeks ended November 1, 2008 was due to strong sales of new video game software and the availability of the new hardware platforms in fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of the platforms increased and more software became available.

The segment operating income in Europe for the 13 and 39 weeks ended November 1, 2008 decreased to $1.4 million and $3.2 million, respectively, compared to the operating earnings in the 13 and 39 weeks ended November 3, 2007 of $5.7 million and $3.7 million, respectively. The decrease in the operating earnings was driven by the increase in selling, general and administrative expenses associated with the continued expansion in stores operating in the European segment, offset by the sales and margin increases discussed previously. In addition, for the 13 and 39 weeks ended November 1, 2008, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $0.4 million and increasing operating earnings by $0.3 million when compared to the 13 and 39 weeks ended November 3, 2007, respectively.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended November 1, 2008, cash used in operations was $199.8 million, compared to cash used in operations of $139.4 million during the 39 weeks ended November 3, 2007. The increase of cash used in operations of $60.3 million from the 39 weeks ended November 3, 2007 to the 39 weeks ended November 1, 2008 was primarily due to an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, of $33.7 million and a decrease in the excess tax benefits realized from the exercise of stock-based awards of $58.7 million. Also contributing to the increase in cash used in operations for the 39 weeks ended November 1, 2008 compared to the same period ended November 3, 2007 was an increase in working capital of $152.7 million primarily due to an increase in merchandise inventories of $241.1 million resulting from an increase in store count and sales levels as well as purchases made in anticipation of software launches early in November 2008 and fourth quarter seasonal activity.

Cash used in investing activities was $183.6 million and $123.7 million during the 39 weeks ended November 1, 2008 and November 3, 2007, respectively. During the 39 weeks ended November 1, 2008, $132.8 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, the Company used $50.8 million, net of cash acquired, to acquire FRS, The Gamesman Limited and an increased ownership interest in GameStop Group Limited. During the 39 weeks ended November 3, 2007, $124.8 million of cash was used primarily to open 417 new stores and to invest in information systems, offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth fiscal quarter of the 53 weeks ended February 3, 2007.

Cash provided by financing activities was $29.5 million for the 39 weeks ended November 1, 2008 and cash used in financing activities for the 39 weeks ended November 3, 2007 was $119.0 million. The cash provided by financing activities for the 39 weeks ended November 1, 2008 was primarily due to the issuance of shares relating to stock option exercises of $28.4 million and $33.9 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock, respectively. These inflows were offset by the repurchase of $30.0 million of principal value of the Company’s senior notes. The cash used in financing activities for the 39 weeks ended November 3, 2007 was primarily due to the repurchase of $20.0 million and $250.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively, and the $12.2 million principal payment made in October 2007 on the Barnes & Noble, Inc. (“Barnes & Noble”) promissory note. These cash outflows were offset by $64.3 million received for the issuance of shares relating to stock option exercises and $92.6 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of November 1, 2008, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 1, 2008, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7.5 million.

In September 2008, in connection with the acquisition of Micromania, the Company accepted a Commitment Letter (the “Commitment”) from Bank of America, N.A. and Banc of America Securities LLC to provide a $150 million junior term loan facility (the “Term Loans”). The Commitment provides for term loans up to an aggregate of $150 million, consisting of a $50 million secured term loan and a $100 million unsecured term loan, subject to the execution and delivery of definitive loan documents, an amendment to the existing Revolver permitting the Term Loans, and the completion of other documents and conditions customary for the Term Loans.

In October 2008, the Company amended the Revolver to permit both the acquisition of Micromania and the Term Loans. In addition, during any period for which the Term Loans are outstanding, the amendment increases the applicable margin under the Revolver (i) payable on LIBO rate loans to a range of 1.5% to 2.0% from the current range of 1.0% to 1.5% and (ii) payable on prime rate loans to a range of 0.5% to 0.75% from the current range of 0.0% to 0.25%. The margins applicable prior to the entry into the amendment shall apply once the Term Loans are no longer outstanding.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 1, 2008, there were $0.1 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the merger.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of November 1, 2008, the unamortized original issue discount was $4.5 million. The rate of interest on the Senior Floating Rate Notes prior to their redemption on October 1, 2007 was 9.2350% per annum. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of November 1, 2008, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 526 stores in the 39 weeks ended November 1, 2008 and expects to open approximately 600 stores in total during fiscal 2008 excluding the 328 stores acquired from Micromania. Capital expenditures for fiscal 2008 are projected to be approximately $175 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

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

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20 million of its Senior Notes and $130 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $8.8 million for the 39 week period ended November 3, 2007, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of November 1, 2008, the Company had repurchased $30 million of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2.3 million, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

During October 2007, the Company paid the final principal payment of $12.2 million to Barnes & Noble on the promissory note that was issued in connection with the repurchase of GameStop’s common stock held by Barnes & Noble, satisfying the promissory note in full. The note was unsecured and bore interest at 5.5% per annum.

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

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of Micromania from L Capital, LV Capital, Europ@web and other shareholders of Micromania for approximately $628.5 million (EUR 496.9 million). Micromania is a leading retailer of video and computer games in France with 328 locations. The Company funded the transaction with cash on hand, a draw on its existing revolving credit facility totaling $275.0 million, and the Term Loans.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Policies

In October 2008, the Financial Accounting Standards Board (“FASB”) issued FSP 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our financial statements for the period ended November 1, 2008. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial statements for the period ended November 1, 2008. The Company does not currently own any securities, including cash equivalents, for which a dislocated market or other problem exists.

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

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on February 3, 2008 as required for its financial assets and liabilities. However, in February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on the Company’s financial condition and results of operations. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective February 1, 2009, will have a material impact on our consolidated financial statements.

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry and the retail industry and the availability of credit;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations;

•	alternate sources of distribution of video game software; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts as of November 1, 2008 was an asset of $30.4 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of November 1, 2008 would result in a gain in value of the forwards, options and swaps of $4.3 million or $7.2 million, respectively.

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

Plaintiffs’ counsel has named a new expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony has been reset for final argument on December 12, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(19)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(21)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Second Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
10.22	Executive Employment Agreement, dated as of August 28, 2008, between GameStop Corp. and J. Paul Raines.(18)
10.23	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(21)
10.24	Executive Employment Agreement, dated as of October 24, 2008, between GameStop Corp. and Tony Bartel.(20)
10.25	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(21)
10.26	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(21)
10.27	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(21)
10.28	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(21)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2008.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 11, 2008

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 11, 2008

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(19)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(21)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Separation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Tax Disaffiliation Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.3	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.4	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(8)
10.5	Second Amended and Restated 2001 Incentive Plan.(9)
10.6	Second Amended and Restated Supplemental Compensation Plan.(10)
10.7	Form of Option Agreement.(11)
10.8	Form of Restricted Share Agreement.(12)
10.9	Stock Purchase Agreement, dated as of October 1, 2004, by and among GameStop Holdings Corp. (f/k/a GameStop Corp.), B&N GameStop Holding Corp. and Barnes & Noble, Inc.(13)
10.10	Promissory Note, dated as of October 1, 2004, made by GameStop Holdings Corp. (f/k/a GameStop Corp.) in favor of B&N GameStop Holding Corp.(13)
10.11	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.12	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.13	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.14	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)

Exhibit
Number	Description

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.17	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.18	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.19	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and R. Richard Fontaine.(16)
10.20	Executive Employment Agreement, dated as of April 11, 2005, between GameStop Holdings Corp. (f/k/a GameStop Corp.) and Daniel A. DeMatteo.(16)
10.21	Executive Employment Agreement, dated as of April 3, 2006, between GameStop Corp. and David W. Carlson.(17)
10.22	Executive Employment Agreement, dated as of August 28, 2008, between GameStop Corp. and J. Paul Raines.(18)
10.23	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(21)
10.24	Executive Employment Agreement, dated as of October 24, 2008, between GameStop Corp. and Tony Bartel.(20)
10.25	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(21)
10.26	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(21)
10.27	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(21)
10.28	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(21)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 4 to Form S-1 filed with the Securities and Exchange Commission on February 5, 2002.

(8)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2007 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 29, 2007.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(11)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on October 5, 2004.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 15, 2005.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 28, 2006 filed with the Securities and Exchange Commission on April 3, 2006.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on September 4, 2008.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 30, 2008.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.