Form 10-K
period 2009-01-31
GameStop Corp.
filed 2009-04-01
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2009
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway Grapevine, Texas (Address of principal executive offices)	76051 (Zip Code)

Registrant’s telephone number, including area code:
(817) 424-2000

Securities registered pursuant to Section 12(b) of the Act:

(Title of Class)	(Name of Exchange on Which Registered)

Class A Common Stock, $.001 par value per share	New York Stock Exchange
Rights to Purchase Series A Junior Participating Preferred	New York Stock Exchange
Stock, $.001 par value per share

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $6,518,000,000, based upon the closing market price of $39.83 per share of Class A Common Stock on the New York Stock Exchange as of August 1, 2008.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 25, 2009: 164,511,988

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2009 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (together with its predecessor companies ,“GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software, and related accessories and other merchandise. As of January 31, 2009, we operated 6,207 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate the electronic commerce website www.gamestop.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation, with approximately 3.5 million subscribers.

In the fiscal year ended January 31, 2009, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 6,207 stores, 4,331 stores are included in the United States segment and 325, 350 and 1,201 stores are included in the Canadian, Australian and European segments, respectively. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories, which we refer to as video game products, and PC entertainment software and related accessories. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which in turn, increases sales. Our products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments. Stores in all segments are similar in size at an average of approximately 1,500 square feet. Our corporate office and one of our distribution facilities are housed in a 510,000 square foot facility in Grapevine, Texas.

The Company began operations in November 1996. In October 1999, the Company was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In February 2002, GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 2004, when Barnes & Noble distributed its holdings of outstanding GameStop Class B common stock to its stockholders. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

On February 7, 2007, all outstanding Class B common stock of the Company was converted into Class A common stock of the Company on a one-for-one basis and the Company no longer has any Class B common stock. On March 16, 2007, the Company completed a two-for-one stock split of its Class A common stock (the “Stock Split”). As of January 31, 2009, our Class A common stock traded on the New York Stock Exchange (“NYSE”) under the symbol GME.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 332 locations, 328 of which were operating at the date of acquisition. The Company funded the transaction with cash on hand, funds drawn against its revolving credit facility totaling $275 million, and term loans totaling $150 million. As of January 31, 2009, all amounts drawn against the revolving credit facility and the term loans have been repaid. The Company’s operating results for the 52 weeks ended January 31, 2009 (“fiscal 2008”) include 11 weeks of Micromania’s results.

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

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	alternate sources of distribution of video game software;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for video game products and PC entertainment software exceeded $45 billion in 2008 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $22 billion market in the United States in 2008. Of this $22 billion market, approximately $21.3 billion was attributable to video game products, excluding sales of used video game products, and approximately $700 million was attributable to PC entertainment software. International Development Group, a market research firm (“IDG”), estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $19.8 billion in Europe in 2008. The NPD Group has reported that video game retail sales in Canada were approximately $2.1 billion in 2008. According to the independent market research group GfK, the Australian market for video game products was approximately $1.9 billion in 2008.

New Video Game Products.  The Entertainment Software Association (“ESA”) estimates that 65% of all American households play video or computer games. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased from 8-bit speeds in the 1980s to high speed processors in today’s gaming systems, such as the Sony PlayStation 3 launched in November 2006 in North America and the first quarter of fiscal 2007 in Australia and Europe, the Nintendo Wii launched in November 2006 worldwide, and Microsoft Xbox 360, launched in the fourth quarter of 2005 in North America and Europe and the first quarter of 2006 in Australia. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DS, which was introduced in November 2004 in North America and the first quarter of 2005 in Australia and Europe, and the Sony PlayStation Portable (the “PSP”), which was introduced in 2005. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Today’s Gaming Systems Provide Multiple Capabilities Beyond Gaming. Most current hardware platforms, including the Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, the Sony PlayStation 3 and PSP, the Nintendo DS and Wii and Microsoft Xbox 360 all provide internet connectivity and the Sony PlayStation 3 plays Blu-ray discs.

•	Backward Compatibility. The Sony PlayStation 3, the Nintendo DS and Wii and Microsoft Xbox 360 are, to some extent, backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that during the initial launch phase of next-generation platforms, backward compatibility results in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms is diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 49, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 40% of all electronic game players are female. ESA also states the average game player is 35 years old and the average age of the most frequent game purchaser is 40; however, the video game market also includes approximately 26% of Americans over the age of 50. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Products.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for used video game hardware and software has developed. Based on reports published by NPD Group, we believe that, as of December 2008, the installed base of video game hardware systems in the United States, based on original sales, totaled over 185 million units of handheld and console video game systems. Of the total installed base, 80 million is comprised of the current generation of video game platforms as follows: 6.8 million Sony PlayStation 3 units, 17.5 million Nintendo Wii units, 13.9 million Microsoft Xbox 360 units, 14.3 million Sony PSP units and 27.5 million Nintendo DS units. The remainder of the installed base consists of legacy video game platforms, including Sony PlayStation 2, Microsoft Xbox, Nintendo’s GameCube and Game Boy Advance. According to the IDG, the installed base of hardware systems as of December 2008 in Europe is approximately 108 million units. The Interactive Entertainment Association of Australia reported as of the end of 2008, the installed base on the current video game platforms stands at 1.0 million Nintendo Wii units, 0.5 million Microsoft Xbox 360 units, and 0.4 million Sony PlayStation 3 units. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal Company estimates, we believe that the installed base of video game software units in the United States currently exceeds 1.5 billion units. As the substantial installed base of video game hardware and software continues to expand, there is a growing demand for used video game products.

PC Entertainment Software.  PC entertainment software is generally sold in the form of CD-ROMs and played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

Business Strategy

Our goal is to continue to be the world’s largest retailer of new and used video game products and PC entertainment software and strengthen that position by executing the following strategies:

Continuing to Execute our Proven Growth Strategies.  We intend to continue to execute our proven growth strategies, including:

•	Opening new stores in our domestic and international target markets; and

•	Increasing our comparable store sales and operating earnings by capitalizing on industry growth and increasing sales of used video game products.

Targeting a Broad Audience of Game Players.  We have created a store environment targeting a broad audience, including the electronic game enthusiast, the casual gamer and the seasonal gift giver. Our stores focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced used video game products. Our stores offer the opportunity to trade in used video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales.

Enhancing our Image as a Destination Location.  Our stores serve as destination locations for game players and gift givers due to our broad selection of products, knowledgeable sales associates, game-oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. We provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. Our stores are equipped with several video game sampling areas, which provide our customers with the opportunity to play games before purchase, as well as equipment to play video game clips.

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

Building the GameStop Brand.  Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores acquired in France. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop “Edge” loyalty card and our website. The “Edge” card, which is obtained as a bonus with a paid subscription to our Game Informer magazine, offers customers discounts on selected merchandise in our stores. Our website allows our customers to buy games online and to learn about the latest video game products and PC entertainment software and their availability in our stores. In 2007, GameStop introduced its new brand tagline “Power to the Players” and launched a television, radio and newspaper advertising campaign to increase awareness of the GameStop brand. In 2008, the Company expanded its advertising campaign to continue to build brand awareness.

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

Growth Strategy

Open New Stores.  We intend to continue to open new stores in our targeted markets. We opened 674 new stores in fiscal 2008 and acquired 328 stores in France, a new market for us. We opened 586 new stores in the 52 weeks ended February 2, 2008 (“fiscal 2007”). We plan to open approximately 400 new stores in the 52 weeks ending January 30, 2010 (“fiscal 2009”). Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S. is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in other markets. Our international strategy is to continue our expansion in Europe and the opening of new stores in advantageous markets and locations in Canada and Australia. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact.

Increase Comparable Store Sales.  We plan to increase our comparable store sales by capitalizing on the growth in the video game industry, expanding our sales of used video game products and increasing awareness of the GameStop brand.

•	Capitalize on Growth in Demand. Our sales of new video game hardware, new video game software and used video game products grew by approximately 55%, 39% and 21%, respectively, in fiscal 2007 primarily due to new store growth and the increase in comparable store sales, and by 11%, 32% and 28%, respectively, in fiscal 2008, due primarily to new store growth, the acquisition of Micromania and the increase in comparable store sales. In fiscal 2007, our comparable store sales increased 24.7%, driven in large measure by the popularity of the Nintendo Wii following its worldwide launch in November 2006, the launch of the Sony PlayStation 3 in Australia and Europe in March 2007 and the release of several strong software titles in the fall of 2007, including Halo 3 by Microsoft, Guitar Hero III and Call of Duty 4 by Activision, Inc. (“Activision”) and Rock Band by Electronic Arts, Inc. (“Electronic Arts”). Our comparable store sales increased 12.3% in fiscal 2008 due to the continued demand for the Nintendo Wii and strong sales of video game software titles, including Mario Kart and Wii Fit by Nintendo, Grand Theft Auto IV by Take Two

Interactive Software Inc., Call of Duty World at War and Guitar Hero World Tour by Activision and Madden NFL 2009 and Rock Band Special Edition Bundles by Electronic Arts.

•	Increase Sales of Used Video Game Products. We will continue to expand the selection and availability of used video game products in our stores. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as trade-ins of next generation platform products, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. We intend to increase customer awareness of the GameStop brand. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2009, we plan to continue to increase media advertising to increase brand awareness over a broader demographic area, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our website at www.gamestop.com.

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce website www.gamestop.com and Game Informer magazine. Segment results for Canada include retail operations in stores throughout Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries.

Our U.S. segment is supported by distribution centers in Texas and Kentucky, and further supported by the use of third-party distribution centers for new release titles. We distribute merchandise to our Canadian segment from distribution centers in Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by six regionally-located distribution centers.

All of our international segments purchase products from many of the same vendors, including Sony Corporation (“Sony”) and Electronic Arts. Products from certain other vendors such as Microsoft and Nintendo are obtained either directly from the manufacturer or publisher or through distributors depending upon the particular market in which we operate.

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

Video Game Software.  We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as over 40 third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Used Video Game Products.  We believe we are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,000 SKUs) of used video game titles which have an average price of $18 as compared to an average price of $41 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

PC Entertainment and Other Software.  We purchase PC entertainment software from over 45 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons. We also carry strategy guides, magazines and trading cards. We carry over 300 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of January 31, 2009, we operated 6,207 stores, primarily under the GameStop name. Each of our stores typically carries over 4,500 SKUs. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores average approximately 1,500 square feet and carry a balanced mix of new and used video game products and PC entertainment software. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

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

Locations.  The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of January 31, 2009:

Number
United States	of Stores

Alabama	76
Alaska	5
Arizona	84
Arkansas	26
California	479
Colorado	60
Connecticut	61
Delaware	19
District of Columbia	2
Florida	318
Georgia	139
Guam	2
Hawaii	23
Idaho	11
Illinois	190
Indiana	80
Iowa	32
Kansas	33
Kentucky	64
Louisiana	67
Maine	10
Maryland	100
Massachusetts	93
Michigan	125
Minnesota	56
Mississippi	39
Missouri	70
Montana	8
Nebraska	21
Nevada	42
New Hampshire	25
New Jersey	161
New Mexico	25
New York	237
North Carolina	136
North Dakota	8
Ohio	184
Oklahoma	48

Number
United States	of Stores

Oregon	31
Pennsylvania	205
Puerto Rico	45
Rhode Island	15
South Carolina	66
South Dakota	4
Tennessee	90
Texas	373
Utah	28
Vermont	7
Virginia	145
Washington	77
West Virginia	29
Wisconsin	49
Wyoming	8

Sub-total for United States	4,331

Number
International	of Stores

Canada	325
Australia	311
New Zealand	39

Sub-total for Australia	350

Austria	20
Denmark	37
Finland	14
France	332
Germany	179
Ireland	51
Italy	286
Norway	58
Portugal	13
Spain	132
Sweden	57
Switzerland	15
United Kingdom	7

Sub-total for Europe	1,201

Sub-total for International	1,876

Total stores	6,207

Game Informer

We publish Game Informer, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. The magazine is sold through subscription and through displays in our stores in the United States, Canada and Ireland.

Game Informer is the twelfth largest consumer publication in the U.S. and for its February 2009 issue, the magazine had approximately 3.5 million paid subscriptions. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise. Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated.

E-Commerce

We operate an electronic commerce website at www.gamestop.com that allows our customers to buy video game products and other merchandise online. The site also offers customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. E-commerce results are included in the United States segment where the majority of the sales originate.

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

In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness and store openings.

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

The state-of-the-art facilities in Grapevine, Texas and Louisville, Kentucky are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allows for high-volume receiving, distributions to stores and returns to vendors. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. Our U.S. distribution facilities also support refurbishment of used products to be redistributed to stores.

We distribute merchandise to our Canadian segment from two distribution centers in Brampton, Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by six regionally-located distribution centers in Milan, Italy; Memmingen, Germany; Arlov, Sweden; Valencia, Spain; Dublin, Ireland and Paris, France. All of our international distribution facilities support both new title distribution and replenishment, which are sometimes supported by third-party distribution networks. These facilities are designed to support the first-to-market distribution network and enable our stores to meet peak demand and replenish stores at least twice a week. Our international distribution facilities also support refurbishment of used products to be redistributed to stores.

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

Field Management and Staff

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, three vice presidents of stores and 30 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 300 districts. Our stores in Europe are managed by two vice presidents and managing directors in each country. Our stores in Australia and Canada are each managed by a vice president. Each store employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. Each store manager is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. We also provide our U.S. employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences in the U.S., Canada, Europe and Australia, at which we operate an intense educational training program to provide our employees with information about the video game products that will be released by publishers in the holiday season. All video game software publishers are invited to attend.

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

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 80% of our new product purchases in fiscal 2008. Only Nintendo, Sony, Microsoft, and Electronic Arts (which accounted for 25%, 13%, 13%, and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2008. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. In the U.S., we compete with mass merchants and regional chains, including Wal-Mart Stores, Inc. (“Wal-Mart”) and Target Corporation (“Target”); computer product and consumer electronics stores, including Best Buy Co., Inc. (“Best Buy”); other video game and PC software specialty stores located in malls and other locations; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery, Inc. (“Movie Gallery”) and Blockbuster, Inc. (“Blockbuster”). Video game products may also be distributed through other methods which may emerge in the future. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

Competitors in Europe include Game Group plc (“Game Group”) and its subsidiaries, which operate in the United Kingdom, Ireland, Scandinavia, France, Spain and Portugal, and Media Markt, which operates throughout Europe. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include Game Group, K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2008, we generated approximately 40% of our sales and approximately 56% of our operating earnings during the fourth quarter. During fiscal 2007, we generated approximately 40% of our sales and approximately 58% of our operating earnings during the fourth quarter.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique” and “Power to the Players,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including Micromania, we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 16,000 full-time salaried and hourly employees and between 25,000 and 40,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. None of our U.S. employees is represented by a labor union or is a member of a collective bargaining unit. Some of our international employees are covered by collective bargaining agreements.

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

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, Daniel A. DeMatteo, our Chief Executive Officer; R. Richard Fontaine, our Executive Chairman of the Board; J. Paul Raines, our Chief Operating Officer; David W. Carlson, our Executive Vice President and Chief Financial Officer; and Tony D. Bartel, our Executive Vice President of Merchandising and Marketing. The loss of services of any of our key personnel could have a negative impact on our business.

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

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Nintendo, Sony, Microsoft and Electronic Arts, which accounted for 25%, 13%, 13% and 11%, respectively, of our new product purchases in fiscal 2008. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group and Media Markt; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery and Blockbuster. Video game products and content may also be distributed through methods such as digital distribution and other methods which may emerge in the future. We also compete with an increasing number of sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events and family entertainment centers.

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

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns;

•	currency exchange rate fluctuations;

•	international incidents;

•	government instability; and

•	competitors entering our current and potential markets.

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

The ability to download video games and PC entertainment software and play video games on the Internet could lower our sales.

While it is currently only possible to download a limited amount of video game content to the next generation video game systems, at some point in the future this technology may become more prevalent. If advances in technology continue to expand our customers’ ability to access video games, PC entertainment software and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, sales and earnings could decline.

Restrictions on our ability to take trade-ins of and sell used video game products could negatively affect our financial condition and results of operations.

Our financial results depend on our ability to take trade-ins of, and sell, used video game products within our stores. Actions by manufacturers or publishers of video game products or governmental authorities to limit our ability to take trade-ins or sell used video game products could have a negative impact on our sales and earnings.

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

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2008, we generated approximately 40% of our sales and approximately 56% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire year.

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

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 674 stores in fiscal 2008 and expect to open approximately 400 new stores in fiscal 2009. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution centers, as well as to communicate distribution information to the off-site, third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business could suffer.

We may engage in acquisitions which could negatively impact our business if we fail to successfully complete and integrate them.

To enhance our efforts to grow and compete, we may engage in acquisitions. Our plans to pursue future acquisitions are subject to our ability to identify potential acquisition candidates and negotiate favorable terms for these acquisitions. Accordingly, we cannot assure you that future acquisitions will be completed. In addition, to facilitate future acquisitions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected.

Litigation and litigation results could negatively impact our future financial condition and results of operations.

In the ordinary course of our business, the Company is, from time to time, subject to various litigation and legal proceedings. In the future, the costs or results of such legal proceedings, individually or in the aggregate, could have a negative impact on the Company’s results of operations or financial condition.

Legislative actions may cause our general and administrative expenses or income tax expense to increase and impact our future financial condition and results of operations.

In order to comply with laws adopted by the U.S. government or other regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative costs or income tax expenses to increase. Changes in the accounting rules could materially increase the expenses that we report under U.S. generally accepted accounting principles (“GAAP”) and adversely affect our operating results.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•	our reliance on suppliers and vendors for sufficient quantities of their products and new product releases and our ability to obtain favorable terms from these suppliers and vendors;

•	economic conditions affecting the electronic game industry, the retail industry and the banking and financial services industry;

•	the highly competitive environment in the electronic game industry and the resulting pressure from our competitors potentially forcing us to reduce our prices or increase spending;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	our dependence upon software publishers to develop popular game and entertainment titles for video game systems and PCs.

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

As of January 31, 2009, we had approximately $546 million of indebtedness. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

The indenture for the senior notes imposes, and the terms of any future debt may impose, significant operating and financial restrictions on us. These restrictions, among other things, limit the ability of the issuers of the senior notes and of GameStop’s restricted subsidiaries to:

•	incur, assume or permit to exist additional indebtedness or guaranty obligations;

•	incur liens or agree to negative pledges in other agreements;

•	engage in sale and leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter the terms of our organizational documents and our indebtedness, including the senior notes;

•	sell assets; and

•	engage in transactions with affiliates.

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

The terms of the store leases for the 6,207 leased stores open as of January 31, 2009 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	68
2010	838
2011	1,066
2012	852
2013	1,175
2014 and later	2,208

6,207

The Company owns a 510,000 square foot facility in Grapevine, Texas, which houses our corporate headquarters and certain of our distribution operations. We also own an additional 65,000 square foot building at the Grapevine, Texas location which is currently being used in our refurbishing operations. We also own the following distribution facilities: an 80,000 square foot distribution facility in Arlov, Sweden; a 119,000 square foot distribution facility in Brampton, Ontario, Canada; a 120,000 square foot distribution facility in Milan, Italy; a 67,000 square foot distribution facility in Memmingen, Germany; and a 70,000 square foot distribution facility in Pinkenba, Queensland, Australia.

In addition to our stores, we lease the following distribution or office facilities: a 260,000 square foot distribution center in Louisville, Kentucky under a lease which expires in July 2010; a 59,000 square foot distribution and office facility in Brampton, Ontario, Canada under a lease which expires in December 2016; a 13,000 square foot distribution facility in New Zealand under a lease which expires in April 2010; a 22,000 square foot distribution facility in Valencia, Spain under a lease which expires in September 2010; a 15,000 square foot office facility in Valencia, Spain under a lease which expires in August 2009; a 11,700 square foot office facility in Minneapolis, Minnesota which houses the operations of Game Informer magazine, under a lease which expires in February 2012; a 15,000 square foot facility in Dublin, Ireland under a lease which expires in January 2013; a 6,100 square foot office facility in West Chester, Pennsylvania under a lease which expires in June 2011; a 55,000 square foot distribution center in Paris, France under a lease which expires in 2016; and a 28,000 square foot office facility in Sophia Antipolis, France under a lease which is currently expired. This office is relocating to a larger facility in 2009.

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

Plaintiffs’ counsel has named a new expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. The Company is currently awaiting a ruling. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

Item 4.	Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the 13 weeks ended January 31, 2009.

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

The following table sets forth, for the periods indicated, the high and low sales prices (as adjusted for the Stock Split) of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2008
	High	Low

Fourth Quarter	$28.23	$16.91
Third Quarter	$47.69	$24.09
Second Quarter	$56.00	$37.62
First Quarter	$59.13	$40.78

	Fiscal 2007
	High	Low

Fourth Quarter	$63.77	$44.76
Third Quarter	$60.80	$37.40
Second Quarter	$44.00	$32.31
First Quarter	$35.85	$24.95

The following table sets forth, for the periods indicated, the high and low sales prices of the Class B common stock on the NYSE Composite Tape:

	Fiscal 2007
	High	Low

First Quarter	$53.96	$52.25

The high and low sales prices of the Class B shares do not include the effects of the February 7, 2007 conversion of all outstanding Class B common shares into Class A common shares on a one-for-one basis (the “Conversion”) or the Stock Split.

Approximate Number of Holders of Common Equity

As of March 6, 2009, there were approximately 1,358 record holders of the Company’s Class A common stock, par value $.001 per share.

Dividends

The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and the terms of the indenture governing the senior notes each restrict our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Securities Authorized for Issuance under Equity Compensation Plans

Information for our equity compensation plans in effect as of January 31, 2009 is as follows:

Number of Securities
Remaining Available for
		Weighted-Average	Future Issuance Under
	Number of Securities to	Exercise Price of	Equity Compensation
	be Issued Upon Exercise	Outstanding	Plans (Excluding
	of Outstanding Options,	Options, Warrants	Securities Reflected in
	Warrants and Rights	and Rights	Column(a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders	10,982,000	$12.70	3,938,000
Equity compensation plans not approved by security holders	—	not applicable	—

Total	10,982,000	$12.70	3,938,000

Subsequent to January 31, 2009, an additional 1,418,850 options to purchase our Class A common stock at an exercise price of $26.02 per share and 571,080 shares of restricted stock were granted under our Amended and Restated 2001 Incentive Plan, as amended. These options and restricted shares vest in equal increments over three years and the options expire on February 4, 2019.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of the Company’s equity securities during the fourth quarter of fiscal 2008. As of January 31, 2009, the Company had no amount available for purchases under any repurchase program.

GameStop Stock Comparative Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the period commencing January 30, 2004 through January 30, 2009 (the last trading date of fiscal 2008) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A common stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 30, 2004 and (ii) reinvestment of dividends. The Class A common stock reflects a two-for-one stock split on March 16, 2007.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/30/2004	1/28/2005	1/27/2006	2/2/2007	2/1/2008	1/30/2009
GME	100.00	113.25	235.78	324.70	632.77	298.55
S&P 500 Index	100.00	103.56	113.49	128.05	123.37	73.01
Dow Jones Specialty Retailers Index	100.00	107.52	124.69	136.16	122.75	76.92

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks and the fiscal years ended January 31, 2009, February 2, 2008, January 28, 2006 and January 29, 2005 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 and the “Balance Sheet Data” as of January 31, 2009 and February 2, 2008 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 28, 2006 and January 29, 2005 and the “Balance Sheet Data” as of February 3, 2007, January 28, 2006 and January 29, 2005 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	52 Weeks	52 Weeks	53 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 31,	February 2,	February 3,	January 28,	January 29,
	2009	2008	2007	2006(1)	2005
	(In thousands, except per share data and statistical data)

Statement of Operations Data:
Sales	$8,805,897	$7,093,962	$5,318,900	$3,091,783	$1,842,806
Cost of sales	6,535,762	5,280,255	3,847,458	2,219,753	1,333,506

Gross profit	2,270,135	1,813,707	1,471,442	872,030	509,300
Selling, general and administrative expenses(2)	1,445,419	1,182,016	1,021,113	599,343	373,364
Depreciation and amortization	145,004	130,270	109,862	66,355	36,789
Merger-related expenses(3)	4,593	—	6,788	13,600	—

Operating earnings	675,119	501,421	333,679	192,732	99,147
Interest expense (income), net	38,837	47,774	73,324	25,292	236
Merger-related interest expense(3)	—	—	—	7,518	—
Debt extinguishment expense	2,331	12,591	6,059	—	—

Earnings before income taxes	633,951	441,056	254,296	159,922	98,911
Income tax expense	235,669	152,765	96,046	59,138	37,985

Net earnings	$398,282	$288,291	$158,250	$100,784	$60,926

Net earnings per common share — basic(4)	$2.44	$1.82	$1.06	$0.87	$0.56

Weighted average shares outstanding — basic(4)	163,190	158,226	149,924	115,840	109,324

Net earnings per common share — diluted(4)	$2.38	$1.75	$1.00	$0.81	$0.53

Weighted average shares outstanding — diluted(4)	167,671	164,844	158,284	124,972	115,592

Store Operating Data:
Number of stores by segment
United States	4,331	4,061	3,799	3,624	1,801
Canada	325	287	267	261	—
Australia	350	280	219	177	—
Europe	1,201	636	493	428	25
Total	6,207	5,264	4,778	4,490	1,826
Comparable store sales increase (decrease)(5)	12.3%	24.7%	11.9%	(1.4)%	1.7%
Inventory turnover	5.8	6.0	5.2	5.0	5.4
Balance Sheet Data:
Working capital	$255,330	$534,160	$353,284	$234,293	$111,093
Total assets	4,512,590	3,775,891	3,349,584	3,015,821	915,983
Total debt	545,712	574,473	855,484	975,990	36,520
Total liabilities	2,212,909	1,913,445	1,973,706	1,901,108	372,972
Stockholders’ equity	2,299,681	1,862,446	1,375,878	1,114,713	543,011

(1)	Includes the results of operations of EB from October 9, 2005, the day after completion of the EB merger, through January 28, 2006. The addition of EB’s results affects the comparability of amounts from fiscal periods before the 52 weeks ended January 28, 2006 (“fiscal 2005”).

(2)	On the first day of the 53 weeks ended February 3, 2007 (“fiscal 2006”), the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The implementation of SFAS 123(R) affects the comparability of amounts from fiscal periods before fiscal 2006. The amount of stock-based compensation included was $35.4 million, $26.9 million and $21.0 million for the fiscal years 2008, 2007 and 2006, respectively.

(3)	The Company’s results of operations for fiscal 2008, fiscal 2006 and fiscal 2005 include expenses believed to be of a one-time or short-term nature associated with the Micromania acquisition (fiscal 2008) and the EB merger (fiscal 2006 and fiscal 2005), which included $4.6 million, $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expense. In fiscal 2008, the $4.6 million included $3.5 million related to foreign currency losses on funds used to purchase Micromania. In fiscal 2006 and fiscal 2005, the $6.8 million and $13.6 million, respectively, included $1.9 million and $9.0 million in charges associated with assets of the Company considered to be impaired as a result of the EB merger and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of GameStop and EB. Costs related to the EB merger included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the EB merger.

(4)	Weighted average shares outstanding and earnings per common share have been adjusted to reflect the Conversion and the Stock Split.

(5)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of January 31, 2009, we operated 6,207 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate an electronic commerce website under the name www.gamestop.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 31, 2009 (“fiscal 2008”) and February 2, 2008 (“fiscal 2007”) consisted of 52 weeks. The fiscal year ended February 3, 2007 (“fiscal 2006”) consisted of 53 weeks.

The Company began operations in November 1996. In October 1999, the Company was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In February 2002, GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 2004, when Barnes & Noble distributed its holdings of outstanding GameStop Class B common stock to its stockholders. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

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

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction. Micromania is a leading retailer of video and computer games in France with 332 locations, 328 of which were operating on the date of acquisition (the “Micromania acquisition”). The Company funded the transaction with cash on hand, funds drawn against its revolving credit facility totaling $275 million, and term loans totaling $150 million. As of January 31, 2009, amounts drawn against the revolving credit facility and the term loans have been repaid. The Company’s operating results for fiscal 2008 include 11 weeks of Micromania’s results.

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

Critical Accounting Policies

The Company believes that the following are its most significant accounting policies which are important in determining the reporting of transactions and events:

Use of Estimates.  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Revenue Recognition.  Revenue from the sales of the Company’s products is recognized at the time of sale and is stated net of sales discounts. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

Stock-Based Compensation.  The Company records share-based compensation expense in earnings based on the grant-date fair value of options or restricted stock granted. As of January 31, 2009, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $14.3 million and $23.4 million, respectively, which is expected to be recognized over a weighted average period of 1.9 and 1.8 years, respectively. Note 1 of “Notes to Consolidated Financial Statements” provides additional information on stock-based compensation.

Merchandise Inventories.  Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with inventory markdowns. We also adjust inventory based on anticipated physical inventory losses or shrinkage. Physical inventory counts are taken on a regular basis to ensure the reported inventory is accurate. During interim periods, estimates of shrinkage are recorded based on historical losses in the context of current period circumstances.

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 31, 2009 have not been material.

Goodwill.  Goodwill, aggregating $1,862.1 million, has been recorded as of January 31, 2009 related to various acquisitions. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company does not amortize goodwill, instead it evaluates it for impairment on at least an annual basis. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2006, fiscal 2007 and fiscal 2008 and concluded that none of its goodwill was impaired. Note 7 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

Other Intangible Assets and Other Noncurrent Assets.  Other intangible assets consist primarily of tradenames, leasehold rights and amounts attributed to favorable leasehold interests recorded as a result of the Micromania acquisition and the EB merger. Intangible assets are recorded consistent with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which requires that intangible assets shall be recognized as an asset apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are based on the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that the assets should be amortized over the period in which they are expected to contribute directly to cash flows.

Tradenames which were recorded as a result of the Micromania acquisition are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but they are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. For additional information related to the Company’s intangible assets, see Note 7 of “Notes to Consolidated Financial Statements.”

Other non-current assets are made up of deposits and deferred financing fees. The deferred financing fees are associated with the Company’s revolving credit facility and the senior notes issued in October 2005 in connection with the financing of the EB merger. The deferred financing fees are being amortized over five and seven years to match the terms of the revolving credit facility and the senior notes, respectively. Deferred financing fees incurred in connection with the issuance of the senior floating rate notes in October 2005 in connection with the EB merger were included in deferred financing fees in the balance sheet and were being amortized over six years to match the term of the senior floating rate notes. The remaining balance of the deferred financing fees on the senior floating rate notes was written off to debt extinguishment expense during fiscal 2007 when the notes were redeemed.

Cash Consideration Received from Vendors.  The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with Financial Accounting Standards Board (“FASB”) Emerging Issues Task Force Issue 02-16, results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.

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

Consolidated Results of Operations

The following table sets forth certain income statement items as a percentage of sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended	53 Weeks Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	74.2	74.4	72.3

Gross profit	25.8	25.6	27.7
Selling, general and administrative expenses	16.4	16.7	19.2
Depreciation and amortization	1.6	1.8	2.1
Merger-related expenses	0.1	—	0.1

Operating earnings	7.7	7.1	6.3
Interest expense, net	0.5	0.7	1.4
Debt extinguishment expense	—	0.2	0.1

Earnings before income taxes	7.2	6.2	4.8
Income tax expense	2.7	2.1	1.8

Net earnings	4.5%	4.1%	3.0%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, these purchasing, receiving and distribution costs amounted to $57.0 million, $43.9 million and $35.9 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, these processing fees amounted to $65.5 million, $55.2 million and $40.9 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had a net effect of 0.1%, 0.2% and 0.1% of sales for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007, respectively.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		53 Weeks
	Ended		Ended		Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,860.2	21.1%	$1,668.9	23.5%	$1,073.7	20.2%
New video game software	3,685.0	41.9%	2,800.7	39.5%	2,012.5	37.8%
Used video game products	2,026.6	23.0%	1,586.7	22.4%	1,316.0	24.8%
Other	1,234.1	14.0%	1,037.7	14.6%	916.7	17.2%

Total	$8,805.9	100.0%	$7,094.0	100.0%	$5,318.9	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		53 Weeks
	Ended		Ended		Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$112.6	6.1%	$108.2	6.5%	$77.0	7.2%
New video game software	768.4	20.9%	581.7	20.8%	427.3	21.2%
Used video game products	974.5	48.1%	772.2	48.7%	651.9	49.5%
Other	414.6	33.6%	351.6	33.9%	315.2	34.4%

Total	$2,270.1	25.8%	$1,813.7	25.6%	$1,471.4	27.7%

Fiscal 2008 Compared to Fiscal 2007

Despite worldwide economic conditions, sales increased $1,711.9 million, or 24.1%, to $8,805.9 million in the 52 weeks of fiscal 2008 compared to $7,094.0 million in the 52 weeks of fiscal 2007. The increase in sales was attributable to the comparable store sales increase of 12.3% for fiscal 2008 when compared to fiscal 2007, the addition of non-comparable store sales from the 1,588 stores opened since February 3, 2007 of approximately $698.2 million and the acquisition of Micromania, offset by decreases related to changes in foreign exchange rates of $71.6 million. The comparable store sales increase was driven by strong sales of new and used video game software which is typical as the installed base of new hardware platforms increases in the years following their launch. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales increased $191.3 million, or 11.5%, from fiscal 2007 to fiscal 2008, primarily due to the continued expansion of the installed base of new hardware platforms and the increase in store count since the end of fiscal 2007, including the Micromania acquisition. New video game hardware sales decreased as a percentage of sales from 23.5% in fiscal 2007 to 21.1% in fiscal 2008, primarily due to strong sales of new video game software driven by the continued expansion of the installed base of new video game consoles and a strong lineup of video game titles in fiscal 2008.

New video game software sales increased $884.3 million, or 31.6%, from fiscal 2007 to fiscal 2008, primarily due to the strong sales of new video game titles released in fiscal 2008 and the increased sales of software related to the new hardware platforms, as well as the new and acquired stores added since the end of fiscal 2007. New video game software sales increased as a percentage of total sales from 39.5% in fiscal 2007 to 41.9% in fiscal 2008 due to the continued expansion of the installed base of new video game consoles, as well as the availability of several strong new titles in fiscal 2008.

Used video game product sales increased $439.9 million, or 27.7%, from fiscal 2007 to fiscal 2008, primarily due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. As a percentage of sales, used video game product sales increased from 22.4% to 23.0% primarily due to the continued expansion of the installed base of new video game consoles and the availability of used hardware and software from those consoles. Sales of other product categories, including PC entertainment and other software and accessories, magazines and trading cards, grew 18.9%, or $196.4 million, from fiscal 2007 to fiscal 2008, primarily due to the increase in store count and strong sales of new PC entertainment software and sales of accessories related to the new hardware platforms.

Cost of sales increased by $1,255.5 million, or 23.8%, from $5,280.3 million in fiscal 2007 to $6,535.8 million in fiscal 2008 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $456.4 million, or 25.2%, from $1,813.7 million in fiscal 2007 to $2,270.1 million in fiscal 2008. Gross profit as a percentage of sales increased from 25.6% in fiscal 2007 to 25.8% in fiscal 2008. The gross profit percentage increase was caused primarily by the shift in sales from new video game hardware to new video game software and used video game products as a percentage of total sales in fiscal 2008 as the new platforms mature. These product categories carry a significantly higher margin than new video game hardware. Gross profit as a percentage of sales on new video game hardware decreased from 6.5% in fiscal 2007 to 6.1% in fiscal 2008 due primarily to a decrease in product replacement plan sales. Gross profit as a percentage of sales on new video game software and other products remained relatively consistent from 20.8% and 33.9%, respectively, in fiscal 2007 compared to 20.9% and 33.6%, respectively, in fiscal 2008. Gross profit as a percentage of sales on used video game products decreased from 48.7% in fiscal 2007 to 48.1% in fiscal 2008 due to increased promotional activities and higher refurbishment costs associated with an increase in production of refurbished hardware platforms during fiscal 2008.

Selling, general and administrative expenses increased by $263.4 million, or 22.3%, from $1,182.0 million in fiscal 2007 to $1,445.4 million in fiscal 2008. The increase was primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales decreased from 16.7% in fiscal 2007 to 16.4% in fiscal 2008. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the growth of the video game market and cost control efforts. Selling, general and administrative expenses include $35.4 million and $26.9 million in stock-based compensation expense for fiscal 2008 and fiscal 2007, respectively. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to ($6.4) million in fiscal 2008, compared to $8.6 million in fiscal 2007.

Depreciation and amortization expense increased from $130.3 million in fiscal 2007 to $145.0 million in fiscal 2008. This increase of $14.7 million was due primarily to capital expenditures associated with the opening of 674 new stores during fiscal 2008. Depreciation and amortization expense will increase from fiscal 2008 to the 52 week period ending January 30, 2010 (“fiscal 2009”) due to continued capital expenditures for new stores and investments in management information systems.

Interest income from the investment of excess cash balances decreased from $13.8 million in fiscal 2007 to $11.6 million in fiscal 2008 as a result of lower invested cash balances due to acquisitions and lower interest rates. Interest expense decreased from $61.6 million in fiscal 2007 to $50.5 million in fiscal 2008, primarily due to the retirement of $30.0 million of the Company’s senior notes since February 2, 2008 and the retirement of $270.0 million in senior notes and senior floating rate notes during fiscal 2007. Debt extinguishment expense of $2.3 million and $12.6 million was recognized in fiscal 2008 and fiscal 2007, respectively, as a result of the premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense increased by $82.9 million, from $152.8 million in fiscal 2007 to $235.7 million in fiscal 2008. The Company’s effective tax rate increased from 34.6% in fiscal 2007 to 37.2% in fiscal 2008 due to expenses related to mergers and acquisitions and associated corporate structuring and the deemed repatriation of earnings from foreign subsidiaries. In addition, during fiscal 2007 there were valuation allowances released on foreign net operating losses. See Note 12 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $173.7 million, or 34.6%, from $501.4 million in fiscal 2007 to $675.1 million in fiscal 2008 and an increase in net earnings of $110.0 million, or 38.2%, from $288.3 million in fiscal 2007 to $398.3 million in fiscal 2008.

Fiscal 2007 Compared to Fiscal 2006

Sales increased by $1,775.1 million, or 33.4%, to $7,094.0 million in the 52 weeks of fiscal 2007 compared to $5,318.9 million in the 53 weeks of fiscal 2006. The increase in sales was attributable to the comparable store sales increase of 24.7% for fiscal 2007 when compared to fiscal 2006, the addition of non-comparable store sales from the 1,007 stores opened since January 29, 2006 of approximately $496.2 million and increases related to changes in foreign exchange rates of $109.4 million, offset by sales of $99.1 million for the 53rd week included in fiscal 2006. The comparable store sales increase was driven by continued strong sales of the Nintendo Wii, Microsoft’s Xbox 360 and the Sony PlayStation 3, which completed its worldwide launch during fiscal 2007, and their related software and accessories, including several strong video game titles, such as Halo 3 and Guitar Hero III. The comparable store sales increase of 24.7% was calculated by using the 52 weeks of fiscal 2007 compared to the most closely comparable 52 weeks of fiscal 2006 with consideration given to the timing of holidays to ensure comparability.

New video game hardware sales increased $595.2 million, or 55.4%, from fiscal 2006 to fiscal 2007, primarily due to the sales of hardware units mentioned above, as well as the increase in store count since January 2007, offset by the 53rd week of sales included in fiscal 2006. New video game hardware sales increased as a percentage of sales from 20.2% in fiscal 2006 to 23.5% in fiscal 2007, primarily due to the first full year since the Nintendo Wii and the Sony PlayStation 3 launch as well as increasing sales of Microsoft Xbox 360 and the Nintendo DS.

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

Selling, general and administrative expenses increased by $160.9 million, or 15.8%, from $1,021.1 million in fiscal 2006 to $1,182.0 million in fiscal 2007. The increase was primarily attributable to the increase in the number of stores in operation, and the related increases in store, distribution and corporate office operating expenses, offset by expenses from the 53rd week included in fiscal 2006. Selling, general and administrative expenses as a percentage of sales decreased from 19.2% in fiscal 2006 to 16.7% in fiscal 2007. The decrease in selling, general and administrative expenses as a percentage of sales was primarily due to leveraging as a result of the higher sales associated with the introduction of the new video game systems and synergies associated with the acquisition of EB. Selling, general and administrative expenses include $26.9 million and $21.0 million in stock-based compensation expense for fiscal 2007 and fiscal 2006, respectively. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $8.6 million in fiscal 2007, compared to ($1.0) million in fiscal 2006.

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

Segment Performance

The Company operates its business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories which we refer to as video game products and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products in the various segments. Stores in all segments are similar in size at an average of approximately 1,500 square feet.

As we have expanded our presence in international markets, the Company has increased its operations in foreign currencies, including the euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner. The notes issued in connection with the acquisition of Micromania and the EB merger are reflected in the United States segment. See Note 20 of “Notes to Consolidated Financial Statements” for more information.

Sales by operating segment in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

United States	$6,466.7	$5,438.8	$4,269.5
Canada	548.2	473.0	319.7
Australia	520.0	420.8	288.1
Europe	1,271.0	761.4	441.6

Total	$8,805.9	$7,094.0	$5,318.9

Operating earnings by operating segment, defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

United States	$530.1	$391.2	$285.4
Canada	32.6	35.8	20.0
Australia	46.8	41.8	27.3
Europe	65.6	32.6	1.0

Total	$675.1	$501.4	$333.7

Total assets by operating segment in U.S. dollars were as follows (in millions):

	January 31,	February 2,	February 3,
	2009	2008	2007

United States	$2,578.0	$2,742.0	$2,618.9
Canada	293.7	274.7	210.4
Australia	312.8	251.1	210.7
Europe	1,328.1	508.1	309.6

Total	$4,512.6	$3,775.9	$3,349.6

Fiscal 2008 Compared to Fiscal 2007

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce website www.gamestop.com and Game Informer magazine. As of January 31, 2009, the United States segment included 4,331 GameStop stores, compared to 4,061 stores on February 2, 2008. Sales for the 52 weeks ended January 31, 2009 increased 18.9% compared to the 52 weeks ended February 2, 2008 as a result of increased sales at existing stores and the opening of 643 new stores since February 3, 2007, including 315 stores in the 52 weeks ended January 31, 2009. Sales at existing stores increased due to strong sales of new video game software and used video game products which is typical in the years following the release of new hardware platforms. As the installed base of the new hardware platforms expands, more new software titles become available and trade-ins of used video game products applied toward the purchase of new video games lead to increased sales of new and used video game products. Segment operating income for the 52 weeks ended

January 31, 2009 increased by 35.5% compared to the 52 weeks ended February 2, 2008, driven by strong sales of new video game software and used video game products and their related accessories, as well as the leveraging of selling, general and administrative expenses.

Canada

Sales in the Canadian segment in the 52 weeks ended January 31, 2009 increased 15.9% compared to the 52 weeks ended February 2, 2008. The increase in sales was primarily attributable to increased sales at existing stores and the additional sales at the 58 stores opened since February 3, 2007. As of January 31, 2009, the Canadian segment had 325 stores compared to 287 stores as of February 2, 2008. The increase in sales at existing stores was driven by strong sales of new video game software related to the continued expansion of the installed base of new hardware platforms. Segment operating income for the 52 weeks ended January 31, 2009 decreased by 8.9% compared to the 52 weeks ended February 2, 2008. The decrease in operating income when compared to the prior year was due primarily to a lower gross margin percentage driven by economic issues and competitive issues stemming from changes in foreign exchange rates. For the 52 weeks ended January 31, 2009, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $2.7 million.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of January 31, 2009, the Australian segment included 350 stores, compared to 280 stores as of February 2, 2008. Sales for the 52 weeks ended January 31, 2009 increased 23.6% compared to the 52 weeks ended February 2, 2008. The increase in sales was due to higher sales at existing stores and the additional sales at the 133 stores opened since February 3, 2007, including the eight New Zealand stores acquired from The Gamesman Limited during July 2008. The increase in sales at existing stores was due to a strong video game software title lineup and the availability of the new hardware platforms in fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of platforms increased and more software became available. Segment operating income in the 52 weeks ended January 31, 2009 increased by 12.0% when compared to the 52 weeks ended February 2, 2008. The increase in operating earnings for the 52 weeks ended January 31, 2009 was due to the higher sales and related gross margin offset by the higher selling, general and administrative expenses associated with the increase in the number of stores in operation and the unfavorable impact of changes in exchange rates since the prior year. For the 52 weeks ended January 31, 2009, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $4.0 million.

Europe

Segment results for Europe include retail operations in 13 European countries including France, in which we commenced operations on November 17, 2008 as a result of the Micromania acquisition. As of January 31, 2009, the European segment operated 1,201 stores, compared to 636 stores as of February 2, 2008. For the 52 weeks ended January 31, 2009, European sales increased 66.9% compared to the 52 weeks ended February 2, 2008. The increase in sales was primarily due to the additional sales at the 754 stores opened since February 3, 2007, including the 328 stores from the Micromania acquisition and the 49 stores acquired from Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), in Norway during the first quarter of fiscal 2008 and the increase in sales at existing stores. The increase in sales at existing stores was due to strong sales of new video game software and the availability of the new hardware platforms in fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of the platforms increased and more software became available.

The segment operating income in Europe for the 52 weeks ended January 31, 2009 increased to $65.6 million compared to $32.6 million in the 52 weeks ended February 2, 2008. The increase in the operating income was driven by the increase in sales and related margin dollars discussed above, the earnings generated by the Micromania stores and the continued maturation of our operations in the rest of the European market, offset by the unfavorable impact of changes in exchange rates since the prior year. For the 52 weeks ended January 31, 2009, changes in exchange rates when compared to fiscal 2007 had the effect of decreasing operating earnings by $3.3 million.

Fiscal 2007 Compared to Fiscal 2006

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce website www.gamestop.com and Game Informer magazine. As of February 2, 2008, the United States segment included 4,061 GameStop stores, compared to 3,799 stores on February 3, 2007, and 3,624 stores on January 28, 2006. Sales for the 52 weeks ended February 2, 2008 increased 27.4% compared to the 53 weeks ended February 3, 2007 as a result of increased sales at existing stores and the opening of 604 new stores since January 28, 2006, including 328 stores in the 52 weeks ended February 2, 2008. Sales at existing stores increased due to strong sales of new hardware platform units, including the Nintendo Wii and the Sony PlayStation 3 and their related software and accessories, as well as Microsoft’s Xbox 360 hardware, software and accessories, particularly new sales of Halo 3 and Guitar Hero III released during fiscal 2007. Segment operating income for the 52 weeks ended February 2, 2008 increased by 37.1% compared to the 53 weeks ended February 3, 2007, driven by strong sales of the new hardware platforms and their related software and accessories, leveraging of selling, general and administrative expenses, and the recognition of synergies related to the acquisition of EB, including the shut-down in fiscal 2006 of EB’s corporate headquarters and distribution center.

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

Liquidity and Capital Resources

Cash Flows

During fiscal 2008, cash provided by operations was $549.2 million, compared to cash provided by operations of $484.8 million in fiscal 2007. The increase in cash provided by operations of $64.4 million from fiscal 2007 to fiscal 2008 was primarily due to an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, of $80.7 million and a decrease in the excess tax benefits realized from the exercise of stock-based awards of $59.1 million. These amounts were offset by an increase in cash used in operations for working capital of $75.4 million from fiscal 2007 to fiscal 2008 primarily due to an increase in merchandise inventories resulting from an increase in store count and sales levels.

During fiscal 2007, cash provided by operations was $484.8 million, compared to cash provided by operations of $420.1 million in fiscal 2006. The increase in cash provided by operations of $64.7 million from fiscal 2006 to fiscal 2007 was primarily due to an increase in the cash provided by net earnings, including the non-cash adjustments to net earnings, of $168.5 million offset by an increase in the excess tax benefits realized from the exercise of stock-based awards of $49.5 million. These amounts were offset by a net decrease in cash provided by operations for working capital of $54.3 million from fiscal 2006 to fiscal 2007 due primarily to an increase in merchandise inventories resulting from an increase in store count and sales.

Cash used in investing activities was $813.9 million in fiscal 2008, $174.5 million during fiscal 2007 and $125.9 million during fiscal 2006. During fiscal 2008, the Company used $580.4 million, net of cash acquired, to purchase Micromania and $50.3 million, net of cash acquired, to acquire FRS, The Gamesman Limited and an increased ownership interest in GameStop Group Limited. In addition, during fiscal 2008, $183.2 million of cash was used for capital expenditures primarily to open 674 new stores in the United States and internationally and to invest in information systems. During fiscal 2007, $175.6 million of cash was used for capital expenditures primarily to open 586 stores in the United States and internationally and to invest in information systems, which were offset by $1.1 million of cash received related to the finalization of the purchase price of Game Brands Inc. which was acquired during the fourth quarter of fiscal 2006. During fiscal 2006, $133.9 million of cash was used for capital expenditures primarily to invest in information and distribution systems in support of the integration of the operations of EB, to open new stores in the United States and for international expansion. Also, during the fourth quarter of fiscal 2006, the Company purchased Game Brands Inc., a 72-store video game retailer, for $11.3 million.

These investing activities were offset by $19.3 million of cash provided by the sale of the Pennsylvania corporate office and distribution center which were acquired in the EB merger.

Cash provided by financing activities was $22.7 million in fiscal 2008 and cash used in financing activities was $117.1 million in fiscal 2007 and $43.3 million in fiscal 2006. The cash flows provided by financing activities in fiscal 2008 were due to cash received related to the issuance of shares associated with stock option exercises of $29.0 million and for the excess tax benefits realized from the exercise of stock-based awards of $34.2 million. These cash inflows were offset by the repurchase of $30.0 million of principal value of the Company’s senior notes and increases in other non-current assets. In addition, the Company borrowed $425.0 million related to the acquisition of Micromania and subsequently repaid the balance before the end of fiscal 2008. The cash used in financing activities for fiscal 2007 was primarily due to the repurchase of $20.0 million and $250.0 million of principal value of the Company’s senior notes and senior floating rate notes, respectively, and the $12.2 million principal payment made in October 2007 on the Barnes & Noble promissory note. These cash outflows were offset by $64.9 million received for the issuance of shares relating to stock option exercises and $93.3 million for the realization of tax benefits relating to the exercise of stock-based awards. The cash used in financing activities in fiscal 2006 was primarily due to the repurchase of $50.0 million each of the senior notes and the senior floating rate notes, the payment of the $12.2 million principal due on the Barnes & Noble promissory note and the repayment of the $9.1 million mortgage on EB’s Pennsylvania distribution center. The fiscal 2006 outflows were offset by $33.9 million received for the issuance of shares relating to stock option exercises and $43.8 million for the realization of tax benefits relating to the exercise of stock-based awards.

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

In October 2005, in connection with the EB merger, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 31, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 31, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7.7 million.

In October 2008, the Company amended the Revolver to permit both the acquisition of Micromania and a committed $150.0 million junior term loan facility (the “Term Loans”). In addition, during any period for which the

Term Loans were outstanding, the amendment increased the applicable margin under the Revolver (i) payable on LIBO rate loans to a range of 1.5% to 2.0% from the current range of 1.0% to 1.5% and (ii) payable on prime rate loans to a range of 0.5% to 0.75% from the current range of 0.0% to 0.25%. The margins applicable prior to the entry into the amendment apply once the Term Loans are no longer outstanding. The Term Loans were outstanding during the fourth quarter of fiscal 2008.

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A and Banc of America Securities LLC. The Term Loan Agreement provided for Term Loans in the aggregate of $150.0 million, consisting of a $50.0 million secured term loan (“Term Loan A”) and a $100.0 million unsecured term loan (“Term Loan B”). The Term Loan Agreement provided that the principal of Term Loan B was to be repaid in four equal installments of $25.0 million a week for four consecutive weeks, commencing on December 3, 2008. Term Loan A was scheduled to mature on March 31, 2009. Amounts borrowed under the Term Loan Agreement may not be reborrowed once repaid. Borrowings made pursuant to the Term Loan Agreement bore interest, payable quarterly or, if earlier, at the end of any interest period, at a per annum rate equal to either (a) the prime loan rate, described in the Term Loan Agreement as the higher of (i) Bank of America N.A.’s prime rate or (ii) the federal funds rate plus 0.50%, in each case plus 1.75%, or (b) the LIBO rate (a publicly published rate) plus 3.75%. The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5% to 5.75% per annum.

The Term Loan Agreement contained customary affirmative and negative covenants, including limitations on GameStop and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, changes of business and transactions with affiliates. In addition, the Company was subject to a fixed charge coverage ratio covenant of 1.5:1.0. The covenants permitted the Company to use proceeds of the Term Loans for working capital, capital expenditures, payment of transaction costs and a portion of the consideration in connection with the acquisition of Micromania and for all other lawful corporate purposes.

In November 2008, the Company borrowed $275.0 million under the Revolver and borrowed $150.0 million under the Term Loans in order to complete the acquisition of Micromania. As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 31, 2009, there were $5.6 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.9 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the EB merger. In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of January 31, 2009, the unamortized original issue discount was $4.3 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 31, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 674 stores in fiscal 2008 and purchased 328 stores through our acquisition of Micromania. We expect to open approximately 400 stores in fiscal 2009. Capital expenditures for fiscal 2009 are projected to be approximately $170 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100 million of its Senior Floating Rate Notes and Senior Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50 million of its Senior Notes and $50 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $6.1 million for the 53 week period ended February 3, 2007, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150 million of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20 million of its Senior Notes and $130 million of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $8.8 million for the 52 week period ended February 2, 2008, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On June 28, 2007, the Company announced that its Board of Directors authorized the redemption of the remaining $120 million of Senior Floating Rate Notes outstanding. The Company redeemed the Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.00%, plus all accrued and unpaid interest through the redemption date. The Company incurred a one-time pre-tax charge of $3.8 million associated with the redemption, which represents a $2.4 million redemption premium and $1.4 million to recognize unamortized deferred financing costs for the 52 week period ended February 2, 2008.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of January 31, 2009, the Company had repurchased $30 million of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2.3 million, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes for the 52 week period ended January 31, 2009.

In October 2004, GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74.0 million in connection with the repurchase of GameStop’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $12.2 million and $12.2 million were made in October 2006 and October 2007, respectively, satisfying the promissory note in full.

We used cash to expand the Company through acquisitions during fiscal 2008. On April 5, 2008, the Company purchased all the outstanding stock of FRS for $21.0 million, net of cash acquired. FRS operated 49 record stores in Norway and also operated office and warehouse facilities in Oslo, Norway. The Company converted these stores into video game stores with an inventory assortment similar to its other stores in Norway.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27.4 million. The transaction was completed in June 2008 and recorded in accordance with the provisions of SFAS 141.

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from L Capital, LV Capital, Europ@web and other shareholders of Micromania for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 332 stores as of January 31, 2009. The Company funded the transaction with cash on hand, a draw on the Revolver totaling $275.0 million, and the Term Loans.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of January 31, 2009:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Long-Term Debt(1)	$726.0	$44.0	$88.0	$594.0	$—
Operating Leases	972.8	295.1	387.1	179.5	111.1
Purchase Obligations(2)	734.3	734.3	—	—	—

Total	$2,433.1	$1,073.4	$475.1	$773.5	$111.1

(1)	The long-term debt consists of $550.0 million (principal value), which bears interest at 8.0% per annum. Amounts include contractual interest payments.

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with R. Richard Fontaine, Executive Chairman, Daniel A. DeMatteo, Chief Executive Officer, J. Paul Raines, Chief Operating Officer, David W. Carlson, Executive Vice President and Chief Financial Officer and Tony D. Bartel, Executive Vice President — Merchandising and Marketing. The terms of the employment agreements with Mr. Fontaine and Mr. DeMatteo commenced on April 11, 2005 and continued for a period of three years thereafter and were automatically renewed in April 2008 for an additional year. The term of the employment agreement for Mr. Raines commenced on September 7, 2008 and continues for a period of three years thereafter. The term of the employment agreement for Mr. Carlson commenced on April 3, 2006 and continued for a period of two years thereafter and was automatically renewed in April 2008 for an additional year. The term of the employment agreement for Mr. Bartel commenced on October 24, 2008 and continues for a period of three years thereafter. Each of these employment agreements contains provisions for automatic annual renewals unless either party gives notice of non-renewal at least six months prior to expiration. The employment agreements for Mr. Fontaine, Mr. DeMatteo and Mr. Carlson will automatically renew in April 2009 for a period of one year as no notice of non-renewal was given.

Each of the employment agreements was amended and restated on December 31, 2008 to bring them into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the American Jobs Creation Act of 2004. The minimum annual salaries during the term of employment under the amended and restated employment agreements for Messrs. Fontaine, DeMatteo, Raines, Carlson and Bartel shall be no less than $650,000, $535,000, $900,000, $350,000 and $400,000, respectively. The Board of Directors of the Company has set Messrs. Fontaine’s, DeMatteo’s, Raines’, Carlson’s and Bartel’s annual salaries for fiscal 2009 at $1,200,000, $1,250,000, $920,000, $500,000 and $500,000, respectively.

As of January 31, 2009, we had standby letters of credit outstanding in the amount of $7.7 million and had bank guarantees outstanding in the amount of $12.9 million, $7.9 million of which are cash collateralized.

As of January 31, 2009, the Company had $32.2 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the individual owners of the remaining 49% interest have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. In June 2008, additional shares representing an interest of approximately 16% were purchased by the Company. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of January 31, 2009, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a related party through a common stockholder who is chairman of the board of directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 31, 2009 and February 2, 2008 and the 53 weeks ended February 3, 2007, these charges amounted to $1.3 million, $1.2 million and $1.0 million, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee paid to Barnes & Noble in connection with this arrangement was $0.5 million, $0.4 million and $0.3 million for the 52 weeks ended January 31, 2009, 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 52 weeks ended January 31, 2009 and February 2, 2008 and the 53 weeks ended February 3, 2007, these allocated charges amounted to $0.2 million, $0.3 million and $0.8 million, respectively.

The Company had a promissory note in the favor of Barnes & Noble in the principal amount of $74.0 million, in connection with the repurchase of the Company’s common stock held by Barnes & Noble in October 2004. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $12.2 million were made in October 2006 and October 2007 and the note has been satisfied in full. Interest expense on the promissory note for the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007 totaled $0.4 million and $1.1 million, respectively.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 became effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. The Company adopted SFAS 157 on February 3, 2008 as required for its financial assets and liabilities. However, in February 2008, the FASB released a FASB Staff Position, FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all non-

financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of SFAS 157 for our financial assets and liabilities did not have a material impact on the Company’s financial condition and results of operations. We do not believe the adoption of SFAS 157 for our non-financial assets and liabilities, effective February 1, 2009, will have a material impact on our consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Senior Notes outstanding issued in connection with the EB merger carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities and Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value, while SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The aggregate fair value of the Foreign Currency Contracts as of January 31, 2009 was an asset of $0.3 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of January 31, 2009 would result in a (loss) or gain in value of the forwards, options and swaps of ($17.7 million) or $17.7 million, respectively.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective as of January 31, 2009. The effectiveness of our internal control over financial reporting as of January 31, 2009 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

The Company completed the acquisition of Micromania on November 17, 2008 and the results of operations of Micromania are included in the Company’s consolidated financial statements for the period from the date of the acquisition through January 31, 2009. Management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting the internal controls of Micromania. Such exclusion was in accordance with the Securities and Exchange Commission guidance that an assessment of a recently acquired business may be omitted from management’s report on internal control over financial reporting in the year of the acquisition. The assets, liabilities and results of operation for Micromania were not significant when compared to the Company’s consolidated assets, liabilities and results of operations as of and for the 52 weeks ended January 31, 2009.

(c) Changes in Internal Control Over Financial Reporting

Micromania operates on different information technology systems than the Company. The Company is currently evaluating the internal control processes at Micromania and changes to certain processes, information technology systems, and other components of internal controls resulting from this evaluation may occur. Other than the impact of the acquisition of Micromania, there was no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance*

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to the Company’s Executive Chairman of the Board, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer and any Executive Vice President of the Company. This Code of Ethics is filed as Exhibit 14.1 to this Form 10-K. The Company also has adopted a Code of Standards, Ethics and Conduct applicable to all of the Company’s management-level employees, which is filed as Exhibit 14.2 to this Form 10-K.

In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above Codes, or any waiver of any provision thereof with respect to any of the executive officers listed in the paragraph above, on the Company’s website (www.gamestop.com) within four business days following such amendment or waiver.

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

(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

The following financial statement schedule for the 52 weeks ended January 31, 2009 and February 2, 2008 and the 53 weeks ended February 3, 2007 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

     *  The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2009 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended January 31, 2009 and February 2, 2008 and the 53 weeks ended February 3, 2007:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged
			to Other	Deductions-
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable	Recoveries	Period
	(In thousands)

Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 31, 2009	$59,698	$42,979	$34,710	$80,820	$56,567
52 Weeks Ended February 2, 2008	53,816	51,879	28,262	74,259	59,698
53 Weeks Ended February 3, 2007	53,277	50,779	27,792	78,032	53,816

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Third Amended and Restated 2001 Incentive Plan.(15)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)
10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(11)

Exhibit
Number	Description

10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(11)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(11)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(11)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(12)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(14)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.21	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(15)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(15)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial and Executive Officers.

Exhibit
Number	Description

14.2	Code of Standards, Ethics and Conduct.
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Daniel A. DeMatteo
Daniel A. DeMatteo
Chief Executive Officer

Date: April 1, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Chief Executive Officer and Director (Principal Executive Officer)	April 1, 2009

/s/ R. Richard Fontaine R. Richard Fontaine	Executive Chairman and Director	April 1, 2009

/s/ David W. Carlson David W. Carlson	Executive Vice President, Chief Financial Officer and Assistant Secretary (Principal Financial Officer)	April 1, 2009

/s/ Robert A. Lloyd Robert A. Lloyd	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 1, 2009

/s/ Jerome L. Davis Jerome L. Davis	Director	April 1, 2009

/s/ Steven R. Koonin Steven R. Koonin	Director	April 1, 2009

/s/ Leonard Riggio Leonard Riggio	Director	April 1, 2009

/s/ Michael N. Rosen Michael N. Rosen	Director	April 1, 2009

/s/ Stephanie M. Shern Stephanie M. Shern	Director	April 1, 2009

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	April 1, 2009

Name	Capacity	Date

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	April 1, 2009

/s/ Edward A. Volkwein Edward A. Volkwein	Director	April 1, 2009

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	April 1, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 31, 2009 and February 2, 2008 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended January 31, 2009, the 52 week period ended February 2, 2008, and for the 53 week period ended February 3, 2007. In connection with our audits of the financial statements, we have also audited the financial statement schedules listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedules. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of January 31, 2009 and February 2, 2008, and the results of its operations and its cash flows for the 52 week period ended January 31, 2009, for the 52 week period ended February 2, 2008, and for the 53 week period ended February 3, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for uncertainty in income taxes recognized in accordance with the provisions of FASB Interpretation No. 48 (As Amended), Accounting for Uncertainty in Income Taxes, on February 4, 2007.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2009 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 31, 2009

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of January 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included under Item 9A of the Annual Report on Form 10-K, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

As indicated in Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Micromania SAS, which was acquired on November 17, 2008, and which is included in the consolidated balance sheet of GameStop Corp. as of January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended January 31, 2009. Micromania’s financial statements constituted total assets and liabilities of approximately 18.4% and 9.0%, respectively, and revenues and operating earnings of approximately 2.8% and 3.8%, respectively, of the related consolidated financial statement amounts as of and for the period ended January 31, 2009. Management did not assess the effectiveness of internal control over financial reporting of Micromania SAS because of the timing of the acquisition which was completed on November 17, 2008. Our audit of internal control over financial reporting of GameStop Corp. also did not include an evaluation of the internal control over financial reporting of Micromania SAS.

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 31, 2009 and February 2, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week period ended January 31, 2009, for the 52 week period ended February 2, 2008 and for the 53 week period ended February 3, 2007. We have also audited the schedule listed in Item 15(a)(2) of this Form 10-K. Our report dated March 31, 2009 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 31, 2009

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 31,	February 2,
	2009	2008
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$578,141	$857,414
Receivables, net	65,981	56,019
Merchandise inventories, net	1,075,792	801,025
Deferred income taxes — current	23,615	27,481
Prepaid expenses	59,101	48,915
Other current assets	15,411	3,863

Total current assets	1,818,041	1,794,717

Property and equipment:
Land	10,397	11,870
Buildings and leasehold improvements	454,651	378,611
Fixtures and equipment	619,845	538,738

Total property and equipment	1,084,893	929,219
Less accumulated depreciation and amortization	535,639	417,550

Net property and equipment	549,254	511,669
Goodwill, net	1,862,107	1,402,440
Other intangible assets	247,790	14,214
Deferred taxes	—	26,332
Other noncurrent assets	35,398	26,519

Total noncurrent assets	2,694,549	1,981,174

Total assets	$4,512,590	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,047,963	$844,376
Accrued liabilities	514,748	416,181

Total current liabilities	1,562,711	1,260,557

Senior notes payable, long-term portion, net	545,712	574,473
Other long-term liabilities	104,486	78,415

Total long-term liabilities	650,198	652,888

Total liabilities	2,212,909	1,913,445

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,843 and 161,007 shares issued and outstanding, respectively	164	161
Additional paid-in-capital	1,307,453	1,208,474
Accumulated other comprehensive income (loss)	(28,426)	31,603
Retained earnings	1,020,490	622,208

Total stockholders’ equity	2,299,681	1,862,446

Total liabilities and stockholders’ equity	$4,512,590	$3,775,891

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except per share data)

Sales	$8,805,897	$7,093,962	$5,318,900
Cost of sales	6,535,762	5,280,255	3,847,458

Gross profit	2,270,135	1,813,707	1,471,442
Selling, general and administrative expenses	1,445,419	1,182,016	1,021,113
Depreciation and amortization	145,004	130,270	109,862
Merger-related expenses	4,593	—	6,788

Operating earnings	675,119	501,421	333,679
Interest income	(11,619)	(13,779)	(11,338)
Interest expense	50,456	61,553	84,662
Debt extinguishment expense	2,331	12,591	6,059

Earnings before income tax expense	633,951	441,056	254,296
Income tax expense	235,669	152,765	96,046

Net earnings	$398,282	$288,291	$158,250

Net earnings per common share — basic	$2.44	$1.82	$1.06

Weighted average shares of common stock — basic	163,190	158,226	149,924

Net earnings per common share — diluted	$2.38	$1.75	$1.00

Weighted average shares of common stock — diluted	167,671	164,844	158,284

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total

Balance at January 28, 2006	145,594	$146	$921,335	$886	$192,346	$1,114,713
Comprehensive income:
Net earnings for the 53 weeks ended February 3, 2007	—	—	—	—	158,250
Foreign currency translation	—	—	—	2,341	—
Total comprehensive income						160,591
Stock-based compensation	—	—	20,978	—	—	20,978
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $45,735)	6,711	6	79,590	—	—	79,596

Balance at February 3, 2007	152,305	152	1,021,903	3,227	350,596	1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	1,359,199
Comprehensive income:
Net earnings for the 52 weeks ended February 2, 2008	—	—	—	—	288,291
Foreign currency translation	—	—	—	28,376	—
Total comprehensive income						316,667
Stock-based compensation	—	—	26,911	—	—	26,911
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $94,786)	8,702	9	159,660	—	—	159,669

Balance at February 2, 2008	161,007	161	1,208,474	31,603	622,208	1,862,446
Comprehensive income:
Net earnings for the 52 weeks ended January 31, 2009	—	—	—	—	398,282
Foreign currency translation	—	—	—	(60,029)	—
Total comprehensive income						338,253
Stock-based compensation	—	—	35,354	—	—	35,354
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grant (including tax benefit of $37,562)	2,836	3	63,625	—	—	63,628

Balance at January 31, 2009	163,843	$164	$1,307,453	$(28,426)	$1,020,490	$2,299,681

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net earnings	$398,282	$288,291	$158,250
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	146,363	131,277	110,176
Provision for inventory reserves	42,979	51,879	50,779
Amortization and retirement of deferred financing fees	2,496	5,669	4,595
Amortization and retirement of original issue discount on senior notes	1,239	1,162	1,523
Stock-based compensation expense	35,354	26,911	20,978
Deferred taxes	(25,535)	(10,999)	(2,522)
Excess tax benefits realized from exercise of stock-based awards	(34,174)	(93,322)	(43,758)
Loss on disposal of property and equipment	5,193	8,205	4,261
Increase in other long-term liabilities	4,071	8,946	6,775
Increase in liability to landlords for tenant allowances, net	4,266	5,075	1,586
Change in the value of foreign exchange contracts	(17,414)	186	(8,323)
Changes in operating assets and liabilities, net of businesses acquired
Receivables, net	(2,901)	(19,903)	4,891
Merchandise inventories	(209,442)	(143,525)	(115,370)
Prepaid expenses and other current assets	(10,111)	(3,590)	(21,371)
Prepaid taxes and taxes payable	44,698	118,862	54,369
Accounts payable and accrued liabilities	163,871	109,717	193,269

Net cash flows provided by operating activities	549,235	484,841	420,108

Cash flows from investing activities:
Purchase of property and equipment	(183,192)	(175,569)	(133,930)
Acquisitions, net of cash acquired	(630,706)	1,061	(11,303)
Sale of assets held for sale	—	—	19,297

Net cash flows used in investing activities	(813,898)	(174,508)	(125,936)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	(270,000)	(100,000)
Repayment of other debt	—	(12,173)	(21,263)
Borrowings for acquisition	425,000	—	—
Repayments of acquisition borrowings	(425,000)	—	—
Issuance of shares relating to stock options	28,950	64,883	33,861
Excess tax benefits realized from exercise of stock-based awards	34,174	93,322	43,758
Net change in other noncurrent assets and other intangible assets	(10,474)	6,826	385

Net cash flows provided by (used in) financing activities	22,650	(117,142)	(43,259)

Exchange rate effect on cash and cash equivalents	(37,260)	11,820	(103)

Net increase (decrease) in cash and cash equivalents	(279,273)	205,011	250,810
Cash and cash equivalents at beginning of period	857,414	652,403	401,593

Cash and cash equivalents at end of period	$578,141	$857,414	$652,403

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”), is the world’s largest retailer of video game systems and software and PC entertainment software and related accessories primarily through its GameStop and EB Games stores. We also operate the electronic commerce website www.gamestop.com and publish Game Informer magazine. The Company’s stores, which totaled 6,207 at January 31, 2009, are located in major regional shopping malls and strip centers. The Company operates in four business segments, which are the United States, Australia, Canada and Europe.

The Company is a Delaware corporation, formerly known as GSC Holdings Corp., and has grown through a business combination (the “EB merger”) of GameStop Holdings Corp., formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The Company also has grown through acquisitions, the most recent of which occurred on November 17, 2008 when the Company purchased SFMI Micromania SAS (“Micromania”), a leading retailer of video and computer games in France.

Until October 2004, Barnes & Noble, Inc. (“Barnes & Noble”) held 72,018 shares of GameStop’s common stock. In October 2004, GameStop repurchased 12,214 of the shares of common stock held by Barnes & Noble and immediately retired the shares. In November 2004, Barnes & Noble distributed to its stockholders its remaining 59,804 shares of GameStop’s common stock in a tax-free dividend.

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiary, GameStop Group Limited (formerly Gamesworld Group Limited). All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2008 consisted of the 52 weeks ended on January 31, 2009. Fiscal 2007 consisted of the 52 weeks ended on February 2, 2008. Fiscal 2006 consisted of the 53 weeks ended on February 3, 2007. The Company’s operating results for fiscal 2008 include 11 weeks of Micromania’s results.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Reclassifications

Certain reclassifications have been made to conform the prior period data to the current year presentation.

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

approximates market value, and consist primarily of time deposits with highly rated commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, the Company invests in money market investment funds holding direct U.S. Treasury obligations. The Company held such cash equivalents as of February 2, 2008.

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 31, 2009 and February 2, 2008 were $56,567 and $59,698, respectively.

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

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 31, 2009 have not been material.

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company does not amortize goodwill, instead it evaluates it for impairment on at least an annual basis. The Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2006, fiscal 2007 and fiscal 2008 and concluded that none of its goodwill was impaired. Note 7 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.

Other Intangible Assets

Other intangible assets consist primarily of tradenames, leasehold rights and amounts attributed to favorable leasehold interests recorded as a result of the Micromania acquisition and the EB merger. Intangible assets are recorded consistent with the provisions of Statement of Financial Accounting Standards No. 141, Business Combinations (“SFAS 141”), which requires that intangible assets shall be recognized as an asset apart from

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are based on the provisions of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, which requires that the assets should be amortized over the period in which they are expected to contribute directly to cash flows.

Tradenames which were recorded as a result of the Micromania acquisition are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. The rights to any particular lease can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. Note 7 provides additional information related to the Company’s intangible assets.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale and is stated net of sales discounts. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for magazine subscriptions and deferred financing plans are included in accrued liabilities (see Note 6).

Revenues do not include sales taxes or other taxes collected from customers.

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, these purchasing, receiving and distribution costs amounted to $57,037, $43,928 and $35,903, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, these processing fees amounted to $65,493, $55,215 and $40,877, respectively.

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

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 31, 2009, 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007 were $46,708, $26,243 and $16,043, respectively. During fiscal 2007, the Company launched a new marketing campaign for television, radio and print to promote the GameStop brand and its brand tagline, “Power to the Players.”

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

U.S. income taxes have not been provided on $204,649 of undistributed earnings of foreign subsidiaries as of January 31, 2009. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.

Lease Accounting

The Company’s method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) is in conformance with GAAP. For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options and the Company includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The accounts of the foreign subsidiaries are translated in accordance with Statement of Financial Accounting Standards No. 52, Foreign Currency Translation. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in net income and amounted to ($9,993), $8,575 and ($962) for the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 3, 2007, respectively. The foreign currency transaction losses in fiscal 2008 are primarily related to the increase in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally, primarily the euro, the Canadian dollar and the Australian dollar. The foreign currency transaction gains in fiscal 2007 are primarily due to the decrease in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally. The net foreign currency transaction loss in the 52 weeks ended January 31, 2009 included a $3,545 net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition recorded in merger-related expenses.

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

Net Earnings Per Common Share

Net earnings per common share is presented in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share (“SFAS 128”). Basic earnings per common share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. Note 4 provides additional information regarding net earnings per common share.

Stock Options

The Company records share-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The weighted-average fair values of the options granted during the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007 were estimated at $15.45, $10.16 and $8.42, respectively, using the following assumptions:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Volatility	38.2%	40.5%	54.5%
Risk-free interest rate	2.4%	4.8%	4.6%
Expected life (years)	3.5	4.0	3.0
Expected dividend yield	0%	0%	0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, companies now have to present tax benefits received in excess of amounts determined based on the compensation expense recognized on the statements of cash flows. Such tax benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the Statement of Cash Flows. Note 13 provides additional information regarding the Company’s stock option plan.

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of January 31, 2009, the senior notes payable had a carrying value of $545,712 and a fair value of $547,250. As of February 2, 2008, the senior notes payable had a carrying value of $574,473 and a fair value of $591,600.

Effective February 3, 2008, the Company implemented FASB Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for its measurement and expands disclosures about fair value measurements. The Company elected to implement SFAS 157 with the one-year deferral permitted by FASB Staff Position (“FSP”) 157-2 for nonfinancial assets and nonfinancial liabilities measured at fair value, except those that are recognized or disclosed on a recurring basis (at least annually). We do not expect any significant impact to our consolidated financial statements when we implement SFAS 157 for these assets and liabilities.

Due to our election under FSP 157-2, for fiscal 2008, SFAS 157 applies to our Foreign Currency Contracts, Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition. The implementation of SFAS 157 did not result in a significant change in the method of calculating fair value of assets or liabilities. The primary impact from adoption was additional disclosures.

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When The Market for That Asset Is Not Active (“FSP 157-3”), to clarify how an entity would determine fair value in an inactive market. FSP 157-3 is effective immediately and applies to our financial statements for the period ended November 1, 2008. The application of the provisions of FSP 157-3 did not materially impact our consolidated financial statements for the period ended November 1, 2008. The Company does not currently own any securities, including cash equivalents, for which a dislocated market or other liquidity problems are known to exist.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair value of our financial assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheet as of January 31, 2009:

January 31, 2009
Level 2
(In thousands)

Assets
Foreign Currency Contracts	$12,104
Company-owned life insurance	2,134

Total assets	$14,238

Liabilities
Foreign Currency Contracts	$11,766
Non-qualified deferred compensation	905

Total liabilities	$12,671

Guarantees

The Company had bank guarantees relating to international store leases totaling $12,930 as of January 31, 2009.

Vendor Concentration

The Company’s largest vendors worldwide are Nintendo, Sony Computer Entertainment, Microsoft and Electronic Arts, Inc., which accounted for 25%, 13%, 13% and 11%, respectively, of the Company’s new product purchases in fiscal 2008, 21%, 17%, 16% and 11%, respectively, in fiscal 2007 and 11%, 13%, 14% and 10%, respectively, in fiscal 2006.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) is effective for the Company on February 1, 2009, and the Company will apply prospectively SFAS 141(R) to all business combinations subsequent to the effective date.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 became effective for the Company on February 1, 2009. The Company is currently evaluating the impact that the adoption of SFAS 160 will have on its consolidated financial statements.

2.	Acquisitions

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580,407, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 332 locations, 328 of which were operating upon acquisition. The Company funded the transaction with cash on hand, funds drawn against its existing $400,000 credit agreement (the “Revolver”) totaling $275,000, and term loans totaling $150,000 under a junior term loan facility (the “Term Loans”). As of January 31, 2009, all of the borrowings against the Revolver and the Term Loans have been repaid. The purpose of the acquisition was to expand the Company’s presence in Europe. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

The consolidated financial statements include the results of Micromania from the date of acquisition and are reported in the European segment. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows as of November 17, 2008:

November 17,
2008
(In thousands)

Current assets	$187,877
Property, plant & equipment	34,164
Goodwill	413,318
Intangible assets:
Tradename	131,560
Leasehold rights and interests	102,746

Total intangible assets	234,306
Other long-term assets	7,786
Current liabilities	(220,237)
Long-term liabilities	(76,807)

Total purchase price	$580,407

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation are expected as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted-average amortization period for the intangible assets,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding goodwill and the Micromania tradename, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. None of the goodwill is deductible for income tax purposes. Note 7 provides additional information concerning goodwill and intangible assets.

Merger-related expenses totaling $4,593 shown in the fiscal 2008 statements of operations include a net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition and other costs considered to be of a one-time or short-term nature which are included in operating earnings.

On April 5, 2008, the Company purchased all the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), for $21,006, net of cash acquired. FRS operated 49 record stores in Norway, nine of which have been closed as of January 31, 2009. The Company has converted the remaining stores into video game stores with an inventory assortment similar to its other stores in Norway. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $17,981, recorded as goodwill. The Company has included the results of operations of FRS, which were not material, in its financial statements beginning on the closing date of the acquisition on April 5, 2008.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27,383. The transaction was completed in June 2008 and recorded in accordance with the provisions of SFAS 141.

During July 2008, the Company purchased certain assets and website operations from The Gamesman Limited, a video game and entertainment software retailer, including eight stores in New Zealand, for $1,910. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $605, recorded as goodwill. The Company has included the results of operations of the eight New Zealand stores acquired from The Gamesman Limited, which were not material, in the Company’s financial statements beginning on the closing date of the acquisition on July 14, 2008.

On January 13, 2007, the Company purchased Game Brands Inc. (“Game Brands”), a 72-store video game retailer operating under the name Rhino Video Games, for $11,344. The acquisition was accounted for using the purchase method of accounting and, accordingly, the results of operations for the period subsequent to the acquisition are included in the consolidated financial statements. The excess of the purchase price over the net assets acquired, in the amount of $8,083 was recorded as goodwill in fiscal 2006. Purchase price adjustments to reduce goodwill for Game Brands were $1,467 during fiscal 2007.

The pro forma effect assuming the above acquisitions were made at the beginning of fiscal 2006 is not material to the Company’s consolidated financial statements.

Merger-related expenses of $6,788 shown in the statement of operations for fiscal 2006 include costs believed to be of a one-time or short-term nature associated with integrating the operations of GameStop and EB during the 53 weeks ended February 3, 2007. The Company completed all integration activities relating to the EB merger in fiscal 2006.

3.	Vendor Arrangements

The Company and approximately 50 of its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

marketing and advertising the vendors’ products. The Company’s accounting for cooperative advertising arrangements and other vendor marketing programs, in accordance with FASB Emerging Issues Task Force Issue 02-16, results in a portion of the consideration received from the Company’s vendors reducing the product costs in inventory rather than as an offset to the Company’s marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

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

Specific, incremental and identifiable advertising and promotional costs were $92,083 and $76,074 in the 52 week periods ended January 31, 2009 and February 2, 2008, respectively, and $49,585 in the 53 weeks ended February 3, 2007. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $125,115 and $92,425 for the 52 week periods ended January 31, 2009 and February 2, 2008, respectively, and $117,082 for the 53 weeks ended February 3, 2007. The amounts deferred as a reduction in inventory were $3,193 for the 52 weeks ended January 31, 2009 and $1,377 for the 53 weeks ended February 3, 2007. The amount recognized as income related to the capitalization of excess vendor allowances was $6,113 for the 52 weeks ended February 2, 2008.

4.	Computation of Net Earnings per Common Share

As of February 3, 2007, the Company had two classes of common stock. Subsequent to February 3, 2007, the Company completed the Conversion and the Stock Split and now has only Class A common stock outstanding and computed earnings per share in accordance with SFAS 128. A reconciliation of shares used in calculating basic and diluted net earnings per common share is as follows:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands, except per share data)

Net earnings	$398,282	$288,291	$158,250

Weighted average common shares outstanding	163,190	158,226	149,924
Dilutive effect of options and warrants on common stock	4,481	6,618	8,360

Common shares and dilutive potential common shares	167,671	164,844	158,284

Net earnings per common share:
Basic	$2.44	$1.82	$1.06

Diluted	$2.38	$1.75	$1.00

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

52 Weeks Ended January 31, 2009	2,473	$26.68 - 49.95	2010 - 2018
52 Weeks Ended February 2, 2008	—	—	—
53 Weeks Ended February 3, 2007	16	—	2009

5.	Receivables, Net

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

	January 31,	February 2,
	2009	2008
	(In thousands)

Bankcard receivables	$45,650	$33,667
Other receivables	24,097	25,465
Allowance for doubtful accounts	(3,766)	(3,113)

Total receivables, net	$65,981	$56,019

6.	Accrued Liabilities

Accrued liabilities consisted of the following:

	January 31,	February 2,
	2009	2008
	(In thousands)

Customer liabilities	$163,904	$145,626
Deferred revenue	42,936	47,423
Accrued rent	20,760	22,698
Accrued interest	18,416	19,181
Employee compensation and related taxes	83,475	58,445
Income taxes payable	16,495	6,303
Other taxes	61,434	34,004
Other accrued liabilities	107,328	82,501

Total accrued liabilities	$514,748	$416,181

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended February 2, 2008 and the 52 weeks ended January 31, 2009 were as follows:

	United States	Canada	Australia	Europe	Total
	(In thousands)

Balance at February 3, 2007	$1,098,089	$116,818	$147,224	$41,776	$1,403,907
Adjustment to goodwill acquired	(1,467)	—	—	—	(1,467)

Balance at February 2, 2008	$1,096,622	$116,818	$147,224	$41,776	$1,402,440
Goodwill acquired, net	—	—	423	459,244	459,667

Balance at January 31, 2009	$1,096,622	$116,818	$147,647	$501,020	$1,862,107

There were no impairments to goodwill during the 52 weeks ended January 31, 2009 and February 2, 2008.

Intangible assets consist of point-of-sale software and amounts attributed to favorable leasehold interests acquired in the EB merger and Micromania acquisition and are included in other non-current assets in the consolidated balance sheet. The tradename acquired in the Micromania acquisition in the amount of $133,231 has been determined to be an indefinite lived intangible asset and is therefore not subject to amortization. The total weighted-average amortization period for the remaining intangible assets, excluding goodwill, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

The deferred financing fees associated with the Company’s revolving credit facility and senior notes issued in connection with the financing of the EB merger are included in other noncurrent assets in the consolidated balance sheet. The deferred financing fees are being amortized over five and seven years to match the terms of the revolving credit facility and the senior notes, respectively.

The changes in the carrying amount of deferred financing fees and other intangible assets for the 52 weeks ended February 2, 2008 and January 31, 2009 were as follows:

	Deferred	Other Intangible
	Financing Fees	Assets
	(In thousands)

Balance at February 3, 2007	$14,375	$14,545
Addition for revolving credit facility renewal and extension in 2007	263	—
Write-off of deferred financing fees remaining on repurchased senior notes and senior floating rate notes (see Note 8)	(3,416)	—
Addition of leasehold rights	—	5,238
Amortization for the 52 weeks ended February 2, 2008	(2,259)	(5,569)

Balance at February 2, 2008	8,963	14,214
Addition for revolving credit facility amendment	1,025	—
Addition for term loan facility fee	2,525	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 8)	(337)	—
Addition of non-compete agreement	—	2,987
Addition of tradename from Micromania acquisition	—	133,231
Addition of leasehold rights from Micromania acquisition	—	105,292
Amortization for the 52 weeks ended January 31, 2009	(3,256)	(7,934)

Balance at January 31, 2009	$8,920	$247,790

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The gross carrying value and accumulated amortization of deferred financing fees as of January 31, 2009 were $23,857 and $14,937, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Other Intangible
Year Ended	Financing Fees	Assets
	(In thousands)

January 2010	$2,671	$13,709
January 2011	2,669	11,020
January 2012	2,669	9,235
January 2013	911	8,524
January 2014	—	8,221

	$8,920	$50,709

8.	Debt

In October 2005, in connection with the EB merger, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 31, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 31, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $7,721.

In October 2008, the Company amended the Revolver to permit both the acquisition of Micromania and a committed $150,000 junior term loan facility (the “Term Loans”). In addition, during any period for which the Term Loans were outstanding, the amendment increased the applicable margin under the Revolver (i) payable on LIBO rate loans to a range of 1.5% to 2.0% from the current range of 1.0% to 1.5% and (ii) payable on prime rate loans to a range of 0.5% to 0.75% from the current range of 0.0% to 0.25%. The margins applicable prior to the entry into the amendment apply once the Term Loans are no longer outstanding. The Term Loans were outstanding during the fourth quarter of fiscal 2008.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A and Banc of America Securities LLC. The Term Loan Agreement provided for Term Loans in the aggregate of $150,000, consisting of a $50,000 secured term loan (“Term Loan A”) and a $100,000 unsecured term loan (“Term Loan B”). The Term Loan Agreement provided that the principal of Term Loan B was to be repaid in four equal installments of $25,000 a week for four consecutive weeks, commencing on December 3, 2008. Term Loan A was scheduled to mature on March 31, 2009. Amounts borrowed under the Term Loan Agreement may not be reborrowed once repaid. Borrowings made pursuant to the Term Loan Agreement bore interest, payable quarterly or, if earlier, at the end of any interest period, at a per annum rate equal to either (a) the prime loan rate, described in the Term Loan Agreement as the higher of (i) Bank of America N.A.’s prime rate or (ii) the federal funds rate plus 0.50%, in each case plus 1.75%, or (b) the LIBO rate (a publicly published rate) plus 3.75%. The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5% to 5.75% per annum.

The Term Loan Agreement contained customary affirmative and negative covenants, including limitations on GameStop and its subsidiaries with respect to indebtedness, liens, investments, distributions, mergers and acquisitions, dispositions of assets, changes of business and transactions with affiliates. In addition, the Company was subject to a fixed charge coverage ratio covenant of 1.5:1.0. The covenants permitted the Company to use proceeds of the Term Loans for working capital, capital expenditures, payment of transaction costs and a portion of the consideration in connection with the acquisition of Micromania and for all other lawful corporate purposes.

In November 2008, the Company borrowed $275,000 under the Revolver and borrowed $150,000 under the Term Loans in order to complete the acquisition of Micromania. As of January 31, 2009 the Revolver and the Term Loans were repaid in full.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 31, 2009, there were $5,618 of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4,948.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of EB in connection with the EB merger. In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of January 31, 2009, the unamortized original issue discount was $4,288. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 31, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In May 2006, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of $100,000 of its Senior Notes and Senior Floating Rate Notes. As of February 3, 2007, the Company had repurchased the maximum authorized amount, having acquired $50,000 of its Senior Notes and $50,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on the retirement of this debt was $6,788 for the 53 week period ended February 3, 2007, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

On February 9, 2007, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $150,000 of its Senior Notes and Senior Floating Rate Notes. As of August 4, 2007, the Company had repurchased the maximum authorized amount, having acquired $20,000 of its Senior Notes and $130,000 of its Senior Floating Rate Notes, and delivered the Notes to the Trustee for cancellation. The associated loss on retirement of this debt was $8,751 for the 52 week period ended February 2, 2008, which consists of the premium paid to retire the Notes and the recognition of the deferred financing fees and the original issue discount on the Notes.

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

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of January 31, 2009, the Company had repurchased $30,000 of its Senior Notes pursuant to this new authorization and delivered the Senior Notes to the Trustee for cancellation. The associated loss on retirement of debt is $2,331, which consists of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes for the 52 week period ended January 31, 2009.

In October 2004, GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of the Company’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $12,173 and $12,173 were made in October 2006 and October 2007, respectively, satisfying the promissory note in full.

The maturity on the $550,000 Senior Notes, gross of the unamortized original issue discount of $4,288, occurs in the fiscal year ending January 2013.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consisted of the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Net earnings	$398,282	$288,291	$158,250
Other comprehensive income:
Foreign currency translation adjustments	(60,029)	28,376	2,341

Total comprehensive income	$338,253	$316,667	$160,591

10.	Leases

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight- line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

Approximate rental expenses under operating leases were as follows:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Minimum	$303,727	$255,259	$226,974
Percentage rentals	22,927	19,968	13,819

	$326,654	$275,227	$240,793

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 31, 2009 are approximately:

Year Ended	Amount
(In thousands)

January 2010	$295,081
January 2011	218,667
January 2012	168,419
January 2013	111,530
January 2014	67,976
Thereafter	111,083

$972,756

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

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

Plaintiffs’ counsel has named a new expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who will opine (if allowed) that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. The ruling on this motion will have an effect on whether the case is able to proceed. The Company is currently awaiting a ruling. There is no current trial date. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the individual owners of the remaining 49% interest have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 bringing the Company’s interest in GameStop Group Limited to approximately 67%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Income Taxes

The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Current tax expense:
Federal	$168,935	$34,107	$32,127
State	13,874	5,149	2,370
Foreign	39,999	31,874	18,894

	222,808	71,130	53,391

Deferred tax expense (benefit):
Federal	(15,858)	(2,582)	571
State	(7,468)	(1,805)	(2,149)
Foreign	(1,375)	(8,764)	(1,502)

	(24,701)	(13,151)	(3,080)

Charge in lieu of income taxes, relating to the tax effect of stock-based awards tax deduction	37,562	94,786	45,735

Total income tax expense	$235,669	$152,765	$96,046

The components of earnings before income tax expense consisted of the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

United States	$532,787	$364,929	$211,814
International	101,164	76,127	42,482

Total	$633,951	$441,056	$254,296

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.1	0.5	2.0
Foreign income taxes	0.5	(0.8)	0.7
Other (including permanent differences)	0.6	(0.1)	0.1

	37.2%	34.6%	37.8%

The Company’s effective tax rate increased from 34.6% in the 52 weeks ended February 2, 2008 to 37.2% in the 52 weeks ended January 31, 2009, primarily due to expenses related to the mergers and acquisitions and associated corporate structuring. The Company’s effective tax rate decreased from 37.8% in the 53 weeks ended February 3, 2007 to 34.6% in the 52 weeks ended February 2, 2008 primarily due to the release of valuation

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

allowances on foreign net operating losses and the recognition of foreign tax credits not previously benefited. Valuation allowances were recorded in earlier years against foreign net operating losses generated in subsidiaries for which profitability could not be reasonably foreseen. The valuation allowances on foreign net operating losses were released during fiscal 2007 upon such subsidiaries attaining profitability.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities under SFAS 109 and consisted of the following components:

	January 31,	February 2,
	2009	2008
	(In thousands)

Deferred tax asset:
Fixed assets	$32,460	$21,395
Inventory obsolescence reserve	16,580	16,823
Deferred rents	13,001	11,585
Stock-based compensation	27,081	16,347
Net operating losses	15,283	17,801
Other	13,565	12,455

Total deferred tax assets	117,970	96,406

Deferred tax liabilities:
Goodwill	(34,033)	(30,280)
Prepaid expenses	(4,392)	(4,110)
Acquired intangible assets	(60,576)	—
Other	(2,877)	(8,203)

Total deferred tax (liabilities) assets	(101,878)	(42,593)

Net	$16,092	$53,813

Financial statements:
Current deferred tax assets	$23,615	$27,481

Deferred tax (liabilities) assets	$(7,523)	$26,332

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) completed examination of the Company’s U.S. income tax returns for the fiscal years ended on January 29, 2005 and January 28, 2006 during fiscal 2008. The Company did not record any material adjustments to its consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 28, 2006. The IRS has commenced an examination of EB’s U.S. income tax return for the short year ended October 8, 2005. EB is no longer subject to U.S. federal income tax examination by tax authorities for years prior to and including the fiscal year ended February 1, 2003.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”), on February 4, 2007. As a result of the implementation of FIN 48, the Company recognized a $16,679 increase in the liability for unrecognized tax benefits, interest and penalties, which was accounted for as a reduction of the February 3, 2007 balance of retained earnings. As of February 4, 2007, the gross amounts of unrecognized tax benefits, interest and penalties was $25,250. Additionally, adoption of FIN 48 resulted in the reclassification of certain accruals for uncertain tax positions in the amount of $7,864 from prepaid taxes to other long-term liabilities in our consolidated balance sheet.

For the 52 weeks ended January 31, 2009, the Company recognized an increase of $5,733 in the liability for unrecognized tax benefits and an increase of $2,276 for interest and penalties. As of January 31, 2009, the gross amount of unrecognized tax benefits, interest and penalties was $32,234. The total amount of unrecognized tax benefit that, if recognized, would affect the effective tax rate was $26,578 for the fiscal year ended January 31, 2009. For the 52 weeks ended February 2, 2008, the Company recognized a decrease of $1,597 in the liability for unrecognized tax benefits and an increase of $572 for interest and penalties. As of February 2, 2008, the gross amount of unrecognized tax benefits, interest and penalties was $24,225. A reconciliation of the changes in the gross balances of unrecognized tax benefits during the 52 weeks ended January 31, 2009 and the 52 weeks ended February 2, 2008 follows:

	January 31,	February 2,
	2009	2008
	(In thousands)

Beginning balance of unrecognized tax benefits	$24,225	$25,250
Increases related to current period tax positions	974	132
Increases (decreases) related to prior period tax positions	8,667	(116)
Reductions as a result of a lapse of the applicable statute of limitations	(1,072)	(1,041)
Reductions as a result of settlements with taxing authorities	(560)	—

Ending balance of unrecognized tax benefits	$32,234	$24,225

Prior to the adoption of FIN 48, the Company recognized interest relating to income tax matters as a component of interest expense and recognized penalties relating to income tax matters as a component of selling, general and administrative expense. Such interest and penalties were immaterial. Subsequent to adoption of FIN 48, the Company recognizes accrued interest and penalties related to income tax matters in income tax expense. The Company had $3,101 in interest and penalties related to unrecognized tax benefits accrued at the date of adoption and $5,656 as of January 31, 2009.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

13.	Stock Incentive Plan

Effective June 2007, the Company’s stockholders voted to amend the Amended and Restated 2001 Incentive Plan (the “Incentive Plan”) to provide for issuance under the Incentive Plan of the Company’s Class A common stock. The Incentive Plan provides a maximum aggregate amount of 43,500 shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

A summary of the status of the Company’s stock options is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Thousands of shares)

Balance, January 28, 2006	22,912	$6.16
Granted	3,260	$20.68
Exercised	(6,660)	$5.08
Forfeited	(756)	$17.57

Balance, February 3, 2007	18,756	$8.64

Granted	939	$26.68
Exercised	(8,480)	$7.65
Forfeited	(350)	$20.16

Balance, February 2, 2008	10,865	$10.60

Granted	1,362	$49.95
Exercised	(2,279)	$12.70
Forfeited	(257)	$36.12

Balance, January 31, 2009	9,691	$14.96

The following table summarizes information as of January 31, 2009 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$ 1.76 - $ 2.25	3,518	2.36	$2.25	3,518	$2.25
$ 5.90 - $ 6.36	134	4.20	$6.01	134	$6.01
$ 7.55 - $ 8.24	142	5.00	$7.70	142	$7.70
$ 9.00 - $10.63	2,390	5.25	$9.70	2,390	$9.70
$17.94 - $20.68	1,622	6.97	$20.28	935	$19.98
$26.68 - $26.68	650	8.03	$26.68	147	$26.68
$49.95 - $49.95	1,235	9.02	$49.95	—	$—

$ 1.76 - $49.95	9,691	5.14	$14.96	7,266	$7.65

The total intrinsic value of options exercised during the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 was $87,864, $264,094, and $123,788, respectively. The intrinsic value of options exercisable and options outstanding was $124,710 and $127,525, respectively, as of January 31, 2009.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 31, 2009 and February 2, 2008 and the 53 weeks ended February 3, 2007, the Company included compensation expense relating to the grant of these options in the amount of $15,423, $15,803 and $16,629, respectively, in selling, general and administrative expenses. As of January 31, 2009, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was $14,332 which is expected to be recognized over a weighted average period of 1.9 years.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the fiscal year ended January 31, 2009, an additional 1,419 options to purchase the Company’s Class A common stock at an exercise price of $26.02 per share were granted under the Incentive Plan. The options vest in equal installments over three years and expire in February 2019.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of the Company’s restricted stock awards activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Thousands of shares)

Nonvested shares at January 28, 2006	100	$17.94
Granted	532	$20.86
Vested	(50)	$17.94

Nonvested shares at February 3, 2007	582	$20.61
Granted	974	$27.09
Vested	(223)	$20.07
Forfeited	(32)	$24.28

Nonvested shares at February 2, 2008	1,301	$25.46
Granted	602	$49.20
Vested	(556)	$16.57
Forfeited	(56)	$29.53

Nonvested shares at January 31, 2009	1,291	$35.89

The 532 shares of restricted stock granted in the 53 weeks ended February 3, 2007 vest in either equal installments over three years or in total at the end of three years depending on the grant. The 602 and 974 shares of restricted stock granted in the 52-week periods ended January 31, 2009 and February 2, 2008, respectively, vest in equal installments over three years.

During the 52 weeks ended January 31, 2009, 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $19,931, $11,108 and $4,349, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 31, 2009, there was $23,436 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

Subsequent to the fiscal year ended January 31, 2009, an additional 571 shares of restricted stock were granted under the Incentive Plan, which vest over three years.

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, up to a maximum of $15.5 a year, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

during the 52 weeks ended January 31, 2009, 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, were $2,736, $2,235 and $1,992, respectively.

15.	Certain Relationships and Related Transactions

The Company operates departments within nine bookstores operated by Barnes & Noble, a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 31, 2009, 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, these charges amounted to $1,276, $1,221 and $996, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, the fee to Barnes & Noble totaled $498, $382 and $348, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 52 weeks ended January 31, 2009, the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007, these allocated charges amounted to $164, $287 and $812, respectively.

The Company had a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of the Company’s common stock held by Barnes & Noble in October 2004. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. Scheduled principal payments of $12,173 were made in October 2006 and October 2007 and the note has been satisfied in full. Interest expense on the promissory note for the 52 weeks ended February 2, 2008 and the 53 weeks ended February 3, 2007 totaled $444 and $1,148, respectively.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		53 Weeks
	Ended		Ended		Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,860.2	21.1%	$1,668.9	23.5%	$1,073.7	20.2%
New video game software	3,685.0	41.9%	2,800.7	39.5%	2,012.5	37.8%
Used video game products	2,026.6	23.0%	1,586.7	22.4%	1,316.0	24.8%
Other	1,234.1	14.0%	1,037.7	14.6%	916.7	17.2%

Total	$8,805.9	100.0%	$7,094.0	100.0%	$5,318.9	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		53 Weeks
	Ended		Ended		Ended
	January 31,		February 2,		February 3,
	2009		2008		2007
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$112.6	6.1%	$108.2	6.5%	$77.0	7.2%
New video game software	768.4	20.9%	581.7	20.8%	427.3	21.2%
Used video game products	974.5	48.1%	772.2	48.7%	651.9	49.5%
Other	414.6	33.6%	351.6	33.9%	315.2	34.4%

Total	$2,270.1	25.8%	$1,813.7	25.6%	$1,471.4	27.7%

17.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce website www.gamestop.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries. The fiscal 2008 results of the European segment include 11 weeks of Micromania’s results. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest.

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended January 31, 2009	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,466.7	$548.2	$520.0	$1,271.0	$—	$8,805.9
Depreciation and amortization	103.6	8.1	9.7	23.6	—	145.0
Operating earnings	530.1	32.6	46.8	65.6	—	675.1
Interest income	(30.0)	(0.9)	(3.1)	(20.0)	42.4	(11.6)
Interest expense	49.8	—	0.2	42.9	(42.4)	50.5
Earnings before income tax expense	534.4	22.4	39.9	37.3	—	634.0
Income tax expense	197.1	7.5	12.3	18.8	—	235.7
Goodwill	1,096.6	116.8	147.7	501.0	—	1,862.1
Other long-lived assets	363.3	28.4	24.6	416.1	—	832.4
Total assets	2,578.0	293.7	312.8	1,328.1	—	4,512.6

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended February 2, 2008	States	Canada	Australia	Europe	Other	Consolidated

Sales	$5,438.8	$473.0	$420.8	$761.4	$—	$7,094.0
Depreciation and amortization	100.0	7.9	8.3	14.1	—	130.3
Operating earnings	391.2	35.8	41.8	32.6	—	501.4
Interest income	(21.9)	(2.0)	(3.2)	(12.6)	25.9	(13.8)
Interest expense	61.0	—	0.3	26.2	(25.9)	61.6
Earnings before income tax expense	364.9	26.9	35.0	14.3	—	441.1
Income tax expense	129.7	9.6	10.4	3.1	—	152.8
Goodwill	1,096.6	116.8	147.2	41.8	—	1,402.4
Other long-lived assets	377.5	35.8	34.6	130.8	—	578.7
Total assets	2,742.0	274.7	251.1	508.1	—	3,775.9

	United
Fiscal Year Ended February 3, 2007	States	Canada	Australia	Europe	Other	Consolidated

Sales	$4,269.5	$319.7	$288.1	$441.6	$—	$5,318.9
Depreciation and amortization	85.3	6.6	6.3	11.7	—	109.9
Operating earnings	285.4	20.0	27.3	1.0	—	333.7
Interest income	(16.8)	(0.8)	(1.5)	(8.5)	16.3	(11.3)
Interest expense	84.3	—	0.1	16.6	(16.3)	84.7
Earnings (loss) before income tax expense	211.8	20.9	28.7	(7.1)	—	254.3
Income tax expense	78.6	7.4	8.8	1.2	—	96.0
Goodwill	1,098.1	116.8	147.2	41.8	—	1,403.9
Other long-lived assets	343.2	32.5	25.4	104.2	—	505.3
Total assets	2,618.9	210.4	210.7	309.6	—	3,349.6

18.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended
	January 31,	February 2,	February 3,
	2009	2008	2007
	(In thousands)

Cash paid during the period for:
Interest	$45,252	$59,357	$81,732

Income taxes	204,776	47,792	59,620

Subsidiaries acquired:
Goodwill	459,287	(1,061)	8,083
Cash received in acquisition	45,650	—	41
Net assets acquired (or liabilities assumed)	171,419	—	3,220

Cash paid	$676,356	$(1,061)	$11,344

19.	Shareholders’ Equity

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

In 2005, the Company adopted a rights agreement under which one right (a “Right”) is attached to each outstanding share of the Company’s common stock. Each Right entitles the holder to purchase from the Company one one-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of the Company’s outstanding common stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of the Company’s outstanding common stock.

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

The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At January 31, 2009, there were no shares of Series A Preferred Stock outstanding.

20.	Consolidating Financial Statements

In order to finance the EB merger, as described in Note 8, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect domestic wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following consolidating financial statements present the financial position as of January 31, 2009 and February 2, 2008 and results of operations and cash flows for the fiscal years ended January 31, 2009, February 2, 2008 and February 3, 2007 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$373,178	$204,963	$—	$578,141
Receivables, net	195,677	678,203	(807,899)	65,981
Merchandise inventories, net	637,257	438,535	—	1,075,792
Deferred income taxes — current	21,088	2,527	—	23,615
Prepaid expenses	40,957	18,144	—	59,101
Other current assets	6,262	9,149	—	15,411

Total current assets	1,274,419	1,351,521	(807,899)	1,818,041

Property and equipment:
Land	2,670	7,727	—	10,397
Buildings and leasehold improvements	281,481	173,170	—	454,651
Fixtures and equipment	509,585	110,260	—	619,845

	793,736	291,157	—	1,084,893
Less accumulated depreciation and amortization	436,068	99,571	—	535,639

Net property and equipment	357,668	191,586	—	549,254

Investment	1,870,083	—	(1,870,083)	—
Goodwill, net	1,096,622	765,485	—	1,862,107
Other intangible assets	—	247,790	—	247,790
Other noncurrent assets	5,621	29,777	—	35,398

Total noncurrent assets	3,329,994	1,234,638	(1,870,083)	2,694,549

Total assets	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$736,805	$311,158	$—	$1,047,963
Accrued liabilities	988,211	334,436	(807,899)	514,748

Total current liabilities	1,725,016	645,594	(807,899)	1,562,711

Senior notes payable, long-term portion, net	545,712	—	—	545,712
Other long-term liabilities	34,004	70,482	—	104,486

Total long-term liabilities	579,716	70,482	—	650,198

Total liabilities	2,304,732	716,076	(807,899)	2,212,909

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,843 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,307,453	1,699,630	(1,699,630)	1,307,453
Accumulated other comprehensive income (loss)	(28,426)	(33,800)	33,800	(28,426)
Retained earnings	1,020,490	204,253	(204,253)	1,020,490

Total stockholders’ equity (deficit)	2,299,681	1,870,083	(1,870,083)	2,299,681

Total liabilities and stockholders’ equity (deficit)	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$671,333	$186,081	$—	$857,414
Receivables, net	198,923	22,616	(165,520)	56,019
Merchandise inventories, net	501,861	299,164	—	801,025
Deferred income taxes — current	24,153	3,328	—	27,481
Prepaid expenses	36,793	12,122	—	48,915
Other current assets	326	3,537	—	3,863

Total current assets	1,433,389	526,848	(165,520)	1,794,717

Property and equipment:
Land	2,670	9,200	—	11,870
Buildings and leasehold improvements	246,907	131,704	—	378,611
Fixtures and equipment	427,623	111,115	—	538,738

	677,200	252,019	—	929,219
Less accumulated depreciation and amortization	331,176	86,374	—	417,550

Net property and equipment	346,024	165,645	—	511,669

Investment	543,088	—	(543,088)	—
Goodwill, net	1,096,622	305,818	—	1,402,440
Other intangible assets	9,899	4,315	—	14,214
Deferred taxes	7,378	18,954	—	26,332
Other noncurrent assets	14,199	12,320	—	26,519

Total noncurrent assets	2,017,210	507,052	(543,088)	1,981,174

Total assets	$3,450,599	$1,033,900	$(708,608)	$3,775,891

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$635,722	$208,654	$—	$844,376
Accrued liabilities	309,472	272,229	(165,520)	416,181

Total current liabilities	945,194	480,883	(165,520)	1,260,557

Senior notes payable, long-term portion, net	574,473	—	—	574,473
Other long-term liabilities	68,486	9,929	—	78,415

Total long-term liabilities	642,959	9,929	—	652,888

Total liabilities	1,588,153	490,812	(165,520)	1,913,445

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	57,407	(57,407)	—
Class A common stock — $.001 par value; authorized 300,000 shares; 161,007 shares issued and outstanding	161	31,484	(31,484)	161
Additional paid-in-capital	1,208,474	296,860	(296,860)	1,208,474
Accumulated other comprehensive income (loss)	31,603	11,262	(11,262)	31,603
Retained earnings	622,208	146,075	(146,075)	622,208

Total stockholders’ equity (deficit)	1,862,446	543,088	(543,088)	1,862,446

Total liabilities and stockholders’ equity (deficit)	$3,450,599	$1,033,900	$(708,608)	$3,775,891

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)

Sales	$6,466,663	$2,339,234	$—	$8,805,897
Cost of sales	4,767,229	1,768,533	—	6,535,762

Gross profit	1,699,434	570,701	—	2,270,135
Selling, general and administrative expenses	1,034,733	410,686	—	1,445,419
Depreciation and amortization	103,593	41,411	—	145,004
Merger-related expenses	4,593	—	—	4,593

Operating earnings	556,515	118,604	—	675,119
Interest income	(17,446)	(36,995)	42,822	(11,619)
Interest expense	38,844	54,434	(42,822)	50,456
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	532,786	101,165	—	633,951
Income tax expense	197,045	38,624	—	235,669

Net earnings	$335,741	$62,541	$—	$398,282

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Sales	$5,438,757	$1,655,205	$—	$7,093,962
Cost of sales	4,022,955	1,257,300	—	5,280,255

Gross profit	1,415,802	397,905	—	1,813,707
Selling, general and administrative expenses	899,292	282,724	—	1,182,016
Depreciation and amortization	99,966	30,304	—	130,270

Operating earnings	416,544	84,877	—	501,421
Interest income	(21,893)	(17,754)	25,868	(13,779)
Interest expense	60,917	26,504	(25,868)	61,553
Debt extinguishment expense	12,591	—	—	12,591

Earnings before income tax expense	364,929	76,127	—	441,056
Income tax expense	129,655	23,110	—	152,765

Net earnings	$235,274	$53,017	$—	$288,291

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$335,741	$62,541	$—	$398,282
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	104,880	41,483	—	146,363
Provision for inventory reserves	34,854	8,125	—	42,979
Amortization and retirement of deferred financing fees	2,496	—	—	2,496
Amortization and retirement of original issue discount on senior notes	1,239	—	—	1,239
Stock-based compensation expense	35,354	—	—	35,354
Deferred taxes	(22,018)	(3,517)	—	(25,535)
Excess tax benefits realized from exercise of stock-based awards	(34,174)	—	—	(34,174)
Loss on disposal of property and equipment	2,991	2,202	—	5,193
Increase in other long-term liabilities	(1,633)	5,704	—	4,071
Increase in liability to landlords for tenant allowances, net	3,691	575	—	4,266
Change in the value of foreign exchange contracts	(12,546)	(4,868)	—	(17,414)
Changes in operating assets and liabilities, net of businesses acquired
Receivables, net	3,246	(648,526)	642,379	(2,901)
Merchandise inventories	(170,250)	(39,192)	—	(209,442)
Prepaid expenses and other current assets	(3,856)	(6,255)	—	(10,111)
Prepaid taxes and taxes payable	46,490	(1,792)	—	44,698
Accounts payable and accrued liabilities	773,395	32,855	(642,379)	163,871

Net cash flows provided by (used in) operating activities	1,099,900	(550,665)	—	549,235

Cash flows from investing activities:
Purchase of property and equipment	(117,484)	(65,708)	—	(183,192)
Acquisitions, net of cash acquired	—	(630,706)	—	(630,706)

Net cash flows used in investing activities	(117,484)	(696,414)	—	(813,898)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Borrowings for acquisition	425,000	—	—	425,000
Repayments of acquisition borrowings	(425,000)	—	—	(425,000)
Issuance of shares relating to stock options	28,950	—	—	28,950
Excess tax benefits realized from exercise of stock-based awards	34,174	—	—	34,174
Net change in other noncurrent assets and other intangible assets	(1,313,695)	1,303,221	—	(10,474)

Net cash flows provided by (used in) financing activities	(1,280,571)	1,303,221	—	22,650

Exchange rate effect on cash and cash equivalents	—	(37,260)	—	(37,260)

Net increase (decrease) in cash and cash equivalents	(298,155)	18,882	—	(279,273)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$373,178	$204,963	$—	$578,141

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$235,274	$53,017	$—	$288,291
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	100,961	30,316	—	131,277
Provision for inventory reserves	44,728	7,151	—	51,879
Amortization and retirement of deferred financing fees	5,669	—	—	5,669
Amortization and retirement of original issue discount on senior notes	1,162	—	—	1,162
Stock-based compensation expense	26,911	—	—	26,911
Deferred taxes	(4,708)	(6,291)	—	(10,999)
Excess tax benefits realized from exercise of stock-based awards	(93,322)	—	—	(93,322)
Loss on disposal of property and equipment	1,960	6,245	—	8,205
Increase in other long-term liabilities	5,296	3,650	—	8,946
Increase in liability to landlords for tenant allowances, net	4,374	701	—	5,075
Change in the value of foreign exchange contracts	6,792	(6,606)	—	186
Changes in operating assets and liabilities, net of business acquired
Receivables, net	(8,145)	(11,758)	—	(19,903)
Merchandise inventories	(51,452)	(92,073)	—	(143,525)
Prepaid expenses and other current assets	(6,265)	2,675	—	(3,590)
Prepaid taxes and taxes payable	104,823	14,039	—	118,862
Accounts payable and accrued liabilities	(39,710)	149,427	—	109,717

Net cash flows provided by operating activities	334,348	150,493	—	484,841

Cash flows from investing activities:
Purchase of property and equipment	(123,258)	(52,311)	—	(175,569)
Acquisitions, net of cash acquired	1,061	—	—	1,061

Net cash flows used in investing activities	(122,197)	(52,311)	—	(174,508)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	—	—	(270,000)
Repayment of debt relating to repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Issuance of shares relating to stock options	64,883	—	—	64,883
Excess tax benefits realized from exercise of stock-based awards	93,322	—	—	93,322
Net change in other noncurrent assets and other intangible assets	636	6,190	—	6,826

Net cash flows provided by (used in) financing activities	(123,332)	6,190	—	(117,142)

Exchange rate effect on cash and cash equivalents	—	11,820	—	11,820

Net increase in cash and cash equivalents	88,819	116,192	—	205,011
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$671,333	$186,081	$—	$857,414

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 3,	February 3,		February 3,
For the 53 Weeks Ended February 3, 2007	2007	2007	Eliminations	2007
	(Amounts in thousands)

Cash flows from operating activities:
Net earnings	$133,160	$25,090	$—	$158,250
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	85,566	24,610	—	110,176
Provision for inventory reserves	47,325	3,454	—	50,779
Amortization and retirement of deferred financing fees	4,595	—	—	4,595
Amortization and retirement of original issue discount on senior notes	1,523	—	—	1,523
Stock-based compensation expense	20,978	—	—	20,978
Excess tax benefits realized from exercise of stock-based awards	(43,758)	—	—	(43,758)
Deferred taxes	(1,578)	(944)	—	(2,522)
Loss on disposal of property and equipment	2,606	1,655	—	4,261
Increase in other long-term liabilities	5,410	1,365	—	6,775
Increase in liability to landlords for tenant allowances, net	1,105	481	—	1,586
Change in value of foreign exchange contracts	(6,716)	(1,607)	—	(8,323)
Changes in operating assets and liabilities, net of business acquired
Receivables, net	1,253	3,638	—	4,891
Merchandise inventories	(71,334)	(44,036)	—	(115,370)
Prepaid expenses and other current assets	(19,513)	(1,858)	—	(21,371)
Prepaid taxes and taxes payable	49,206	5,163	—	54,369
Accounts payable and accrued liabilities	178,417	14,852	—	193,269

Net cash flows provided by operating activities	388,245	31,863	—	420,108

Cash flows from investing activities:
Purchase of property and equipment	(97,140)	(36,790)	—	(133,930)
Acquisitions, net of cash acquired	(11,303)	—	—	(11,303)
Sale of assets held for sale	19,297	—	—	19,297

Net cash flows used in investing activities	(89,146)	(36,790)	—	(125,936)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Repayment of debt relating to repurchase of common stock from Barnes & Noble	(12,173)	—	—	(12,173)
Repayment of other debt	(9,016)	(74)	—	(9,090)
Issuance of shares relating to stock options	33,861	—	—	33,861
Excess tax benefits realized from exercise of stock-based awards	43,758	—	—	43,758
Net change in other noncurrent assets and other intangible assets	(1,938)	2,323	—	385

Net cash flows provided by (used in) financing activities	(45,508)	2,249	—	(43,259)

Exchange rate effect on cash and cash equivalents	—	(103)	—	(103)

Net increase (decrease) in cash and cash equivalents	253,591	(2,781)	—	250,810
Cash and cash equivalents at beginning of period	328,923	72,670	—	401,593

Cash and cash equivalents at end of period	$582,514	$69,889	$—	$652,403

21.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 31, 2009 and February 2, 2008. The unaudited quarterly information includes all

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 31, 2009				Fiscal Year Ended February 2, 2008
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter(1)	Quarter	Quarter(2)	Quarter(3)	Quarter(4)	Quarter(5)	Quarter(6)	Quarter
	(Amounts in thousands, except per share amounts)

Sales	$1,813,617	$1,804,420	$1,695,746	$3,492,114	$1,278,983	$1,338,193	$1,611,201	$2,865,585
Gross profit	473,406	484,123	473,429	839,177	348,769	361,299	419,564	684,075
Operating earnings	109,903	100,069	85,335	379,812	60,618	50,747	96,905	293,151
Net earnings	62,125	57,163	46,669	232,325	24,723	21,810	51,957	189,801
Net earnings per common share — basic	0.38	0.35	0.29	1.42	0.16	0.14	0.32	1.18
Net earnings per common share — diluted	0.37	0.34	0.28	1.39	0.15	0.13	0.31	1.14

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the first quarter of the fiscal year ended January 31, 2009 include debt extinguishment expense of $2,331.

(2)	The results of operations for the third quarter of the fiscal year ended January 31, 2009 include merger-related expenses of $16,605 associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

(3)	The results of operations for the fourth quarter of the fiscal year ended January 31, 2009 include merger-related income of $12,012 associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

(4)	The results of operations for the first quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $6,724.

(5)	The results of operations for the second quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $2,027.

(6)	The results of operations for the third quarter of the fiscal year ended February 2, 2008 include debt extinguishment expense of $3,840.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Third Amended and Restated 2001 Incentive Plan.(15)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)
10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(11)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(11)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(11)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(11)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(12)

Exhibit
Number	Description

10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(14)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.21	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(15)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(15)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial and Executive Officers.
14.2	Code of Standards, Ethics and Conduct.
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.