Form 10-Q
period 2009-05-02
GameStop Corp.
filed 2009-06-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 2, 2009
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
(817) 424-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 5, 2009: 164,626,987

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2,	May 3,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$230,255	$625,986	$578,141
Receivables, net	47,265	66,662	65,981
Merchandise inventories, net	1,160,769	988,584	1,075,792
Deferred income taxes — current	19,000	24,764	23,615
Prepaid expenses	60,339	53,106	59,101
Other current assets	9,453	3,497	15,411

Total current assets	1,527,081	1,762,599	1,818,041

Property and equipment:
Land	10,801	12,032	10,397
Buildings and leasehold improvements	473,654	396,278	454,651
Fixtures and equipment	645,051	560,051	619,845

Total property and equipment	1,129,506	968,361	1,084,893
Less accumulated depreciation and amortization	570,062	451,472	535,639

Net property and equipment	559,444	516,889	549,254
Goodwill, net	1,877,832	1,415,509	1,862,107
Other intangible assets	254,133	16,432	247,790
Deferred taxes	—	29,059	—
Other noncurrent assets	36,992	27,297	35,398

Total noncurrent assets	2,728,401	2,005,186	2,694,549

Total assets	$4,255,482	$3,767,785	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$775,554	$781,927	$1,047,963
Accrued liabilities	411,099	365,926	498,253
Taxes payable	43,261	4,674	16,495

Total current liabilities	1,229,914	1,152,527	1,562,711

Senior notes payable, long-term portion, net	495,571	544,992	545,712
Other long-term liabilities	108,212	79,857	104,486

Total long-term liabilities	603,783	624,849	650,198

Total liabilities	1,833,697	1,777,376	2,212,909

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,622, 163,263 and 163,843 shares issued and outstanding, respectively	165	163	164
Additional paid-in-capital	1,317,100	1,271,076	1,307,453
Accumulated other comprehensive income (loss)	13,597	34,837	(28,426)
Retained earnings	1,090,923	684,333	1,020,490

Total stockholders’ equity	2,421,785	1,990,409	2,299,681

Total liabilities and stockholders’ equity	$4,255,482	$3,767,785	$4,512,590

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,980,753	$1,813,617
Cost of sales	1,438,640	1,340,211

Gross profit	542,113	473,406
Selling, general and administrative expenses	375,832	328,667
Depreciation and amortization	37,827	34,836

Operating earnings	128,454	109,903
Interest income	(517)	(4,942)
Interest expense	12,198	13,430
Debt extinguishment expense	2,862	2,331

Earnings before income tax expense	113,911	99,084
Income tax expense	43,478	36,959

Net earnings	$70,433	$62,125

Net earnings per common share-basic	$0.43	$0.38

Weighted average shares of common stock-basic	164,474	161,825

Net earnings per common share-diluted	$0.42	$0.37

Weighted average shares of common stock-diluted	167,972	167,377

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 31, 2009	163,843	$164	$1,307,453	$(28,426)	$1,020,490	$2,299,681
Comprehensive income:
Net earnings for the 13 weeks ended May 2, 2009	—	—	—	—	70,433
Foreign currency translation	—	—	—	42,023	—
Total comprehensive income						112,456
Stock-based compensation	—	—	7,337	—	—	7,337
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $459)	779	1	2,310	—	—	2,311

Balance at May 2, 2009	164,622	$165	$1,317,100	$13,597	$1,090,923	$2,421,785

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$70,433	$62,125
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	38,213	35,148
Amortization and retirement of deferred financing fees	1,143	826
Amortization and retirement of original issue discount on senior notes	624	518
Stock-based compensation expense	7,337	11,766
Deferred income taxes	2,693	2,328
Excess tax (benefits) expense realized from exercise of stock-based awards	456	(30,044)
Loss on disposal of property and equipment	669	666
Increase in other long-term liabilities	2,302	4,659
Increase in liability to landlords for tenant allowances, net	778	1,358
Change in the value of foreign exchange contracts	11,769	2,011
Changes in operating assets and liabilities, net
Receivables, net	19,788	(9,351)
Merchandise inventories	(62,392)	(171,929)
Prepaid expenses and other current assets	3,028	(413)
Prepaid taxes	25,861	28,760
Accounts payable and accrued liabilities	(391,457)	(139,135)

Net cash flows used in operating activities	(268,755)	(200,707)

Cash flows from investing activities:
Purchase of property and equipment	(36,630)	(36,405)
Acquisitions, net of cash acquired	—	(16,995)

Net cash flows used in investing activities	(36,630)	(53,400)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	(30,000)
Issuance of shares relating to stock options	2,770	20,426
Excess tax benefits (expense) realized from exercise of stock-based awards	(456)	30,044
Net change in other noncurrent assets and other intangible assets	(3,973)	(4,361)

Net cash flows provided by (used in) financing activities	(52,424)	16,109

Exchange rate effect on cash and cash equivalents	9,923	6,570

Net decrease in cash and cash equivalents	(347,886)	(231,428)
Cash and cash equivalents at beginning of period	578,141	857,414

Cash and cash equivalents at end of period	$230,255	$625,986

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

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited consolidated financial statements are condensed and, therefore, do not include all of the information and footnotes required by generally accepted accounting principles. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 31, 2009 (“fiscal 2008”). The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 2, 2009 are not indicative of the results to be expected for the 52 weeks ending January 30, 2010 (“fiscal 2009”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Change in Accounting Principles

Effective on February 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires certain disclosures about the gains and losses associated with derivative instruments and hedging activities, the location of such gains and losses in the financial statements, and a description of related trading activities and their risks.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows:

	May 2, 2009	May 3, 2008	January 31, 2009
	(In thousands)

Assets
Foreign Currency Contracts
Other current assets	$6,015	$1,880	$12,104
Other noncurrent assets	719	3	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(9,781)	(12,322)	(10,164)
Other long-term liabilities	(215)	(288)	(1,602)

Total derivatives	$(3,262)	$(10,727)	$338

As of May 2, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $468,113 and a net notional value of $202,823. For the quarter ended May 2, 2009, the Company recognized a $586 loss in selling, general and administrative expenses related to the trading of derivative instruments. As of May 3, 2008, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $365,055 and a net notional value of $187,816. For the quarter ended May 3, 2008, the Company recognized a $7,367 loss in selling, general and administrative expenses related to the trading of derivative instruments.

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) was effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date. The adoption of SFAS 141(R) did not have a significant impact on our consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 was effective for the Company on February 1, 2009. The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for our financial assets and liabilities on February 3, 2008 and our non-financial assets and non-financial liabilities on February 1, 2009 and did not result in a significant change in the method of calculating fair value of assets or liabilities or have a material impact on our consolidated financial statements. The primary impact from adoption of SFAS 157 was additional disclosures.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets:

	May 2, 2009	May 3, 2008	January 31, 2009
	Level 2	Level 2	Level 2
	(In thousands)

Assets
Foreign Currency Contracts	$6,734	$1,883	$12,104
Company-owned life insurance	2,174	3,441	2,134

Total assets	$8,908	$5,324	$14,238

Liabilities
Foreign Currency Contracts	$9,996	$12,610	$11,766
Nonqualified deferred compensation	920	1,449	905

Total liabilities	$10,916	$14,059	$12,671

3.	Business Combinations and Goodwill

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580,407, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 338 locations, 328 of which were operating on the date of the acquisition. The purpose of the acquisition was to expand the Company’s presence in Europe.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The condensed consolidated financial statements include the results of Micromania from the date of acquisition and are reported in the European segment. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

November 17, 2008
(In thousands)

Current assets	$187,877
Property, plant & equipment	34,164
Goodwill	413,318
Intangible assets:
Tradename	131,560
Leasehold rights and interests	102,746

Total intangible assets	234,306
Other long-term assets	7,786
Current liabilities	(220,237)
Long-term liabilities	(76,807)

Total purchase price	$580,407

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation are expected as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted-average amortization period for the intangible assets, excluding goodwill and the Micromania tradename, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. None of the goodwill is deductible for income tax purposes.

On April 5, 2008, the Company purchased all the outstanding stock of Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), for $21,006, net of cash acquired. An initial payment of $16,995 was made in the first quarter of fiscal 2008, with the remaining balance paid in the second quarter of fiscal 2008. FRS operated 49 record stores in Norway. The Company has converted the FRS stores into video game stores with an inventory assortment similar to its other stores in Norway. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $17,981, recorded as goodwill. The Company has included the results of operations of FRS, which were not material, in its financial statements beginning on the closing date of the acquisition on April 5, 2008.

The pro forma effect assuming the acquisitions of Micromania and FRS at the beginning of fiscal 2008 is not material to the Company’s consolidated financial statements.

4.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The options to purchase common stock granted during the 13 weeks ended May 2, 2009 and May 3, 2008 were 1,419 and 1,362,

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

respectively, with a weighted-average fair value estimated at $9.45 and $15.45, respectively, using the following assumptions:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Volatility	47.9%	38.2%
Risk-free interest rate	1.5%	2.4%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

In the 13 weeks ended May 2, 2009 and May 3, 2008, the Company included compensation expense relating to stock option grants of $2,412 and $4,820, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 2, 2009, the unrecognized compensation expense related to the unvested portion of our stock options was $22,422, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the 13 weeks ended May 2, 2009 and May 3, 2008 were $2,198 and $73,161, respectively.

The restricted stock granted during the 13 weeks ended May 2, 2009 and May 3, 2008 were 571 shares and 534 shares, respectively. The shares had a fair market value of $26.02 and $49.95 per share, respectively, and vest in equal annual installments over three years. During the 13 weeks ended May 2, 2009 and May 3, 2008, the Company included compensation expense relating to the restricted share grants in the amount of $4,925 and $6,946, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 2, 2009, there was $33,371 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

5.	Computation of Net Earnings Per Common Share

The Company has Class A common stock outstanding and computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
	(In thousands, except per share data)

Net earnings	$70,433	$62,125

Weighted average common shares outstanding	164,474	161,825
Dilutive effect of options and restricted shares on common stock	3,498	5,552

Common shares and dilutive potential common shares	167,972	167,377

Net earnings per common share:
Basic	$0.43	$0.38

Diluted	$0.42	$0.37

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended May 2, 2009	3,618	$26.02 - 49.95	2010 - 2018
13 Weeks Ended May 3, 2008	1,302	$49.95	2018

6.	Debt

In October 2005, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 2, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $12,996.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2009, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5,219.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

method. As of May 2, 2009, the unamortized original issue discount was $3,664. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 2, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and August 2007, the Company repurchased $70,000 of its Senior Notes and $180,000 of its Senior Floating Rate Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation. The Company redeemed the remaining $120,000 in Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.0%, plus all accrued and unpaid interest through the redemption date.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of May 3, 2008, the Company had repurchased $30,000 of its Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $2,331, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes. The Company did not repurchase any other Senior Notes during fiscal 2008. In the 13 weeks ended May 2, 2009, the Company repurchased $50,765 of its Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $2,862, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes. All Senior Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity, and consists of the following:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
	(In thousands)

Net earnings	$70,433	$62,125
Other comprehensive income:
Foreign currency translation adjustments	42,023	3,234

Total comprehensive income	$112,456	$65,359

8.	Income Taxes

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

Our effective tax rates for the 13 weeks ended May 2, 2009 and May 3, 2008 include $3,976 and $57, respectively, of net tax expense related to amounts recorded for changes in our uncertain tax positions under FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“Interpretation No. 48”), including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settlements of ongoing audits and statutes of limitations expiring. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended May 2, 2009 and May 3, 2008 are based upon management’s estimate of the Company’s annualized effective tax rate.

9.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 2, 2009 and May 3, 2008, these charges amounted to $250 and $294, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 13 weeks ended May 2, 2009 and May 3, 2008, the fee to Barnes & Noble totaled $82 and $71, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 13 weeks ended May 2, 2009 and May 3, 2008, these allocated charges amounted to $62 and $73, respectively.

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

On April 7, 2009, the trial court issued a letter indicating it was granting the motion to bar plaintiffs’ expert from testifying. The Court requested that defense counsel prepare a draft order for the Court’s consideration, and defense counsel is currently preparing such an order. The draft order will include a provision that dismisses the case with prejudice.

It is unclear whether plaintiffs will appeal once the Court enters its order pursuant to its April 7, 2009 letter to all counsel. If the plaintiffs were to appeal and be successful, the Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition or results of operations.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited. Under the terms of the purchase agreement, the individual owners of the remaining 49% interest have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 bringing the Company’s interest in GameStop Group Limited to approximately 67%. In May 2009, the individual owners notified the Company of their intent to sell an additional 16% to the Company. The transaction is expected to be completed in June 2009 for approximately $4,000. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Significant Products

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 2,		May 3,
	2009		2008
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$395.9	20.0%	$339.0	18.7%
New video game software	770.5	38.9%	792.8	43.7%
Used video game products	548.5	27.7%	415.7	22.9%
Other	265.9	13.4%	266.1	14.7%

Total	$1,980.8	100.0%	$1,813.6	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 2,		May 3,
	2009		2008
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$24.1	6.1%	$20.4	6.0%
New video game software	165.5	21.5%	156.6	19.8%
Used video game products	263.6	48.1%	204.1	49.1%
Other	88.9	33.4%	92.3	34.7%

Total	$542.1	27.4%	$473.4	26.1%

12.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce website www.gamestop.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries. The fiscal 2009 results of the European segment include Micromania’s results.

The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2008 and there have been no material changes in total assets by segment since January 31, 2009. Transactions between reportable segments

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

Net sales by operating segment were as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

United States	$1,474,758	$1,377,131
Canada	97,232	128,903
Australia	91,602	103,431
Europe	317,161	204,152

Total	$1,980,753	$1,813,617

Segment operating earnings were as follows:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

United States	$112,546	$92,757
Canada	4,804	5,802
Australia	5,623	7,814
Europe	5,481	3,530

Total	$128,454	$109,903

13.	Supplemental Cash Flow Information

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Cash paid during the period for:
Interest	$22,502	$24,862

Income taxes	$8,363	$4,876

14.	Consolidating Financial Statements

As described in Note 6, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of May 2, 2009, May 3, 2008 and January 31, 2009 and results of operations and cash flows for the 13 weeks ended May 2, 2009 and May 3, 2008 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$147,496	$82,759	$—	$230,255
Receivables, net	204,314	674,064	(831,113)	47,265
Merchandise inventories, net	669,814	490,955	—	1,160,769
Deferred income taxes — current	16,380	2,620	—	19,000
Prepaid expenses	41,346	18,993	—	60,339
Other current assets	1,820	7,633	—	9,453

Total current assets	1,081,170	1,277,024	(831,113)	1,527,081

Property and equipment:
Land	2,670	8,131	—	10,801
Buildings and leasehold improvements	286,826	186,828	—	473,654
Fixtures and equipment	523,668	121,383	—	645,051

Total property and equipment	813,164	316,342	—	1,129,506
Less accumulated depreciation and amortization	454,295	115,767	—	570,062

Net property and equipment	358,869	200,575	—	559,444
Investment	1,916,025	—	(1,916,025)	—
Goodwill, net	1,096,622	781,210	—	1,877,832
Other intangible assets	6,470	247,663	—	254,133
Other noncurrent assets	11,528	25,464	—	36,992

Total noncurrent assets	3,389,514	1,254,912	(1,916,025)	2,728,401

Total assets	$4,470,684	$2,531,936	$(2,747,138)	$4,255,482

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$537,415	$238,139	$—	$775,554
Accrued liabilities	929,686	312,526	(831,113)	411,099
Taxes payable	34,227	9,034	—	43,261

Total current liabilities	1,501,328	559,699	(831,113)	1,229,914

Senior notes payable, long-term portion, net	495,571	—	—	495,571
Other long-term liabilities	52,000	56,212	—	108,212

Total long-term liabilities	547,571	56,212	—	603,783

Total liabilities	2,048,899	615,911	(831,113)	1,833,697

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,622 shares issued and outstanding	165	—	—	165
Additional paid-in-capital	1,317,100	1,718,143	(1,718,143)	1,317,100
Accumulated other comprehensive income (loss)	13,597	(10,289)	10,289	13,597
Retained earnings	1,090,923	208,171	(208,171)	1,090,923

Total stockholders’ equity (deficit)	2,421,785	1,916,025	(1,916,025)	2,421,785

Total liabilities and stockholders’ equity (deficit)	$4,470,684	$2,531,936	$(2,747,138)	$4,255,482

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$538,724	$87,262	$—	$625,986
Receivables, net	210,089	22,377	(165,804)	66,662
Merchandise inventories, net	626,010	362,574	—	988,584
Deferred income taxes — current	21,526	3,238	—	24,764
Prepaid expenses	37,173	15,933	—	53,106
Other current assets	602	2,895	—	3,497

Total current assets	1,434,124	494,279	(165,804)	1,762,599

Property and equipment:
Land	2,670	9,362	—	12,032
Buildings and leasehold improvements	254,574	141,704	—	396,278
Fixtures and equipment	442,539	117,512	—	560,051

Total property and equipment	699,783	268,578	—	968,361
Less accumulated depreciation and amortization	354,850	96,622	—	451,472

Net property and equipment	344,933	171,956	—	516,889
Investment	555,065	—	(555,065)	—
Goodwill, net	1,096,622	318,887	—	1,415,509
Other intangible assets	11,925	4,507	—	16,432
Deferred taxes	7,378	21,681	—	29,059
Other noncurrent assets	13,431	13,866	—	27,297

Total noncurrent assets	2,029,354	530,897	(555,065)	2,005,186

Total assets	$3,463,478	$1,025,176	$(720,869)	$3,767,785

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$595,716	$186,211	$—	$781,927
Accrued liabilities	274,775	256,955	(165,804)	365,926
Taxes payable	(11,336)	16,010	—	4,674

Total current liabilities	859,155	459,176	(165,804)	1,152,527

Senior notes payable, long-term portion, net	544,992	—	—	544,992
Other long-term liabilities	68,922	10,935	—	79,857

Total long-term liabilities	613,914	10,935	—	624,849

Total liabilities	1,473,069	470,111	(165,804)	1,777,376

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,263 shares issued and outstanding	163	—	—	163
Additional paid-in-capital	1,271,076	388,139	(388,139)	1,271,076
Accumulated other comprehensive income (loss)	34,837	12,110	(12,110)	34,837
Retained earnings	684,333	154,816	(154,816)	684,333

Total stockholders’ equity (deficit)	1,990,409	555,065	(555,065)	1,990,409

Total liabilities and stockholders’ equity (deficit)	$3,463,478	$1,025,176	$(720,869)	$3,767,785

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$373,178	$204,963	$—	$578,141
Receivables, net	195,677	678,203	(807,899)	65,981
Merchandise inventories, net	637,257	438,535	—	1,075,792
Deferred income taxes — current	21,088	2,527	—	23,615
Prepaid expenses	40,957	18,144	—	59,101
Other current assets	6,262	9,149	—	15,411

Total current assets	1,274,419	1,351,521	(807,899)	1,818,041

Property and equipment:
Land	2,670	7,727	—	10,397
Buildings and leasehold improvements	281,481	173,170	—	454,651
Fixtures and equipment	509,585	110,260	—	619,845

Total property and equipment	793,736	291,157	—	1,084,893
Less accumulated depreciation and amortization	436,068	99,571	—	535,639

Net property and equipment	357,668	191,586	—	549,254
Investment	1,870,083	—	(1,870,083)	—
Goodwill, net	1,096,622	765,485	—	1,862,107
Other intangible assets	—	247,790	—	247,790
Other noncurrent assets	5,621	29,777	—	35,398

Total noncurrent assets	3,329,994	1,234,638	(1,870,083)	2,694,549

Total assets	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT):
Current liabilities:
Accounts payable	$736,805	$311,158	$—	$1,047,963
Accrued liabilities	985,240	320,912	(807,899)	498,253
Taxes payable	2,971	13,524	—	16,495

Total current liabilities	1,725,016	645,594	(807,899)	1,562,711

Senior notes payable, long-term portion, net	545,712	—	—	545,712
Other long-term liabilities	34,004	70,482	—	104,486

Total long-term liabilities	579,716	70,482	—	650,198

Total liabilities	2,304,732	716,076	(807,899)	2,212,909

Stockholders’ equity (deficit):
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,843 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,307,453	1,699,630	(1,699,630)	1,307,453
Accumulated other comprehensive income (loss)	(28,426)	(33,800)	33,800	(28,426)
Retained earnings	1,020,490	204,253	(204,253)	1,020,490

Total stockholders’ equity (deficit)	2,299,681	1,870,083	(1,870,083)	2,299,681

Total liabilities and stockholders’ equity (deficit)	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
For the 13 Weeks Ended May 2, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,474,758	$505,995	$—	$1,980,753
Cost of sales	1,068,687	369,953	—	1,438,640

Gross profit	406,071	136,042	—	542,113
Selling, general and administrative expenses	268,808	107,024	—	375,832
Depreciation and amortization	24,712	13,115	—	37,827

Operating earnings	112,551	15,903	—	128,454
Interest income	(7,991)	(2,454)	9,928	(517)
Interest expense	12,033	10,093	(9,928)	12,198
Debt extinguishment expense	2,862	—	—	2,862

Earnings before income tax expense	105,647	8,264	—	113,911
Income tax expense	39,132	4,346	—	43,478

Net earnings	$66,515	$3,918	$—	$70,433

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
For the 13 Weeks Ended May 3, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,377,131	$436,486	$—	$1,813,617
Cost of sales	1,013,201	327,010	—	1,340,211

Gross profit	363,930	109,476	—	473,406
Selling, general and administrative expenses	245,588	83,079	—	328,667
Depreciation and amortization	25,585	9,251	—	34,836

Operating earnings	92,757	17,146	—	109,903
Interest income	(6,124)	(7,045)	8,227	(4,942)
Interest expense	12,294	9,363	(8,227)	13,430
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	84,256	14,828	—	99,084
Income tax expense	30,872	6,087	—	36,959

Net earnings	$53,384	$8,741	$—	$62,125

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
For the 13 Weeks Ended May 2, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$66,515	$3,918	$—	$70,433
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	25,081	13,132	—	38,213
Amortization and retirement of deferred financing fees	1,143	—	—	1,143
Amortization and retirement of original issue discount on senior notes	624	—	—	624
Stock-based compensation expense	7,337	—	—	7,337
Deferred taxes	4,707	(2,014)	—	2,693
Excess tax expense realized from exercise of stock-based awards	456	—	—	456
Loss on disposal of property and equipment	266	403	—	669
Increase (decrease) in other long-term liabilities	17,853	(15,551)	—	2,302
Increase in liability to landlords for tenant allowances, net	736	42	—	778
Change in the value of foreign exchange contracts	7,593	4,176	—	11,769
Changes in operating assets and liabilities, net
Receivables, net	12,761	7,027	—	19,788
Merchandise inventories	(32,557)	(29,835)	—	(62,392)
Prepaid expenses and other current assets	(389)	3,417	—	3,028
Prepaid taxes	30,797	(4,936)	—	25,861
Accounts payable and accrued liabilities	(279,490)	(111,967)	—	(391,457)

Net cash flows used in operating activities	(136,567)	(132,188)	—	(268,755)

Cash flows from investing activities:
Purchase of property and equipment	(26,087)	(10,543)	—	(36,630)

Net cash flows used in investing activities	(26,087)	(10,543)	—	(36,630)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	—	—	(50,765)
Issuance of shares relating to stock options	2,770	—	—	2,770
Excess tax expense realized from exercise of stock-based awards	(456)	—	—	(456)
Net change in other noncurrent assets and other intangible assets	(14,577)	10,604	—	(3,973)

Net cash flows provided by (used in) financing activities	(63,028)	10,604	—	(52,424)

Exchange rate effect on cash and cash equivalents	—	9,923	—	9,923

Net decrease in cash and cash equivalents	(225,682)	(122,204)	—	(347,886)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$147,496	$82,759	$—	$230,255

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 3,	May 3,		May 3,
For the 13 Weeks Ended May 3, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$53,384	$8,741	$—	$62,125
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	25,892	9,256	—	35,148
Amortization and retirement of deferred financing fees	826	—	—	826
Amortization and retirement of original issue discount on senior notes	518	—	—	518
Stock-based compensation expense	11,766	—	—	11,766
Deferred taxes	2,627	(299)	—	2,328
Excess tax benefits realized from exercise of stock-based awards	(30,044)	—	—	(30,044)
Loss on disposal of property and equipment	566	100	—	666
Increase in other long-term liabilities	4,054	605	—	4,659
Increase in liability to landlords for tenant allowances, net	1,183	175	—	1,358
Change in the value of foreign exchange contracts	2,641	(630)	—	2,011
Changes in operating assets and liabilities, net
Receivables, net	(10,881)	1,530	—	(9,351)
Merchandise inventories	(124,149)	(47,780)	—	(171,929)
Prepaid expenses and other current assets	(380)	(33)	—	(413)
Prepaid taxes	27,918	842	—	28,760
Accounts payable and accrued liabilities	(90,751)	(48,384)	—	(139,135)

Net cash flows used in operating activities	(124,830)	(75,877)	—	(200,707)

Cash flows from investing activities:
Purchase of property and equipment	(25,206)	(11,199)	—	(36,405)
Acquisitions, net of cash acquired	—	(16,995)	—	(16,995)

Net cash flows used in investing activities	(25,206)	(28,194)	—	(53,400)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	20,426	—	—	20,426
Excess tax benefits realized from exercise of stock-based awards	30,044	—	—	30,044
Net change in other noncurrent assets and other intangible assets	(3,043)	(1,318)	—	(4,361)

Net cash flows provided by (used in) financing activities	17,427	(1,318)	—	16,109

Exchange rate effect on cash and cash equivalents	—	6,570	—	6,570

Net decrease in cash and cash equivalents	(132,609)	(98,819)	—	(231,428)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$538,724	$87,262	$—	$625,986

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended January 31, 2009 filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2009 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of May 2, 2009, we operated 6,244 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate an electronic commerce website under the name www.gamestop.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 30, 2010 (“fiscal 2009”) and ended January 31, 2009 (“fiscal 2008”) consist of 52 weeks.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 338 locations, 328 of which were operating on the date of acquisition. The Company’s operating results for the first fiscal quarter of 2009 include Micromania’s results, whereas the operating results of the first fiscal quarter of 2008 exclude Micromania’s results.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	72.6	73.9

Gross profit	27.4	26.1
Selling, general and administrative expenses	19.0	18.1
Depreciation and amortization	1.9	1.9

Operating earnings	6.5	6.1
Interest expense, net	0.6	0.5
Debt extinguishment expense	0.1	0.1

Earnings before income tax expense	5.8	5.5
Income tax expense	2.2	2.1

Net earnings	3.6%	3.4%

The Company continually reviews the financial performance of its stores and seeks to increase profitability by relocating or closing selected stores. During the 13 weeks ended May 2, 2009, the Company closed 77 stores. The store closings included many locations in which we operated a GameStop store and a former EB Games store in very close proximity and the determination was made to close one of the locations upon the expiration of the store lease.

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended May 2, 2009 and May 3, 2008, these purchasing, receiving and distribution costs amounted to $14.6 million and $12.1 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended May 2, 2009 and May 3, 2008, these processing fees amounted to $13.5 million and $12.9 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had no material net effect on the 13 weeks ended May 2, 2009 and May 3, 2008.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 2,		May 3,
	2009		2008
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$395.9	20.0%	$339.0	18.7%
New video game software	770.5	38.9%	792.8	43.7%
Used video game products	548.5	27.7%	415.7	22.9%
Other	265.9	13.4%	266.1	14.7%

Total	$1,980.8	100.0%	$1,813.6	100.0%

Other products include PC entertainment and other software and accessories, magazines and character-related merchandise.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 2,		May 3,
	2009		2008
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$24.1	6.1%	$20.4	6.0%
New video game software	165.5	21.5%	156.6	19.8%
Used video game products	263.6	48.1%	204.1	49.1%
Other	88.9	33.4%	92.3	34.7%

Total	$542.1	27.4%	$473.4	26.1%

13 weeks ended May 2, 2009 compared with the 13 weeks ended May 3, 2008

Sales increased by $167.2 million, or 9.2%, from $1,813.6 million in the 13 weeks ended May 3, 2008 to $1,980.8 million in the 13 weeks ended May 2, 2009. The increase in sales was attributable to the addition of non-comparable store sales from the 384 stores opened since February 3, 2008, combined with the additional sales from the Micromania acquisition for an approximate total of $256.1 million, offset by a decrease in comparable store sales of 1.5% and decreases related to changes in foreign exchange rates of $84.2 million when compared to the first quarter of fiscal 2008. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was due to weaker new title releases in fiscal 2009 when compared to fiscal 2008, which included several strong video game titles such as Grand Theft Auto IV and Super Smash Bros. Brawl.

New video game hardware sales increased $56.9 million, or 16.8%, from $339.0 million in the 13 weeks ended May 3, 2008 to $395.9 million in the 13 weeks ended May 2, 2009, primarily due to the April 2009 launch of the Nintendo DSi and the additional sales at the new stores added since last year through growth and acquisitions. New video game software sales decreased $22.3 million, or 2.8%, from $792.8 million in the 13 weeks ended May 3, 2008 to $770.5 million in the 13 weeks ended May 2, 2009, primarily due to the strong sales of new release video game titles in fiscal 2008 versus fiscal 2009 releases as mentioned above, offset by sales from new and acquired stores since last year. Used video game product sales grew due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. Used video game product sales increased $132.8 million, or 31.9%, from $415.7 million in the 13 weeks ended May 3, 2008 to $548.5 million in the 13 weeks ended May 2, 2009. Other video game product sales remained virtually unchanged at $266.1 million in the 13 weeks ended May 3, 2008 compared to $265.9 million in the 13 weeks ended May 2, 2009.

As a percentage of sales, new video game hardware and used video game products increased and new video game software and other sales decreased in the 13 weeks ended May 2, 2009 compared to the 13 weeks ended May 3, 2008. The change in the mix of sales was due to the successful launch of the Nintendo DSi which drove higher hardware sales, a decrease in sales of new video game software due to a lack of blockbuster new software titles released in fiscal 2009 when compared to fiscal 2008 and an increase in sales of used video game products due to the value pricing of our used products.

Cost of sales increased by $98.4 million, or 7.3%, from $1,340.2 million in the 13 weeks ended May 3, 2008 to $1,438.6 million in the 13 weeks ended May 2, 2009 as a result of an increase in sales and the changes in gross profit discussed below.

Gross profit increased by $68.7 million, or 14.5%, from $473.4 million in the 13 weeks ended May 3, 2008 to $542.1 million in the 13 weeks ended May 2, 2009. Gross profit as a percentage of sales increased from 26.1% in the 13 weeks ended May 3, 2008 to 27.4% in the 13 weeks ended May 2, 2009. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales as a percentage of total sales in the first quarter of fiscal 2009 and the decrease in sales of new video game software and other products as a percentage of total sales. Gross profit as a percentage of sales on new video game software increased due to increased marketing income applied to cost of sales and the mix of software sales and margin in the various countries in which we operate. Gross profit as a percentage of sales on used video game products decreased from 49.1% in the 13 weeks ended May 3, 2008 to 48.1% in the 13 weeks ended May 2, 2009 due to increased promotional activities during the first quarter of fiscal 2009.

Selling, general and administrative expenses increased by $47.1 million, or 14.3%, from $328.7 million in the 13 weeks ended May 3, 2008 to $375.8 million in the 13 weeks ended May 2, 2009. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 18.1% in the 13 weeks ended May 3, 2008 to 19.0% in the 13 weeks ended May 2, 2009. This increase was primarily due to the decrease in comparable store sales and higher operating costs as a percentage of sales in our international operations. Included in selling, general and administrative expenses is $7.3 million and $11.8 million in stock-based compensation expense for the 13 weeks ended May 2, 2009 and May 3, 2008, respectively.

Depreciation and amortization expense increased $3.0 million from $34.8 million for the 13 weeks ended May 3, 2008 to $37.8 million in the 13 weeks ended May 2, 2009. This increase was primarily due to capital expenditures associated with the opening of 114 new stores during the first quarter of fiscal 2009 and investments in management information systems.

Interest income resulting from the investment of excess cash balances decreased from $4.9 million in the 13 weeks ended May 3, 2008 to $0.5 million in the 13 weeks ended May 2, 2009 due primarily to lower invested cash balances and lower interest rates. Interest expense decreased from $13.4 million in the 13 weeks ended May 3, 2008 to $12.2 million in the 13 weeks ended May 2, 2009, primarily due to the retirement of $50.8 million of the Company’s senior notes since May 3, 2008. Debt extinguishment expense of $2.3 million in the 13 weeks ended May 3, 2008 and $2.9 million in the 13 weeks ended May 2, 2009 was recognized as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended May 3, 2008 and the 13 weeks ended May 2, 2009 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $37.0 million for the 13 weeks ended May 3, 2008 compared to $43.5 million for the 13 weeks ended May 2, 2009.

The factors described above led to an increase in operating earnings of $18.6 million, or 16.9%, from $109.9 million in the 13 weeks ended May 3, 2008 to $128.5 million in the 13 weeks ended May 2, 2009, and an increase in net earnings of $8.3 million, or 13.4%, from $62.1 million in the quarter ended May 3, 2008 to $70.4 million in the quarter ended May 2, 2009.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended
	May 2,	May 3,
	2009	2008
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,474.8	$1,377.1
Canada	97.2	128.9
Australia	91.6	103.4
Europe	317.2	204.2

Total	$1,980.8	$1,813.6

Operating earnings by operating segment are as follows:
United States	$112.6	$92.8
Canada	4.8	5.8
Australia	5.6	7.8
Europe	5.5	3.5

Total	$128.5	$109.9

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce website www.gamestop.com and Game Informer magazine. As of May 2, 2009, the United States segment included 4,339 GameStop stores compared to 4,128 stores on May 3, 2008. Sales for the first quarter of fiscal 2009 increased 7.1% compared to the first quarter of fiscal 2008 as a result of increased sales at existing stores and the opening of 384 new stores since February 3, 2008, including 69 stores in the first quarter of fiscal 2009. Sales at existing stores increased due to the successful launch of the Nintendo DSi and the increase in used video game product sales as a result of their value pricing which offset the impact of the larger sales associated with the new titles released in the 13 weeks ended May 3, 2008. Segment operating income increased by 21.3% for the first quarter of 2009 compared to the first quarter of fiscal 2008 driven by strong sales of used video game products and the higher gross margin related to this product category.

Canada

Sales in the Canadian segment in the first quarter of fiscal 2009 decreased $31.7 million, or 24.6%, compared to the first quarter of fiscal 2008. The decrease in sales was primarily attributable to the unfavorable exchange rates recognized in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, which had the effect of decreasing sales by $24.6 million, the difficult comparison to the prior year which included the release of Grand Theft Auto IV and Super Smash Bros. Brawl, and a softer overall economy in Canada. As of May 2, 2009, the Canadian segment had 331 stores compared to 312 stores at May 3, 2008. Segment operating income decreased by 24.6% compared to the first quarter of fiscal 2008 driven by the unfavorable impact of changes in exchange rates, which had the effect of decreasing operating earnings by $1.1 million for the 13 weeks ended May 2, 2009 when compared to the prior year.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of May 2, 2009, the Australian segment included 360 stores compared to 291 stores at May 3, 2008. Sales for the first quarter of fiscal 2009 decreased 11.4% to $91.6 million compared to first quarter fiscal 2008 sales of $103.4 million. The decrease in sales was due to the unfavorable exchange rates recognized in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 which had the effect of decreasing sales by $27.2 million. Excluding the impact of changes in the exchange rates, sales in the Australian segment increased 14.9%. The increase in sales was due to the additional sales at the 82 stores opened since February 3, 2008 and the growth in sales at existing stores. The increase in sales at existing stores in the first quarter of 2009 was due to the successful launch of the Nintendo DSi in the Australian market which drove higher hardware sales and an increase in sales of used video game products due to the value pricing of our used products. Segment operating income decreased by 28.2% to $5.6 million in the first quarter of fiscal 2009 from $7.8 million in the first quarter of fiscal 2008. The decrease was driven by the changes in exchange rates which had the effect of decreasing operating earnings by $2.0 million for the 13 weeks ended May 2, 2009 when compared to the prior year.

Europe

Segment results for Europe include retail operations in 13 European countries. As of May 2, 2009, the European segment operated 1,214 stores compared to 722 stores as of May 3, 2008. For the 13 weeks ended May 2, 2009, European sales increased $113.0 million, or 55.3%, compared to the 13 weeks ended May 3, 2008. The increase in sales was primarily due to the additional sales at the 606 stores opened since February 3, 2008, including the 328 stores from the Micromania acquisition. This increase in sales was offset by the unfavorable exchange rates recognized in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008, which had the effect of decreasing sales by $33.3 million and a decrease in sales at existing stores. The decrease in sales at existing stores was driven by the difficult comparison to the prior year which included the release of Grand Theft Auto IV and Super Smash Bros. Brawl.

The segment operating income in Europe increased to $5.5 million in the first quarter of fiscal 2009 compared to the first quarter of fiscal 2008 operating income of $3.5 million. The increase in operating income was primarily driven by the increased sales from acquisitions offset by the unfavorable impact of changes in exchange rates since the prior year. For the 13 weeks ended May 2, 2009, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $0.5 million.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended May 2, 2009, cash used in operations was $268.8 million, compared to cash used in operations of $200.7 million during the 13 weeks ended May 3, 2008. The increase in cash used in operations of $68.1 million from the 13 weeks ended May 3, 2008 to the 13 weeks ended May 2, 2009 was primarily due to an increase in cash used for working capital purposes of $113.1 million primarily driven by the decrease in accounts payable. Offsetting the increase in cash used in working capital was an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, in the first quarter of fiscal 2009 when compared to the first quarter of fiscal 2008 of $14.5 million and an increase in the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards of $30.5 million.

Cash used in investing activities was $36.6 million and $53.4 million during the 13 weeks ended May 2, 2009 and May 3, 2008, respectively. During the 13 weeks ended May 2, 2009, $36.6 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. During the 13 weeks ended May 3, 2008, $36.4 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, in the 13 weeks ended May 3, 2008 the Company used $17.0 million, net of cash acquired, to purchase Free Record Shop Norway AS (“FRS”), a Norwegian private limited liability company which operated a 49-store retail chain located in Norway.

Cash used in financing activities was $52.4 million for the 13 weeks ended May 2, 2009 and cash provided by financing activities for the 13 weeks ended May 3, 2008 was $16.1 million. The cash used in financing activities for the quarter ended May 2, 2009 was primarily due to the repurchase of $50.8 million of principal value of the Company’s senior notes, offset by the issuance of shares relating to stock option exercises of $2.8 million. The cash provided by financing activities for the quarter ended May 3, 2008 was primarily due to the issuance of shares relating to stock option exercises of $20.4 million and $30.0 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock. These inflows were offset by the repurchase of $30.0 million of principal value of the Company’s senior notes.

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

In October 2005, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 2, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $13.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2009, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.2 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of May 2, 2009, the unamortized original issue discount was $3.7 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 2, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 114 stores in the 13 weeks ended May 2, 2009 and expects to open approximately 400 stores in fiscal 2009. Capital expenditures for fiscal 2009 are projected to be approximately $150 million to $160 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

Between May 2006 and August 2007, the Company repurchased $70 million of its Senior Notes and $180 million of its Senior Floating Rate Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation. The Company redeemed the remaining $120 million in Senior Floating Rate Notes on October 1, 2007 at the redemption price specified by the Senior Floating Rate Notes of 102.0% of principal, plus all accrued and unpaid interest through the redemption date.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of its Senior Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of May 3, 2008, the Company had repurchased $30.0 million of its Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $2.3 million, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes. The Company did not repurchase any other Senior Notes during fiscal 2008. In the 13 weeks ended May 2, 2009, the Company repurchased $50.8 million of its Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $2.9 million, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes. All Senior Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation.

We used cash to expand the Company through acquisitions during fiscal 2008. On April 5, 2008, the Company purchased all the outstanding stock of FRS for $21.0 million, net of cash acquired, with the initial payment of $17.0 million made in the first quarter of fiscal 2008. FRS operated 49 record stores in Norway and also operated office and warehouse facilities in Oslo, Norway. The Company converted these stores into video game stores with an inventory assortment similar to its other stores in Norway.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27.4 million. The transaction was completed in June 2008 and recorded in accordance with the provisions of SFAS 141. In May 2009, the individual owners notified the Company of their intent to sell an additional 16% to the Company. The transaction is expected to be completed in June 2009 for approximately $4 million.

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from L Capital, LV Capital, Europ@web and other shareholders of Micromania for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 338 stores as of May 2, 2009. The Company funded the transaction with cash on hand, a draw on the Revolver totaling $275.0 million, and a $150.0 million junior term loan facility (the “Term Loans”). As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial statements in each interim and annual period. SFAS 161 was effective for the Company on February 1, 2009 and will be applied prospectively. The adoption of SFAS 161 did not have a significant impact on our condensed consolidated financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007), Business Combinations (“SFAS 141(R)”). SFAS 141(R) amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141(R) also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. SFAS 141(R) was effective for the Company on February 1, 2009, and the Company will apply SFAS 141(R) prospectively to all business combinations subsequent to the effective date. The adoption of SFAS 141(R) did not have a significant impact on our condensed consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 was effective for our Company on February 1, 2009. The adoption of SFAS 160 did not have a significant impact on our condensed consolidated financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 applies to other accounting pronouncements that require or permit fair value measurements. SFAS 157 became effective for our financial assets and liabilities on February 3, 2008 and on our non-financial assets and non-financial liabilities on February 1, 2009 and did not result in a significant change in the method of calculating fair value of assets or liabilities or have a material impact on our condensed consolidated financial statements. The primary impact from adoption was additional disclosure.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Senior Notes outstanding carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The Company follows the provisions of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”), as amended by Statement of Financial Accounting Standards No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities, Statement of Financial Accounting Standards No. 157, Fair Value Measurements (“SFAS 157”) and Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 133 requires that all derivative instruments be recorded on the balance sheet at fair value, while SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 161 requires certain disclosures about the gains and losses associated with derivative instruments and hedging activities, the location of such gains and losses in the financial statements, and a description of related trading activities and their risks. Changes in the fair value of derivatives are recorded each period in current earnings or other comprehensive income, depending on whether the derivative is designated as part of a hedge transaction, and if it is, depending on the type of hedge transaction.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the quarter ended May 2, 2009 the Company recognized a $0.6 million loss in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of May 2, 2009 was a liability of $3.3 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of May 2, 2009 would result in a (loss) or gain in value of the forwards, options and swaps of ($19.4 million) or $19.4 million, respectively.

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

On April 7, 2009, the trial court issued a letter indicating it was granting the motion to bar plaintiffs’ expert from testifying. The Court requested that defense counsel prepare a draft order for the Court’s consideration, and defense counsel is currently preparing such an order. The draft order will include a provision that dismisses the case with prejudice.

It is unclear whether plaintiffs will appeal once the Court enters its order pursuant to its April 7, 2009 letter to all counsel. If the plaintiffs were to appeal and be successful, the Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 31, 2009 filed with the SEC on April 1, 2009. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Third Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(10)
10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(10)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(10)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(10)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ David W. Carlson
David W. Carlson
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 11, 2009

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 11, 2009

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Third Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(10)
10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(10)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(10)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(10)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(10)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.