Form 10-Q
period 2009-08-01
GameStop Corp.
filed 2009-09-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2009
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
(817) 424-2000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 28, 2009: 164,676,215

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1,	August 2,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$197,856	$539,898	$578,141
Receivables, net	40,119	60,966	65,981
Merchandise inventories, net	1,099,325	970,057	1,075,792
Deferred income taxes — current	22,137	26,893	23,615
Prepaid taxes	7,140	58,689	—
Prepaid expenses	64,450	64,048	59,101
Other current assets	13,308	4,422	15,411

Total current assets	1,444,335	1,724,973	1,818,041

Property and equipment:
Land	11,590	12,033	10,397
Buildings and leasehold improvements	504,595	414,896	454,651
Fixtures and equipment	675,168	583,734	619,845

Total property and equipment	1,191,353	1,010,663	1,084,893
Less accumulated depreciation and amortization	612,197	485,665	535,639

Net property and equipment	579,156	524,998	549,254
Goodwill, net	1,914,979	1,447,572	1,862,107
Other intangible assets	273,269	15,405	247,790
Deferred taxes	—	31,863	—
Other noncurrent assets	37,198	27,586	35,398

Total noncurrent assets	2,804,602	2,047,424	2,694,549

Total assets	$4,248,937	$3,772,397	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$615,364	$692,098	$1,047,963
Accrued liabilities	480,287	389,009	498,253
Taxes payable	—	—	16,495

Total current liabilities	1,095,651	1,081,107	1,562,711

Senior notes payable, long-term portion, net	495,807	545,220	545,712
Other long-term liabilities	113,493	82,299	104,486

Total long-term liabilities	609,300	627,519	650,198

Total liabilities	1,704,951	1,708,626	2,212,909

Commitments and contingencies (Note 10)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,661, 163,653 and 163,843 shares issued and outstanding, respectively	165	164	164
Additional paid-in-capital	1,325,492	1,288,727	1,307,453
Accumulated other comprehensive income (loss)	88,721	33,384	(28,426)
Retained earnings	1,129,608	741,496	1,020,490

Total stockholders’ equity	2,543,986	2,063,771	2,299,681

Total liabilities and stockholders’ equity	$4,248,937	$3,772,397	$4,512,590

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,738,504	$1,804,420	$3,719,257	$3,618,037
Cost of sales	1,243,098	1,320,297	2,681,738	2,660,508

Gross profit	495,406	484,123	1,037,519	957,529
Selling, general and administrative expenses	384,773	347,745	760,605	676,412
Depreciation and amortization	39,677	36,309	77,504	71,145

Operating earnings	70,956	100,069	199,410	209,972
Interest income	(462)	(1,628)	(979)	(6,570)
Interest expense	11,737	10,839	23,935	24,269
Debt extinguishment expense	—	—	2,862	2,331

Earnings before income tax expense	59,681	90,858	173,592	189,942
Income tax expense	20,996	33,695	64,474	70,654

Net earnings	$38,685	$57,163	$109,118	$119,288

Net earnings per common share-basic	$0.23	$0.35	$0.66	$0.73

Weighted average shares of common stock-basic	164,636	163,390	164,555	162,607

Net earnings per common share-diluted	$0.23	$0.34	$0.65	$0.71

Weighted average shares of common stock-diluted	167,857	168,067	167,915	167,722

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 31, 2009	163,843	$164	$1,307,453	$(28,426)	$1,020,490	$2,299,681
Comprehensive income:
Net earnings for the 26 weeks ended August 1, 2009	—	—	—	—	109,118	109,118
Foreign currency translation	—	—	—	117,147	—	117,147

Total comprehensive income						226,265

Stock-based compensation	—	—	15,251	—	—	15,251
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $306)	818	1	2,788	—	—	2,789

Balance at August 1, 2009	164,661	$165	$1,325,492	$88,721	$1,129,608	$2,543,986

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$109,118	$119,288
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	78,294	71,802
Amortization and retirement of deferred financing fees and issue discounts	2,639	2,051
Stock-based compensation expense	15,251	20,068
Deferred income taxes	(1,532)	(3,235)
Excess tax (benefits) expense realized from exercise of stock-based awards	346	(33,010)
Loss on disposal of property and equipment	3,225	2,634
Changes in other long-term liabilities	8,198	6,152
Change in the value of foreign exchange contracts	14,728	(1,035)
Changes in operating assets and liabilities, net
Receivables, net	28,647	(3,829)
Merchandise inventories	42,566	(152,817)
Prepaid expenses and other current assets	(3,015)	(13,235)
Prepaid income taxes and accrued income taxes payable	(24,666)	(31,693)
Accounts payable and accrued liabilities	(534,604)	(193,340)

Net cash flows used in operating activities	(260,805)	(210,199)

Cash flows from investing activities:
Purchase of property and equipment	(76,878)	(81,540)
Acquisitions, net of cash acquired	(4,667)	(50,299)

Net cash flows used in investing activities	(81,545)	(131,839)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	(30,000)
Borrowings from the revolver	100,000	—
Repayments of revolver borrowings	(100,000)	—
Issuance of shares relating to stock options	3,096	26,738
Excess tax benefits (expense) realized from exercise of stock-based awards	(346)	33,010
Net change in other noncurrent assets and other intangible assets	(10,417)	(5,219)

Net cash flows provided by (used in) financing activities	(58,432)	24,529

Exchange rate effect on cash and cash equivalents	20,497	(7)

Net decrease in cash and cash equivalents	(380,285)	(317,516)
Cash and cash equivalents at beginning of period	578,141	857,414

Cash and cash equivalents at end of period	$197,856	$539,898

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 31, 2009 (“fiscal 2008”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 1, 2009 are not indicative of the results to be expected for the 52 weeks ending January 30, 2010 (“fiscal 2009”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

The Company has evaluated subsequent events through September 9, 2009, the date of the issuance of the unaudited condensed consolidated financial statements.

2.	New Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted the new disclosure requirements in the unaudited condensed consolidated financial statements effective August 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires additional disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods for publicly traded companies. FSP 107-1 was effective for the Company for the period ended August 1, 2009.

Effective on February 1, 2009, we adopted Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires certain disclosures about the gains and losses associated with derivative instruments and hedging

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

activities, the location of such gains and losses in the financial statements, and a description of related trading activities and their risks.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. The Company manages counterparty risk according to the guidelines and controls established under comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows:

	August 1, 2009	August 2, 2008	January 31, 2009
	(In thousands)

Assets
Foreign Currency Contracts
Other current assets	$9,608	$2,831	$12,104
Other noncurrent assets	4	120	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(23,147)	(10,897)	(10,164)
Other long-term liabilities	(1,068)	(268)	(1,602)

Total derivatives	$(14,603)	$(8,214)	$338

As of August 1, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $516,096 and a net notional value of $257,821. For the 13 and 26 week periods ended August 1, 2009, the Company recognized losses of $12,255 and $12,841, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. As of August 2, 2008, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $445,416 and a net notional value of $238,281. For the 13 and 26 week periods ended August 2, 2008, the Company recognized losses of $743 and $8,110, respectively, in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximate their fair value, except for differences with respect to the senior notes. As of August 1, 2009, the carrying value of the senior notes was $495,807 and the fair value was $506,724.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 was effective for the Company on February 1, 2009. The adoption of SFAS 160 did not have a significant impact on our consolidated financial statements.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets:

	August 1, 2009	August 2, 2008	January 31, 2009
	Level 2	Level 2	Level 2
	(In thousands)

Assets
Foreign Currency Contracts	$9,612	$2,951	$12,104
Company-owned life insurance	2,420	3,220	2,134

Total assets	$12,032	$6,171	$14,238

Liabilities
Foreign Currency Contracts	$24,215	$11,165	$11,766
Nonqualified deferred compensation	963	1,424	905

Total liabilities	$25,178	$12,589	$12,671

3.	Business Combinations and Goodwill

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580,407, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 348 locations, 328 of which were operating on the date of the acquisition. The purpose of the acquisition was to expand the Company’s presence in Europe.

The condensed consolidated financial statements include the results of Micromania from the date of acquisition and are reported in the European segment. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows:

November 17, 2008
(In thousands)

Current assets	$187,661
Property, plant & equipment	34,164
Goodwill	412,325
Intangible assets:
Tradename	131,560
Leasehold rights and interests	103,955

Total intangible assets	235,515
Other long-term assets	7,786
Current liabilities	(220,237)
Long-term liabilities	(76,807)

Total purchase price	$580,407

The purchase price allocation has been prepared on a preliminary basis based on the information that was available to the Company at the time the condensed consolidated financial statements were prepared, and revisions to the preliminary purchase price allocation may result as additional information becomes available.

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted-average amortization period for the intangible assets, excluding goodwill and the Micromania tradename, is approximately ten years. The intangible assets are being

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 for $27,383 and in July 2009 an additional 16% was purchased for $4,667, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

During July 2008, the Company purchased certain assets and Web site operations from The Gamesman Limited, a video game and entertainment software retailer, including eight stores in New Zealand for $1,910. The acquisition was accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $605, recorded as goodwill.

The pro forma effect assuming the acquisitions of Micromania, FRS and The Gamesman Limited at the beginning of fiscal 2008 is not material to the Company’s consolidated financial statements.

4.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended August 1, 2009 and August 2, 2008. The options to purchase common stock granted during the 26 weeks ended August 1, 2009 and August 2, 2008 were 1,419 and 1,362, respectively, with a weighted-average fair value estimated at $9.45 and $15.45 per share, respectively, using the following assumptions:

	26 Weeks Ended
	August 1,	August 2,
	2009	2008

Volatility	47.9%	38.2%
Risk-free interest rate	1.5%	2.4%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

In the 13 weeks ended August 1, 2009 and August 2, 2008, the Company included compensation expense relating to stock option grants of $3,030 and $3,998, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended August 1, 2009 and August 2, 2008, the Company included compensation expense relating to stock option grants of $5,442 and $8,818, respectively, in selling, general and administrative expenses. As of August 1, 2009, the unrecognized compensation

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

expense related to the unvested portion of our stock options was $19,392 which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during the 13 weeks ended August 1, 2009 and August 2, 2008 were $529 and $10,584, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 1, 2009 and August 2, 2008 were $2,727 and $83,745, respectively.

There were no restricted stock shares granted during the 13 weeks ended August 1, 2009 and August 2, 2008. During the 26 weeks ended August 1, 2009 and August 2, 2008, the Company granted 571 shares and 534 shares, respectively, of restricted stock. The shares had a fair market value of $26.02 and $49.95 per share, respectively, and vest in equal annual installments over three years. During the 13 weeks ended August 1, 2009 and August 2, 2008, the Company included compensation expense relating to the restricted share grants in the amount of $4,884 and $4,304, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended August 1, 2009 and August 2, 2008, the Company included compensation expense relating to the restricted share grants in the amount of $9,808 and $11,251, respectively, in selling, general and administrative expenses. As of August 1, 2009, there was $28,487 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

5.	Computation of Net Earnings per Common Share

The Company has Class A common stock outstanding and computes earnings per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings per Share. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net earnings	$38,685	$57,163	$109,118	$119,288

Weighted average common shares outstanding	164,636	163,390	164,555	162,607
Dilutive effect of options and restricted shares on common stock	3,221	4,677	3,360	5,115

Common shares and dilutive potential common shares	167,857	168,067	167,915	167,722

Net earnings per common share:
Basic	$0.23	$0.35	$0.66	$0.73

Diluted	$0.23	$0.34	$0.65	$0.71

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended August 1, 2009	3,654	$26.02 - 49.95	2010 - 2019
13 Weeks Ended August 2, 2008	1,362	$49.95	2018

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Debt

In October 2005, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants. The extension of the Revolver to 2012 reduces our exposure to the current tightening in the credit markets.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 1, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 13 weeks ended August 1, 2009, the Company borrowed and repaid $100,000 under the Revolver. As of August 1, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,271.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2009, there were $287 of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5,682.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $650,000 aggregate principal amount of Senior Notes due 2012 (the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”).

The Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of August 1, 2009, the unamortized original issue discount was $3,428. The Issuers pay interest on the Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of August 1, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The Issuers may acquire Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

As of August 2, 2008 and August 1, 2009, the only long-term debt outstanding was related to the Notes.

Between May 2006 and August 2007, the Company repurchased $70,000 of the Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of the Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of August 2, 2008, the Company had repurchased $30,000 of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2,331, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. The Company did not repurchase any other Notes during fiscal 2008. In the 26 weeks ended August 1, 2009, the Company repurchased $50,765 of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2,862, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. All Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation.

7.	Comprehensive Income

Comprehensive income is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(In thousands)

Net earnings	$38,685	$57,163	$109,118	$119,288
Other comprehensive income:
Foreign currency translation adjustments	75,124	(1,453)	117,147	1,781

Total comprehensive income	$113,809	$55,710	$226,265	$121,069

8.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by tax authorities for years before and including the fiscal year ended January 31, 2004. The Internal Revenue Service (“IRS”) completed examination of the Company’s U.S. income tax returns for the fiscal years ended January 29, 2005 and January 28, 2006 during fiscal 2008. The Company did not record any material adjustments to its condensed consolidated financial statements as a result of these audits.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Our effective tax rates for the 13 weeks ended August 1, 2009 and August 2, 2008 include $2,423 and $436 of net tax expense, respectively, related to amounts recorded for changes in our uncertain tax positions, including interest and penalties. Our effective tax rates for the 26 weeks ended August 1, 2009 and August 2, 2008 include $6,400 and $493, respectively, of net tax expense related to amounts recorded for changes in our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settlements of ongoing audits and statutes of limitations expiring. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 26 weeks ended August 1, 2009 and August 2, 2008 are based upon management’s estimate of the Company’s annualized effective tax rate.

9.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended August 1, 2009 and August 2, 2008, these charges amounted to $210 and $290, respectively. During the 26 weeks ended August 1, 2009 and August 2, 2008, these charges amounted to $460 and $584, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $38 and $72 for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively, and $120 and $143 for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 13 weeks ended August 1, 2009 and August 2, 2008, these allocated charges amounted to $43 and $31, respectively. During the 26 weeks ended August 1, 2009 and August 2, 2008, these allocated charges amounted to $105 and $104, respectively.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Plaintiffs’ counsel named an expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008.

On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal.

The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit if the plaintiffs’ appeal is successful.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 for $27,383 and in July 2009 an additional 16% was purchased for $4,667, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

11.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1,		August 2,		August 1,		August 2,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$301.3	17.3%	$379.7	21.0%	$697.2	18.7%	$718.7	19.9%
New video game software	629.8	36.2%	705.0	39.1%	1,400.3	37.7%	1,497.8	41.4%
Used video game products	560.8	32.3%	471.5	26.1%	1,109.3	29.8%	887.2	24.5%
Other	246.6	14.2%	248.2	13.8%	512.5	13.8%	514.3	14.2%

Total	$1,738.5	100.0%	$1,804.4	100.0%	$3,719.3	100.0%	$3,618.0	100.0%

Other products include PC entertainment and other software, accessories and magazines.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1,		August 2,		August 1,		August 2,
	2009		2008		2009		2008
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.6	7.2%	$22.6	6.0%	$45.7	6.6%	$43.0	6.0%
New video game software	133.6	21.2%	145.3	20.6%	299.1	21.4%	301.9	20.2%
Used video game products	256.9	45.8%	234.1	49.7%	520.5	46.9%	438.2	49.4%
Other	83.3	33.8%	82.1	33.1%	172.2	33.6%	174.4	33.9%

Total	$495.4	28.5%	$484.1	26.8%	$1,037.5	27.9%	$957.5	26.5%

12.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries. The fiscal 2009 results of the European segment include Micromania’s results.

The Company measures segment profit using operating earnings which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2008 and there has been no material change in total assets by segment since January 31, 2009. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(In thousands)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,182,177	$1,316,912	$2,656,935	$2,694,043
Canada	90,635	114,725	187,867	243,628
Australia	122,915	147,977	214,517	251,408
Europe	342,777	224,806	659,938	428,958

Total	$1,738,504	$1,804,420	$3,719,257	$3,618,037

Segment operating earnings (loss) were as follows:
United States	$63,767	$82,411	$176,313	$175,168
Canada	3,399	5,670	8,203	11,472
Australia	8,804	13,733	14,427	21,547
Europe	(5,014)	(1,745)	467	1,785

Total	$70,956	$100,069	$199,410	$209,972

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Supplemental Cash Flow Information

	26 Weeks Ended
	August 1,	August 2,
	2009	2008
	(In thousands) (Unaudited)

Cash paid during the period for:
Interest	$23,414	$25,216

Income taxes	$81,859	$103,571

14.	Consolidating Financial Statements

As described in Note 6, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of August 1, 2009, August 2, 2008 and January 31, 2009 and results of operations for the 13 and 26 weeks ended August 1, 2009 and August 2, 2008 and cash flows for the 26 weeks ended August 1, 2009 and August 2, 2008 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$71,110	$126,746	$—	$197,856
Receivables, net	269,377	671,834	(901,092)	40,119
Merchandise inventories, net	615,577	483,748	—	1,099,325
Deferred income taxes — current	19,246	2,891	—	22,137
Prepaid taxes	(3,122)	10,262	—	7,140
Prepaid expenses	41,555	22,895	—	64,450
Other current assets	1,007	12,301	—	13,308

Total current assets	1,014,750	1,330,677	(901,092)	1,444,335

Property and equipment:
Land	2,670	8,920	—	11,590
Buildings and leasehold improvements	292,430	212,165	—	504,595
Fixtures and equipment	539,222	135,946	—	675,168

Total property and equipment	834,322	357,031	—	1,191,353
Less accumulated depreciation and amortization	472,896	139,301	—	612,197

Net property and equipment	361,426	217,730	—	579,156
Investment	1,988,773	—	(1,988,773)	—
Goodwill, net	1,096,622	818,357	—	1,914,979
Other intangible assets	—	273,269	—	273,269
Other noncurrent assets	16,272	20,926	—	37,198

Total noncurrent assets	3,463,093	1,330,282	(1,988,773)	2,804,602

Total assets	$4,477,843	$2,660,959	$(2,889,865)	$4,248,937

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$400,914	$214,450	$—	$615,364
Accrued liabilities	982,277	399,102	(901,092)	480,287

Total current liabilities	1,383,191	613,552	(901,092)	1,095,651

Senior notes payable, long-term portion, net	495,807	—	—	495,807
Other long-term liabilities	54,859	58,634	—	113,493

Total long-term liabilities	550,666	58,634	—	609,300

Total liabilities	1,933,857	672,186	(901,092)	1,704,951

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,661 shares issued and outstanding	165	—	—	165
Additional paid-in-capital	1,325,492	1,756,667	(1,756,667)	1,325,492
Accumulated other comprehensive income	88,721	30,966	(30,966)	88,721
Retained earnings	1,129,608	201,140	(201,140)	1,129,608

Total stockholders’ equity	2,543,986	1,988,773	(1,988,773)	2,543,986

Total liabilities and stockholders’ equity	$4,477,843	$2,660,959	$(2,889,865)	$4,248,937

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$461,690	$78,208	$—	$539,898
Receivables, net	260,476	25,345	(224,855)	60,966
Merchandise inventories, net	611,605	358,452	—	970,057
Deferred income taxes — current	23,680	3,213	—	26,893
Prepaid taxes	62,886	(4,197)	—	58,689
Prepaid expenses	42,748	21,300	—	64,048
Other current assets	502	3,920	—	4,422

Total current assets	1,463,587	486,241	(224,855)	1,724,973

Property and equipment:
Land	2,670	9,363	—	12,033
Buildings and leasehold improvements	262,740	152,156	—	414,896
Fixtures and equipment	459,365	124,369	—	583,734

Total property and equipment	724,775	285,888	—	1,010,663
Less accumulated depreciation and amortization	379,721	105,944	—	485,665

Net property and equipment	345,054	179,944	—	524,998
Investment	589,832	—	(589,832)	—
Goodwill, net	1,096,622	350,950	—	1,447,572
Other intangible assets	10,636	4,769	—	15,405
Deferred taxes	7,378	24,485	—	31,863
Other noncurrent assets	12,340	15,246	—	27,586

Total noncurrent assets	2,061,862	575,394	(589,832)	2,047,424

Total assets	$3,525,449	$1,061,635	$(814,687)	$3,772,397

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$549,020	$143,078	$—	$692,098
Accrued liabilities	296,736	317,128	(224,855)	389,009

Total current liabilities	845,756	460,206	(224,855)	1,081,107

Senior notes payable, long-term portion, net	545,220	—	—	545,220
Other long-term liabilities	70,702	11,597	—	82,299

Total long-term liabilities	615,922	11,597	—	627,519

Total liabilities	1,461,678	471,803	(224,855)	1,708,626

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,653 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,288,727	420,191	(420,191)	1,288,727
Accumulated other comprehensive income	33,384	10,349	(10,349)	33,384
Retained earnings	741,496	159,292	(159,292)	741,496

Total stockholders’ equity	2,063,771	589,832	(589,832)	2,063,771

Total liabilities and stockholders’ equity	$3,525,449	$1,061,635	$(814,687)	$3,772,397

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$373,178	$204,963	$—	$578,141
Receivables, net	195,677	678,203	(807,899)	65,981
Merchandise inventories, net	637,257	438,535	—	1,075,792
Deferred income taxes — current	21,088	2,527	—	23,615
Prepaid expenses	40,957	18,144	—	59,101
Other current assets	6,262	9,149	—	15,411

Total current assets	1,274,419	1,351,521	(807,899)	1,818,041

Property and equipment:
Land	2,670	7,727	—	10,397
Buildings and leasehold improvements	281,481	173,170	—	454,651
Fixtures and equipment	509,585	110,260	—	619,845

Total property and equipment	793,736	291,157	—	1,084,893
Less accumulated depreciation and amortization	436,068	99,571	—	535,639

Net property and equipment	357,668	191,586	—	549,254
Investment	1,870,083	—	(1,870,083)	—
Goodwill, net	1,096,622	765,485	—	1,862,107
Other intangible assets	—	247,790	—	247,790
Other noncurrent assets	5,621	29,777	—	35,398

Total noncurrent assets	3,329,994	1,234,638	(1,870,083)	2,694,549

Total assets	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$736,805	$311,158	$—	$1,047,963
Accrued liabilities	985,240	320,912	(807,899)	498,253
Taxes payable	2,971	13,524	—	16,495

Total current liabilities	1,725,016	645,594	(807,899)	1,562,711

Senior notes payable, long-term portion, net	545,712	—	—	545,712
Other long-term liabilities	34,004	70,482	—	104,486

Total long-term liabilities	579,716	70,482	—	650,198

Total liabilities	2,304,732	716,076	(807,899)	2,212,909

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,843 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,307,453	1,699,630	(1,699,630)	1,307,453
Accumulated other comprehensive income (loss)	(28,426)	(33,800)	33,800	(28,426)
Retained earnings	1,020,490	204,253	(204,253)	1,020,490

Total stockholders’ equity	2,299,681	1,870,083	(1,870,083)	2,299,681

Total liabilities and stockholders’ equity	$4,604,413	$2,586,159	$(2,677,982)	$4,512,590

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 13 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,182,177	$556,327	$—	$1,738,504
Cost of sales	831,045	412,053	—	1,243,098

Gross profit	351,132	144,274	—	495,406
Selling, general and administrative expenses	262,351	122,422	—	384,773
Depreciation and amortization	25,039	14,638	—	39,677

Operating earnings	63,742	7,214	—	70,956
Interest income	(14,215)	(528)	14,281	(462)
Interest expense	11,448	14,570	(14,281)	11,737

Earnings before income tax expense	66,509	(6,828)	—	59,681
Income tax expense	20,797	199	—	20,996

Net earnings	$45,712	$(7,027)	$—	$38,685

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 13 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,316,912	$487,508	$—	$1,804,420
Cost of sales	953,602	366,695	—	1,320,297

Gross profit	363,310	120,813	—	484,123
Selling, general and administrative expenses	254,517	93,228	—	347,745
Depreciation and amortization	26,382	9,927	—	36,309

Operating earnings	82,411	17,658	—	100,069
Interest income	(6,750)	(6,477)	11,599	(1,628)
Interest expense	12,387	10,051	(11,599)	10,839

Earnings before income tax expense	76,774	14,084	—	90,858
Income tax expense	28,449	5,246	—	33,695

Net earnings	$48,325	$8,838	$—	$57,163

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 26 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$2,656,935	$1,062,322	$—	$3,719,257
Cost of sales	1,899,732	782,006	—	2,681,738

Gross profit	757,203	280,316	—	1,037,519
Selling, general and administrative expenses	531,159	229,446	—	760,605
Depreciation and amortization	49,751	27,753	—	77,504

Operating earnings	176,293	23,117	—	199,410
Interest income	(22,206)	(1,159)	22,386	(979)
Interest expense	23,481	22,840	(22,386)	23,935
Debt extinguishment expense	2,862	—	—	2,862

Earnings before income tax expense	172,156	1,436	—	173,592
Income tax expense	59,929	4,545	—	64,474

Net earnings	$112,227	$(3,109)	$—	$109,118

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 26 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$2,694,043	$923,994	$—	$3,618,037
Cost of sales	1,966,803	693,705	—	2,660,508

Gross profit	727,240	230,289	—	957,529
Selling, general and administrative expenses	500,105	176,307	—	676,412
Depreciation and amortization	51,967	19,178	—	71,145

Operating earnings	175,168	34,804	—	209,972
Interest income	(12,874)	(13,522)	19,826	(6,570)
Interest expense	24,681	19,414	(19,826)	24,269
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	161,030	28,912	—	189,942
Income tax expense	59,321	11,333	—	70,654

Net earnings	$101,709	$17,579	$—	$119,288

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 26 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
		(Amounts in thousands) (Unaudited)

Cash flows from operating activities:
Net earnings (loss)	$112,227	$(3,109)	$—	$109,118
Adjustments to reconcile net earnings (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	50,505	27,789	—	78,294
Amortization and retirement of deferred financing fees and issue discounts	2,639	—	—	2,639
Stock-based compensation expense	15,251	—	—	15,251
Deferred income taxes	1,842	(3,374)	—	(1,532)
Excess tax expense realized from exercise of stock-based awards	346	—	—	346
Loss on disposal of property and equipment	1,106	2,119	—	3,225
Changes in other long-term liabilities	6,493	1,705	—	8,198
Change in the value of foreign exchange contracts	20,014	(5,286)	—	14,728
Changes in operating assets and liabilities, net Receivables, net	15,906	12,741	—	28,647
Merchandise inventories	21,681	20,885	—	42,566
Prepaid expenses and other current assets	(597)	(2,418)	—	(3,015)
Prepaid income taxes and accrued income taxes payable	(156)	(24,510)	—	(24,666)
Accounts payable and accrued liabilities	(446,933)	(87,671)	—	(534,604)

Net cash flows used in operating activities	(199,676)	(61,129)	—	(260,805)

Cash flows from investing activities:
Purchase of property and equipment	(54,277)	(22,601)	—	(76,878)
Acquisitions, net of cash acquired	—	(4,667)	—	(4,667)

Net cash flows used in investing activities	(54,277)	(27,268)	—	(81,545)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	—	—	(50,765)
Borrowings from the revolver	100,000	—	—	100,000
Repayments of revolver borrowings	(100,000)	—	—	(100,000)
Issuance of shares relating to stock options	3,096	—	—	3,096
Excess tax expense realized from exercise of stock-based awards	(346)	—	—	(346)
Net change in other noncurrent assets and other intangible assets	(100)	(10,317)	—	(10,417)

Net cash flows used in financing activities	(48,115)	(10,317)	—	(58,432)

Exchange rate effect on cash and cash equivalents	—	20,497	—	20,497

Net decrease in cash and cash equivalents	(302,068)	(78,217)	—	(380,285)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$71,110	$126,746	$—	$197,856

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 2,	August 2,		August 2,
For the 26 Weeks Ended August 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$101,709	$17,579	$—	$119,288
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	52,591	19,211	—	71,802
Amortization and retirement of deferred financing fees and issue discounts	2,051	—	—	2,051
Stock-based compensation expense	20,068	—	—	20,068
Deferred income taxes	473	(3,708)	—	(3,235)
Excess tax benefits realized from exercise of stock-based awards	(33,010)	—	—	(33,010)
Loss on disposal of property and equipment	1,039	1,595	—	2,634
Changes in other long-term liabilities	4,667	1,485	—	6,152
Change in the value of foreign exchange contracts	(278)	(757)	—	(1,035)
Changes in operating assets and liabilities, net Receivables, net	(2,219)	(1,610)	—	(3,829)
Merchandise inventories	(109,745)	(43,072)	—	(152,817)
Prepaid expenses and other current assets	(5,646)	(7,589)	—	(13,235)
Prepaid income taxes and accrued income taxes payable	(20,595)	(11,098)	—	(31,693)
Accounts payable and accrued liabilities	(196,120)	2,780	—	(193,340)

Net cash flows used in operating activities	(185,015)	(25,184)	—	(210,199)

Cash flows from investing activities:
Purchase of property and equipment	(51,946)	(29,594)	—	(81,540)
Acquisitions, net of cash acquired	—	(50,299)	—	(50,299)

Net cash flows used in investing activities	(51,946)	(79,893)	—	(131,839)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	26,738	—	—	26,738
Excess tax benefits realized from exercise of stock-based awards	33,010	—	—	33,010
Net change in other noncurrent assets and other intangible assets	(2,430)	(2,789)	—	(5,219)

Net cash flows provided by (used in) financing activities	27,318	(2,789)	—	24,529

Exchange rate effect on cash and cash equivalents	—	(7)	—	(7)

Net decrease in cash and cash equivalents	(209,643)	(107,873)	—	(317,516)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$461,690	$78,208	$—	$539,898

15.	Subsequent Events

Subsequent to August 1, 2009, the Company purchased $17,253 of outstanding Notes under the previously announced buyback.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of August 1, 2009, we operated 6,333 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate an electronic commerce Web site under the name www.gamestop.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 30, 2010 (“fiscal 2009”) and ended January 31, 2009 (“fiscal 2008”) consist of 52 weeks.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 348 locations, 328 of which were operating on the date of acquisition. The Company’s operating results for the 13 and 26 week periods ended August 1, 2009 include Micromania’s results, whereas the operating results of the comparable periods of fiscal 2008 exclude Micromania’s results.

Growth in the video game industry is driven by the introduction of new technology. In 2005 in the North American markets, Sony introduced the PlayStation Portable (the “PSP”) in March and Microsoft introduced the Xbox 360 in November. In November 2006, Nintendo introduced the Wii hardware platform worldwide and Sony introduced the PlayStation 3 hardware platform in the North American markets. Sony introduced the PlayStation 3 platform in the Australian and European markets in March 2007. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future, subject to the timing of the release of new video game titles and the impact of the overall worldwide economy.

Critical Accounting Policies

Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2008 Annual Report on Form 10-K.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	73.2	72.1	73.5

Gross profit	28.5	26.8	27.9	26.5
Selling, general and administrative expenses	22.1	19.3	20.4	18.7
Depreciation and amortization	2.3	2.0	2.1	2.0

Operating earnings	4.1	5.5	5.4	5.8
Interest expense, net	0.7	0.5	0.6	0.5
Debt extinguishment expense	—	—	0.1	0.1

Earnings before income tax expense	3.4	5.0	4.7	5.2
Income tax expense	1.2	1.8	1.8	1.9

Net earnings	2.2%	3.2%	2.9%	3.3%

The Company continually reviews the financial performance of its stores and seeks to increase profitability by relocating or closing selected stores. During the 26 weeks ended August 1, 2009, the Company closed 98 stores, 21 of which were in the second quarter. The store closings included many locations in which we operated a GameStop store and a former EB Games store in very close proximity and the determination was made to close one of the locations upon the expiration of the store lease.

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended August 1, 2009 and August 2, 2008, these purchasing, receiving and distribution costs amounted to $14.9 million and $13.8 million, respectively. For the 26 weeks ended August 1, 2009 and August 2, 2008, these purchasing, receiving and distribution costs amounted to $29.6 million and $25.9 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended August 1, 2009 and August 2, 2008, these processing fees amounted to $11.1 million and $13.6 million, respectively. For the 26 weeks ended August 1, 2009 and August 2, 2008, these processing fees amounted to $24.6 million and $26.5 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had no material net effect on the 13 weeks and 26 weeks ended August 1, 2009 and August 2, 2008.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1,		August 2,		August 1,		August 2,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$301.3	17.3%	$379.7	21.0%	$697.2	18.7%	$718.7	19.9%
New video game software	629.8	36.2%	705.0	39.1%	1,400.3	37.7%	1,497.8	41.4%
Used video game products	560.8	32.3%	471.5	26.1%	1,109.3	29.8%	887.2	24.5%
Other	246.6	14.2%	248.2	13.8%	512.5	13.8%	514.3	14.2%

Total	$1,738.5	100.0%	$1,804.4	100.0%	$3,719.3	100.0%	$3,618.0	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1,		August 2,		August 1,		August 2,
	2009		2008		2009		2008
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.6	7.2%	$22.6	6.0%	$45.7	6.6%	$43.0	6.0%
New video game software	133.6	21.2%	145.3	20.6%	299.1	21.4%	301.9	20.2%
Used video game products	256.9	45.8%	234.1	49.7%	520.5	46.9%	438.2	49.4%
Other	83.3	33.8%	82.1	33.1%	172.2	33.6%	174.4	33.9%

Total	$495.4	28.5%	$484.1	26.8%	$1,037.5	27.9%	$957.5	26.5%

13 weeks ended August 1, 2009 compared with the 13 weeks ended August 2, 2008

Sales decreased by $65.9 million, or 3.7%, from $1,804.4 million in the 13 weeks ended August 2, 2008 to $1,738.5 million in the 13 weeks ended August 1, 2009. The decrease in sales was primarily attributable to the comparable store sales decrease of 14.1% for the second quarter of fiscal 2009 and the decreases in sales related to changes in foreign exchange rates of $63.3 million when compared to the second quarter of fiscal 2008. These decreases were partially offset by the addition of non-comparable store sales from the 668 stores opened since May 3, 2008 combined with the additional sales from the Micromania acquisition for an approximate total of $229.4 million. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was due to weak consumer traffic worldwide, a slow-down in hardware unit sell-through and a lack of new game titles in the second quarter of fiscal 2009.

New video game hardware sales decreased $78.4 million, or 20.6%, from $379.7 million in the 13 weeks ended August 2, 2008 to $301.3 million in the 13 weeks ended August 1, 2009, primarily due to a decrease in consumer traffic as a result of the continued macro-economic weakness, partially offset by increases related to new and acquired stores. New video game software sales decreased $75.2 million, or 10.7%, from $705.0 million in the 13 weeks ended August 2, 2008 to $629.8 million in the 13 weeks ended August 1, 2009, primarily due to a decrease in consumer traffic and a lack of strong new video game titles released in the second quarter of fiscal 2009, partially offset by increases related to new and acquired stores. Used video game product sales increased $89.3 million, or 18.9%, from $471.5 million in the 13 weeks ended August 2, 2008 to $560.8 million in the 13 weeks ended

August 1, 2009. Used video game product sales increased as a lack of new video game releases and increased promotional activity drove customers to the lower-priced used product category. Sales of other product categories declined 0.6%, or $1.6 million, from the 13 weeks ended August 2, 2008 to the 13 weeks ended August 1, 2009.

As a percentage of sales, used video game products and other sales increased and new video game hardware and new video game software decreased in the 13 weeks ended August 1, 2009 compared to the 13 weeks ended August 2, 2008. This was primarily due to a lack of new video game title releases and a slow-down in hardware unit sell-through, as well as increased promotional activity related to the used video game products category.

Cost of sales decreased by $77.2 million, or 5.8%, from $1,320.3 million in the 13 weeks ended August 2, 2008 to $1,243.1 million in the 13 weeks ended August 1, 2009 as a result of the decrease in sales and the changes in gross profit discussed below.

Gross profit increased by $11.3 million, or 2.3%, from $484.1 million in the 13 weeks ended August 2, 2008 to $495.4 million in the 13 weeks ended August 1, 2009. Gross profit as a percentage of sales increased from 26.8% in the 13 weeks ended August 2, 2008 to 28.5% in the 13 weeks ended August 1, 2009. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales as a percentage of total sales in the second quarter of fiscal 2009 and the decrease in sales of new video game hardware and new video game software as a percentage of total sales. Gross profit as a percentage of sales on new video game hardware increased from 6.0% in the prior year quarter to 7.2% of sales this quarter, primarily due to a change in the mix of hardware units sold and an increase in sales of product replacement plans during the second quarter of fiscal 2009. Gross profit as a percentage of sales on new video game software increased from 20.6% in the 13 weeks ended August 2, 2008 to 21.2% in the 13 weeks ended August 1, 2009, primarily due to an increase in vendor allowances received in excess of advertising expenses and the mix of software and margin in the various countries in which we operate. Gross profit as a percentage of sales on used video game products decreased from 49.7% in the 13 weeks ended August 2, 2008 to 45.8% in the 13 weeks ended August 1, 2009 due to increased promotional activities during the second quarter of fiscal 2009.

Selling, general and administrative expenses increased by $37.1 million, or 10.7%, from $347.7 million in the 13 weeks ended August 2, 2008 to $384.8 million in the 13 weeks ended August 1, 2009. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percentage of sales increased from 19.3% in the 13 weeks ended August 2, 2008 to 22.1% in the 13 weeks ended August 1, 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales in the second quarter of fiscal 2009. Included in selling, general and administrative expenses are $7.9 million and $8.3 million in stock-based compensation expense for the 13 weeks ended August 1, 2009 and August 2, 2008, respectively.

Depreciation and amortization expense increased $3.4 million from $36.3 million for the 13 weeks ended August 2, 2008 to $39.7 million in the 13 weeks ended August 1, 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 110 new stores during the second quarter of fiscal 2009 and investments in management information systems.

Interest income resulting from the investment of excess cash balances decreased from $1.6 million in the 13 weeks ended August 2, 2008 to $0.5 million in the 13 weeks ended August 1, 2009 due primarily to lower invested cash balances and lower interest rates. Interest expense increased slightly from $10.8 million in the 13 weeks ended August 2, 2008 to $11.7 million in the 13 weeks ended August 1, 2009 primarily due to the short-term borrowings on the revolver offset by the retirement of $50.8 million of the Company’s senior notes since August 2, 2008.

Income tax expense for the 13 weeks ended August 2, 2008 and the 13 weeks ended August 1, 2009 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $33.7 million for the 13 weeks ended August 2, 2008 compared to $21.0 million for the 13 weeks ended August 1, 2009.

The factors described above led to a decrease in operating earnings of $29.1 million, or 29.1%, from $100.1 million in the 13 weeks ended August 2, 2008 to $71.0 million in the 13 weeks ended August 1, 2009, and a decrease in net earnings of $18.5 million, or 32.3%, from $57.2 million in the 13 weeks ended August 2, 2008 to $38.7 million in the 13 weeks ended August 1, 2009.

26 weeks ended August 1, 2009 compared with the 26 weeks ended August 2, 2008

Sales increased by $101.3 million, or 2.8%, from $3,618.0 million in the 26 weeks ended August 2, 2008 to $3,719.3 million in the 26 weeks ended August 1, 2009. The increase in sales was attributable to the addition of non-comparable store sales from the 878 stores opened since February 3, 2008, combined with the additional sales from the Micromania acquisition for an approximate total of $485.5 million, offset by a decrease in comparable store sales of 7.8% and decreases related to changes in foreign exchange rates of $147.5 million for the 26-week period ended August 1, 2009 when compared to the 26-week period ended August 2, 2008. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was due to weaker new title releases in fiscal 2009 when compared to fiscal 2008, which included several strong video game titles, weak consumer traffic worldwide and a slow-down in hardware unit sell-through.

New video game hardware sales decreased $21.5 million, or 3.0%, from $718.7 million in the 26 weeks ended August 2, 2008 to $697.2 million in the 26 weeks ended August 1, 2009, primarily due to a decrease in consumer traffic as a result of the continued macro-economic weakness, partially offset by the Nintendo DSi launch in April 2009 and the additional sales at the new stores added since last year through growth and acquisitions. New video game software sales decreased $97.5 million, or 6.5%, from $1,497.8 million in the 26 weeks ended August 2, 2008 to $1,400.3 million in the 26 weeks ended August 1, 2009, primarily due to a decrease in consumer traffic and a lack of new video game titles released in fiscal 2009, compared to fiscal 2008 which included several strong titles, offset by sales from new and acquired stores since last year. Used video game product sales increased $222.1 million, or 25.0%, from $887.2 million in the 26 weeks ended August 2, 2008 to $1,109.3 million in the 26 weeks ended August 1, 2009. Used video game product sales increased as a lack of new video game title releases and increased promotional activity drove customers to the lower-priced used product category. Sales of other product categories declined slightly by 0.3%, or $1.8 million, from the 26 weeks ended August 2, 2008 to the 26 weeks ended August 1, 2009.

As a percentage of sales, used video game products increased and new video game hardware, new video game software and other product sales decreased in the 26 weeks ended August 1, 2009 compared to the 26 weeks ended August 2, 2008. This was primarily due to a decrease in sales of new video game software due to a lack of new software titles released in fiscal 2009 when compared to fiscal 2008, a slow-down in hardware unit sell-through, as well as an increase in sales of used video game products due to increased promotional activity and the value pricing of our used products.

Cost of sales increased by $21.2 million, or 0.8%, from $2,660.5 million in the 26 weeks ended August 2, 2008 to $2,681.7 million in the 26 weeks ended August 1, 2009, primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $80.0 million, or 8.4%, from $957.5 million in the 26 weeks ended August 2, 2008 to $1,037.5 million in the 26 weeks ended August 1, 2009. Gross profit as a percentage of sales increased from 26.5% in the 26 weeks ended August 2, 2008 to 27.9% in the 26 weeks ended August 1, 2009. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales as a percentage of total sales in the 26 weeks ended August 1, 2009 when compared to the 26 weeks ended August 2, 2008. Gross profit as a percentage of sales on new video game hardware increased from 6.0% of sales for the 26 weeks ended August 2, 2008 to 6.6% of sales for the 26 weeks ended August 1, 2009 due to a change in the mix of hardware units sold and an increase in sales of product replacement plans during fiscal 2009. Gross profit as a percentage of sales on new video game software increased from 20.2% in the 26 weeks ended August 2, 2008 to 21.4% in the 26 weeks ended August 1, 2009, primarily due to an increase in vendor allowances received in excess of advertising expenses and the mix of software sales and margin in the various countries in which we operate. Gross profit as a percentage of sales on used video game products decreased from 49.4% in the 26 weeks ended August 2, 2008 to 46.9% in the 26 weeks ended August 1, 2009, primarily due to increased promotional activities during fiscal 2009. Gross profit as a percentage of sales on the other product sales category decreased slightly in fiscal 2009 when compared to fiscal 2008.

Selling, general and administrative expenses increased by $84.2 million, or 12.4%, from $676.4 million in the 26 weeks ended August 2, 2008 to $760.6 million in the 26 weeks ended August 1, 2009. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses during fiscal 2009. Selling, general and administrative expenses as a percentage of sales increased from 18.7% in the 26 weeks ended August 2, 2008 to 20.4% in the 26 weeks ended August 1, 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales in fiscal 2009. Selling, general and administrative expenses include $15.3 million and $20.1 million in stock-based compensation expense for the 26 weeks ended August 1, 2009 and August 2, 2008, respectively.

Depreciation and amortization expense increased $6.4 million from $71.1 million for the 26 weeks ended August 2, 2008 to $77.5 million in the 26 weeks ended August 1, 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 224 new stores during the 26 weeks ended August 1, 2009 and investments in management information systems.

Interest income resulting from the investment of excess cash balances decreased from $6.6 million in the 26 weeks ended August 2, 2008 to $1.0 million in the 26 weeks ended August 1, 2009, due primarily to lower invested cash balances and lower interest rates during fiscal 2009. Interest expense decreased from $24.3 million in the 26 weeks ended August 2, 2008 to $23.9 million in the 26 weeks ended August 1, 2009, primarily due to the retirement of $50.8 million of the Company’s senior notes since August 2, 2008 offset by short term borrowings on the Revolver. Debt extinguishment expense of $2.3 million and $2.9 million was recognized in the 26 weeks ended August 2, 2008 and August 1, 2009, respectively, as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 26 weeks ended August 2, 2008 and the 26 weeks ended August 1, 2009 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $70.7 million for the 26 weeks ended August 2, 2008 compared to $64.5 million for the 26 weeks ended August 1, 2009.

The factors described above led to a decrease in operating earnings of $10.6 million, or 5.0%, from $210.0 million in the 26 weeks ended August 2, 2008 to $199.4 million in the 26 weeks ended August 1, 2009, and a decrease in net earnings of $10.2 million, or 8.5%, from $119.3 million in the 26 weeks ended August 2, 2008 to $109.1 million in the 26 weeks ended August 1, 2009.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		26 Weeks Ended
	August 1,	August 2,	August 1,	August 2,
	2009	2008	2009	2008
	(In millions)
		(Unaudited)

Sales by operating segment are as follows:
United States	$1,182.2	$1,316.9	$2,657.0	$2,694.0
Canada	90.6	114.7	187.9	243.6
Australia	122.9	148.0	214.5	251.4
Europe	342.8	224.8	659.9	429.0

Total	$1,738.5	$1,804.4	$3,719.3	$3,618.0

Operating earnings (loss) by operating segment are as follows:
United States	$63.8	$82.4	$176.3	$175.2
Canada	3.4	5.7	8.2	11.5
Australia	8.8	13.7	14.4	21.5
Europe	(5.0)	(1.7)	0.5	1.8

Total	$71.0	$100.1	$199.4	$210.0

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer magazine. As of August 1, 2009, the United States segment included 4,377 GameStop stores, compared to 4,180 on August 2, 2008. Sales for the 13 and 26 weeks ended August 1, 2009 decreased 10.2% and 1.4%, respectively, compared to the 13 and 26 weeks ended August 2, 2008 as a result of decreased sales at existing stores offset by the opening of 353 new stores since May 3, 2008 and 439 stores since February 2, 2008, including 69 and 124 stores in the 13 and 26 weeks ended August 1, 2009, respectively. Sales at existing stores decreased partially due to a decrease in consumer traffic as a result of the continued macro-economic weakness and a lack of strong new video game titles released in fiscal 2009, offset by an increase in used video game product sales as a result of the new title weakness and increased promotional activities. Segment operating income for the 13 weeks ended August 1, 2009 decreased by 22.6%, compared to the 13 weeks ended August 2, 2008 due to the impact of lower revenues for the quarter. Segment operating income for the 26 weeks ended August 1, 2009 increased slightly by 0.6%, compared to the 26 weeks ended August 2, 2008 due to the higher sales of used video game products as a percentage of total sales and the resulting positive impact on gross margin.

Canada

Sales in the Canadian segment in the 13 and 26 weeks ended August 1, 2009 decreased 21.0% and 22.9%, respectively, compared to the 13 and 26 weeks ended August 2, 2008. The decrease in sales was primarily attributable to decreased sales at existing stores and the unfavorable exchange rates recognized in the 13 and 26 weeks ended August 1, 2009 compared to the prior year periods, which had the effect of decreasing sales by $10.9 million and $33.9 million, respectively, offset by the additional sales at the 27 and 52 stores opened since May 3, 2008 and February 2, 2008, respectively. As of August 1, 2009, the Canadian segment had 339 stores compared to 316 stores at August 2, 2008. The decrease in sales at existing stores was primarily due to weak consumer traffic, a slow-down in hardware unit sell-through and a lack of new video game title releases in fiscal 2009. Segment operating income for the 13 and 26 weeks ended August 1, 2009 decreased by 40.4% and 28.7%, respectively, compared to the 13 and 26 weeks ended August 2, 2008 driven by the decreased sales discussed above and the unfavorable impact of changes in exchange rates, which had the effect of decreasing operating earnings by $0.4 million and $1.6 million, respectively, for the 13 and 26 weeks ended August 1, 2009 when compared to the prior year.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of August 1, 2009, the Australian segment included 370 stores, compared to 316 at August 2, 2008. Sales for the 13 and 26 weeks ended August 1, 2009 decreased 17.0% and 14.7%, respectively, compared to the 13 and 26 weeks ended August 2, 2008. The decrease in sales was primarily due to the unfavorable exchange rates recognized in the 13 and 26 weeks ended August 1, 2009 compared to the prior year periods, which had the effect of decreasing sales by $25.0 million and $58.0 million, respectively, as well as lower sales in existing stores. The decrease in sales was partially offset by the additional sales at the 80 and 92 stores opened since May 3, 2008 and February 2, 2008, respectively. Segment operating income in the 13 and 26 weeks ended August 1, 2009 decreased by 35.8% and 33.0%, respectively, when compared to the 13 and 26 weeks ended August 2, 2008. The decrease in segment operating income was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation, as well as unfavorable changes in exchange rates for the 13 and 26 weeks ended August 1, 2009 when compared to August 2, 2008 which had the effect of decreasing operating earnings by $1.7 million and $3.7 million, respectively.

Europe

Segment results for Europe include retail operations in 13 European countries. As of August 1, 2009, the European segment operated 1,247 stores compared to 745 stores as of August 2, 2008. For the 13 and 26 weeks ended August 1, 2009, European sales increased 52.5% and 53.8%, respectively, compared to the 13 and 26 weeks ended August 2, 2008. The increase in sales was primarily due to the increase in sales at existing stores and the additional sales at the 556 and 643 stores opened since May 3, 2008 and February 2, 2008, respectively, including the 328 stores from the Micromania acquisition. This increase in sales was offset by the unfavorable exchange rates recognized in the 13 and 26 weeks ended August 1, 2009 compared to the prior year periods, which had the effect of decreasing sales by $29.3 million and $65.1 million, respectively, as well as a decrease in sales at existing stores. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to continued macro-economic weakness, a slow-down in hardware unit sell-through and a lack of new video game title releases in fiscal 2009.

The segment operating loss in Europe was $5.0 million in the 13 weeks ended August 1, 2009 compared to the operating loss in the 13 weeks ended August 2, 2008 of $1.7 million. The segment operating income in Europe for the 26 weeks ended August 1, 2009 was $0.5 million compared to the operating income in the 26 weeks ended August 2, 2008 of $1.8 million. The increase in the operating loss for the 13 weeks ended August 1, 2009 compared to the 13 weeks ended August 2, 2008 and the decrease in operating earnings in the 26 weeks ended August 1, 2009 compared to the 26 weeks ended August 2, 2008 were primarily due to the weaker sales in Europe as discussed above and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation.

In addition, for the 13 and 26 weeks ended August 1, 2009, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $1.1 million and $1.6 million, respectively.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended August 1, 2009, cash used in operations was $260.8 million, compared to cash used in operations of $210.2 million during the 26 weeks ended August 2, 2008. The increase of cash used in operations of $50.6 million from the 26 weeks ended August 2, 2008 to the 26 weeks ended August 1, 2009 was primarily due to an increase in cash used for working capital purposes of $96.2 million primarily driven by the decrease in accounts payable and accrued liabilities net of the decrease in inventory. This increase was a result of decreased purchases in the second quarter of fiscal 2009 when compared to fiscal 2008, primarily due to a decrease in hardware sales as a result of the continued macro-economic weakness and the lack of new titles available this year. Inventory turnover also decreased in fiscal 2009 compared to fiscal 2008, primarily due to the growth in the international segments which have lower inventory turns compared to the United States segment due to their lower overall store count and multiple warehouse facilities. Offsetting the increase in cash used in working capital was an increase in cash provided by net earnings, including the non-cash adjustments to net earnings, in the 26 weeks ended August 1, 2009 when compared to the 26 weeks ended August 2, 2008 of $12.2 million and an increase in the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards of $33.4 million.

Cash used in investing activities was $81.5 million and $131.8 million during the 26 weeks ended August 1, 2009 and August 2, 2008, respectively. During the 26 weeks ended August 1, 2009, approximately $76.9 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, during the 26 weeks ended August 1, 2009, the Company used $4.7 million to purchase an increased ownership interest in GameStop Group Limited. For the 26 weeks ended August 2, 2008, $81.5 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, the Company used $50.3 million, net of cash acquired, to acquire Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), The Gamesman Limited and an increased ownership interest in GameStop Group Limited.

Cash used in financing activities was $58.4 million for the 26 weeks ended August 1, 2009 and cash provided by financing activities for the 26 weeks ended August 2, 2008 was $24.5 million. The cash used in financing activities for the 26 weeks ended August 1, 2009 was primarily due to the repurchase of $50.8 million of principal value of the Company’s senior notes. In addition, the Company borrowed $100 million against its revolver during the 26 weeks ended August 1, 2009 and subsequently repaid the borrowings before August 1, 2009, with a maximum of $75 million outstanding at any one time. The cash provided by financing activities for the 26 weeks ended August 2, 2008 was primarily due to the issuance of shares relating to stock option exercises of $26.7 million and $33.0 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock, respectively. These inflows were offset by the repurchase of $30.0 million of principal value of the Company’s senior notes.

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

In October 2005, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants. The extension of the Revolver to 2012 reduces our exposure to the current tightening in the credit markets.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of August 1, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 13 weeks ended August 1, 2009, the Company borrowed and repaid $100 million under the Revolver. As of August 1, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.3 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2009, there were $0.3 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.7 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of U.S. $650 million aggregate principal amount of Senior Notes due 2012 (the “Notes”). The Notes were issued under an Indenture dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”).

The Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of August 1, 2009, the unamortized original issue discount was $3.4 million. The Issuers pay interest on the Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of August 1, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Notes issued under the Indenture at redemption prices at or in excess of 100% of the principal amount thereof plus accrued and unpaid interest, if any, to the redemption date. The circumstances which would limit the percentage of the Notes which may be redeemed or which would require the Company to pay a premium in excess of 100% of the principal amount are defined in the Indenture. Upon a Change of Control (as defined in the Indenture), the Issuers are required to offer to purchase all of the Notes then outstanding at 101% of the principal amount thereof plus accrued and unpaid interest, if any, to the date of purchase. The Issuers may acquire Notes by means other than redemption, whether by tender offer, open market purchases, negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 224 stores in the 26 weeks ended August 1, 2009 and expects to open approximately 400 stores in total during fiscal 2009. Capital expenditures for fiscal 2009 are projected to be approximately $170 million to $180 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

Between May 2006 and August 2007, the Company repurchased $70 million of the Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of the Notes. The timing and amount of the repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may be suspended or discontinued at any time. As of August 2, 2008, the Company had repurchased $30.0 million of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2.3 million, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. The Company did not repurchase any other Notes during fiscal 2008. In the 26 weeks ended August 1, 2009, the Company repurchased $50.8 million of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2.9 million, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. All Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation.

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. On May 21, 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27.4 million. The transaction was completed in June 2008 and recorded in accordance with the provisions of the Statement of Financial Accounting Standards No. 141, Business Acquisitions. In July 2009 an additional 16% was purchased for $4.7 million, bringing the Company’s total interest in GameStop Group Limited to approximately 84%.

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from L Capital, LV Capital, Europ@web and other shareholders of Micromania for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 348 stores as of August 1, 2009. The Company funded the transaction with cash on hand, a draw on the Revolver totaling $275.0 million, and a $150.0 million junior term loan facility (the “Term Loans”). As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

Based on our current operating plans and despite the continued weakness of the overall economy, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Pronouncements

In May 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 165, Subsequent Events (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. SFAS 165 is effective for fiscal years and interim periods ending after June 15, 2009 and is applied prospectively. The Company adopted the new disclosure requirements in the unaudited condensed consolidated financial statements effective August 1, 2009.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP 107-1”). FSP 107-1 requires additional disclosures about fair value of financial instruments for interim reporting periods and amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods for publicly traded companies. FSP 107-1 was effective for the Company for the period ended August 1, 2009.

In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities — an amendment of FASB Statement No. 133 (“SFAS 161”). SFAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for and their effect on an entity’s financial statements in each interim and annual period. SFAS 161 was effective for the Company on February 1, 2009 and has been applied prospectively. The adoption of SFAS 161 did not have a significant impact on our condensed consolidated financial statements.

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

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin No. 51 (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for noncontrolling interests (previously referred to as minority interests) in subsidiaries. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. SFAS 160 was effective for the Company on February 1, 2009. The adoption of SFAS 160 did not have a significant impact on our condensed consolidated financial statements.

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Notes outstanding carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

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

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 26 week periods ended August 1, 2009, the Company recognized a $12.3 million and $12.8 million loss, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of August 1, 2009 was a liability of $14.6 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of August 1, 2009 would result in a (loss) or gain in value of the forwards, options and swaps of ($27.0 million) or $27.0 million, respectively.

We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. The Company manages counterparty risk according to the guidelines and controls established under comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

ITEM 4.	Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this report, the Company’s management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of the

Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that the Company’s disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in the Company’s periodic reports.

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

Plaintiffs’ counsel named an expert, a psychologist who testified at the criminal trial on behalf of the criminal defendant, who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. This same testimony from this same expert was excluded in the criminal trial from the same judge hearing this case. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008.

On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal.

The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit if the plaintiffs’ appeal is successful.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings. Management does not believe that any such other legal proceedings, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

The Company’s Annual Meeting of Stockholders was held on June 23, 2009. At the close of business on the record date for the meeting (which was May 1, 2009), there were 164,622,187 shares of Class A common stock outstanding and entitled to vote at the meeting. Holders of 144,643,838 shares of Class A common stock (with one vote per share) were present at the meeting, either in person or by proxy.

The Company’s stockholders approved, by the following vote, the Fourth Amended and Restated GameStop Corp. 2001 Incentive Plan which increases the maximum number of shares that may be the subject of awards from 43,500,000 to 46,500,000 shares, of which 6,500,000 shares may be issued solely pursuant to options.

In Favor	Against	Abstained	Broker Non-Votes

117,716,628	12,966,275	516,679	13,444,256

The following individuals were elected to the Company’s Board of Directors to hold office for a term of three years and until their respective successors are duly elected and qualified, with the vote specified below:

Nominee	In Favor	Withheld

Daniel A. DeMatteo	142,685,402	1,958,436
Michael N. Rosen	135,642,707	9,001,131
Edward A. Volkwein	141,614,892	3,028,946

The following individuals continue to serve on the Company’s Board of Directors until the expiration of their terms: R. Richard Fontaine, Jerome L. Davis, Steven R. Koonin, Leonard Riggio, Stephanie M. Shern, Stanley (Mickey) Steinberg, Gerald R. Szczepanski and Lawrence S. Zilavy.

The Company’s stockholders also ratified the appointment of BDO Seidman, LLP as the registered independent public accounting firm of the Company for the fiscal year ending January 30, 2010 by the following vote:

In Favor	Against	Abstained

144,127,652	446,271	69,915

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(17)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number		Description

10.14		First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15		Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16		Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17		Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18		Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19		Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(10)
10.21		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(10)
10.22		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(10)
10.23		Amendment to Amended and Restated Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and David W. Carlson.(16)
10.24		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(10)
10.25		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(10)
10.26		Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and Catherine Smith.(16)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document

Exhibit
Number		Description

101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.

(17)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Catherine R. Smith
Catherine R. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2009

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 9, 2009

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(17)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(10)
10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(10)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(10)
10.23	Amendment to Amended and Restated Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and David W. Carlson.(16)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(10)
10.25	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(10)
10.26	Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and Catherine Smith.(16)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.

(17)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.