Form 10-Q
period 2009-10-31
GameStop Corp.
filed 2009-12-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2009
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

Number of shares of $.001 par value Class A Common Stock outstanding as of November 27, 2009: 164,767,330

		Page No.

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
	Condensed Consolidated Balance Sheets — October 31, 2009 (unaudited), November 1, 2008 (unaudited) and January 31, 2009	2
	Condensed Consolidated Statements of Operations (unaudited) — For the 13 weeks and 39 weeks ended October 31, 2009 and November 1, 2008	3
	Condensed Consolidated Statement of Stockholders’ Equity (unaudited) — October 31, 2009	4
	Condensed Consolidated Statements of Cash Flows (unaudited) — For the 39 weeks ended October 31, 2009 and November 1, 2008	5
	Notes to Condensed Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	38

PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	38
Item 1A.	Risk Factors	39
Item 6.	Exhibits	39
SIGNATURES		43
EXHIBIT INDEX		44
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 31,	November 1,	January 31,
	2009	2008	2009
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$292,027	$478,056	$578,141
Receivables, net	52,543	50,730	65,981
Merchandise inventories, net	1,733,962	1,424,249	1,075,792
Deferred income taxes — current	24,503	29,200	23,615
Prepaid taxes	13,073	68,222	—
Prepaid expenses	61,514	56,759	59,101
Other current assets	16,472	45,690	15,411

Total current assets	2,194,094	2,152,906	1,818,041

Property and equipment:
Land	11,819	10,229	10,397
Buildings and leasehold improvements	516,492	404,660	454,651
Fixtures and equipment	692,660	590,565	619,845

Total property and equipment	1,220,971	1,005,454	1,084,893
Less accumulated depreciation and amortization	629,276	502,348	535,639

Net property and equipment	591,695	503,106	549,254
Goodwill, net	1,931,672	1,443,782	1,862,107
Other intangible assets	279,567	13,388	247,790
Deferred taxes	—	28,681	—
Other noncurrent assets	38,980	21,838	35,398

Total noncurrent assets	2,841,914	2,010,795	2,694,549

Total assets	$5,036,008	$4,163,701	$4,512,590

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,328,041	$1,102,639	$1,047,963
Accrued liabilities	510,296	366,147	498,253
Taxes payable	—	—	16,495

Total current liabilities	1,838,337	1,468,786	1,562,711

Senior notes payable, long-term portion, net	447,121	545,462	545,712
Other long-term liabilities	111,127	85,273	104,486

Total long-term liabilities	558,248	630,735	650,198

Total liabilities	2,396,585	2,099,521	2,212,909

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,752, 163,776 and 163,843 shares issued and outstanding, respectively	165	164	164
Additional paid-in-capital	1,334,481	1,299,721	1,307,453
Accumulated other comprehensive income (loss)	122,944	(23,870)	(28,426)
Retained earnings	1,181,833	788,165	1,020,490

Total stockholders’ equity	2,639,423	2,064,180	2,299,681

Total liabilities and stockholders’ equity	$5,036,008	$4,163,701	$4,512,590

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,834,727	$1,695,746	$5,553,984	$5,313,783
Cost of sales	1,311,643	1,222,317	3,993,381	3,882,825

Gross profit	523,084	473,429	1,560,603	1,430,958
Selling, general and administrative expenses	391,210	335,722	1,151,815	1,012,134
Depreciation and amortization	41,605	35,767	119,109	106,912
Merger-related expenses	—	16,605	—	16,605

Operating earnings	90,269	85,335	289,679	295,307
Interest income	(480)	(3,672)	(1,459)	(10,242)
Interest expense	10,946	12,479	34,881	36,748
Debt extinguishment expense	2,461	—	5,323	2,331

Earnings before income tax expense	77,342	76,528	250,934	266,470
Income tax expense	25,117	29,859	89,591	100,513

Net earnings	$52,225	$46,669	$161,343	$165,957

Net earnings per common share-basic	$0.32	$0.29	$0.98	$1.02

Weighted average shares of common stock-basic	164,702	163,736	164,604	162,983

Net earnings per common share-diluted	$0.31	$0.28	$0.96	$0.99

Weighted average shares of common stock-diluted	168,113	167,995	167,981	167,813

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained
	Shares	Stock	Capital	Income (Loss)	Earnings	Total
	(In thousands)
	(Unaudited)

Balance at January 31, 2009	163,843	$164	$1,307,453	$(28,426)	$1,020,490	$2,299,681
Comprehensive income:
Net earnings for the 39 weeks ended October 31, 2009	—	—	—	—	161,343	161,343
Foreign currency translation	—	—	—	151,370	—	151,370

Total comprehensive income						312,713

Stock-based compensation	—	—	23,226	—	—	23,226
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $405)	909	1	3,802	—	—	3,803

Balance at October 31, 2009	164,752	$165	$1,334,481	$122,944	$1,181,833	$2,639,423

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 31,	November 1,
	2009	2008
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$161,343	$165,957
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	120,315	107,913
Amortization and retirement of deferred financing fees and issue discounts	4,176	2,814
Stock-based compensation expense	23,226	28,433
Deferred income taxes	(5,325)	(8,285)
Excess tax (benefits) expense realized from exercise of stock-based awards	453	(33,925)
Loss on disposal of property and equipment	4,713	3,960
Changes in other long-term liabilities	6,524	10,612
Change in the value of foreign exchange contracts	2,835	(22,027)
Changes in operating assets and liabilities, net
Receivables, net	17,012	2,736
Merchandise inventories	(578,288)	(688,441)
Prepaid expenses and other current assets	478	(14,364)
Prepaid income taxes and accrued income taxes payable	(30,159)	(39,359)
Accounts payable and accrued liabilities	198,848	280,391

Net cash flows used in operating activities	(73,849)	(203,585)

Cash flows from investing activities:
Purchase of property and equipment	(122,122)	(132,758)
Acquisitions, net of cash acquired	(5,208)	(50,800)
Other	(13,823)	2,429

Net cash flows used in investing activities	(141,153)	(181,129)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	(30,000)
Borrowings from the revolver	115,000	—
Repayments of revolver borrowings	(115,000)	—
Issuance of shares relating to stock options	4,208	28,432
Excess tax benefits (expense) realized from exercise of stock-based awards	(453)	33,925
Other	(57)	(1,500)

Net cash flows provided by (used in) financing activities	(96,302)	30,857

Exchange rate effect on cash and cash equivalents	25,190	(25,501)

Net decrease in cash and cash equivalents	(286,114)	(379,358)
Cash and cash equivalents at beginning of period	578,141	857,414

Cash and cash equivalents at end of period	$292,027	$478,056

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

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 31, 2009 (“fiscal 2008”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 31, 2009 are not indicative of the results to be expected for the 52 weeks ending January 30, 2010 (“fiscal 2009”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

The Company evaluated subsequent events through the time of filing this Quarterly Report on Form 10-Q on December 9, 2009. No significant events occurred subsequent to the balance sheet date but prior to the filing of this report that would have a material impact on our condensed consolidated financial statements.

2.	New Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) codified accounting literature into a single source of authoritative principles, except for certain authoritative rules and interpretive releases issued by the Securities and Exchange Commission (“SEC”) which are also sources of authoritative GAAP for SEC registrants, which became effective for our Company in August 2009. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-Q.

In May 2009, the FASB issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the period ended August 1, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In April 2009, the FASB issued updated accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods and requires those disclosures in summarized financial information for publicly traded companies at interim reporting periods. The updated accounting guidance was effective for the Company for the period ended August 1, 2009. See Note 4.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for the Company on February 1, 2009 and is being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no impact on our consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting guidance for business combinations was effective for our Company on February 1, 2009, and we will apply it prospectively to all business combinations subsequent to the effective date. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests). The updated accounting guidance requires all entities to report noncontrolling interests in subsidiaries as a component of equity in the consolidated financial statements and also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. The new accounting guidance was effective for our Company on February 1, 2009. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities on February 1, 2009 did not have a significant impact on our consolidated financial statements.

3.	Business Combinations and Goodwill

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580,407, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 361 locations, 328 of which were operating on the date of the acquisition. The purpose of the acquisition was to expand the Company’s presence in Europe.

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

In determining the preliminary purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. Revisions to the preliminary purchase price allocation may result as additional information becomes available. The total weighted-average amortization period for the intangible assets, excluding goodwill and the Micromania tradename, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. None of the goodwill is deductible for income tax purposes.

The acquisition of Micromania is an important part of the Company’s European and overall growth strategy and gave the Company an immediate entrance into the second largest video game market in Europe. The amount the Company paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and its infrastructure, (ii) the geographical benefits from adding stores in a new large growing market without cannibalizing existing sales, (iii) expanding the Company’s expertise in the European video game market as a whole, and (iv) increasing the Company’s impact on the European market, including increasing its purchasing power.

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 for $27,383 and in July 2009 an additional 16% was purchased for $4,667, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

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

4.	Fair Value Measurements and Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”), Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.

Fair value accounting guidance requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets:

	October 31, 2009	November 1, 2008	January 31, 2009
	Level 2	Level 2	Level 2
	(In thousands)

Assets
Foreign Currency Contracts	$12,648	$42,862	$12,104
Company-owned life insurance	2,530	2,408	2,134

Total assets	$15,178	$45,270	$14,238

Liabilities
Foreign Currency Contracts	$28,461	$12,418	$11,766
Nonqualified deferred compensation	1,008	1,019	905

Total liabilities	$29,469	$13,437	$12,671

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. We do not use derivative financial instruments for trading or

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. The Company manages counterparty risk according to the guidelines and controls established under comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows:

	October 31, 2009	November 1, 2008	January 31, 2009
		(In thousands)

Assets
Foreign Currency Contracts
Other current assets	$12,648	$42,460	$12,104
Other noncurrent assets	—	402	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(27,857)	(10,411)	(10,164)
Other long-term liabilities	(604)	(2,007)	(1,602)

Total derivatives	$(15,813)	$30,444	$338

As of October 31, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $540,998 and a net notional value of $242,267. For the 13 and 39 week periods ended October 31, 2009, the Company recognized losses of $2,156 and $14,997, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. As of November 1, 2008, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $1,453,328 and a net notional value of $664,939. For the 13 and 39 week periods ended November 1, 2008, the Company recognized gains of $20,522 and $12,413, respectively, in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximate their fair value, except for differences with respect to the senior notes. As of October 31, 2009, the carrying value of the senior notes was $447,121 and the fair value was $463,725.

5.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended October 31, 2009 and November 1, 2008. The options to purchase common stock granted during the 39 weeks ended October 31, 2009 and November 1, 2008 were 1,419 and 1,362, respectively, with a weighted-average fair value estimated at $9.45 and $15.45 per share, respectively, using the following assumptions:

	39 Weeks Ended
	October 31,	November 1,
	2009	2008

Volatility	47.9%	38.2%
Risk-free interest rate	1.5%	2.4%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 13 weeks ended October 31, 2009 and November 1, 2008, the Company included compensation expense relating to stock option grants of $3,030 and $3,916, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 39 weeks ended October 31, 2009 and November 1, 2008, the Company included compensation expense relating to stock option grants of $8,472 and $12,733, respectively, in selling, general and administrative expenses. As of October 31, 2009, the unrecognized compensation expense related to the unvested portion of our stock options was $16,362, which is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic values of options exercised during the 13 weeks ended October 31, 2009 and November 1, 2008 were $648 and $3,236, respectively. The total intrinsic values of options exercised during the 39 weeks ended October 31, 2009 and November 1, 2008 were $3,375 and $86,981, respectively.

During the 13 weeks ended October 31, 2009 and November 1, 2008, the Company granted 43 shares and 67 shares, respectively, of restricted stock which had a fair market value of $23.43 and $43.24 per share, respectively. The restricted shares vest in equal annual installments over three years. During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company granted 614 shares and 602 shares, respectively, of restricted stock which had a weighted-average fair market value of $25.84 and $49.20 per share, respectively. The restricted shares vest in equal annual installments over three years. During the 13 weeks ended October 31, 2009 and November 1, 2008, the Company included compensation expense relating to the restricted share grants in the amount of $4,946 and $4,449, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended October 31, 2009 and November 1, 2008, the Company included compensation expense relating to the restricted share grants in the amount of $14,754 and $15,700, respectively, in selling, general and administrative expenses. As of October 31, 2009, there was $24,555 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

6.	Computation of Net Earnings per Common Share

The Company has Class A common stock outstanding. A reconciliation of shares used in calculating basic and diluted net earnings per common share follows:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(In thousands, except per share data)

Net earnings	$52,225	$46,669	$161,343	$165,957

Weighted average common shares outstanding	164,702	163,736	164,604	162,983
Dilutive effect of options and restricted shares on common stock	3,411	4,259	3,377	4,830

Common shares and dilutive potential common shares	168,113	167,995	167,981	167,813

Net earnings per common share:
Basic	$0.32	$0.29	$0.98	$1.02

Diluted	$0.31	$0.28	$0.96	$0.99

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended October 31, 2009	3,641	$26.02 - 49.95	2010 - 2019
13 Weeks Ended November 1, 2008	1,342	$49.95	2010 - 2018

7.	Debt

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 31, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 39 weeks ended October 31, 2009, the Company borrowed and repaid $115,000 under the Revolver. As of October 31, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,546.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 31, 2009, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5,899.

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

The Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of October 31, 2009, the unamortized original issue discount was $2,879. The Issuers pay interest on the Notes

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 31, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of November 1, 2008 and October 31, 2009, the only long-term debt outstanding was the Notes.

Between May 2006 and August 2007, the Company repurchased $70,000 of the Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130,000 of the Notes. The timing and amount of the repurchases was to be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may have been suspended or discontinued at any time. As of November 1, 2008, the Company had repurchased $30,000 of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2,331, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. The Company did not repurchase any other Notes during fiscal 2008. In the 39 weeks ended October 31, 2009, the Company repurchased $100,000 of the Notes pursuant to this authorization. The associated loss on retirement of debt was $5,323, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. All Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation and no additional buybacks have been authorized. As of October 31, 2009, there were $450,000 of outstanding Notes.

8.	Comprehensive income (loss)

Comprehensive income (loss) is net earnings, plus certain other items that are recorded directly to stockholders’ equity and consists of the following:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
		(In thousands)

Net earnings	$52,225	$46,669	$161,343	$165,957
Other comprehensive income:
Foreign currency translation adjustments	34,223	(57,254)	151,370	(55,473)

Total comprehensive income (loss)	$86,448	$(10,585)	$312,713	$110,484

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is currently under examination by the Internal Revenue Service for the Company’s U.S. income tax returns for the fiscal years ended February 3, 2007 and February 2, 2008. The Company does not expect any material adjustments to its condensed consolidated financial statements as a result of these audits.

Our effective tax rates for the 13 weeks ended October 31, 2009 and November 1, 2008 include $251 of net tax benefit and $1,317 of net tax expense, respectively, related to amounts recorded for changes in our uncertain tax positions, including interest and penalties. Our effective tax rates for the 39 weeks ended October 31, 2009 and November 1, 2008 include $6,149 and $1,811, respectively, of net tax expense related to amounts recorded for changes in our uncertain tax positions, including interest and penalties. The components of the net change in uncertain tax positions were individually insignificant.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settlements of ongoing audits and statutes of limitations expiring. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 39 weeks ended October 31, 2009 and November 1, 2008 are based upon management’s estimate of the Company’s annualized effective tax rate.

10.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended October 31, 2009 and November 1, 2008, these charges amounted to $227 and $262, respectively. During the 39 weeks ended October 31, 2009 and November 1, 2008, these charges amounted to $688 and $846, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $40 and $70 for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively, and $160 and $213 for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively.

Until June 2005, the Company participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to the Company based upon total payroll expense, property and equipment, and insurance claim history of the Company. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against the Company will be allocated to the Company. During the 13 weeks ended October 31, 2009 and November 1, 2008, these charges amounted to $25 and $16, respectively. During the 39 weeks ended October 31, 2009 and November 1, 2008, these charges amounted to $130 and $120, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

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

12.	Significant Product Information

The Company is principally engaged in the sale of new and used video game systems and software, PC entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 31,		November 1,		October 31,		November 1,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$321.4	17.5%	$328.4	19.3%	$1,018.6	18.3%	$1,047.1	19.7%
New video game software	769.4	41.9%	703.3	41.5%	2,169.7	39.1%	2,201.1	41.4%
Used video game products	507.7	27.7%	425.1	25.1%	1,617.0	29.1%	1,312.4	24.7%
Other	236.2	12.9%	238.9	14.1%	748.7	13.5%	753.2	14.2%

Total	$1,834.7	100.0%	$1,695.7	100.0%	$5,554.0	100.0%	$5,313.8	100.0%

Other products include PC entertainment and other software, accessories and magazines.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 31,		November 1,		October 31,		November 1,
	2009		2008		2009		2008
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$26.8	8.3%	$25.4	7.7%	$72.6	7.1%	$68.4	6.5%
New video game software	173.8	22.6%	158.5	22.5%	472.8	21.8%	460.4	20.9%
Used video game products	240.0	47.3%	204.8	48.2%	760.5	47.0%	643.0	49.0%
Other	82.5	34.9%	84.7	35.5%	254.7	34.0%	259.2	34.4%

Total	$523.1	28.5%	$473.4	27.9%	$1,560.6	28.1%	$1,431.0	26.9%

13.	Segment Information

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

The Company measures segment profit using operating earnings before merger-related expenses, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. The basis of segmentation and the measurement of segment profit or loss have not changed since the end of fiscal 2008 and there has been no material change in total assets by segment since January 31, 2009. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(In thousands)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,200,873	$1,278,351	$3,857,808	$3,972,394
Canada	115,399	116,125	303,266	359,753
Australia	114,190	97,906	328,707	349,314
Europe	404,265	203,364	1,064,203	632,322

Total	$1,834,727	$1,695,746	$5,553,984	$5,313,783

Segment operating earnings excluding merger-related expenses were as follows:
United States	$69,014	$86,260	$245,327	$261,428
Canada	7,801	7,377	16,004	18,849
Australia	6,629	6,898	21,056	28,445
Europe	6,825	1,405	7,292	3,190

Total	$90,269	$101,940	$289,679	$311,912

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Supplemental Cash Flow Information

	39 Weeks Ended
	October 31,	November 1,
	2009	2008
	(In thousands)
	(Unaudited)

Cash paid during the period for:
Interest	$43,793	$43,892

Income taxes	$119,886	$143,877

15.	Consolidating Financial Statements

As described in Note 7, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position of the Company’s guarantor and non-guarantor subsidiaries as of October 31, 2009, November 1, 2008 and January 31, 2009 and results of operations for the 13 and 39 weeks ended October 31, 2009 and November 1, 2008 and cash flows for the 39 weeks ended October 31, 2009 and November 1, 2008.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$151,629	$140,398	$—	$292,027
Receivables, net	241,452	683,089	(871,998)	52,543
Merchandise inventories, net	1,049,944	684,018	—	1,733,962
Deferred income taxes — current	21,645	2,858	—	24,503
Prepaid taxes	(3,654)	16,727	—	13,073
Prepaid expenses	39,866	21,648	—	61,514
Other current assets	1,398	15,074	—	16,472

Total current assets	1,502,280	1,563,812	(871,998)	2,194,094

Property and equipment:
Land	2,670	9,149	—	11,819
Buildings and leasehold improvements	290,335	226,157	—	516,492
Fixtures and equipment	548,581	144,079	—	692,660

Total property and equipment	841,586	379,385	—	1,220,971
Less accumulated depreciation and amortization	472,216	157,060	—	629,276

Net property and equipment	369,370	222,325	—	591,695
Investment	2,032,792	—	(2,032,792)	—
Goodwill, net	1,096,622	835,050	—	1,931,672
Other intangible assets	4,345	275,222	—	279,567
Other noncurrent assets	10,058	28,922	—	38,980

Total noncurrent assets	3,513,187	1,361,519	(2,032,792)	2,841,914

Total assets	$5,015,467	$2,925,331	$(2,904,790)	$5,036,008

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$868,770	$459,271	$—	$1,328,041
Accrued liabilities	1,004,792	377,502	(871,998)	510,296

Total current liabilities	1,873,562	836,773	(871,998)	1,838,337

Senior notes payable, long-term portion, net	447,121	—	—	447,121
Other long-term liabilities	55,361	55,766	—	111,127

Total long-term liabilities	502,482	55,766	—	558,248

Total liabilities	2,376,044	892,539	(871,998)	2,396,585

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,752 shares issued and outstanding	165	—	—	165
Additional paid-in-capital	1,334,481	1,757,782	(1,757,782)	1,334,481
Accumulated other comprehensive income	122,944	64,615	(64,615)	122,944
Retained earnings	1,181,833	210,395	(210,395)	1,181,833

Total stockholders’ equity	2,639,423	2,032,792	(2,032,792)	2,639,423

Total liabilities and stockholders’ equity	$5,015,467	$2,925,331	$(2,904,790)	$5,036,008

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
	2008	2008	Eliminations	2008
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$233,472	$244,584	$—	$478,056
Receivables, net	388,226	15,186	(352,682)	50,730
Merchandise inventories, net	981,171	443,078	—	1,424,249
Deferred income taxes — current	26,478	2,722	—	29,200
Prepaid taxes	72,885	(4,663)	—	68,222
Prepaid expenses	43,132	13,627	—	56,759
Other current assets	38,364	7,326	—	45,690

Total current assets	1,783,728	721,860	(352,682)	2,152,906

Property and equipment:
Land	2,670	7,559	—	10,229
Buildings and leasehold improvements	273,320	131,340	—	404,660
Fixtures and equipment	486,274	104,291	—	590,565

Total property and equipment	762,264	243,190	—	1,005,454
Less accumulated depreciation and amortization	410,639	91,709	—	502,348

Net property and equipment	351,625	151,481	—	503,106
Investment	539,949	—	(539,949)	—
Goodwill, net	1,096,621	347,161	—	1,443,782
Other intangible assets	9,370	4,018	—	13,388
Deferred taxes	7,378	21,303	—	28,681
Other noncurrent assets	12,020	9,818	—	21,838

Total noncurrent assets	2,016,963	533,781	(539,949)	2,010,795

Total assets	$3,800,691	$1,255,641	$(892,631)	$4,163,701

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$822,089	$280,550	$—	$1,102,639
Accrued liabilities	295,161	423,668	(352,682)	366,147

Total current liabilities	1,117,250	704,218	(352,682)	1,468,786

Senior notes payable, long-term portion, net	545,462	—	—	545,462
Other liabilities	73,799	11,474	—	85,273

Total long-term liabilities	619,261	11,474	—	630,735

Total liabilities	1,736,511	715,692	(352,682)	2,099,521

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,776 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,299,721	402,844	(402,844)	1,299,721
Accumulated other comprehensive income (loss)	(23,870)	(29,494)	29,494	(23,870)
Retained earnings	788,165	166,599	(166,599)	788,165

Total stockholders’ equity	2,064,180	539,949	(539,949)	2,064,180

Total liabilities and stockholders’ equity	$3,800,691	$1,255,641	$(892,631)	$4,163,701

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 13 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,200,873	$633,854	$—	$1,834,727
Cost of sales	841,623	470,020	—	1,311,643

Gross profit	359,250	163,834	—	523,084
Selling, general and administrative expenses	264,599	126,611	—	391,210
Depreciation and amortization	25,586	16,019	—	41,605

Operating earnings	69,065	21,204	—	90,269
Interest income	(10,902)	(6,274)	16,696	(480)
Interest expense	10,630	17,012	(16,696)	10,946
Debt extinguishment expense	2,461	—	—	2,461

Earnings before income tax expense	66,876	10,466	—	77,342
Income tax expense	19,425	5,692	—	25,117

Net earnings	$47,451	$4,774	$—	$52,225

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 13 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$1,278,351	$417,395	$—	$1,695,746
Cost of sales	913,079	309,238	—	1,222,317

Gross profit	365,272	108,157	—	473,429
Selling, general and administrative expenses	252,449	83,273	—	335,722
Depreciation and amortization	26,563	9,204	—	35,767
Merger-related expenses	16,605	—	—	16,605

Operating earnings	69,655	15,680	—	85,335
Interest income	(6,420)	(5,117)	7,865	(3,672)
Interest expense	12,072	8,272	(7,865)	12,479

Earnings before income tax expense	64,003	12,525	—	76,528
Income tax expense	24,640	5,219	—	29,859

Net earnings	$39,363	$7,306	$—	$46,669

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 39 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$3,857,808	$1,696,176	$—	$5,553,984
Cost of sales	2,741,355	1,252,026	—	3,993,381

Gross profit	1,116,453	444,150	—	1,560,603
Selling, general and administrative expenses	795,758	356,057	—	1,151,815
Depreciation and amortization	75,337	43,772	—	119,109

Operating earnings	245,358	44,321	—	289,679
Interest income	(33,108)	(7,433)	39,082	(1,459)
Interest expense	34,111	39,852	(39,082)	34,881
Debt extinguishment expense	5,323	—	—	5,323

Earnings before income tax expense	239,032	11,902	—	250,934
Income tax expense	79,354	10,237	—	89,591

Net earnings	$159,678	$1,665	$—	$161,343

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 39 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Sales	$3,972,394	$1,341,389	$—	$5,313,783
Cost of sales	2,879,882	1,002,943	—	3,882,825

Gross profit	1,092,512	338,446	—	1,430,958
Selling, general and administrative expenses	752,554	259,580	—	1,012,134
Depreciation and amortization	78,530	28,382	—	106,912
Merger-related expenses	16,605	—	—	16,605

Operating earnings	244,823	50,484	—	295,307
Interest income	(19,294)	(18,639)	27,691	(10,242)
Interest expense	36,753	27,686	(27,691)	36,748
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	225,033	41,437	—	266,470
Income tax expense	83,961	16,552	—	100,513

Net earnings	$141,072	$24,885	$—	$165,957

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 39 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$159,687	$1,656	$—	$161,343
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	76,483	43,832	—	120,315
Amortization and retirement of deferred financing fees and issue discounts	4,176	—	—	4,176
Stock-based compensation expense	23,226	—	—	23,226
Deferred income taxes	(557)	(4,768)	—	(5,325)
Excess tax expense realized from exercise of stock-based awards	453	—	—	453
Loss on disposal of property and equipment	1,936	2,777	—	4,713
Changes in other long-term liabilities	7,750	(1,226)	—	6,524
Change in the value of foreign exchange contracts	2,336	499	—	2,835
Changes in operating assets and liabilities, net
Receivables, net	12,947	4,065	—	17,012
Merchandise inventories	(412,687)	(165,601)	—	(578,288)
Prepaid expenses and other current assets	1,092	(614)	—	478
Prepaid income taxes and accrued income taxes payable	278	(30,437)	—	(30,159)
Accounts payable and accrued liabilities	86,775	112,073	—	198,848

Net cash flows used in operating activities	(36,105)	(37,744)	—	(73,849)

Cash flows from investing activities:
Purchase of property and equipment	(88,388)	(33,734)	—	(122,122)
Acquisitions, net of cash acquired	—	(5,208)	—	(5,208)
Other	(754)	(13,069)	—	(13,823)

Net cash flows used in investing activities	(89,142)	(52,011)	—	(141,153)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Borrowings from the revolver	115,000	—	—	115,000
Repayments of revolver borrowings	(115,000)	—	—	(115,000)
Issuance of shares relating to stock options	4,208	—	—	4,208
Excess tax expense realized from exercise of stock-based awards	(453)	—	—	(453)
Other	(57)	—	—	(57)

Net cash flows used in financing activities	(96,302)	—	—	(96,302)

Exchange rate effect on cash and cash equivalents	—	25,190	—	25,190

Net decrease in cash and cash equivalents	(221,549)	(64,565)	—	(286,114)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$151,629	$140,398	$—	$292,027

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	November 1,	November 1,		November 1,
For the 39 Weeks Ended November 1, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Net earnings	$141,072	$24,885	$—	$165,957
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	79,477	28,436	—	107,913
Amortization and retirement of deferred financing fees and issue discounts	2,814	—	—	2,814
Stock-based compensation expense	28,433	—	—	28,433
Deferred income taxes	(2,324)	(5,961)	—	(8,285)
Excess tax benefits realized from exercise of stock-based awards	(33,925)	—	—	(33,925)
Loss on disposal of property and equipment	1,569	2,391	—	3,960
Changes in other long-term liabilities	8,451	2,161	—	10,612
Change in the value of foreign exchange contracts	(22,239)	212	—	(22,027)
Changes in operating assets and liabilities, net
Receivables, net	(2,141)	4,877	—	2,736
Merchandise inventories	(479,311)	(209,130)	—	(688,441)
Prepaid expenses and other current assets	(9,017)	(5,347)	—	(14,364)
Prepaid income taxes and accrued income taxes payable	(29,659)	(9,700)	—	(39,359)
Accounts payable and accrued liabilities	(68,353)	348,744	—	280,391

Net cash flows provided by (used in) operating activities	(385,153)	181,568	—	(203,585)

Cash flows from investing activities:
Purchase of property and equipment	(85,355)	(47,403)	—	(132,758)
Acquisitions, net of cash acquired	—	(50,800)	—	(50,800)
Other	1,790	639	—	2,429

Net cash flows used in investing activities	(83,565)	(97,564)	—	(181,129)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Issuance of shares relating to stock options	28,432	—	—	28,432
Excess tax benefits realized from exercise of stock-based awards	33,925	—	—	33,925
Other	(1,500)	—	—	(1,500)

Net cash flows provided by (used in) financing activities	30,857	—	—	30,857

Exchange rate effect on cash and cash equivalents	—	(25,501)	—	(25,501)

Net increase (decrease) in cash and cash equivalents	(437,861)	58,503	—	(379,358)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$233,472	$244,584	$—	$478,056

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and related accessories and other merchandise. As of October 31, 2009, we operated 6,391 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate an electronic commerce Web site under the name www.gamestop.com and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 30, 2010 (“fiscal 2009”) and ended January 31, 2009 (“fiscal 2008”) consist of 52 weeks.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 361 locations, 328 of which were operating on the date of acquisition. The Company’s operating results for the 13 and 39 week periods ended October 31, 2009 include Micromania’s results, whereas the operating results of the comparable periods of fiscal 2008 exclude Micromania’s results.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.5	72.1	71.9	73.1

Gross profit	28.5	27.9	28.1	26.9
Selling, general and administrative expenses	21.3	19.8	20.7	19.0
Depreciation and amortization	2.3	2.1	2.2	2.0
Merger-related expenses	—	1.0	—	0.3

Operating earnings	4.9	5.0	5.2	5.6
Interest expense, net	0.6	0.5	0.6	0.5
Debt extinguishment expense	0.1	—	0.1	0.1

Earnings before income tax expense	4.2	4.5	4.5	5.0
Income tax expense	1.4	1.7	1.6	1.9

Net earnings	2.8%	2.8%	2.9%	3.1%

The Company continually reviews the financial performance of its stores and seeks to increase profitability by relocating or closing selected stores. During the 39 weeks ended October 31, 2009, the Company closed 126 stores, 28 of which were in the third quarter. The store closings included many locations in which we operated a GameStop store and a former EB Games store in very close proximity and the determination was made to close one of the locations upon the expiration of the store lease.

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 13 weeks ended October 31, 2009 and November 1, 2008, these purchasing, receiving and distribution costs amounted to $15.6 million and $12.6 million, respectively. For the 39 weeks ended October 31, 2009 and November 1, 2008, these purchasing, receiving and distribution costs amounted to $45.2 million and $38.5 million, respectively. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 13 weeks ended October 31, 2009 and November 1, 2008, these processing fees amounted to $12.1 million and $12.5 million, respectively. For the 39 weeks ended October 31, 2009 and November 1, 2008, these processing fees amounted to $36.7 million and $39.1 million, respectively. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The reclassifications had a net effect of 0.2% of sales or less for all periods presented herein.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 31,		November 1,		October 31,		November 1,
	2009		2008		2009		2008
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$321.4	17.5%	$328.4	19.3%	$1,018.6	18.3%	$1,047.1	19.7%
New video game software	769.4	41.9%	703.3	41.5%	2,169.7	39.1%	2,201.1	41.4%
Used video game products	507.7	27.7%	425.1	25.1%	1,617.0	29.1%	1,312.4	24.7%
Other	236.2	12.9%	238.9	14.1%	748.7	13.5%	753.2	14.2%

Total	$1,834.7	100.0%	$1,695.7	100.0%	$5,554.0	100.0%	$5,313.8	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 31,		November 1,		October 31,		November 1,
	2009		2008		2009		2008
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$26.8	8.3%	$25.4	7.7%	$72.6	7.1%	$68.4	6.5%
New video game software	173.8	22.6%	158.5	22.5%	472.8	21.8%	460.4	20.9%
Used video game products	240.0	47.3%	204.8	48.2%	760.5	47.0%	643.0	49.0%
Other	82.5	34.9%	84.7	35.5%	254.7	34.0%	259.2	34.4%

Total	$523.1	28.5%	$473.4	27.9%	$1,560.6	28.1%	$1,431.0	26.9%

13 weeks ended October 31, 2009 compared with the 13 weeks ended November 1, 2008

Sales increased by $139.0 million, or 8.2%, from $1,695.7 million in the 13 weeks ended November 1, 2008 to $1,834.7 million in the 13 weeks ended October 31, 2009. The increase in sales was primarily attributable to the addition of non-comparable store sales from the 616 stores opened since August 2, 2008 combined with the additional sales from the Micromania acquisition for an approximate total of $250.7 million and increases related to changes in foreign exchange rates of $18.3 million. These increases were partially offset by the comparable store sales decrease of 7.8% for the third quarter of fiscal 2009. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was due primarily to a slow-down in hardware unit sell-through and the decrease in average selling prices of hardware units, as well as a decrease in consumer traffic as a result of the macroeconomic weakness during the third quarter of fiscal 2009.

New video game hardware sales decreased $7.0 million, or 2.1%, from $328.4 million in the 13 weeks ended November 1, 2008 to $321.4 million in the 13 weeks ended October 31, 2009, primarily due to the factors discussed above, offset by increases related to new and acquired stores. New video game software sales increased $66.1 million, or 9.4%, from $703.3 million in the 13 weeks ended November 1, 2008 to $769.4 million in the 13 weeks ended October 31, 2009, primarily due to increases related to new and acquired stores. Used video game product sales increased $82.6 million, or 19.4%, from $425.1 million in the 13 weeks ended November 1, 2008 to $507.7 million in the 13 weeks ended October 31, 2009. Used video game product sales increased due to an increase in store count and an increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand. Sales of other product categories declined by 1.1%, or $2.7 million, from the 13 weeks ended November 1, 2008 to the 13 weeks ended October 31, 2009.

As a percentage of sales, new video game hardware and the other product category decreased and new video game software and used video game products increased in the 13 weeks ended October 31, 2009 compared to the 13 weeks ended November 1, 2008. This was primarily due to a slow-down in hardware unit sell-through, as well as increased used video game product sales as this business continues to expand, particularly internationally.

Cost of sales increased by $89.3 million, or 7.3%, from $1,222.3 million in the 13 weeks ended November 1, 2008 to $1,311.6 million in the 13 weeks ended October 31, 2009 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $49.7 million, or 10.5%, from $473.4 million in the 13 weeks ended November 1, 2008 to $523.1 million in the 13 weeks ended October 31, 2009. Gross profit as a percentage of sales increased from 27.9% in the 13 weeks ended November 1, 2008 to 28.5% in the 13 weeks ended October 31, 2009. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales and new video game software as a percentage of total sales in the third quarter of fiscal 2009 and the decrease in sales from new video game hardware as a percentage of total sales. Gross profit as a percentage of sales on new video game hardware increased from 7.7% in the prior year quarter to 8.3% of sales this quarter, primarily due to an increase in sales of product replacement plans during the third quarter of fiscal 2009. Gross profit as a percentage of sales on new video game software had no significant change from the same period in the prior fiscal year. Gross profit as a percentage of sales on used video game products decreased from 48.2% in the 13 weeks ended November 1, 2008 to 47.3% in the 13 weeks ended October 31, 2009, primarily due to increased sales of used products in the international segments as a percentage of total sales. International used product sales have a lower margin due to the immaturity of the used business model in those segments.

Selling, general and administrative expenses increased by $55.5 million, or 16.5%, from $335.7 million in the 13 weeks ended November 1, 2008 to $391.2 million in the 13 weeks ended October 31, 2009. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses. Selling, general and administrative expenses as a percent of sales increased from 19.8% in the 13 weeks ended November 1, 2008 to 21.3% in the 13 weeks ended October 31, 2009. The increase in the selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales in the third quarter of fiscal 2009. Included in selling, general and administrative expenses is $8.0 million and $8.4 million in stock-based compensation expense for the 13 weeks ended October 31, 2009 and November 1, 2008, respectively.

Depreciation and amortization expense increased $5.8 million from $35.8 million in the 13 weeks ended November 1, 2008 to $41.6 million in the 13 weeks ended October 31, 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 86 new stores during the third quarter of fiscal 2009 and investments in management information systems.

The Company’s results of operations for the 13 weeks ended November 1, 2008 include $16.6 million in expenses associated with the Micromania acquisition on November 17, 2008. The merger-related expenses consisted of losses associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

Interest income resulting from the investment of excess cash balances decreased from $3.7 million in the 13 weeks ended November 1, 2008 to $0.5 million in the 13 weeks ended October 31, 2009 due primarily to lower invested cash balances and lower interest rates. Interest expense decreased from $12.5 million in the 13 weeks ended November 1, 2008 to $10.9 million in the 13 weeks ended October 31, 2009, primarily due to the retirement of $100.0 million of the Company’s senior notes since November 1, 2008. Debt extinguishment expense of $2.5 million was recognized in the 13 weeks ended October 31, 2009 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended November 1, 2008 and the 13 weeks ended October 31, 2009 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $29.9 million, or 39.0%, of earnings before income tax expense for the 13 weeks ended November 1, 2008 compared to $25.1 million, or 32.5% for the 13 weeks ended October 31, 2009. The decrease in the effective income tax rate in the 13 weeks ended October 31, 2009 was due to variability in the accounting related to the Company’s uncertain tax positions.

The factors described above led to an increase in operating earnings of $5.0 million, or 5.9%, from $85.3 million in the 13 weeks ended November 1, 2008 to $90.3 million in the 13 weeks ended October 31, 2009, and an increase in net earnings of $5.5 million, or 11.8%, from $46.7 million in the 13 weeks ended November 1, 2008 to $52.2 million in the 13 weeks ended October 31, 2009.

39 weeks ended October 31, 2009 compared with the 39 weeks ended November 1, 2008

Sales increased by $240.2 million, or 4.5%, from $5,313.8 million in the 39 weeks ended November 1, 2008 to $5,554.0 million in the 39 weeks ended October 31, 2009. The increase in sales was attributable to the addition of non-comparable store sales from the 951 stores opened since February 2, 2008, combined with additional sales from the Micromania acquisition for an approximate total of $736.2 million, offset by a decrease in comparable store sales of 7.8% and decreases related to changes in foreign exchange rates of $129.2 million for the 39-week period ended October 31, 2009 when compared to the 39-week period ended November 1, 2008. The decrease in comparable store sales was due primarily to weaker new title releases in fiscal 2009 when compared to fiscal 2008, which included several strong video game titles, as well as weak consumer traffic worldwide and a slow-down in hardware unit sell-through.

New video game hardware sales decreased $28.5 million, or 2.7%, from $1,047.1 million in the 39 weeks ended November 1, 2008 to $1,018.6 million in the 39 weeks ended October 31, 2009, primarily due to a decrease in consumer traffic as a result of the continued macroeconomic weakness, partially offset by the additional sales at the new stores added since last year through growth and acquisition. New video game software sales decreased $31.4 million, or 1.4%, from $2,201.1 million in the 39 weeks ended November 1, 2008 to $2,169.7 million in the 39 weeks ended October 31, 2009, primarily due to a decrease in consumer traffic and a lack of new video game titles released in fiscal 2009, compared to fiscal 2008, offset by sales from new and acquired stores added since last year. Used video game product sales increased $304.6 million, or 23.2%, from $1,312.4 million in the 39 weeks ended November 1, 2008 to $1,617.0 million in the 39 weeks ended October 31, 2009. Used video game product sales increased due to the additional sales at new stores added since last year through growth and acquisition, as well as an increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand. Sales of other product categories declined slightly by 0.6%, or $4.5 million, from the 39 weeks ended November 1, 2008 to the 39 weeks ended October 31, 2009.

As a percentage of sales, used video game products increased and new video game hardware, new video game software and other product sales decreased in the 39 weeks ended October 31, 2009 compared to the 39 weeks ended November 1, 2008. This was primarily due to a decrease in sales of new video game software due to a lack of new software titles released in fiscal 2009 when compared to fiscal 2008, a slow-down in hardware unit sell-through, as well as an increase in sales of used video game products as this business continues to expand, particularly internationally.

Cost of sales increased by $110.6 million, or 2.8%, from $3,882.8 million in the 39 weeks ended November 1, 2008 to $3,993.4 million in the 39 weeks ended October 31, 2009 primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $129.6 million, or 9.1%, from $1,431.0 million in the 39 weeks ended November 1, 2008 to $1,560.6 million in the 39 weeks ended October 31, 2009. Gross profit as a percentage of sales increased from 26.9% in the 39 weeks ended November 1, 2008 to 28.1% in the 39 weeks ended October 31, 2009. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales as a percentage of total sales in the 39 weeks ended October 31, 2009 when compared to the 39 weeks ended November 1, 2008. Gross profit as a percentage of sales on new video game hardware increased from 6.5% of sales for the 39 weeks ended November 1, 2008 to 7.1% for the 39 weeks ended October 31, 2009, primarily due to an increase in sales of product replacement plans during fiscal 2009. Gross profit as a percentage of sales on new video game software increased from 20.9% for the 39 weeks ended November 1, 2008 to 21.8% for the 39 weeks ended October 31, 2009, primarily due to the mix of software sales and margin in the various countries in which we operate. Gross profit as a percentage of sales on used video game products decreased from 49.0% for the 39 weeks ended November 1, 2008 to 47.0% for the 39 weeks ended October 31, 2009, primarily due to increased sales of used products in the international segments as a percentage of total sales. International used product sales have a lower margin due to the immaturity of the used business model in those segments. Gross profit as a percentage of sales on the other product sales category decreased slightly in fiscal 2009 when compared to fiscal 2008.

Selling, general and administrative expenses increased by $139.7 million, or 13.8%, from $1,012.1 million in the 39 weeks ended November 1, 2008 to $1,151.8 million in the 39 weeks ended October 31, 2009. This increase was primarily attributable to the increase in the number of stores in operation and related increases in store, distribution and corporate office operating expenses during fiscal 2009. Selling, general and administrative expenses as a percentage of sales increased from 19.0% in the 39 weeks ended November 1, 2008 to 20.7% in the 39 weeks ended October 31, 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales in fiscal 2009. Selling, general and administrative expenses include $23.2 million and $28.4 million in stock-based compensation expense for the 39 weeks ended October 31, 2009 and November 1, 2008, respectively.

Depreciation and amortization expense increased $12.2 million from $106.9 million for the 39 weeks ended November 1, 2008 to $119.1 million in the 39 weeks ended October 31, 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 310 new stores during the 39 weeks ended October 31, 2009 and investments in management information systems.

As discussed previously, the Company’s results of operations for the 39 weeks ended November 1, 2008 include $16.6 million in merger-related expenses associated with the acquisition of Micromania.

Interest income resulting from the investment of excess cash balances decreased from $10.2 million in the 39 weeks ended November 1, 2008 to $1.5 million in the 39 weeks ended October 31, 2009, due primarily to lower invested cash balances and lower interest rates during fiscal 2009. Interest expense decreased from $36.7 million in the 39 weeks ended November 1, 2008 to $34.9 million in the 39 weeks ended October 31, 2009, primarily due to the retirement of $100.0 million of the Company’s senior notes since November 1, 2008 offset by short term borrowings on the revolver. Debt extinguishment expense of $5.3 million and $2.3 million was recognized in the 39 weeks ended October 31, 2009 and November 1, 2008, respectively, as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 39 weeks ended November 1, 2008 and the 39 weeks ended October 31, 2009 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $100.5 million for the 39 weeks ended November 1, 2008 compared to $89.6 million for the 39 weeks ended October 31, 2009.

The factors described above led to a decrease in operating earnings of $5.6 million, or 1.9%, from $295.3 million in the 39 weeks ended November 1, 2008 to $289.7 million in the 39 weeks ended October 31, 2009, and a decrease in net earnings of $4.7 million, or 2.8%, from $166.0 million in the 39 weeks ended November 1, 2008 to $161.3 million in the 39 weeks ended October 31, 2009.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment and do not include merger-related expenses:

	13 Weeks Ended		39 Weeks Ended
	October 31,	November 1,	October 31,	November 1,
	2009	2008	2009	2008
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,200.9	$1,278.4	$3,857.8	$3,972.4
Canada	115.4	116.1	303.3	359.8
Australia	114.2	97.9	328.7	349.3
Europe	404.2	203.3	1,064.2	632.3

Total	$1,834.7	$1,695.7	$5,554.0	$5,313.8

Operating earnings by operating segment excluding merger-related expenses are as follows:
United States	$69.0	$86.2	$245.3	$261.4
Canada	7.8	7.4	16.0	18.9
Australia	6.6	6.9	21.1	28.4
Europe	6.9	1.4	7.3	3.2

Total	$90.3	$101.9	$289.7	$311.9

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer magazine. As of October 31, 2009, the United States segment included 4,403 GameStop stores, compared to 4,264 stores on November 1, 2008. Sales for the 13 and 39 weeks ended October 31, 2009 decreased 6.1% and 2.9%, respectively, compared to the 13 and 39 weeks ended November 1, 2008 as a result of decreased sales at existing stores offset by the opening of 333 stores since August 2, 2008 and 487 stores since February 2, 2008, including 48 and 172 stores in the 13 and 39 weeks ended October 31, 2009, respectively. Sales at existing stores decreased partially due to a decrease in consumer traffic as a result of the continued macroeconomic weakness and a slow-down in hardware unit sales, offset by an increase in used video game product sales due to an increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand. Segment operating income for the 13 and 39 weeks ended October 31, 2009 decreased by 20.0% and 6.2%, respectively, compared to the 13 and 39 weeks ended November 1, 2008 due to the impact of lower revenues and the deleveraging of selling, general and administrative expenses for fiscal 2009.

Canada

As of October 31, 2009, the Canadian segment had 340 stores compared to 318 stores as of November 1, 2008. Sales in the Canadian segment in the 13 and 39 weeks ended October 31, 2009 decreased 0.6% and 15.7%, respectively, compared to the 13 and 39 weeks ended November 1, 2008. The decrease in sales was primarily attributable to decreased sales at existing stores offset by the additional sales at the 24 and 53 stores opened since August 2, 2008 and February 2, 2008, respectively. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through. Segment operating income for the 13 weeks ended October 31, 2009 increased by 5.4% compared to the 13 weeks ended November 1, 2008, primarily due to the increase in higher margin used video game product sales as a percentage of total sales for the 13 weeks ended October 31, 2009 when compared to the prior year, offset by decreases in sales discussed above and the related margins. Segment operating income for the 39 weeks ended October 31, 2009 decreased by 15.3% compared to the 39 weeks ended November 1, 2008 primarily due to decreases in sales as discussed above, as well as the unfavorable impact of changes in exchange rates which had the effect of decreasing operating earnings by $1.5 million for the 39 weeks ended October 31, 2009 when compared to the prior year.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of October 31, 2009, the Australian segment included 379 stores, compared to 337 at November 1, 2008. Sales for the 13 weeks ended October 31, 2009 increased by 16.6% when compared to the 13 weeks ended November 1, 2008, and decreased 5.9% in the 39 weeks ended October 31, 2009 when compared to the 39 weeks ended November 1, 2008. The increase in sales for the 13 weeks ended October 31, 2009 was primarily due to additional sales at the 65 stores opened since August 2, 2008 and the favorable impact of changes in exchange rates, which had the effect of increasing sales by $10.6 million for the 13 weeks ended October 31, 2009 when compared to the prior year. The decrease in sales for the 39 weeks ended October 31, 2009 was primarily due to the unfavorable impact of changes in exchange rates, which had the effect of decreasing sales by $47.4 million for the 39 weeks ended October 31, 2009 when compared to the prior year, offset by the additional sales at the 102 stores opened since February 2, 2008. Segment operating income in the 13 and 39 weeks ended October 31, 2009 decreased by 4.3% and 25.7%, respectively, when compared to the 13 and 39 weeks ended November 1, 2008. The decrease in operating income in the 13 weeks ended October 31, 2009 was primarily due to the lower gross margin percentage as a result of the costs of promotional programs conducted during the quarter and higher selling, general and administrative expenses associated with the increase in the number of stores in operation, offset by the favorable impact of changes in foreign currency exchange rates of $0.8 million. The decrease in operating earnings for the 39 weeks ended October 31, 2009 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation, as well as the unfavorable impact of changes in exchange rates which had the effect of decreasing operating earnings by $2.9 million for the 39-week period ended October 31, 2009 when compared to the prior year.

Europe

Segment results for Europe include retail operations in 13 European countries. As of October 31, 2009, the European segment operated 1,269 stores compared to 815 stores as of November 1, 2008. For the 13 and 39 weeks ended October 31, 2009, European sales increased 98.8% and 68.3%, respectively, compared to the 13 and 39 weeks ended November 1, 2008. The increase in sales was primarily due to the additional sales at the 555 and 670 stores opened since August 2, 2008 and February 2, 2008, respectively, including 328 stores from the Micromania acquisition. Also contributing to the increase in sales for the 13 weeks ended October 31, 2009 was the favorable impact of changes in exchange rates recognized in the 13 weeks ended October 31, 2009 compared to the prior year period, which had the effect of increasing sales by $7.0 million. The increase in sales for the 39 weeks ended October 31, 2009 was due to the additional sales at the new and acquired stores discussed above, offset by the unfavorable exchange rates recognized in the 39 weeks ended October 31, 2009 compared to the prior year period, which had the effect of decreasing sales by $58.1 million, as well as a decrease in sales at existing stores. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to continued macroeconomic weakness, a slow-down in hardware unit sell-through and a lack of new video game title releases in fiscal 2009.

The segment operating income in Europe for the 13 and 39 weeks ended October 31, 2009 increased to $6.9 million and $7.3 million, respectively, compared to the 13 and 39 weeks ended November 1, 2008 of $1.4 million and $3.2 million, respectively. The increase in operating earnings was primarily driven by the operating results contributed by Micromania. In addition, for the 13 and 39 weeks ended October 31, 2009, changes in exchange rates when compared to the prior year had the effect of increasing operating earnings by $0.7 million and $2.4 million, respectively.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended October 31, 2009, cash used in operations was $73.8 million, compared to cash used in operations of $203.6 million during the 39 weeks ended November 1, 2008. The decrease in cash used in operations of $129.8 million from the 39 weeks ended November 1, 2008 to the 39 weeks ended October 31, 2009 was primarily due to a decrease in cash used for working capital purposes of $67.0 million, primarily driven by the decrease in inventory net of the decrease in accounts payable and accrued liabilities. This decrease in cash used was a result of decreased purchases in fiscal 2009 compared to fiscal 2008, primarily due to a decrease in hardware sales as a result of the continued macroeconomic weakness and the lack of new titles available this year. Inventory turnover also decreased in fiscal 2009 compared to fiscal 2008, primarily due to the growth in the international segments which have lower inventory turns compared to the United States segment due to their lower overall store count and multiple warehouse facilities. In addition, net cash flows used in operations decreased due to an increase in cash provided by net earnings, including the non-cash adjustments to net earnings of $28.4 million and an increase in the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards of $34.4 million.

Cash used in investing activities was $141.2 million and $181.1 million during the 39 weeks ended October 31, 2009 and November 1, 2008, respectively. During the 39 weeks ended October 31, 2009, $122.1 million and $13.8 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, during the 39 weeks ended October 31, 2009, the Company used $5.2 million for acquisitions, primarily related to the purchase of an increased ownership interest in GameStop Group Limited. During the 39 weeks ended November 1, 2008, $132.8 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, the Company used $50.8 million, net of cash acquired, to acquire Free Record Shop Norway AS, a Norwegian private limited liability company (“FRS”), The Gamesman Limited and an increased ownership interest in GameStop Group Limited.

Cash used in financing activities was $96.3 million for the 39 weeks ended October 31, 2009 and cash provided by financing activities for the 39 weeks ended November 1, 2008 was $30.9 million. The cash used in financing activities for the 39 weeks ended October 31, 2009 was primarily due to the repurchase of $100.0 million of principal value of the Company’s senior notes. The cash provided by financing activities for the 39 weeks ended November 1, 2008 was primarily due to the issuance of shares relating to stock option exercises of $28.4 million and $33.9 million for the realization of tax benefits relating to the stock option exercises and vested restricted stock, respectively, offset by the repurchase of $30.0 million of principal value of the Company’s senior notes.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 31, 2009, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 39 weeks ended October 31, 2009, the Company borrowed and repaid $115 million under the Revolver. As of October 31, 2009, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.5 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 31, 2009, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.9 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $650 million aggregate principal amount of Senior Notes due 2012 (the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”).

The Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of October 31, 2009, the unamortized original issue discount was $2.9 million. The Issuers pay interest on the Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 31, 2009, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 310 stores in the 39 weeks ended October 31, 2009 and expects to open approximately 400 stores in total during fiscal 2009. Capital expenditures for fiscal 2009 are projected to be approximately $175 million, which will be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

Between May 2006 and August 2007, the Company repurchased $70 million of the Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased and the Notes were delivered to the Trustee for cancellation.

On February 7, 2008, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $130 million of the Notes. The timing and amount of the repurchases was to be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, the repurchases may have been suspended or discontinued at any time. As of November 1, 2008, the Company had repurchased $30 million of the Notes pursuant to this authorization. The associated loss on retirement of debt was $2.3 million, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. The Company did not repurchase any other Notes during fiscal 2008. In the 39 weeks ended October 31, 2009, the Company repurchased $100 million of the Notes pursuant to this authorization. The associated loss on retirement of debt was $5.3 million, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes. All Notes repurchased in fiscal 2008 and fiscal 2009 were delivered to the Trustee for cancellation and no additional buybacks have been authorized. As of October 31, 2009, there were $450 million of outstanding Notes.

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. In June 2008, the minority interest owners exercised their right to sell one-third of their shares, or approximately 16% of GameStop Group Limited, to the Company under the terms of the original purchase agreement for $27.4 million. In July 2009, an additional 16% was purchased for $4.7 million, bringing the Company’s total interest in GameStop Group Limited to approximately 84%.

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from L Capital, LV Capital, Europ@web and other shareholders of Micromania for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 361 locations as of October 31, 2009. The Company funded the transaction with cash on hand, a draw on the Revolver totaling $275.0 million, and a $150.0 million junior term loan facility (the “Term Loans”). As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

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

Recent Accounting Policies

In May 2009, the Financial Accounting Standards Board (“FASB”) issued new accounting and disclosure guidance for recognized and non-recognized subsequent events that occur after the balance sheet date but before financial statements are issued. The new guidance also requires disclosure of the date through which an entity has evaluated subsequent events and the basis for that date. The new guidance was effective for our Company beginning with our Quarterly Report on Form 10-Q for the period ended August 1, 2009, and is being applied prospectively. This change in accounting policy had no impact on our consolidated financial statements.

In April 2009, the FASB issued updated accounting guidance that requires disclosures about fair value of financial instruments for interim reporting periods and requires those disclosures in summarized financial information for publicly traded companies at interim reporting periods. The updated accounting guidance was effective for our Company for the period ended August 1, 2009 and has been reflected in Note 4 of our “Notes to Condensed Consolidated Financial Statements.”

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for the Company on February 1, 2009 and is being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no impact on our consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting guidance for business combinations was effective for our Company on February 1, 2009, and we will apply it prospectively to all business combinations subsequent to the effective date. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests). The updated accounting guidance requires all entities to report noncontrolling interests in subsidiaries as a component of equity in the consolidated financial statements and also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. The new accounting guidance was effective for our Company on February 1, 2009. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

In September 2006, the FASB issued new accounting guidance which defines fair value, establishes a framework for measuring fair value and expands disclosure requirements about fair value measurements. However, in February 2008, the FASB delayed the effective date of the new accounting guidance for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The adoption of this new accounting guidance for our nonfinancial assets and nonfinancial liabilities on February 1, 2009 did not have a significant impact on our consolidated financial statements.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 39 week periods ended October 31, 2009, the Company recognized a $2.2 million and $15.0 million loss, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of October 31, 2009 was a liability of $15.8 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of October 31, 2009 would result in a (loss) or gain in value of the forwards, options and swaps of ($26.3 million) or $26.3 million, respectively.

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

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(17)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)

Exhibit
Number	Description

10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(10)
10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(10)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and David W. Carlson.(10)
10.23	Amendment to Amended and Restated Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and David W. Carlson.(16)
10.24	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(10)
10.25	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(10)

Exhibit
Number		Description

10.26		Executive Employment Agreement, dated August 24, 2009, between GameStop Corp. and Catherine Smith.(16)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on August 25, 2009.

(17)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Catherine R. Smith
Catherine R. Smith
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 9, 2009

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 9, 2009

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