Form 10-K
period 2010-01-30
GameStop Corp.
filed 2010-03-30
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2010
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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,604,000,000, based upon the closing market price of $21.89 per share of Class A Common Stock on the New York Stock Exchange as of July 31, 2009.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 25, 2010: 152,824,100

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2010 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software, and related accessories and other merchandise. As of January 30, 2010, we operated 6,450 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce Web sites, including www.gamestop.com, and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation, with approximately 4.0 million subscribers.

In the fiscal year ended January 30, 2010, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 6,450 stores, 4,429 stores are included in the United States segment and 337, 388 and 1,296 stores are included in the Canadian, Australian and European segments, respectively. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories, which we refer to as video game products, and PC entertainment software and related accessories. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which in turn, increases sales. Our products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments and language translations. Stores in all segments are similar in size at an average of approximately 1,400 square feet. Our corporate office and one of our distribution facilities are housed in a 510,000 square foot facility in Grapevine, Texas.

The Company began operations in November 1996. In October 1999, the Company was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In February 2002, GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 2004, when Barnes & Noble distributed its holdings of our common stock to its stockholders. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

On March 16, 2007, the Company completed a two-for-one stock split of its Class A common stock (the “Stock Split”). As of January 30, 2010, our Class A common stock traded on the New York Stock Exchange (“NYSE”) under the symbol GME.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 368 locations, 328 of which were operating at the date of acquisition. The Company’s operating results for the 52 weeks ended January 30, 2010 (“fiscal 2009”) include Micromania’s results; whereas, the Company’s operating results for the 52 weeks ended January 31, 2009 (“fiscal 2008”) include only 11 weeks of Micromania’s results.

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

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions internationally and in the U.S., and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	alternate sources of distribution of video game software;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for video game products and PC entertainment software exceeded $41 billion in 2009 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $20 billion market in the United States in 2009, the majority of which was attributable to video game products, excluding sales of used video game products. International Development Group, a market research firm (“IDG”), estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $17.5 billion in Europe in 2009. The NPD Group has reported that video game retail sales in Canada were approximately $1.8 billion in 2009. According to the independent market research firm GfK Group, the Australian market for video game products was approximately $2.0 billion in 2009.

New Video Game Products.  The Entertainment Software Association (“ESA”) estimates that 65% of all American households play video or computer games. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased with each generation of hardware to high speed processors in today’s gaming systems, such as the Sony PlayStation 3, the Nintendo Wii and Microsoft Xbox 360, which all launched between 2005 and 2007. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DSi, which was introduced in 2009 and the Sony PlayStation Portable (the “PSP”), which was introduced in 2005. Technological developments in both chip processing speed and data storage have provided significant improvements in advanced graphics and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Today’s Gaming Systems Provide Multiple Capabilities Beyond Gaming. Most current hardware platforms, including the Sony PlayStation 2 and 3 and Microsoft Xbox and Xbox 360, utilize a DVD software format and have the potential to serve as multi-purpose entertainment centers by doubling as a player for DVD movies and compact discs. In addition, the Sony PlayStation 3 and PSP, the Nintendo DSi and Wii and Microsoft Xbox 360 all provide internet connectivity and the Sony PlayStation 3 plays Blu-ray discs.

•	Backward Compatibility. The Sony PlayStation 3, the Nintendo DS and Wii and Microsoft Xbox 360 are, to some extent, backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that during the initial launch phase of next-generation platforms, backward compatibility results in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms is diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 49, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 40% of all electronic game players are female. ESA also states the average game player is 35 years old and the average age of the most frequent game purchaser is 39; however, the video game market also includes approximately 25% of Americans over the age of 50. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Products.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for used video game hardware and software has developed. Based on reports published by NPD Group, we believe that, as of December 2009, the installed base of video game hardware systems in the United States, based on original sales, totaled over 220 million units of handheld and console video game systems. Of the total installed base, 112 million was comprised of the current generation of video game platforms as follows: 11.1 million Sony PlayStation 3 units, 27.1 million Nintendo Wii units, 18.6 million Microsoft Xbox 360 units, 16.8 million Sony PSP units and 38.6 million Nintendo DS units. The remainder of the installed base consists of legacy video game platforms, including Sony PlayStation 2, Microsoft Xbox, Nintendo’s GameCube and Game Boy Advance. According to IDG, the installed base of hardware systems as of December 2009 in Europe is approximately 133 million units. The Interactive Entertainment Association of Australia reported as of the end of 2009, the installed base on the current video game platforms stood at 1.7 million Nintendo Wii units, 850,000 Microsoft Xbox 360 units, and 700,000 Sony PlayStation 3 units. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal Company estimates, we believe that the installed base of video game software units in the United States currently exceeds 1.75 billion units. As the substantial installed base of video game hardware and software continues to expand, there is a growing demand for used video game products.

PC Entertainment Software.  PC entertainment software is generally played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

Business and Growth Strategy

Our goal is to continue to be the world’s largest retailer of new and used video game products and PC entertainment software and strengthen that position by executing the following strategies:

Continuing to Execute our Proven Growth Strategies.  We intend to continue to execute our proven growth strategies, including:

•	Open New Stores. Because of the continued success of our new store performance over the past three years, we intend to continue opening new stores in our targeted markets. We opened 388 new stores in fiscal 2009. We opened 674 new stores in fiscal 2008 and acquired 328 stores in France, a new market for us. On average, our new stores opened in the past three years have had a cash payback of less than two years. We plan to open approximately 400 new stores in the 52 weeks ending January 29, 2011 (“fiscal 2010”). Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S. is to open strip center stores in targeted major metropolitan markets and in regional shopping centers in other markets. Our international strategy is to continue our expansion in Europe and the opening of new stores in advantageous markets and locations in Canada and Australia. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact.

•	Increase Comparable Store Sales. We plan to increase our comparable store sales by capitalizing on the growth in demand, expanding our sales of used video game products, increasing market share and awareness of the GameStop brand.

•	Increase Sales of Used Video Game Products. We believe we are the largest retailer of used video game products in the world and carry the broadest selection of used video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. We will continue to expand the selection and availability of used video game products in our stores. Used video game products generate significantly higher gross margins than new video game products. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities. We expect the continued growth of new platform technology to drive trade-ins of previous generation products, as well as trade-ins of next generation platform products, thereby expanding the supply of used video game products.

•	Increase GameStop Brand Awareness. Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores acquired in France. In 2007, GameStop introduced its new brand tagline “Power to the Players” and launched a television, radio and newspaper advertising campaign to increase awareness of the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop “Edge” loyalty card and our Web site. The “Edge” card, which is obtained as a bonus with a paid subscription to our Game Informer Magazine, offers customers discounts on selected merchandise in our stores. Our Web sites allow our customers to buy games online and to learn about the latest video game products and PC entertainment software and their availability in our stores. We intend to increase customer awareness of the GameStop brand. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In fiscal 2010, we plan to continue to increase media advertising to increase brand awareness over a broader demographic area, to expand our GameStop loyalty card program, to aggressively promote trade-ins of used video game products in our stores and to leverage our Web sites at www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr.

•	Capitalize on Growth in Demand. While sales of new video game hardware decreased from fiscal 2008 to fiscal 2009, the customer base related to the new hardware platforms has expanded. Our sales of new video game software and used video game products grew by approximately 1% and 18%, respectively, in fiscal 2009 primarily due to new store growth, the acquisition of Micromania and the acceptance of used video game products internationally. Our sales of used video game products and new video game software grew by approximately 28% and 32%, respectively, in fiscal 2008 primarily due to new and acquired store growth.

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

Providing a First-to-Market Distribution Network.  We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market for new video game products and PC entertainment software. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our Web sites prior to their release.

Investing in our Information Systems and Distribution Capabilities.  We employ sophisticated and fully-integrated inventory management, store-level point of sale and financial systems and state-of-the-art distribution facilities. These systems enable us to maximize the efficiency of the flow of over 4,500 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management systems enable us to maximize sales of new release titles and avoid markdowns as titles mature and utilize electronic point-of-sale equipment that provides corporate and regional headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management systems allow us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Expand our Digital Growth Strategy to Protect and Expand our Market Leadership Position.  We currently sell various types of products that relate to the digital category, including Xbox live, Playstation and Nintendo network point cards, as well as prepaid digital and online timecards and digitally downloaded software. We continue to make significant investments in e-commerce, online game development, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer Magazine. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 13 European countries.

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

All of our segments purchase products from many of the same vendors, including Sony Corporation (“Sony”) and Electronic Arts. Products from certain other vendors such as Microsoft and Nintendo are obtained either directly from the manufacturer or publisher or through distributors depending upon the particular market in which we operate.

Additional information, including financial information, regarding our operating segments can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” elsewhere in this Annual Report on Form 10-K and in Note 17 of “Notes to Consolidated Financial Statements.”

Merchandise

Substantially all of our revenues are derived from the sale of tangible products. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as trading cards and strategy guides. Our in-store inventory generally consists of a constantly changing selection of over 4,500 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Hardware.  We offer the video game platforms of all major manufacturers, including the Sony PlayStation 2 and 3 and PSP, Microsoft Xbox 360, the Nintendo Wii and DSi. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

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

Used Video Game Products.  We believe we are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,000 SKUs) of used video game titles which have an average price of $18 as compared to an average price of $43 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

PC Entertainment and Other Software.  We purchase PC entertainment software from over 25 publishers, including Electronic Arts, Microsoft and Vivendi Universal. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons. We also carry strategy guides, magazines and trading cards. We carry over 300 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of January 30, 2010, we operated 6,450 stores, primarily under the GameStop name. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores average approximately 1,400 square feet and carry a balanced mix of new and used video game products and PC entertainment software. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

Site Selection and Locations

Site Selection.  Site selections for new stores are made after an extensive review of demographic data and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Most of our stores are located in highly visible locations within malls and strip centers. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.

Locations.  The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of January 30, 2010:

Number
United States	of Stores

Alabama	75
Alaska	7
Arizona	87
Arkansas	27
California	478
Colorado	62
Connecticut	64
Delaware	18
District of Columbia	3
Florida	313
Georgia	141
Guam	3
Hawaii	24
Idaho	12
Illinois	196
Indiana	83
Iowa	32
Kansas	37
Kentucky	64
Louisiana	68
Maine	13
Maryland	102
Massachusetts	100
Michigan	124
Minnesota	54
Mississippi	41
Missouri	73
Montana	9
Nebraska	22
Nevada	42
New Hampshire	27
New Jersey	166
New Mexico	25
New York	253
North Carolina	142
North Dakota	8
Ohio	191
Oklahoma	47
Oregon	32
Pennsylvania	212
Puerto Rico	46
Rhode Island	14

Number
United States	of Stores

South Carolina	68
South Dakota	4
Tennessee	91
Texas	374
Utah	29
Vermont	6
Virginia	150
Washington	78
West Virginia	31
Wisconsin	53
Wyoming	8

Sub-total for United States	4,429

Number
International	of Stores

Canada	337

Australia	350
New Zealand	38

Sub-total for Australia	388

Austria	22
Denmark	42
Finland	14
France	368
Germany	195
Ireland	50
Italy	328
Norway	56
Portugal	14
Spain	124
Sweden	58
Switzerland	18
United Kingdom	7

Sub-total for Europe	1,296

Sub-total for International	2,021

Total stores	6,450

Game Informer

We publish Game Informer Magazine, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. Versions of the magazine are sold through subscription and through displays in our stores throughout most of the world. Game Informer is the twelfth largest consumer publication in the U.S. and for its January 2010 issue, the magazine had approximately 4.0 million paid subscriptions. Game Informer revenues are also generated through the sale of advertising space. In addition, we offer the GameStop loyalty card as a bonus with each paid subscription, providing our subscribers with a discount on selected merchandise. We also operate the Web site www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. English version results from Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.

E-Commerce

We operate several electronic commerce Web sites in various countries, including www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr, that allow our customers to buy video game products and other merchandise online. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. In 2005, we entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. E-commerce results are included in the geographic segment where the sales originate.

Advertising

Our stores are primarily located in high traffic, high visibility areas of regional shopping malls, strip centers and pedestrian shopping areas. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote used video game products. Inside the stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release.

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

Distribution.  We operate distribution facilities in various locations throughout the world, with each location strategically located to support the operations in a particular country or region. In order to enhance our first-to-market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at our facilities and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. Our distribution facilities also typically support refurbishment of used products to be redistributed to our stores.

We distribute products to our U.S. stores through a 410,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. We currently use the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility supports efforts to replenish stores. The state-of-the-art facilities in both U.S. locations are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allows for high-volume receiving, distributions to stores and returns to vendors.

We distribute merchandise to our Canadian segment from two distribution centers in Brampton, Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by six regionally-located distribution centers in Milan, Italy; Memmingen, Germany; Arlov, Sweden; Valencia, Spain; Dublin, Ireland; and Paris, France. We continue to invest in state-of-the-art facilities in our distribution centers as the distribution volume, number of stores supported and returns on such investments permit.

Management Information Systems.  Our proprietary inventory management systems and point-of-sale technology show daily sales and in-store stock by title by store. Our systems use this data to automatically generate replenishment shipments to each store from our distribution centers, enabling each store to carry a merchandise assortment uniquely tailored to its own sales mix and rate of sale. Our call lists and reservation system also provide our buying staff with information to determine order size and inventory management for store-by-store inventory allocation. We constantly review and edit our merchandise categories with the objective of ensuring that inventory is up-to-date and meets customer needs.

To support most of our operations, we use a large-scale, Intel-based computing environment with a state-of-the-art storage area network and a wired and wireless corporate network installed at our U.S. and regional headquarters, and a secure, virtual private network to access and provide services to computing assets located in our stores, distribution centers and satellite offices and to our mobile workforce. This strategy has proven to minimize initial outlay of capital while allowing for flexibility and growth as operations expand. To support certain of our international operations, we use a mid-range, scalable computing environment and a state-of-the-art storage area network. Computing assets and our mobile workforce around the globe access this environment via a secure, virtual private network. Regional communication links exist to each of our distribution centers and offices in international locations with connectivity to our U.S. data center as required by our international, distributed applications.

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

Field Management and Staff

Each of our stores employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. Each store manager is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. In certain locations, we also provide certain employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores.

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences at which we operate an intense educational training program to provide our employees with information about the video game products that will be released by publishers in the holiday season. All video game software publishers are invited to attend the conferences.

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, three vice presidents of stores and 31 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 305 districts. Our international operations are managed by a senior executive, with stores in Europe managed by a senior vice president, two vice presidents and managing directors in each country and our stores in Australia and Canada each managed by a vice president. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.

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

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 85% of our new product purchases in fiscal 2009. Only Nintendo, Sony, Microsoft, Electronic Arts and Activision (which accounted for 23%, 17%, 12%, 12%, and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2009. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events, casual and mobile games and family entertainment centers.

In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Best Buy Co., Inc. (“Best Buy”); Movie Gallery, Inc. (“Movie Gallery”); and Blockbuster, Inc. (“Blockbuster”). Competitors in Europe include Game Group plc (“Game Group”) and its subsidiaries, which operate in the United Kingdom, Ireland, Scandinavia, France, Spain and Portugal, and Media Markt and Carrefour, which operate throughout Europe, and other regional hypermarket chains. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include Game Group, K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2009, we generated approximately 39% of our sales and approximately 55% of our operating earnings during the fourth quarter. During fiscal 2008, we generated approximately 40% of our sales and approximately 56% of our operating earnings during the fourth quarter.

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

Employees

We have approximately 17,000 full-time salaried and hourly employees and between 28,000 and 42,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.

Available Information

We make available on our corporate Web site (www.gamestopcorp.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material with the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, the Company’s Code of Standards, Ethics and Conduct is available on our Web site under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Company’s Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

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

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing, financial and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers, Daniel A. DeMatteo, our Chief Executive Officer; R. Richard Fontaine, our Executive Chairman of the Board; J. Paul Raines, our Chief Operating Officer; and Tony D. Bartel, our Executive Vice President of Merchandising and Marketing. The loss of services of any of our key personnel could have a negative impact on our business.

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

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Nintendo, Sony, Microsoft, Electronic Arts and Activision, which accounted for 23%, 17%, 12%, 12% and 11%, respectively, of our new product purchases in fiscal 2009. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

The manufacturers of video game hardware and software and PC entertainment software have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our Web site. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.

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

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group, Carrefour and Media Markt; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores, such as Movie Gallery and Blockbuster. Video game products and content may also be distributed through methods such as digital distribution and other methods which may emerge in the future. We also compete with an increasing number of sellers of used video game products. Some of our competitors in the electronic game industry have longer operating histories and may have greater financial resources than we do. Additionally, we compete with other forms of entertainment activities, including movies, television, theater, sporting events, casual and mobile games and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.

While it is currently only possible to download a limited amount of video game content to the next generation video game systems, at some point in the future this technology may become more prevalent. If advances in technology continue to expand our customers’ ability to access the current format of video games, PC entertainment software and incremental content for their games, as well as new types of browser and casual games through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores. As a result, sales and earnings could decline. While the Company is currently pursuing various strategies to integrate these new delivery methods and competing content into the Company’s business model, we can provide no assurances that they will be successful or profitable.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2009, we generated approximately 39% of our sales and approximately 55% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing and allocations of new product releases;

•	the timing of new store openings;

•	shifts in the timing of certain promotions; and

•	changes in foreign currency exchange rates.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy is largely dependent upon opening new stores and operating them profitably. We opened 388 stores in fiscal 2009 and expect to open approximately 400 new stores in fiscal 2010. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

As of January 30, 2010, we had approximately $447 million of indebtedness. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

Because of our floating rate credit facility, we may be adversely affected by interest rate changes.

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

The terms of the store leases for the 6,450 leased stores open as of January 30, 2010 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	24
2011	1,156
2012	984
2013	1,098
2014	1,549
2015 and later	1,639

6,450

At January 30, 2010, the Company owned or leased office and distribution facilities, with lease expiration dates ranging from 2010 to 2019 and an average remaining lease life of approximately four years, in the following locations:

	Square	Owned or
Location	Footage	Leased	Use

United States
Grapevine, Texas, USA	510,000	Owned	Distribution and administration
Grapevine, Texas, USA	65,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Minneapolis, Minnesota, USA	11,700	Leased	Administration
West Chester, Pennsylvania, USA	6,100	Leased	Administration
Canada
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Brampton, Ontario, Canada	59,000	Leased	Distribution and administration
Australia
Pinkenba, Queensland, Australia	70,000	Owned	Distribution
Auckland, New Zealand	13,000	Leased	Distribution
Europe
Arlov, Sweden	80,000	Owned	Distribution and administration
Milan, Italy	120,000	Owned	Distribution and administration
Memmingen, Germany	67,000	Owned	Distribution and administration
Valencia, Spain	22,000	Leased	Distribution
Valencia, Spain	15,000	Leased	Administration
Dublin, Ireland	15,000	Leased	Distribution and administration
Paris, France	54,000	Leased	Distribution
Sophia Antipolis, France	16,300	Leased	Administration

Item 3.	Legal Proceedings

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, plaintiffs filed a notice of appeal. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit if the plaintiffs’ appeal is successful.

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. Management does not believe that any such other legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.	Reserved

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

The following table sets forth, for the periods indicated, the high and low sales prices (as adjusted for the Stock Split) of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2009
	High	Low

Fourth Quarter	$26.05	$19.42
Third Quarter	$28.62	$22.04
Second Quarter	$30.29	$20.02
First Quarter	$32.82	$21.81

	Fiscal 2008
	High	Low

Fourth Quarter	$28.23	$16.91
Third Quarter	$47.69	$24.09
Second Quarter	$56.00	$37.62
First Quarter	$59.13	$40.78

Approximate Number of Holders of Common Equity

As of March 5, 2010, there were approximately 1,456 record holders of the Company’s Class A common stock, par value $.001 per share.

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

Issuer Purchases of Equity Securities

Purchases by the Company of its equity securities during the fourth quarter of the fiscal year ended January 30, 2010 were as follows:

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs(1)
(In thousands of dollars)

November 1 through November 28, 2009	—	$—	—	$—
November 29 through January 2, 2010	—	$—	—	$—
January 3 through January 30, 2010	6,114,500	$20.12	6,114,500	$177,005

Total	6,114,500	$20.12	6,114,500

(1)	In January 2010, our Board of Directors approved a $300 million share repurchase program that has no expiration date.

GameStop Stock Comparative Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the period commencing January 28, 2005 through January 29, 2010 (the last trading date of fiscal 2009) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A common stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 28, 2005 and (ii) reinvestment of dividends. The Class A common stock reflects a two-for-one stock split on March 16, 2007.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/28/2005	1/27/2006	2/2/2007	2/1/2008	1/30/2009	1/29/2010
GME	100.00	208.19	286.70	558.72	263.62	210.32
S&P 500 Index	100.00	109.59	123.65	119.13	70.51	91.68
Dow Jones Specialty Retailers Index	100.00	115.98	126.64	114.17	71.55	103.41

Item 6.	Selected Consolidated Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks and the fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008 and January 28, 2006 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 and the “Balance Sheet Data” as of January 30, 2010 and January 31, 2009 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 3, 2007 and January 28, 2006 and the “Balance Sheet Data” as of February 2, 2008, February 3, 2007 and January 28, 2006 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	52 Weeks	52 Weeks	52 Weeks	53 Weeks	52 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 30,	January 31,	February 2,	February 3,	January 28,
	2010	2009	2008	2007	2006(1)
	(In thousands, except per share data and statistical data)

Statement of Operations Data:
Sales	$9,077,997	$8,805,897	$7,093,962	$5,318,900	$3,091,783
Cost of sales	6,643,345	6,535,762	5,280,255	3,847,458	2,219,753

Gross profit	2,434,652	2,270,135	1,813,707	1,471,442	872,030
Selling, general and administrative expenses(2)	1,635,124	1,445,419	1,182,016	1,021,113	599,343
Depreciation and amortization	162,495	145,004	130,270	109,862	66,355
Merger-related expenses(3)	—	4,593	—	6,788	13,600

Operating earnings	637,033	675,119	501,421	333,679	192,732
Interest expense (income), net	43,177	38,837	47,774	73,324	25,292
Merger-related interest expense(3)	—	—	—	—	7,518
Debt extinguishment expense	5,323	2,331	12,591	6,059	—

Earnings before income tax expense	588,533	633,951	441,056	254,296	159,922
Income tax expense	212,804	235,669	152,765	96,046	59,138

Consolidated net income	375,729	398,282	288,291	158,250	100,784
Net loss attributable to noncontrolling interests	1,536	—	—	—	—

Consolidated net income attributable to GameStop	$377,265	$398,282	$288,291	$158,250	$100,784

Basic net income per common share(4)	$2.29	$2.44	$1.82	$1.06	$0.87

Diluted net income per common share(4)	$2.25	$2.38	$1.75	$1.00	$0.81

Weighted average shares outstanding — basic(4)	164,525	163,190	158,226	149,924	115,840

Weighted average shares outstanding — diluted(4)	167,875	167,671	164,844	158,284	124,972

Store Operating Data:
Number of stores by segment
United States	4,429	4,331	4,061	3,799	3,624
Canada	337	325	287	267	261
Australia	388	350	280	219	177
Europe	1,296	1,201	636	493	428

Total	6,450	6,207	5,264	4,778	4,490
Comparable store sales increase (decrease)(5)	(7.9)%	12.3%	24.7%	11.9%	(1.4)%
Inventory turnover	5.2	5.8	6.0	5.2	5.0
Balance Sheet Data:
Working capital	$471,628	$255,330	$534,160	$353,284	$234,293
Total assets	4,955,327	4,483,494	3,775,891	3,349,584	3,015,821
Total debt, net	447,343	545,712	574,473	855,484	975,990
Total liabilities	2,232,316	2,212,909	1,913,445	1,973,706	1,901,108
Total equity	2,723,011	2,270,585	1,862,446	1,375,878	1,114,713

(1)	Includes the results of operations of EB from October 9, 2005, the day after completion of the EB merger, through January 28, 2006.

(2)	On the first day of the 53 weeks ended February 3, 2007 (“fiscal 2006”), the Company adopted new accounting guidance on share-based payments, which required companies to expense the estimated fair value of stock options and similar equity instruments issued to employees in its financial statements. The implementation of the new accounting guidance affects the comparability of amounts from fiscal periods before fiscal 2006. The amount of stock-based compensation included was $37.8 million, $35.4 million, $26.9 million and $21.0 million for the fiscal years 2009, 2008, 2007 and 2006, respectively.

(3)	The Company’s results of operations for fiscal 2008, fiscal 2006 and the 52 weeks ended January 28, 2006 (“fiscal 2005”) include expenses believed to be of a one-time or short-term nature associated with the Micromania acquisition (fiscal 2008) and the EB merger (fiscal 2006 and fiscal 2005), which included $4.6 million, $6.8 million and $13.6 million, respectively, considered in operating earnings and $7.5 million included in fiscal 2005 in interest expense. In fiscal 2008, the $4.6 million included $3.5 million related to foreign currency losses on funds used to purchase Micromania. In fiscal 2006 and fiscal 2005, the $6.8 million and $13.6 million, respectively, included $1.9 million and $9.0 million in charges associated with assets of the Company considered to be impaired as a result of the EB merger and $4.9 million and $4.6 million, respectively, in costs associated with integrating the operations of GameStop and EB. Costs related to the EB merger included in interest expense in fiscal 2005 include a fee of $7.1 million for an unused bridge financing facility which the Company obtained as financing insurance in connection with the EB merger.

(4)	Weighted average shares outstanding and earnings per common share have been adjusted to reflect the Conversion and the Stock Split.

(5)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of January 30, 2010, we operated 6,450 stores, in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr and publish Game Informer, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 30, 2010 (“fiscal 2009”), January 31, 2009 (“fiscal 2008”) and February 2, 2008 (“fiscal 2007”) consisted of 52 weeks.

The Company began operations in November 1996. In October 1999, the Company was acquired by, and became a wholly-owned subsidiary of, Barnes & Noble, Inc. (“Barnes & Noble”). In February 2002, GameStop completed an initial public offering of its Class A common stock and was a majority-owned subsidiary of Barnes & Noble until November 2004, when Barnes & Noble distributed its holdings of our common stock to its stockholders. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

On February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). Unless otherwise indicated, all numbers in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” have been restated to reflect the Stock Split.

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction. Micromania is the leading retailer of video and computer games in France with 368 locations, 328 of which were operating on the date of acquisition (the “Micromania acquisition”). The Company’s operating results for fiscal 2009 include Micromania’s results and the Company’s operating results for fiscal 2008 include 11 weeks of Micromania’s results.

The acquisition of Micromania is an important part of the Company’s European and overall growth strategy and gave the Company an immediate entrance into the second largest video game market in Europe. The amount the Company paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and its infrastructure, (ii) the geographical benefits from adding stores in a new large, growing market without cannibalizing existing sales, (iii) expanding the Company’s expertise in the European video game market as a whole, and (iv) increasing the Company’s impact on the European market, including increasing its purchasing power.

Growth in the video game industry is driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Sony PlayStation Portable (the “PSP”) was introduced in 2005. The Nintendo DSi was introduced in early 2009. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future.

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

Stock-Based Compensation.  The Company records share-based compensation expense in earnings based on the grant-date fair value of options or restricted stock granted. As of January 30, 2010, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $13.3 million and $19.8 million, respectively, which is expected to be recognized over a weighted average period of 1.6 and 1.7 years, respectively. Note 1 of “Notes to Consolidated Financial Statements” provides additional information on stock-based compensation.

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

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 30, 2010 have not been material.

Goodwill.  Goodwill, aggregating $1,946.5 million, has been recorded as of January 30, 2010 related to various acquisitions. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed at the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess. If the carrying value of an individual indefinite-life intangible asset exceeds its fair value, such individual indefinite-life intangible asset is written down by the amount of the excess. The Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2007, fiscal 2008 and fiscal 2009 and concluded that none of its goodwill was impaired. Note 8 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

The discounted cash flow method used to determine the fair value of reporting units requires management to make significant judgments based on the Company’s projected sales and gross margin, annual business plans, future business strategies and economic factors. Discount rates used in the analysis reflect the Company’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. The impairment testing process is subject to inherent uncertainties and subjectivity, particularly related to sales and gross margin which can be impacted by various factors including the items listed in Item 1A. Risk Factors. While the fair value is determined based on the best available information at the time of assessment, any changes in business or economic conditions could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. Based on currently available information and forecasts of the Company’s annual results, we do not anticipate recording any impairment of goodwill or other intangible assets in any of the Company’s reporting units for the fiscal year ending January 29, 2011.

Other Intangible Assets and Other Noncurrent Assets.  Other intangible assets consist primarily of tradenames, leasehold rights and amounts attributed to favorable leasehold interests recorded as a result of the Micromania acquisition and the EB merger. We record intangible assets apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are amortized over the period in which they are expected to contribute directly to cash flows.

Tradenames which were recorded as a result of the Micromania acquisition are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but they are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. For additional information related to the Company’s intangible assets, see Note 8 of “Notes to Consolidated Financial Statements.”

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

Cash Consideration Received from Vendors.  The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.

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

Income Taxes.  The Company accounts for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our Company and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. We generally maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Our Company adopted the provisions of this accounting guidance and changed our accounting policy effective on February 4, 2007. For additional information, see Note 12 of “Notes to Consolidated Financial Statements.”

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	73.2	74.2	74.4

Gross profit	26.8	25.8	25.6
Selling, general and administrative expenses	18.0	16.4	16.7
Depreciation and amortization	1.8	1.6	1.8
Merger-related expenses	—	0.1	—

Operating earnings	7.0	7.7	7.1
Interest expense, net	0.4	0.5	0.7
Debt extinguishment expense	0.1	—	0.2

Earnings before income taxes	6.5	7.2	6.2
Income tax expense	2.4	2.7	2.1

Consolidated net income	4.1	4.5	4.1
Net loss attributable to noncontrolling interests	0.1	—	—

Consolidated net income attributable to GameStop	4.2%	4.5%	4.1%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of sales, in the statement of operations. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of sales has not historically been material.

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 30,		January 31,		February 2,
	2010		2009		2008
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,756.5	19.3%	$1,860.2	21.1%	$1,668.9	23.5%
New video game software	3,730.9	41.1%	3,685.0	41.9%	2,800.7	39.5%
Used video game products	2,394.1	26.4%	2,026.6	23.0%	1,586.7	22.4%
Other	1,196.5	13.2%	1,234.1	14.0%	1,037.7	14.6%

Total	$9,078.0	100.0%	$8,805.9	100.0%	$7,094.0	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 30,		January 31,		February 2,
	2010		2009		2008
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$113.5	6.5%	$112.6	6.1%	$108.2	6.5%
New video game software	795.0	21.3%	768.4	20.9%	581.7	20.8%
Used video game products	1,121.2	46.8%	974.5	48.1%	772.2	48.7%
Other	405.0	33.8%	414.6	33.6%	351.6	33.9%

Total	$2,434.7	26.8%	$2,270.1	25.8%	$1,813.7	25.6%

Fiscal 2009 Compared to Fiscal 2008

Sales increased $272.1 million, or 3.1%, to $9,078.0 million in the 52 weeks of fiscal 2009 compared to $8,805.9 million in the 52 weeks of fiscal 2008. The increase in sales was attributable to the addition of non-comparable store sales from the 1,062 stores opened since February 2, 2008, combined with the additional sales from the Micromania acquisition for an approximate total of $896 million and increases related to changes in foreign exchange rates of $25.9 million, offset by a decrease in comparable store sales of 7.9%. The decrease in comparable store sales was due primarily to a decrease in consumer traffic worldwide as a result of the continued macroeconomic weakness and a slow-down in hardware unit sell-through. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales decreased $103.7 million, or 5.6%, from fiscal 2008 to fiscal 2009, primarily due to a decrease in consumer traffic as discussed above and price cuts on hardware consoles, partially offset by the additional sales at the new stores added since last year through growth and acquisition. New video game hardware sales decreased as a percentage of sales from 21.1% in fiscal 2008 to 19.3% in fiscal 2009, primarily due to the slow-down in hardware unit sell-through as the new platforms mature, as well as price decreases initiated by the manufacturers in fiscal 2009.

New video game software sales increased $45.9 million, or 1.2%, from fiscal 2008 to fiscal 2009, primarily due to the addition of sales at the new and acquired stores added since fiscal 2008. New video game software sales decreased as a percentage of total sales from 41.9% in fiscal 2008 to 41.1% in fiscal 2009, primarily due to the 18% growth in used video game product sales as discussed below.

Used video game product sales increased $367.5 million, or 18.1%, from fiscal 2008 to fiscal 2009, primarily due to an increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand, the strong growth of used video game product sales internationally, as well as the addition of sales at the new and acquired stores added since fiscal 2008. As a percentage of sales, used video game product sales increased from 23.0% to 26.4%, primarily due to the continued expansion of the installed base of new video game consoles and the availability of used hardware and software from those consoles. Sales of other product categories, including PC entertainment and other software and accessories, decreased 3.0%, or $37.6 million, from fiscal 2008 to fiscal 2009, primarily due to stronger sales of newly released PC entertainment software titles in fiscal 2008.

Cost of sales increased by $107.5 million, or 1.6%, from $6,535.8 million in fiscal 2008 to $6,643.3 million in fiscal 2009 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $164.6 million, or 7.3%, from $2,270.1 million in fiscal 2008 to $2,434.7 million in fiscal 2009. Gross profit as a percentage of sales increased from 25.8% in fiscal 2008 to 26.8% in fiscal 2009. The gross profit percentage increase was caused primarily by the increase in sales of higher margin used video game products as a percentage of total sales in fiscal 2009. Used video game product sales carry a significantly higher margin than new video game hardware or new video game software. Gross profit as a percentage of sales on new video game hardware increased from 6.1% in fiscal 2008 to 6.5% in fiscal 2009 due primarily to an increase in product replacement plan sales. Gross profit as a percentage of sales on new video game software increased from 20.9% in fiscal 2008 to 21.3% in fiscal 2009, primarily due to the mix of software sales and margin in the various countries in which we operate. Gross profit as a percentage of sales on used video game products decreased from 48.1% in fiscal 2008 to 46.8% in fiscal 2009 primarily due to increased sales of used products in the international segments as a percentage of total sales. International used product sales have a lower margin due to the immaturity of the used business model in those segments. Gross profit as a percentage of sales on the other product sales category increased slightly in fiscal 2009 when compared to fiscal 2008.

Selling, general and administrative expenses increased by $189.7 million, or 13.1%, from $1,445.4 million in fiscal 2008 to $1,635.1 million in fiscal 2009. The increase was primarily attributable to the full year effect of the acquisition of Micromania in November of fiscal 2008 and the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses to support the store growth. Selling, general and administrative expenses as a percentage of sales increased from 16.4% in fiscal 2008 to 18.0% in fiscal 2009. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales in fiscal 2009. Selling, general and administrative expenses include $37.8 million and $35.4 million in stock-based compensation expense for fiscal 2009 and fiscal 2008, respectively. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $3.8 million in fiscal 2009, compared to ($6.4) million in fiscal 2008.

Depreciation and amortization expense increased $17.5 million from $145.0 million in fiscal 2008 to $162.5 million in fiscal 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 388 new stores during fiscal 2009 and investments in management information systems. Depreciation and amortization expense is expected to increase from fiscal 2009 to fiscal 2010 due to continued investments in new stores, management information systems and other strategic initiatives.

Interest income from the investment of excess cash balances decreased from $11.6 million in fiscal 2008 to $2.2 million in fiscal 2009 as a result of lower invested cash balances due to the prior year acquisitions and lower interest rates. Interest expense decreased from $50.5 million in fiscal 2008 to $45.4 million in fiscal 2009, primarily due to the retirement of $100.0 million of the Company’s senior notes since January 31, 2009 and the retirement of $30.0 million of the Company’s senior notes during fiscal 2008. Debt extinguishment expense of $5.3 million and $2.3 million was recognized in fiscal 2009 and fiscal 2008, respectively, as a result of the premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense decreased by $22.9 million, from $235.7 million in fiscal 2008 to $212.8 million in fiscal 2009. The Company’s effective tax rate decreased from 37.2% in fiscal 2008 to 36.2% in fiscal 2009 due primarily to audit settlements and statute expirations. See Note 12 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to a decrease in operating earnings of $38.1 million, or 5.6%, from $675.1 million in fiscal 2008 to $637.0 million in fiscal 2009 and a decrease in consolidated net income of $22.6 million, or 5.7%, from $398.3 million in fiscal 2008 to $375.7 million in fiscal 2009.

In 2009, the FASB issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $1.5 million increase in consolidated net income attributable to GameStop shareholders represents the portion of the minority interest shareholders’ net loss of the Company’s non-wholly owned subsidiaries during fiscal 2009.

Fiscal 2008 Compared to Fiscal 2007

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

Used video game product sales increased $439.9 million, or 27.7%, from fiscal 2007 to fiscal 2008, primarily due to an increase in store count and an increase in the availability of hardware and software associated with the new hardware platforms as those platforms age and expand. As a percentage of sales, used video game product sales increased from 22.4% to 23.0% primarily due to the continued expansion of the installed base of new video game consoles and the availability of used hardware and software from those consoles. Sales of other product categories, including PC entertainment and other software and accessories, magazines and trading cards, grew 18.9%, or $196.4 million, from fiscal 2007 to fiscal 2008, primarily due to the increase in store count and strong sales of new PC entertainment software and sales of accessories related to new hardware platforms.

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

Segment Performance

The Company operates its business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories which we refer to as video game products and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products in the various segments. Stores in all segments are similar in size at an average of approximately 1,400 square feet.

As we have expanded our presence in international markets, the Company has increased its operations in foreign currencies, including the euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner. The notes issued in connection with the acquisition of Micromania and the EB merger are reflected in the United States segment. See Note 17 of “Notes to Consolidated Financial Statements” for more information.

Sales by operating segment in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

United States	$6,275.0	$6,466.7	$5,438.8
Canada	491.4	548.2	473.0
Australia	530.2	520.0	420.8
Europe	1,781.4	1,271.0	761.4

Total	$9,078.0	$8,805.9	$7,094.0

Operating earnings by operating segment, defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

United States	$488.8	$530.1	$391.2
Canada	35.0	32.6	35.8
Australia	46.0	46.8	41.8
Europe	67.2	65.6	32.6

Total	$637.0	$675.1	$501.4

Total assets by operating segment in U.S. dollars were as follows (in millions):

	January 30,	January 31,	February 2,
	2010	2009	2008

United States	$2,864.9	$2,592.5	$2,742.0
Canada	337.8	288.8	274.7
Australia	399.9	290.7	251.1
Europe	1,352.7	1,311.5	508.1

Total	$4,955.3	$4,483.5	$3,775.9

Fiscal 2009 Compared to Fiscal 2008

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com and Game Informer Magazine. As of January 30, 2010, the United States segment included 4,429 GameStop stores, compared to 4,331 stores on January 31, 2009. Sales for the 52 weeks ended January 30, 2010 decreased 3.0% compared to the 52 weeks ended January 31, 2009 as a result of decreased sales at existing stores offset by the opening of 514 new stores since February 3, 2008, including 207 stores in the 52 weeks ended January 30, 2010. Sales at existing stores decreased partially due to a decrease in consumer traffic as a result of the continued macroeconomic weakness and a slow-down in hardware units sales, offset by an increase in used video game product sales due to an increase in the availability of hardware and software associated with the current generation of hardware platforms as those platforms age and expand. Segment operating income for the 52 weeks ended January 30, 2010 decreased by 7.8% compared to the 52 weeks ended January 31, 2009, driven by the decrease in sales and the deleveraging of the fixed components of selling, general and administrative expenses.

Canada

Sales in the Canadian segment in the 52 weeks ended January 30, 2010 decreased 10.4% compared to the 52 weeks ended January 31, 2009. The decrease in sales was primarily attributable to decreased sales at existing stores offset by the additional sales at the 47 stores opened since February 3, 2008. As of January 30, 2010, the Canadian segment had 337 stores compared to 325 stores as of January 31, 2009. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through. Segment operating income for the 52 weeks ended January 30, 2010 increased by 7.4% to $35.0 million compared to the 52 weeks ended January 31, 2009. The increase in operating income when compared to the prior year was primarily due to the increase in gross margin, driven by the increase in used product sales and the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $1.2 million when compared to fiscal 2008.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of January 30, 2010, the Australian segment included 388 stores, compared to 350 stores as of January 31, 2009. Sales for the 52 weeks ended January 30, 2010 increased 2.0% compared to the 52 weeks ended January 31, 2009. The increase in sales was due to the additional sales at the 112 stores opened since February 3, 2008 and the favorable impact of changes in exchange rates, which had the effect of increasing sales by $5.2 million, offset by a decrease in sales at existing stores. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through. Segment operating income in the 52 weeks ended January 30, 2010 decreased by 1.7% to $46.0 million when compared to the 52 weeks ended January 31, 2009. The decrease in operating earnings for the 52 weeks ended January 30, 2010 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses will rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the immature sales at new stores. This decrease in operating earnings was offset by the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $3.6 million when compared to fiscal 2008.

Europe

Segment results for Europe include retail operations in 13 European countries including France, in which we commenced operations on November 17, 2008 as a result of the Micromania acquisition. As of January 30, 2010, the European segment operated 1,296 stores, compared to 1,201 stores as of January 31, 2009. For the 52 weeks ended January 30, 2010, European sales increased 40.2% compared to the 52 weeks ended January 31, 2009. The increase in sales was primarily due to the additional sales at the 703 new and acquired stores opened since February 3, 2008, including the 328 stores from the Micromania acquisition in November 2008. This increase in sales was offset by the decrease in sales at existing stores and the unfavorable impact of changes in exchange rates recognized in fiscal 2009, which had the effect of decreasing sales by $15.3 million when compared to fiscal 2008. The decrease in existing store sales was primarily driven by weak consumer traffic due to the continued macroeconomic weakness and a slow-down in hardware unit sell-through.

The segment operating income in Europe for the 52 weeks ended January 30, 2010 increased by 2.4% to $67.2 million compared to $65.6 million in the 52 weeks ended January 31, 2009. The increase in the operating income was primarily due to the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $5.2 million when compared to fiscal 2008. The decrease in operating earnings excluding the exchange rate effect from fiscal 2008 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation.

Fiscal 2008 Compared to Fiscal 2007

United States

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

Australia

As of January 31, 2009, the Australian segment included 350 stores, compared to 280 stores as of February 2, 2008. Sales for the 52 weeks ended January 31, 2009 increased 23.6% compared to the 52 weeks ended February 2, 2008. The increase in sales was due to higher sales at existing stores and the additional sales at the 133 stores opened since February 3, 2007. The increase in sales at existing stores was due to a strong video game software title lineup and the availability of the new hardware platforms in fiscal 2008 when compared to the prior fiscal year following the launch of the Sony PlayStation 3 in the first quarter of fiscal 2007. In addition, the new hardware platforms drove an increase in used product sales as the installed base of platforms increased and more software became available. Segment operating income in the 52 weeks ended January 31, 2009 increased by 12.0% when compared to the 52 weeks ended February 2, 2008. The increase in operating earnings for the 52 weeks ended January 31, 2009 was due to the higher sales and related gross margin offset by the higher selling, general and administrative expenses associated with the increase in the number of stores in operation and the unfavorable impact of changes in exchange rates since the prior year. For the 52 weeks ended January 31, 2009, changes in exchange rates when compared to the prior year had the effect of decreasing operating earnings by $4.0 million.

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

Liquidity and Capital Resources

Cash Flows

During fiscal 2009, cash provided by operations was $644.2 million, compared to cash provided by operations of $549.2 million in fiscal 2008. The increase in cash provided by operations of $95.0 million from fiscal 2008 to fiscal 2009 was primarily due to an increase in cash provided by the decrease in inventory, net of the decrease in accounts payable and accrued liabilities, the increase in income taxes payable and deferred taxes, as well as the changes in the adjustment related to the excess tax benefits realized from the exercise of stock-based awards which decreased by $34.5 million. The decrease in net inventory was primarily due to lower overall purchases during fiscal 2009 as a result of the continued macroeconomic weakness and our efforts to effectively manage inventory levels. Inventory turnover also decreased in fiscal 2009 compared to fiscal 2008, primarily due to the growth in the international segments which have lower inventory turns compared to the United States segment due to their lower overall store count and multiple warehouse facilities. The increase in cash related to income taxes payable and deferred income taxes in fiscal 2009 compared to fiscal 2008 was primarily due to the timing of the recognition of deferred income tax items and the timing of estimated income tax payments at the end of fiscal 2009.

During fiscal 2008, cash provided by operations was $549.2 million, compared to cash provided by operations of $494.0 million in fiscal 2007. The increase in cash provided by operations of $55.2 million from fiscal 2007 to fiscal 2008 was primarily due to an increase in cash provided by net earnings of $110.0 million, and a decrease in the excess tax benefits realized from the exercise of stock-based awards of $59.1 million. These amounts were offset by an increase in cash used in operations related to an increase in inventory, net of the increase in accounts payable and accrued liabilities, and higher payments for income taxes due to the higher net income in fiscal 2008. The increase in merchandise inventories in fiscal 2008 was primarily due to an increase in store count and sales levels.

Cash used in investing activities was $187.2 million in fiscal 2009, $820.9 million during fiscal 2008 and $176.6 million during fiscal 2007. During fiscal 2009, the Company used $178.9 million for capital expenditures primarily to open 388 new stores and to invest in information systems. In addition, the Company used $8.4 million on acquisitions. During fiscal 2008, the Company used $580.4 million, net of cash acquired, to purchase Micromania and $50.3 million, net of cash acquired, to acquire FRS, The Gamesman Limited and an increased ownership interest in GameStop Group Limited. In addition, during fiscal 2008, $190.2 million of cash was used for capital expenditures primarily to open 674 new stores and to invest in information systems. During fiscal 2007, $177.7 million of cash was used for capital expenditures primarily to open 586 stores and to invest in information systems.

Cash used in financing activities was $154.4 million in fiscal 2009. Cash provided by financing activities was $29.6 million in fiscal 2008 and cash used in financing activities was $124.2 million in fiscal 2007. The cash flows used in financing activities in fiscal 2009 were primarily for the repurchase of $100.0 million in principal amount of the Company’s senior notes and the purchase of $58.4 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010. The cash flows provided by financing activities in fiscal 2008 were due to cash received related to the issuance of shares associated with stock option exercises of $29.0 million and for the excess tax benefits realized from the exercise of stock-based awards of $34.2 million. These cash inflows were offset by the repurchase of $30.0 million in principal amount of the Company’s senior notes. In addition, the Company borrowed $425.0 million related to the acquisition of Micromania and subsequently repaid the balance before the end of fiscal 2008. The cash used in financing activities for fiscal 2007 was primarily due to the repurchase of $20.0 million and $250.0 million in principal amount of the Company’s senior notes and senior floating rate notes, respectively, and the $12.2 million principal payment made in October 2007 on the Barnes & Noble promissory note. These cash outflows were offset by $64.9 million received for the issuance of shares relating to stock option exercises and $93.3 million for the realization of tax benefits relating to the exercise of stock-based awards.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 30, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 2009 fiscal year, the Company borrowed and repaid $115.0 million under the Revolver. As of January 30, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 30, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $16.0 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of January 30, 2010, the unamortized original issue discount was $2.7 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 30, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. and Banc of America Securities LLC. The Term Loan Agreement provided for term loans (“Term Loans”) in the aggregate of $150.0 million, consisting of a $50.0 million secured term loan (“Term Loan A”) and a $100.0 million unsecured term loan (“Term Loan B”). The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5.0% to 5.75% per annum.

In addition to the $150.0 million under the Term Loans, the Company borrowed $275.0 million under the Revolver to complete the acquisition of Micromania in November 2008. As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

As of January 31, 2009 and January 30, 2010, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 388 stores in fiscal 2009. We expect to open approximately 400 stores in fiscal 2010. Capital expenditures for fiscal 2010 are projected to be approximately $215 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations.

Between May 2006 and September 2009, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $200 million of Senior Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $5.3 million, $2.3 million and $12.6 million for the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 31, 2009 and the 52 weeks ended January 30, 2010 were as follows, in millions:

Balance at February 2, 2008	$574.5
Repurchase of Senior Notes, net	(28.8)

Balance at January 31, 2009	$545.7
Repurchase of Senior Notes, net	(98.4)

Balance at January 30, 2010	$447.3

In October 2004, GameStop issued a promissory note in favor of Barnes & Noble in the principal amount of $74.0 million in connection with the repurchase of GameStop’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. The final scheduled principal payment of $12.2 million was made in October 2007, satisfying the promissory note in full.

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

On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from its shareholders for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 368 stores as of January 30, 2010. The Company funded the transaction with cash on hand, a draw on the Revolver totaling $275.0 million, and the Term Loans.

On November 4, 2009, the Company purchased a controlling interest in Omac Global Medial Limited, an online video game developer and operator, as part of the Company’s overall digital growth strategy. The acquisition in the amount of $3.8 million was accounted for using the acquisition method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $3.8 million, recorded as goodwill.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. Approximately $64.6 million of treasury share purchases were not settled at the end of fiscal 2009 and have been reported in accrued liabilities. Since the end of fiscal 2009, the Company has purchased an additional 6.5 million shares for an average price per share of $19.03.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of January 30, 2010:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Long-Term Debt(1)	$558.0	$36.0	$522.0	$—	$—
Operating Leases	1,265.5	338.7	511.2	260.7	154.9
Purchase Obligations(2)	849.5	849.5	—	—	—

Total	$2,673.0	$1,224.2	$1,033.2	$260.7	$154.9

(1)	The long-term debt consists of $450.0 million (principal value), which bears interest at 8.0% per annum. Amounts include contractual interest payments.

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with R. Richard Fontaine, Executive Chairman, Daniel A. DeMatteo, Chief Executive Officer, J. Paul Raines, Chief Operating Officer and Tony D. Bartel, Executive Vice President — Merchandising and Marketing. The terms of the employment agreements with Messrs. Fontaine and DeMatteo commenced on April 11, 2005 and continued for a period of three years thereafter and were automatically renewed in April 2008 and April 2009 for an additional year each. The term of the employment agreement for Mr. Raines commenced on September 7, 2008 and continues for a period of three years thereafter. The term of the employment agreement for Mr. Bartel commenced on October 24, 2008 and continues for a period of three years thereafter. Each of these employment agreements contains provisions for automatic annual renewals unless either party gives notice of non-renewal at least six months prior to expiration. The employment agreements for Messrs. Fontaine and DeMatteo will automatically renew in April 2010 for a period of one year as no notice of non-renewal was given.

Each of the employment agreements was amended and restated on December 31, 2008 to bring them into compliance with Section 409A of the Internal Revenue Code of 1986, as amended, enacted as part of the American Jobs Creation Act of 2004. The minimum annual salaries during the term of employment under the amended and restated employment agreements for Messrs. Fontaine, DeMatteo, Raines and Bartel shall be no less than $650,000, $535,000, $900,000 and $400,000, respectively. The Board of Directors of the Company has set Messrs. Fontaine’s, DeMatteo’s, Raines’ and Bartel’s annual salaries for fiscal 2010 at $1,200,000, $1,250,000, $950,000 and $610,000, respectively.

As of January 30, 2010, we had standby letters of credit outstanding in the amount of $8.8 million and had bank guarantees outstanding in the amount of $16.0 million, $9.5 million of which are cash collateralized.

As of January 30, 2010, the Company had $35.2 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing 16% were purchased in June 2008 and an additional 16% was purchased in July 2009, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of January 30, 2010, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company operates departments within seven bookstores operated by Barnes & Noble, a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these charges amounted to $1.1 million, $1.3 million and $1.2 million, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com.  The fee paid to Barnes & Noble in connection with this arrangement was $0.4 million, $0.5 million and $0.4 million for the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although the Company secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these allocated charges amounted to $0.2 million, $0.2 million and $0.3 million, respectively.

The Company had a promissory note in the favor of Barnes & Noble in the principal amount of $74.0 million, in connection with the repurchase of the Company’s common stock held by Barnes & Noble in October 2004. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. The final scheduled principal payment of $12.2 million was made in October 2007 and the note has been satisfied in full. Interest expense on the promissory note for the 52 weeks ended February 2, 2008 totaled $0.4 million.

Recent Accounting Standards and Pronouncements

In June 2009, the FASB codified accounting literature into a single source of authoritative principles, except for certain authoritative rules and interpretive releases issued by the SEC which are also sources of authoritative GAAP for SEC registrants, which became effective for our Company in August 2009. Since the codification did not alter existing U.S. GAAP, it did not have an impact on our condensed consolidated financial statements. All references to pre-codified U.S. GAAP have been removed from this Form 10-K.

In March 2008, the FASB amended existing disclosure requirements related to derivative and hedging activities, which became effective for the Company on February 1, 2009 and are being applied prospectively. As a result of the amended disclosure requirements, the Company is required to provide expanded qualitative and quantitative disclosures about derivatives and hedging activities in each interim and annual period. The adoption of the new disclosure requirements had no impact on our consolidated financial statements.

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting guidance resulted in a change in our accounting policy effective February 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change to our accounting policy effective February 1, 2009. The new guidance requires all entities to report noncontrolling interests in subsidiaries as a component of equity in the consolidated financial statements and also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. The new accounting guidance is being applied prospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 30, 2010, the Company recognized an $8.7 million gain in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of January 30, 2010 was a net asset of $11.1 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of January 30, 2010 would result in a (loss) or gain in value of the forwards, options and swaps of ($35.6) million or $35.6 million, respectively.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 30, 2010. The effectiveness of our internal control over financial reporting as of January 30, 2010 has been audited by BDO Seidman, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

(c) Changes in Internal Control Over Financial Reporting

The Company completed the acquisition of Micromania on November 17, 2008 and the results of operations of Micromania are included in the Company’s consolidated financial statements for the period from the date of the acquisition through January 31, 2009 and for the fiscal year ended January 30, 2010. During fiscal year 2009, management completed its assessment of the effectiveness of Micromania’s internal control over financial reporting and included the results of that assessment in its overall assessment of its internal controls over financial reporting. In the process of evaluating the internal controls at Micromania, changes to certain processes, information technology systems, and other components of internal controls resulting from this evaluation occurred. Other than the impact of the acquisition of Micromania, there were no other changes in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In accordance with SEC rules, the Company intends to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above Codes, or any waiver of any provision thereof with respect to any of the executive officers listed in the paragraph above, on the Company’s Web site (www.gamestop.com) within four business days following such amendment or waiver.

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

     *  The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2010 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

The following financial statement schedule for the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended January 31, 2010, January 31, 2009 and February 2, 2008:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged
			to Other	Deductions-
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable	Recoveries	Period
	(In thousands)

Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 30, 2010	$56,567	$48,890	$34,091	$73,049	$66,499
52 Weeks Ended January 31, 2009	59,698	42,979	34,710	80,820	56,567
52 Weeks Ended February 2, 2008	53,816	51,879	28,262	74,259	59,698

Column C(2) consists primarily of amounts received from vendors for defective allowances.

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)

Exhibit
Number	Description

10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(11)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(11)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(11)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(11)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(12)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(14)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.21	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)

Exhibit
Number	Description

10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(15)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial and Executive Officers (17).
14.2	Code of Standards, Ethics and Conduct.
21.1	Subsidiaries.
23.1	Consent of BDO Seidman, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2009, filed with the Securities and Exchange Commission on April 1, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Daniel A. DeMatteo
Daniel A. DeMatteo
Chief Executive Officer

Date: March 30, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Chief Executive Officer and Director (Principal Executive Officer)	March 30, 2010

/s/ R. Richard Fontaine R. Richard Fontaine	Executive Chairman and Director	March 30, 2010

/s/ Robert A. Lloyd Robert A. Lloyd	Interim Chief Financial Officer (Principal Financial and Accounting Officer)	March 30, 2010

/s/ Jerome L. Davis Jerome L. Davis	Director	March 30, 2010

/s/ Steven R. Koonin Steven R. Koonin	Director	March 30, 2010

/s/ Leonard Riggio Leonard Riggio	Director	March 30, 2010

/s/ Michael N. Rosen Michael N. Rosen	Director	March 30, 2010

/s/ Stephanie M. Shern Stephanie M. Shern	Director	March 30, 2010

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	March 30, 2010

Name	Capacity	Date

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	March 30, 2010

/s/ Edward A. Volkwein Edward A. Volkwein	Director	March 30, 2010

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	March 30, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 30, 2010 and January 31, 2009 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of January 30, 2010 and January 31, 2009, and the results of its operations and its cash flows for the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in fiscal 2007 the Company changed its method of accounting for uncertainty in income taxes.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 30, 2010 expressed an unqualified opinion thereon.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 30, 2010

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of January 30, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of the Annual Report on Form 10-K, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 30, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 30, 2010 and January 31, 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 30, 2010, January 31, 2009, and February 2, 2008. Our report dated March 30, 2010 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO SEIDMAN, LLP
BDO Seidman, LLP

Dallas, Texas
March 30, 2010

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 30,	January 31,
	2010	2009
	(In thousands)

ASSETS
Current assets:
Cash and cash equivalents	$905,418	$578,141
Receivables, net	64,006	65,981
Merchandise inventories, net	1,053,553	1,075,792
Deferred income taxes — current	21,229	23,615
Prepaid expenses	59,434	59,101
Other current assets	23,664	15,411

Total current assets	2,127,304	1,818,041

Property and equipment:
Land	11,569	10,397
Buildings and leasehold improvements	522,965	454,651
Fixtures and equipment	711,477	619,845

Total property and equipment	1,246,011	1,084,893
Less accumulated depreciation and amortization	661,810	535,639

Net property and equipment	584,201	549,254
Goodwill, net	1,946,513	1,833,011
Other intangible assets	259,860	247,790
Other noncurrent assets	37,449	35,398

Total noncurrent assets	2,828,023	2,665,453

Total assets	$4,955,327	$4,483,494

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$961,673	$1,047,963
Accrued liabilities	632,103	498,253
Taxes payable	61,900	16,495

Total current liabilities	1,655,676	1,562,711

Senior notes payable, long-term portion, net	447,343	545,712
Deferred taxes	25,466	7,523
Other long-term liabilities	103,831	96,963

Total long-term liabilities	576,640	650,198

Total liabilities	2,232,316	2,212,909

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,662 and 163,843 shares outstanding, respectively	159	164
Additional paid-in-capital	1,210,539	1,307,453
Accumulated other comprehensive income (loss)	114,704	(57,522)
Retained earnings	1,397,755	1,020,490

Equity attributable to GameStop Corp. stockholders	2,723,157	2,270,585
Equity attributable to noncontrolling interest	(146)	—

Total equity	2,723,011	2,270,585

Total liabilities and stockholders’ equity	$4,955,327	$4,483,494

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share data)

Sales	$9,077,997	$8,805,897	$7,093,962
Cost of sales	6,643,345	6,535,762	5,280,255

Gross profit	2,434,652	2,270,135	1,813,707
Selling, general and administrative expenses	1,635,124	1,445,419	1,182,016
Depreciation and amortization	162,495	145,004	130,270
Merger-related expenses	—	4,593	—

Operating earnings	637,033	675,119	501,421
Interest income	(2,177)	(11,619)	(13,779)
Interest expense	45,354	50,456	61,553
Debt extinguishment expense	5,323	2,331	12,591

Earnings before income tax expense	588,533	633,951	441,056
Income tax expense	212,804	235,669	152,765

Consolidated net income	375,729	398,282	288,291
Net loss attributable to noncontrolling interests	1,536	—	—

Consolidated net income attributable to GameStop	$377,265	$398,282	$288,291

Basic net income per common share(1)	$2.29	$2.44	$1.82

Diluted net income per common share(1)	$2.25	$2.38	$1.75

Weighted average shares of common stock — basic	164,525	163,190	158,226

Weighted average shares of common stock — diluted	167,875	167,671	164,844

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	GameStop Corp Shareholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total

Balance at February 3, 2007	152,305	$152	$1,021,903	$3,227	$350,596	$—	$1,375,878
Cumulative effect of change in accounting principle	—	—	—	—	(16,679)	—	(16,679)

Balance at February 4, 2007, adjusted	152,305	152	1,021,903	3,227	333,917	—	1,359,199
Comprehensive income:
Net income for the 52 weeks ended February 2, 2008	—	—	—	—	288,291	—	288,291
Foreign currency translation	—	—	—	28,376	—	—	28,376

Total comprehensive income							316,667
Stock-based compensation	—	—	26,911	—	—	—	26,911
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $94,786)	8,702	9	159,660	—	—	—	159,669

Balance at February 2, 2008	161,007	161	1,208,474	31,603	622,208	—	1,862,446
Comprehensive income:
Net income for the 52 weeks ended January 31, 2009	—	—	—	—	398,282	—	398,282
Foreign currency translation	—	—	—	(89,125)	—	—	(89,125)

Total comprehensive income							309,157
Stock-based compensation	—	—	35,354	—	—	—	35,354
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $37,562)	2,836	3	63,625	—	—	—	63,628

Balance at January 31, 2009	163,843	164	1,307,453	(57,522)	1,020,490	—	2,270,585
Purchase of subsidiary shares from noncontrolling interest	—	—	(5,124)	—	—	1,390	(3,734)
Comprehensive income:
Net income (loss) for the 52 weeks ended January 30, 2010	—	—	—	—	377,265	(1,536)	375,729
Foreign currency translation	—	—	—	172,226	—	—	172,226

Total comprehensive income							547,955
Stock-based compensation	—	—	37,811	—	—	—	37,811
Purchase of treasury stock	(6,115)	(6)	(122,989)	—	—	—	(122,995)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $310)	934	1	(6,612)	—	—	—	(6,611)

Balance at January 30, 2010	158,662	$159	$1,210,539	$114,704	$1,397,755	$(146)	$2,723,011

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Consolidated net income	$375,729	$398,282	$288,291
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	164,126	146,363	131,277
Provision for inventory reserves	48,890	42,979	51,879
Amortization and retirement of deferred financing fees and issue discounts	5,003	3,735	6,831
Stock-based compensation expense	37,811	35,354	26,911
Deferred income taxes	(1,210)	(24,701)	(13,151)
Excess tax (benefits) expense realized from exercise of stock-based awards	362	(34,174)	(93,322)
Loss on disposal of property and equipment	4,377	5,193	8,205
Changes in other long-term liabilities	7,573	8,337	14,021
Change in the value of foreign exchange contracts	(3,891)	9,992	(8,575)
Changes in operating assets and liabilities, net
Receivables, net	4,217	(2,901)	(19,903)
Merchandise inventories	29,602	(209,442)	(143,525)
Prepaid expenses and other current assets	2,040	(10,111)	(3,590)
Prepaid income taxes and accrued income taxes payable	54,556	43,864	121,014
Accounts payable and accrued liabilities	(85,012)	136,465	127,683

Net cash flows provided by operating activities	644,173	549,235	494,046

Cash flows from investing activities:
Purchase of property and equipment	(163,759)	(183,192)	(175,569)
Acquisitions, net of cash acquired	(8,357)	(630,706)	1,061
Other	(15,130)	(6,974)	(2,116)

Net cash flows used in investing activities	(187,246)	(820,872)	(176,624)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	(30,000)	(270,000)
Purchase of treasury shares	(58,380)	—	—
Borrowings from the revolver	115,000	—	—
Repayment of revolver borrowings	(115,000)	—	—
Borrowings for acquisition	—	425,000	—
Repayments of acquisition borrowings	—	(425,000)	(12,173)
Issuance of shares relating to stock options	4,459	28,950	64,883
Excess tax benefits (expense) realized from exercise of stock-based awards	(362)	34,174	93,322
Other	(134)	(3,500)	(263)

Net cash flows provided by (used in) financing activities	(154,417)	29,624	(124,231)

Exchange rate effect on cash and cash equivalents	24,767	(37,260)	11,820

Net increase (decrease) in cash and cash equivalents	327,277	(279,273)	205,011
Cash and cash equivalents at beginning of period	578,141	857,414	652,403

Cash and cash equivalents at end of period	$905,418	$578,141	$857,414

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game systems and software and PC entertainment software and related accessories primarily through its GameStop and EB Games stores. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr, and publish Game Informer Magazine. The Company’s stores, which totaled 6,450 at January 30, 2010, are located in major regional shopping malls and strip centers. The Company operates in four business segments, which are the United States, Australia, Canada and Europe.

The Company is a Delaware corporation, formerly known as GSC Holdings Corp., and has grown through a business combination (the “EB merger”) of GameStop Holdings Corp., formerly known as GameStop Corp., and Electronics Boutique Holdings Corp. (“EB”), which was completed on October 8, 2005. The Company also has grown through acquisitions, including the purchase in November 2008 of SFMI Micromania SAS (“Micromania”), a leading retailer of video and computer games in France.

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands unless otherwise indicated.

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2009 consisted of the 52 weeks ended on January 30, 2010. Fiscal 2008 consisted of the 52 weeks ended on January 31, 2009. Fiscal 2007 consisted of the 52 weeks ended on February 2, 2008. The Company’s operating results for fiscal 2009 include 52 weeks of Micromania’s results and the operating results for fiscal 2008 include 11 weeks of Micromania’s results.

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

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, the Company invests in money market

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

investment funds holding direct U.S. Treasury obligations. The Company held such cash equivalents as of January 30, 2010.

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 30, 2010 and January 31, 2009 were $66,499 and $56,567, respectively.

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

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 30, 2010 have not been material.

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed at the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized in the amount of the excess. The Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2007, fiscal 2008 and fiscal 2009 and concluded that none of its goodwill was impaired. Note 8 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.

Other Intangible Assets

Other intangible assets consist primarily of tradenames, leasehold rights and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-life intangible asset exceeds its fair value as determined by its discounted cash flows, such individual indefinite-life intangible asset is written down by the amount of the excess. The Company completed its annual impairment tests of indefinite-life intangible assets as of the first day of the fourth quarter of fiscal 2007, fiscal 2008 and fiscal 2009 and concluded that none of its intangible assets were impaired.

Tradenames which were recorded as a result of the Micromania acquisition are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. Note 8 provides additional information related to the Company’s intangible assets.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale and is stated net of sales discounts. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for magazine subscriptions and deferred financing plans are included in accrued liabilities (see Note 7).

Revenues do not include sales taxes or other taxes collected from customers.

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these purchasing, receiving and distribution costs amounted to $63,589, $57,037 and $43,928, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these processing fees amounted to $63,059, $65,493 and $55,215, respectively.

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

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008 were $57,681, $46,708 and $26,243, respectively. During fiscal 2007, the Company launched a new marketing campaign for television, radio and print to promote the GameStop brand and its brand tagline, “Power to the Players.”

Income Taxes

Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued accounting guidance that clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. This guidance prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted the provisions of this accounting guidance and changed our accounting policy effective on February 4, 2007. As a result, we recorded an approximate $16,679 increase in accrued income taxes in our consolidated balance sheet for

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

unrecognized tax benefits, which was accounted for as a cumulative effect adjustment to the February 4, 2007 balance of retained earnings (see Note 12).

U.S. income taxes have not been provided on $353,465 of undistributed earnings of foreign subsidiaries as of January 30, 2010. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.

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

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $3,891, ($9,993) and $8,575 for the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The foreign currency transaction gains in fiscal 2009 and fiscal 2007 are primarily due to the decrease in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally, primarily the euro, the Canadian dollar and the Australian dollar. The foreign currency transaction losses in fiscal 2008 are primarily related to the increase in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally, primarily the euro, the Canadian dollar and the Australian dollar. The net foreign currency transaction loss in the 52 weeks ended January 31, 2009 included a $3,545 net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition recorded in merger-related expenses.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps, (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities (see Note 5).

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. Note 4 provides additional information regarding net earnings per common share.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company records share-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The weighted-average fair values of the options granted during the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008 were estimated at $9.45, $15.45 and $10.16, respectively, using the following assumptions:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Volatility	47.9%	38.2%	40.5%
Risk-free interest rate	1.5%	2.4%	4.8%
Expected life (years)	3.5	3.5	4.0
Expected dividend yield	0%	0%	0%

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

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. Note 5 provides additional information regarding the Company’s fair values of our financial assets and liabilities.

Guarantees

The Company had bank guarantees relating to international store leases totaling $15,982 as of January 30, 2010 and $12,930 as of January 31, 2009.

Vendor Concentration

The Company’s largest vendors worldwide are Nintendo, Sony Computer Entertainment, Microsoft, Electronic Arts, Inc. and Activision, which accounted for 23%, 17%, 12%, 12% and 11%, respectively, of the Company’s new product purchases in fiscal 2009 and 25%, 13%, 13%, 11% and less than 10%, respectively, in fiscal 2008.

Stock Split

On February 9, 2007, the Board of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007 (the “Stock Split”). The effect of the Stock Split has been retroactively applied to all periods presented in the consolidated financial statements and notes thereto.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

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

In December 2007, the FASB amended its guidance on accounting for business combinations. The new accounting guidance amends the principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. It also establishes disclosure requirements to enable the evaluation of the nature and financial effects of the business combination. The new accounting guidance resulted in a change in our accounting policy effective February 1, 2009, and is being applied prospectively to all business combinations subsequent to the effective date. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements and the impact that its adoption will have on our consolidated financial statements in future periods will depend on the nature and size of business combinations completed subsequent to the date of adoption.

In December 2007, the FASB issued new accounting and disclosure guidance related to noncontrolling interests in subsidiaries (previously referred to as minority interests), which resulted in a change to our accounting policy effective February 1, 2009. The new guidance requires all entities to report noncontrolling interests in subsidiaries as a component of equity in the consolidated financial statements and also establishes disclosure requirements that clearly identify and distinguish between controlling and noncontrolling interests and requires the separate disclosure of income attributable to controlling and noncontrolling interests. The new accounting guidance is being applied prospectively. The adoption of this new accounting policy did not have a significant impact on our consolidated financial statements.

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

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580,407, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 368 locations, 328 of which were operating upon acquisition. The Company funded the transaction with cash on hand, funds drawn against its existing $400,000 credit agreement (the “Revolver”) totaling $275,000, and term loans totaling $150,000 under a junior term loan facility (the “Term Loans”). As of January 31, 2009, all of the borrowings against the Revolver and the Term Loans have been repaid. The purpose of the acquisition was to expand the Company’s presence in Europe. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the results of Micromania from the date of acquisition and are reported in the European segment. The purchase price has been allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows as of November 17, 2008:

November 17,
2008
(In thousands)

Current assets	$187,662
Property, plant & equipment	34,164
Goodwill	415,258
Intangible assets:
Tradename	131,560
Leasehold rights and interests	103,955

Total intangible assets	235,515
Other long-term assets	7,786
Current liabilities	(223,171)
Long-term liabilities	(76,807)

Total purchase price	$580,407

In determining the purchase price allocation, management considered, among other factors, the Company’s intention to use the acquired assets. The total weighted-average amortization period for the intangible assets, excluding goodwill and the Micromania tradename, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. None of the goodwill is deductible for income tax purposes. Note 8 provides additional information concerning goodwill and intangible assets.

Merger-related expenses totaling $4,593 shown in the fiscal 2008 statements of operations include a net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition and other costs considered to be of a one-time or short-term nature which are included in operating earnings.

The acquisition of Micromania is an important part of the Company’s European and overall growth strategy and gives the Company an immediate entrance into the second largest video game market in Europe. The amount the Company paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and its infrastructure, (ii) the geographical benefits from adding stores in a new large, growing market without cannibalizing existing sales, (iii) expanding the Company’s expertise in the European video game market as a whole, and (iv) increasing the Company’s impact on the European market, including increasing the Company’s purchasing power.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

On November 4, 2009, the Company purchased a controlling interest in Omac Global Medial Limited, an online video game developer and operator, as part of the Company’s overall digital growth strategy. The acquisition in the amount of $3,790 was accounted for using the acquisition method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $3,763, recorded as goodwill.

The pro forma effect assuming the above acquisitions were made at the beginning of fiscal 2007 is not material to the Company’s consolidated financial statements.

3.	Vendor Arrangements

The Company and approximately 50 of its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. The Company’s accounting for cooperative advertising arrangements and other vendor marketing programs results in a portion of the consideration received from the Company’s vendors reducing the product costs in inventory rather than as an offset to the Company’s marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applied this ratio to the value of inventory in determining the amount of vendor reimbursements to be recorded as a reduction to inventory reflected on the balance sheet.

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

Specific, incremental and identifiable advertising and promotional costs were $92,952, $92,083 and $76,074 in the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $116,877, $125,115 and $92,425 for the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. The amounts deferred as a reduction in inventory were $654 and $3,193 for the 52 weeks ended January 30, 2010 and January 31, 2009, respectively. The amount recognized as income related to the capitalization of excess vendor allowances was $6,113 for the 52 weeks ended February 2, 2008.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Computation of Net Income per Common Share

As of February 3, 2007, the Company had two classes of common stock. Subsequent to February 3, 2007, the Company completed the conversion of Class B common stock to Class A common stock and the Stock Split and now has only Class A common stock outstanding. A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands, except per share data)

Net income attributable to GameStop	$377,265	$398,282	$288,291

Weighted average common shares outstanding	164,525	163,190	158,226
Dilutive effect of options and warrants on common stock	3,350	4,481	6,618

Common shares and dilutive potential common shares	167,875	167,671	164,844

Net income per common share:
Basic	$2.29	$2.44	$1.82

Diluted	$2.25	$2.38	$1.75

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

52 Weeks Ended January 30, 2010	3,218	$26.02 - 49.95	2011 - 2019
52 Weeks Ended January 31, 2009	2,473	$26.68 - 49.95	2010 - 2018
52 Weeks Ended February 2, 2008	—	—	—

5.	Fair Value Measurements and Financial Instruments

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

for the underlying instruments, as well as other relevant economic measures. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets, in thousands:

	January 30, 2010	January 31, 2009
	Level 2	Level 2

Assets
Foreign Currency Contracts	$20,062	$12,104
Company-owned life insurance	2,584	2,134

Total assets	$22,646	$14,238

Liabilities
Foreign Currency Contracts	$8,991	$11,766
Nonqualified deferred compensation	762	905

Total liabilities	$9,753	$12,671

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

The fair values of derivative instruments not receiving hedge accounting treatment in the consolidated balance sheets presented herein were as follows, in thousands:

	January 30, 2010	January 31, 2009

Assets
Foreign Currency Contracts
Other current assets	$20,062	$12,104
Liabilities
Foreign Currency Contracts
Accrued liabilities	(8,991)	(10,164)
Other long-term liabilities	—	(1,602)

Total derivatives	$11,071	$338

As of January 30, 2010, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $643,490 and a net notional value of $356,561. For the 52 weeks ended January 30, 2010, the Company recognized gains of $8,683 in selling, general and administrative expenses related to the trading of derivative instruments. As of January 31, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $389,447 and a net notional value of $189,205. For the 52 weeks

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

ended January 31, 2009, the Company recognized gains of $5,494 in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of January 30, 2010, the senior notes payable had a carrying value of $447,343 and a fair value of $465,975. As of January 31, 2009, the senior notes payable had a carrying value of $545,712 and a fair value of $547,250.

6.	Receivables, Net

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

	January 30,	January 31,
	2010	2009
	(In thousands)

Bankcard receivables	$51,460	$45,650
Other receivables	15,931	24,097
Allowance for doubtful accounts	(3,385)	(3,766)

Total receivables, net	$64,006	$65,981

7.	Accrued Liabilities

Accrued liabilities consisted of the following:

	January 30,	January 31,
	2010	2009
	(In thousands)

Customer liabilities	$199,175	$163,904
Deferred revenue	61,203	42,936
Accrued rent	18,690	20,760
Accrued interest	15,862	18,416
Employee compensation and related taxes	89,771	83,475
Other taxes	63,692	61,434
Settlement of treasury share purchases	64,615	—
Other accrued liabilities	119,095	107,328

Total accrued liabilities	$632,103	$498,253

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended January 31, 2009 and the 52 weeks ended January 30, 2010 were as follows:

	United States	Canada	Australia	Europe	Total
	(In thousands)

Balance at February 2, 2008	$1,096,622	$116,818	$147,224	$41,776	$1,402,440
Goodwill acquired, net	—	—	423	459,244	459,667
Foreign currency translation adjustment	—	(4,847)	(22,084)	(2,165)	(29,096)

Balance at January 31, 2009	1,096,622	111,971	125,563	498,855	1,833,011
Goodwill acquired, net	3,763	—	—	2,561	6,324
Foreign currency translation adjustment	(220)	16,589	48,564	42,245	107,178

Balance at January 30, 2010	$1,100,165	$128,560	$174,127	$543,661	$1,946,513

There were no impairments to goodwill during the 52 weeks ended January 30, 2010 and January 31, 2009.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of deferred financing fees and other intangible assets for the 52 weeks ended January 31, 2009 and January 30, 2010 were as follows:

	Deferred	Other
	Financing Fees	Intangible Assets
	(In thousands)

Balance at February 2, 2008	$8,963	$14,214
Addition for revolving credit facility amendment	1,025	—
Addition for term loan facility fee	2,525	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 9)	(337)	—
Addition of non-compete agreement	—	2,987
Addition of tradename from Micromania acquisition	—	133,231
Addition of leasehold rights from Micromania acquisition	—	105,292
Amortization for the 52 weeks ended January 31, 2009	(3,256)	(7,934)

Balance at January 31, 2009	8,920	247,790
Addition for revolving credit facility amendment	134	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 9)	(808)	—
Addition of leasehold rights	—	7,339
Adjustment for foreign currency translation	—	19,901
Amortization for the 52 weeks ended January 30, 2010	(2,566)	(15,170)

Balance at January 30, 2010	$5,680	$259,860

The gross carrying value and accumulated amortization of deferred financing fees as of January 30, 2010 were $18,798 and $13,118, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Other
Year Ended	Financing Fees	Intangible Assets
	(In thousands)

January 2011	$2,420	$13,411
January 2012	2,420	11,625
January 2013	840	10,927
January 2014	—	10,539
January 2015	—	10,456

	$5,680	$56,958

9.	Debt

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of January 30, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 2009 fiscal year, the Company borrowed and repaid $115,000 under the Revolver. As of January 30, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,821.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 30, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $15,983.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of January 30, 2010, the unamortized original issue discount was $2,657. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 30, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and September 2009, the Company repurchased and redeemed the $300,000 of Senior Floating Rate Notes and $200,000 of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $5,323, $2,331 and $12,591 for the 52 week periods ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 31, 2009 and the 52 weeks ended January 30, 2010 were as follows, in thousands:

Balance at February 2, 2008	$574,473
Repurchase of Senior Notes, net	(28,761)

Balance at January 31, 2009	$545,712
Repurchase of Senior Notes, net	(98,369)

Balance at January 30, 2010	$447,343

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. and Banc of America Securities LLC. The Term Loan Agreement provided for term loans (“Term Loans”) in the aggregate of $150,000, consisting of a $50,000 secured term loan (“Term Loan A”) and a $100,000 unsecured term loan (“Term Loan B”). The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5.0% to 5.75% per annum.

In addition to the $150,000 under the Term Loans, the Company borrowed $275,000 under the Revolver to complete the acquisition of Micromania in November 2008. As of January 31, 2009, the Revolver and the Term Loans were repaid in full.

In October 2004, GameStop issued a promissory note in favor of Barnes & Noble, Inc. (“Barnes & Noble”) in the principal amount of $74,020 in connection with the repurchase of the Company’s common stock held by Barnes & Noble. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. The final scheduled principal payment of $12,173 was made in October 2007, satisfying the promissory note in full.

As of January 31, 2009 and January 30, 2010, the only long-term debt outstanding was the Senior Notes.

The maturity on the $450,000 Senior Notes, gross of the unamortized original issue discount of $2,657, occurs in the fiscal year ending January 2013.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Approximate rental expenses under operating leases were as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Minimum	$354,310	$303,727	$255,259
Percentage rentals	22,580	22,927	19,968

	$376,890	$326,654	$275,227

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 30, 2010 are approximately:

Year Ended	Amount
(In thousands)

January 2011	$338,745
January 2012	282,537
January 2013	228,683
January 2014	160,224
January 2015	100,420
Thereafter	154,933

$1,265,542

11.	Commitments and Contingencies

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal.

The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit if the plaintiffs’ appeal is successful.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various other legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. Management does not believe that any such other legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16% were purchased in June 2008 and in July 2009 an additional 16% was purchased, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

12.	Income Taxes

The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Current tax expense:
Federal	$162,339	$201,438	$120,606
State	12,119	18,933	13,436
Foreign	39,556	39,999	31,874

	214,014	260,370	165,916

Deferred tax expense (benefit):
Federal	219	(15,858)	(2,582)
State	1,496	(7,468)	(1,805)
Foreign	(2,925)	(1,375)	(8,764)

	(1,210)	(24,701)	(13,151)

Total income tax expense	$212,804	$235,669	$152,765

The components of earnings before income tax expense consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

United States	$508,961	$532,787	$364,929
International	79,572	101,164	76,127

Total	$588,533	$633,951	$441,056

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.5	1.1	0.5
Foreign income taxes	1.5	0.5	(0.8)
Other (including permanent differences)	(1.8)	0.6	(0.1)

	36.2%	37.2%	34.6%

The Company’s effective tax rate decreased from 37.2% in the 52 weeks ended January 31, 2009 to 36.2% in the 52 weeks ended January 30, 2010, primarily due to audit settlements and statute expirations. The Company’s effective tax rate increased from 34.6% in the 52 weeks ended February 2, 2008 to 37.2% in the 52 weeks ended January 31, 2009, primarily due to expenses related to the mergers and acquisitions and associated corporate structuring. Valuation allowances on foreign net operating losses were released during fiscal 2007 upon such subsidiaries attaining profitability.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components:

	January 30,	January 31,
	2010	2009
	(In thousands)

Deferred tax asset:
Fixed assets	$29,785	$32,460
Inventory obsolescence reserve	17,371	16,580
Deferred rents	14,738	13,001
Stock-based compensation	22,652	27,081
Net operating losses	12,250	15,283
Other	9,979	13,565

Total deferred tax assets	106,775	117,970

Deferred tax liabilities:
Goodwill	(37,897)	(34,033)
Prepaid expenses	(3,956)	(4,392)
Acquired intangible assets	(63,466)	(60,576)
Valuation allowance	(2,037)	—
Other	(3,656)	(2,877)

Total deferred tax liabilities	(111,012)	(101,878)

Net	$(4,237)	$16,092

Financial statements:
Current deferred tax assets	$21,229	$23,615

Deferred tax liabilities	$(25,466)	$(7,523)

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) commenced an examination of the Company’s U.S. income tax returns for the fiscal years ended on February 3, 2007 and February 2, 2008 during fiscal 2009. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 28, 2006. The IRS completed an examination of EB’s U.S. income tax return for the short year ended October 8, 2005 during fiscal 2009. EB is no longer subject to U.S. federal income tax examination by tax authorities for fiscal years prior to and including the short year ended October 8, 2005.

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

As of January 30, 2010, the gross amount of unrecognized tax benefits was approximately $35,184. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of approximately $28,245, exclusive of any benefits related to interest and penalties.

A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in thousands):

	January 30,	January 31,	February 2,
	2010	2009	2008

Beginning balance of unrecognized tax benefits	$32,234	$24,225	$25,250
Increases related to current period tax positions	4,972	974	132
Increases (decreases) related to prior period tax positions	8,139	8,667	(116)
Reductions as a result of a lapse of the applicable statute of limitations	(1,542)	(1,072)	(1,041)
Reductions as a result of settlements with taxing authorities	(8,619)	(560)	—

Ending balance of unrecognized tax benefits	$35,184	$32,234	$24,225

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 30, 2010, January 31, 2009 and February 2, 2008 the Company had approximately $6,939, $5,656 and $3,674, respectively, in interest and penalties related to unrecognized tax benefits accrued of which approximately $1,417, $2,276 and $572 of benefit was recognized through income tax expense in the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008, respectively. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company’s effective tax rate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

13.	Stock Incentive Plan

Effective June 2009, the Company’s stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “Incentive Plan”) to provide for issuance under the Incentive Plan of the Company’s Class A common stock. The Incentive Plan provides a maximum aggregate amount of 46,500 shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable ratably over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares.

Stock Options

A summary of the status of the Company’s stock options is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Thousands of shares)

Balance, February 3, 2007	18,756	$8.64
Granted	939	$26.68
Exercised	(8,480)	$7.65
Forfeited	(350)	$20.16

Balance, February 2, 2008	10,865	$10.60

Granted	1,362	$49.95
Exercised	(2,279)	$12.70
Forfeited	(257)	$36.12

Balance, January 31, 2009	9,691	$14.96

Granted	1,419	$26.02
Exercised	(302)	$14.77
Forfeited	(226)	$35.61

Balance, January 30, 2010	10,582	$16.00

The following table summarizes information as of January 30, 2010 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(000s)	Life (Years)	Price	(000s)	Price

$ 1.76 - $ 2.25	3,507	1.36	$2.25	3,507	$2.25
$ 5.90 - $ 8.24	235	3.67	$6.99	235	$6.99
$ 9.00 - $10.63	2,291	4.24	$9.70	2,291	$9.70
$17.94 - $20.68	1,477	5.96	$20.24	1,477	$20.24
$26.02 - $26.68	1,929	8.40	$26.22	372	$26.68
$49.95 - $49.95	1,143	8.02	$49.95	387	$49.95

$ 1.76 - $49.95	10,582	4.68	$16.00	8,269	$11.00

The total intrinsic value of options exercised during the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 was $3,699, $87,864, and $264,094, respectively. The intrinsic value of options exercisable and options outstanding was $87,945 as of January 30, 2010.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company included compensation expense relating to the grant of these options in the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $11,502, $15,423 and $15,803, respectively, in selling, general and administrative expenses. As of January 30, 2010, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was $13,296 which is expected to be recognized over a weighted average period of 1.6 years.

Subsequent to the fiscal year ended January 30, 2010, an additional 1,177 options to purchase the Company’s Class A common stock at an exercise price of $20.32 per share were granted under the Incentive Plan. The options vest in equal installments over three years and expire in February 2020.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of the Company’s restricted stock awards activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Thousands of shares)

Nonvested shares at February 3, 2007	582	$20.61
Granted	974	$27.09
Vested	(223)	$20.07
Forfeited	(32)	$24.28

Nonvested shares at February 2, 2008	1,301	$25.46

Granted	602	$49.20
Vested	(556)	$16.57
Forfeited	(56)	$29.53

Nonvested shares at January 31, 2009	1,291	$35.89

Granted	622	$25.82
Vested	(632)	$31.91
Forfeited	(26)	$33.78

Nonvested shares at January 30, 2010	1,255	$32.94

The restricted stock granted in the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008 vest in equal installments over three years.

During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $26,309, $19,931 and $11,108, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 30, 2010, there was $19,770 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

Subsequent to the fiscal year ended January 30, 2010, an additional 683 shares of restricted stock were granted under the Incentive Plan, which vest over three years.

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, up to a maximum of $16.5 a year, of their eligible gross cash compensation

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, were $3,323, $2,736 and $2,235, respectively.

15.	Certain Relationships and Related Transactions

The Company operates departments within seven bookstores operated by Barnes & Noble, a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these charges amounted to $1,077, $1,276 and $1,221, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, the fee to Barnes & Noble totaled $374, $498 and $382, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Management deemed the allocation methodology to be reasonable. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 52 weeks ended January 30, 2010, January 31, 2009 and February 2, 2008, these allocated charges amounted to $179, $164 and $287, respectively.

The Company had a promissory note in favor of Barnes & Noble in the principal amount of $74,020 in connection with the repurchase of the Company’s common stock held by Barnes & Noble in October 2004. The note was unsecured and bore interest at 5.5% per annum, payable with each principal installment. The final scheduled principal payment of $12,173 was made in October 2007 and the note has been satisfied in full. Interest expense on the promissory note for the 52 weeks ended February 2, 2008 totaled $444.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 30,		January 31,		February 2,
	2010		2009		2008
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,756.5	19.3%	$1,860.2	21.1%	$1,668.9	23.5%
New video game software	3,730.9	41.1%	3,685.0	41.9%	2,800.7	39.5%
Used video game products	2,394.1	26.4%	2,026.6	23.0%	1,586.7	22.4%
Other	1,196.5	13.2%	1,234.1	14.0%	1,037.7	14.6%

Total	$9,078.0	100.0%	$8,805.9	100.0%	$7,094.0	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 30,		January 31,		February 2,
	2010		2009		2008
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$113.5	6.5%	$112.6	6.1%	$108.2	6.5%
New video game software	795.0	21.3%	768.4	20.9%	581.7	20.8%
Used video game products	1,121.2	46.8%	974.5	48.1%	772.2	48.7%
Other	405.0	33.8%	414.6	33.6%	351.6	33.9%

Total	$2,434.7	26.8%	$2,270.1	25.8%	$1,813.7	25.6%

17.	Segment Information

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

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended January 30, 2010	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,275.0	$491.4	$530.2	$1,781.4	$—	$9,078.0
Depreciation and amortization	102.1	7.4	9.4	43.6	—	162.5
Operating earnings	488.8	35.0	46.0	67.2	—	637.0
Interest income	(51.5)	—	(1.7)	(1.4)	52.4	(2.2)
Interest expense	44.2	—	0.1	53.5	(52.4)	45.4
Earnings before income tax expense	490.8	35.0	47.5	15.2	—	588.5
Income tax expense	162.5	11.3	14.2	24.8	—	212.8
Goodwill	1,100.2	128.6	174.1	543.6	—	1,946.5
Other long-lived assets	384.1	29.4	33.6	434.4	—	881.5
Total assets	2,864.9	337.8	399.9	1,352.7	—	4,955.3

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended January 31, 2009	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,466.7	$548.2	$520.0	$1,271.0	$—	$8,805.9
Depreciation and amortization	103.6	8.1	9.7	23.6	—	145.0
Operating earnings	530.1	32.6	46.8	65.6	—	675.1
Interest income	(30.0)	(0.9)	(3.1)	(20.0)	42.4	(11.6)
Interest expense	49.8	—	0.2	42.9	(42.4)	50.5
Earnings before income tax expense	534.4	22.4	39.9	37.3	—	634.0
Income tax expense	197.1	7.5	12.3	18.8	—	235.7
Goodwill	1,096.6	112.0	125.6	498.8	—	1,833.0
Other long-lived assets	377.8	28.4	24.6	401.6	—	832.4
Total assets	2,592.5	288.8	290.7	1,311.5	—	4,483.5

	United
Fiscal Year Ended February 2, 2008	States	Canada	Australia	Europe	Other	Consolidated

Sales	$5,438.8	$473.0	$420.8	$761.4	$—	$7,094.0
Depreciation and amortization	100.0	7.9	8.3	14.1	—	130.3
Operating earnings	391.2	35.8	41.8	32.6	—	501.4
Interest income	(21.9)	(2.0)	(3.2)	(12.6)	25.9	(13.8)
Interest expense	61.0	—	0.3	26.2	(25.9)	61.6
Earnings before income tax expense	364.9	26.9	35.0	14.3	—	441.1
Income tax expense	129.7	9.6	10.4	3.1	—	152.8
Goodwill	1,096.6	116.8	147.2	41.8	—	1,402.4
Other long-lived assets	377.5	35.8	34.6	130.8	—	578.7
Total assets	2,742.0	274.7	251.1	508.1	—	3,775.9

18.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 30,	January 31,	February 2,
	2010	2009	2008
	(In thousands)

Cash paid during the period for:
Interest	$44,136	$45,252	$59,357

Income taxes	153,083	204,776	47,792

Subsidiaries acquired:
Goodwill	4,194	459,287	(1,061)
Cash received in acquisition	51	45,650	—
Noncontrolling interests	4,667	—	—
Net assets acquired (or liabilities assumed)	(504)	171,419	—

Cash paid for subsidiaries	$8,408	$676,356	$(1,061)

Other non-cash financing activities:
Treasury stock repurchases settled in Feb. 2010	$64,615	$—	$—

19.	Shareholders’ Equity

On February 7, 2007, following approval by a majority of the Class B common stockholders in a special meeting of the Company’s Class B common stockholders, all outstanding shares of Class B common stock were converted into shares of Class A common stock on a one-for-one basis. In addition, on February 9, 2007, the Board

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of Directors of the Company authorized a two-for-one stock split, effected by a one-for-one stock dividend to stockholders of record at the close of business on February 20, 2007, paid on March 16, 2007.

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

The Company has 5,000 shares of $.001 par value preferred stock authorized for issuance, of which 500 shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At January 30, 2010, there were no shares of Series A Preferred Stock outstanding.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

On January 11, 2010, the Board of Directors of the Company approved a $300,000 share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6,114.5 for an average price per share of $20.12. Approximately $64,615 of treasury share purchases were not settled at the end of fiscal 2009 and have been reported in accrued liabilities. Since the end of fiscal 2009, the Company has purchased an additional 6,527.7 shares for an average price per share of $19.03.

20.	Consolidating Financial Statements

In order to finance the EB merger, as described in Note 9, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect domestic wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following consolidating financial statements present the financial position as of January 30, 2010 and January 31, 2009 and results of operations and cash flows for the fiscal years ended January 30, 2010, January 31, 2009 and February 2, 2008 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
	2010	2010	Eliminations	2010
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$652,965	$252,453	$—	$905,418
Receivables, net	203,122	627,889	(767,005)	64,006
Merchandise inventories, net	570,259	483,294	—	1,053,553
Deferred income taxes — current	18,076	3,153	—	21,229
Prepaid expenses	37,750	21,684	—	59,434
Other current assets	6,007	17,657	—	23,664

Total current assets	1,488,179	1,406,130	(767,005)	2,127,304

Property and equipment:
Land	2,670	8,899	—	11,569
Buildings and leasehold improvements	296,348	226,617	—	522,965
Fixtures and equipment	569,924	141,553	—	711,477

Total property and equipment	868,942	377,069	—	1,246,011
Less accumulated depreciation and amortization	498,534	163,276	—	661,810

Net property and equipment	370,408	213,793	—	584,201
Investment	2,062,677	596,435	(2,659,112)	—
Goodwill, net	1,096,622	849,891	—	1,946,513
Other intangible assets	3,376	256,484	—	259,860
Other noncurrent assets	9,466	27,983	—	37,449

Total noncurrent assets	3,542,549	1,944,586	(2,659,112)	2,828,023

Total assets	$5,030,728	$3,350,716	$(3,426,117)	$4,955,327

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$684,256	$277,417	$—	$961,673
Accrued liabilities	1,039,840	359,268	(767,005)	632,103
Taxes payable	63,988	(2,088)	—	61,900

Total current liabilities	1,788,084	634,597	(767,005)	1,655,676

Senior notes payable, long-term portion, net	447,343	—	—	447,343
Deferred taxes	(15,432)	40,898	—	25,466
Other long-term liabilities	87,722	16,109	—	103,831

Total long-term liabilities	519,633	57,007	—	576,640

Total liabilities	2,307,717	691,604	(767,005)	2,232,316

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,662 shares outstanding	159	—	—	159
Additional paid-in-capital	1,210,539	2,391,781	(2,391,781)	1,210,539
Accumulated other comprehensive income (loss)	114,704	17,754	(17,754)	114,704
Retained earnings	1,397,755	249,577	(249,577)	1,397,755

Equity attributable to GameStop Corp. stockholders	2,723,157	2,659,112	(2,659,112)	2,723,157
Equity (deficit) attributable to noncontrolling interest	(146)	—	—	(146)

Total equity	2,723,011	2,659,112	(2,659,112)	2,723,011

Total liabilities and stockholders’ equity	$5,030,728	$3,350,716	$(3,426,117)	$4,955,327

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$373,178	$204,963	$—	$578,141
Receivables, net	195,677	678,203	(807,899)	65,981
Merchandise inventories, net	637,257	438,535	—	1,075,792
Deferred income taxes — current	21,088	2,527	—	23,615
Prepaid expenses	40,957	18,144	—	59,101
Other current assets	6,262	9,149	—	15,411

Total current assets	1,274,419	1,351,521	(807,899)	1,818,041

Property and equipment:
Land	2,670	7,727	—	10,397
Buildings and leasehold improvements	281,481	173,170	—	454,651
Fixtures and equipment	509,585	110,260	—	619,845

Total property and equipment	793,736	291,157	—	1,084,893
Less accumulated depreciation and amortization	436,068	99,571	—	535,639

Net property and equipment	357,668	191,586	—	549,254

Investment	1,840,987	—	(1,840,987)	—
Goodwill, net	1,096,622	736,389	—	1,833,011
Other intangible assets	7,525	240,265	—	247,790
Other noncurrent assets	12,546	22,852	—	35,398

Total noncurrent assets	3,315,348	1,191,092	(1,840,987)	2,665,453

Total assets	$4,589,767	$2,542,613	$(2,648,886)	$4,483,494

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$736,805	$311,158	$—	$1,047,963
Accrued liabilities	985,240	320,912	(807,899)	498,253
Taxes payable	2,971	13,524	—	16,495

Total current liabilities	1,725,016	645,594	(807,899)	1,562,711

Senior notes payable, long-term portion, net	545,712	—	—	545,712
Deferred taxes	7,523	—	—	7,523
Other long-term liabilities	40,931	56,032	—	96,963

Total long-term liabilities	594,166	56,032	—	650,198

Total liabilities	2,319,182	701,626	(807,899)	2,212,909

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 163,843 shares issued and outstanding	164	—	—	164
Additional paid-in-capital	1,307,453	1,699,630	(1,699,630)	1,307,453
Accumulated other comprehensive income (loss)	(57,522)	(62,896)	62,896	(57,522)
Retained earnings	1,020,490	204,253	(204,253)	1,020,490

Total stockholders’ equity	2,270,585	1,840,987	(1,840,987)	2,270,585

Total liabilities and stockholders’ equity	$4,589,767	$2,542,613	$(2,648,886)	$4,483,494

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
For the 52 Weeks Ended January 30, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)

Sales	$6,274,899	$2,803,098	$—	$9,077,997
Cost of sales	4,554,298	2,089,047	—	6,643,345

Gross profit	1,720,601	714,051	—	2,434,652
Selling, general and administrative expenses	1,103,867	531,257	—	1,635,124
Depreciation and amortization	101,984	60,511	—	162,495

Operating earnings	514,750	122,283	—	637,033
Interest income	(43,774)	(10,915)	52,512	(2,177)
Interest expense	44,240	53,626	(52,512)	45,354
Debt extinguishment expense	5,323	—	—	5,323

Earnings before income tax expense	508,961	79,572	—	588,533
Income tax expense	170,223	42,581	—	212,804

Consolidated net income	338,738	36,991	—	375,729
Net loss attributable to noncontrolling interests	—	1,536	—	1,536

Consolidated net income attributable to GameStop	$338,738	$38,527	$—	$377,265

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)

Sales	$6,466,663	$2,339,234	$—	$8,805,897
Cost of sales	4,767,229	1,768,533	—	6,535,762

Gross profit	1,699,434	570,701	—	2,270,135
Selling, general and administrative expenses	1,034,733	410,686	—	1,445,419
Depreciation and amortization	103,593	41,411	—	145,004
Merger-related expenses	4,593	—	—	4,593

Operating earnings	556,515	118,604	—	675,119
Interest income	(17,446)	(36,995)	42,822	(11,619)
Interest expense	38,844	54,434	(42,822)	50,456
Debt extinguishment expense	2,331	—	—	2,331

Earnings before income tax expense	532,786	101,165	—	633,951
Income tax expense	197,045	38,624	—	235,669

Consolidated net income	335,741	62,541	—	398,282
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$335,741	$62,541	$—	$398,282

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Sales	$5,438,757	$1,655,205	$—	$7,093,962
Cost of sales	4,022,955	1,257,300	—	5,280,255

Gross profit	1,415,802	397,905	—	1,813,707
Selling, general and administrative expenses	899,292	282,724	—	1,182,016
Depreciation and amortization	99,966	30,304	—	130,270

Operating earnings	416,544	84,877	—	501,421
Interest income	(21,893)	(17,754)	25,868	(13,779)
Interest expense	60,917	26,504	(25,868)	61,553
Debt extinguishment expense	12,591	—	—	12,591

Earnings before income tax expense	364,929	76,127	—	441,056
Income tax expense	129,655	23,110	—	152,765

Consolidated net income	235,274	53,017		288,291
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$235,274	$53,017	$—	$288,291

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
For the 52 Weeks Ended January 30, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)

Cash flows from operating activities:
Consolidated net income	$338,738	$36,991	$—	$375,729
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	103,529	60,597	—	164,126
Provision for inventory reserves	35,442	13,448	—	48,890
Amortization and retirement of deferred financing fees and issue discounts	5,003	—	—	5,003
Stock-based compensation expense	37,811	—	—	37,811
Deferred income taxes	1,715	(2,925)	—	(1,210)
Excess tax (benefits) expense realized from exercise of stock-based awards	362	—	—	362
Loss on disposal of property and equipment	2,107	2,270	—	4,377
Changes in other long-term liabilities	8,638	(1,065)	—	7,573
Change in the value of foreign exchange contracts	(3,218)	(673)	—	(3,891)
Changes in operating assets and liabilities, net
Receivables, net	1,391	2,826	—	4,217
Merchandise inventories	31,556	(1,954)	—	29,602
Prepaid expenses and other current assets	2,971	(931)	—	2,040
Prepaid income taxes and accrued income taxes payable	68,819	(14,263)	—	54,556
Accounts payable and accrued liabilities	(83,409)	(1,603)	—	(85,012)

Net cash flows provided by operating activities	551,455	92,718	—	644,173

Cash flows from investing activities:
Purchase of property and equipment	(116,064)	(47,695)	—	(163,759)
Acquisitions, net of cash acquired	—	(8,357)		(8,357)
Other	(1,215)	(13,915)	—	(15,130)

Net cash flows used in investing activities	(117,279)	(69,967)	—	(187,246)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Purchase of treasury shares	(58,380)	—	—	(58,380)
Borrowings from the revolver	115,000	—	—	115,000
Repayment of revolver borrowings	(115,000)	—	—	(115,000)
Issuance of shares relating to stock options	4,459	—	—	4,459
Excess tax benefits (expense) realized from exercise of stock-based awards	(362)	—	—	(362)
Other	(106)	(28)	—	(134)

Net cash flows used in financing activities	(154,389)	(28)	—	(154,417)

Exchange rate effect on cash and cash equivalents	—	24,767	—	24,767

Net increase (decrease) in cash and cash equivalents	279,787	47,490	—	327,277
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$652,965	$252,453	$—	$905,418

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)

Cash flows from operating activities:
Consolidated net income	$335,741	$62,541	$—	$398,282
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	104,880	41,483	—	146,363
Provision for inventory reserves	34,854	8,125	—	42,979
Amortization and retirement of deferred financing fees and issue discounts	3,735	—	—	3,735
Stock-based compensation expense	35,354	—	—	35,354
Deferred income taxes	(23,326)	(1,375)	—	(24,701)
Excess tax benefits realized from exercise of stock-based awards	(34,174)	—	—	(34,174)
Loss on disposal of property and equipment	2,991	2,202	—	5,193
Changes in other long-term liabilities	2,058	6,279	—	8,337
Change in the value of foreign exchange contracts	9,198	794	—	9,992
Changes in operating assets and liabilities, net
Receivables, net	3,246	(648,526)	642,379	(2,901)
Merchandise inventories	(170,250)	(39,192)	—	(209,442)
Prepaid expenses and other current assets	(3,857)	(6,254)	—	(10,111)
Prepaid income taxes and accrued income taxes payable	47,799	(3,935)	—	43,864
Accounts payable and accrued liabilities	751,651	27,193	(642,379)	136,465

Net cash flows provided by (used in) operating activities	1,099,900	(550,665)	—	549,235

Cash flows from investing activities:
Purchase of property and equipment	(117,484)	(65,708)	—	(183,192)
Acquisitions, net of cash acquired	—	(630,706)	—	(630,706)
Other	(1,310,195)	1,303,221	—	(6,974)

Net cash flows used in investing activities	(1,427,679)	606,807	—	(820,872)

Cash flows from financing activities:
Repurchase of notes payable	(30,000)	—	—	(30,000)
Borrowings for acquisition	425,000	—	—	425,000
Repayments of acquisition borrowings	(425,000)	—	—	(425,000)
Issuance of shares relating to stock options	28,950	—	—	28,950
Excess tax benefits realized from exercise of stock-based awards	34,174	—	—	34,174
Other	(3,500)	—	—	(3,500)

Net cash flows provided by financing activities	29,624	—	—	29,624

Exchange rate effect on cash and cash equivalents	—	(37,260)	—	(37,260)

Net increase (decrease) in cash and cash equivalents	(298,155)	18,882	—	(279,273)
Cash and cash equivalents at beginning of period	671,333	186,081	—	857,414

Cash and cash equivalents at end of period	$373,178	$204,963	$—	$578,141

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	February 2,	February 2,		February 2,
For the 52 Weeks Ended February 2, 2008	2008	2008	Eliminations	2008
	(Amounts in thousands)

Cash flows from operating activities:
Consolidated net income	$235,274	$53,017	$—	$288,291
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	100,961	30,316	—	131,277
Provision for inventory reserves	44,728	7,151	—	51,879
Amortization and retirement of deferred financing fees and issue discounts	6,831	—	—	6,831
Stock-based compensation expense	26,911	—	—	26,911
Deferred income taxes	(4,387)	(8,764)	—	(13,151)
Excess tax benefits realized from exercise of stock-based awards	(93,322)	—	—	(93,322)
Loss on disposal of property and equipment	1,960	6,245	—	8,205
Changes in other long-term liabilities	9,670	4,351	—	14,021
Change in the value of foreign exchange contracts	(6,688)	(1,887)	—	(8,575)
Changes in operating assets and liabilities, net
Receivables, net	(8,145)	(11,758)	—	(19,903)
Merchandise inventories	(51,452)	(92,073)	—	(143,525)
Prepaid expenses and other current assets	(6,265)	2,675	—	(3,590)
Prepaid income taxes and accrued income taxes payable	104,502	16,512	—	121,014
Accounts payable and accrued liabilities	(26,230)	153,913	—	127,683

Net cash flows provided by operating activities	334,348	159,698	—	494,046

Cash flows from investing activities:
Purchase of property and equipment	(123,258)	(52,311)	—	(175,569)
Acquisitions, net of cash acquired	1,061	—		1,061
Other	899	(3,015)	—	(2,116)

Net cash flows used in investing activities	(121,298)	(55,326)	—	(176,624)

Cash flows from financing activities:
Repurchase of notes payable	(270,000)	—	—	(270,000)
Repayments of acquisition borrowings	(12,173)	—	—	(12,173)
Issuance of shares relating to stock options	64,883	—	—	64,883
Excess tax benefits realized from exercise of stock-based awards	93,322	—	—	93,322
Other	(263)	—	—	(263)

Net cash flows used in financing activities	(124,231)	—	—	(124,231)

Exchange rate effect on cash and cash equivalents	—	11,820	—	11,820

Net increase in cash and cash equivalents	88,819	116,192	—	205,011
Cash and cash equivalents at beginning of period	582,514	69,889	—	652,403

Cash and cash equivalents at end of period	$671,333	$186,081	$—	$857,414

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 30, 2010 and January 31, 2009. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 30, 2010				Fiscal Year Ended January 31, 2009
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter(1)	Quarter	Quarter(2)	Quarter	Quarter(3)	Quarter	Quarter(4)	Quarter(5)
	(Amounts in thousands, except per share amounts)

Sales	$1,980,753	$1,738,504	$1,834,727	$3,524,013	$1,813,617	$1,804,420	$1,695,746	$3,492,114
Gross profit	542,113	495,406	523,084	874,049	473,406	484,123	473,429	839,177
Operating earnings	128,454	70,956	90,269	347,354	109,903	100,069	85,335	379,812
Net earnings	70,433	38,685	52,225	215,922	62,125	57,163	46,669	232,325
Net earnings per common share — basic	0.43	0.23	0.32	1.31	0.38	0.35	0.29	1.42
Net earnings per common share — diluted	0.42	0.23	0.31	1.29	0.37	0.34	0.28	1.39

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the first quarter of the fiscal year ended January 30, 2010 include debt extinguishment expense of $2,862.

(2)	The results of operations for the third quarter of the fiscal year ended January 30, 2010 include debt extinguishment expense of $2,461.

(3)	The results of operations for the first quarter of the fiscal year ended January 31, 2009 include debt extinguishment expense of $2,331.

(4)	The results of operations for the third quarter of the fiscal year ended January 31, 2009 include merger-related expenses of $16,605 associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

(5)	The results of operations for the fourth quarter of the fiscal year ended January 31, 2009 include merger-related income of $12,012 associated with the change in foreign exchange rates related to the funding of the Micromania acquisition.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)
10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(11)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(11)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005 by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(11)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(11)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(12)

Exhibit
Number		Description

10.15		Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(14)
10.16		Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.17		Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.18		Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.19		Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.20		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.21		Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)
10.22		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.23		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and J. Paul Raines.(15)
12.1		Computation of Ratio of Earnings to Fixed Charges.
14.1		Code of Ethics for Senior Financial and Executive Officers (17).
14.2		Code of Standards, Ethics and Conduct.
21.1		Subsidiaries.
23.1		Consent of BDO Seidman, LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 10-K for the fiscal year ended January 31, 2009, filed with the Securities and Exchange Commission on April 1, 2009.