Form 10-Q
period 2010-05-01
GameStop Corp.
filed 2010-06-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 1, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 3, 2010: 151,540,280

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 1,	May 2,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$431,878	$230,255	$905,418
Receivables, net	36,031	47,265	64,006
Merchandise inventories, net	1,152,043	1,160,769	1,053,553
Deferred income taxes — current	16,561	19,000	21,229
Prepaid expenses	69,216	60,339	59,434
Other current assets	30,612	9,453	23,664

Total current assets	1,736,341	1,527,081	2,127,304

Property and equipment:
Land	11,655	10,801	11,569
Buildings and leasehold improvements	530,188	473,654	522,965
Fixtures and equipment	731,134	645,051	711,477

Total property and equipment	1,272,977	1,129,506	1,246,011
Less accumulated depreciation and amortization	697,645	570,062	661,810

Net property and equipment	575,332	559,444	584,201
Goodwill, net	1,941,306	1,873,503	1,946,513
Other intangible assets	245,725	254,133	259,860
Other noncurrent assets	36,667	36,992	37,449

Total noncurrent assets	2,799,030	2,724,072	2,828,023

Total assets	$4,535,371	$4,251,153	$4,955,327

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$767,490	$775,554	$961,673
Accrued liabilities	485,758	411,099	632,103
Taxes payable	32,154	43,261	61,900

Total current liabilities	1,285,402	1,229,914	1,655,676

Senior notes payable, long-term portion, net	447,567	495,571	447,343
Deferred taxes	19,869	6,308	25,466
Other long-term liabilities	102,680	101,904	103,831

Total long-term liabilities	570,116	603,783	576,640

Total liabilities	1,855,518	1,833,697	2,232,316

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,853, 164,622 and 158,662 shares outstanding, respectively	153	165	159
Additional paid-in-capital	1,091,852	1,317,100	1,210,539
Accumulated other comprehensive income	115,411	9,268	114,704
Retained earnings	1,472,927	1,090,923	1,397,755

Equity attributable to GameStop Corp. stockholders	2,680,343	2,417,456	2,723,157
Equity (deficit) attributable to noncontrolling interest	(490)	—	(146)

Total equity	2,679,853	2,417,456	2,723,011

Total liabilities and stockholders’ equity	$4,535,371	$4,251,153	$4,955,327

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands, except per share data)
	(Unaudited)

Sales	$2,082,697	$1,980,753
Cost of sales	1,511,916	1,438,640

Gross profit	570,781	542,113
Selling, general and administrative expenses	403,836	375,832
Depreciation and amortization	42,513	37,827

Operating earnings	124,432	128,454
Interest income	(787)	(517)
Interest expense	10,361	12,198
Debt extinguishment expense	—	2,862

Earnings before income tax expense	114,858	113,911
Income tax expense	40,019	43,478

Consolidated net income	74,839	70,433
Net loss attributable to noncontrolling interests	333	—

Consolidated net income attributable to GameStop	$75,172	$70,433

Basic net income per common share(1)	$0.49	$0.43

Diluted net income per common share(1)	$0.48	$0.42

Weighted average shares of common stock — basic	153,566	164,474

Weighted average shares of common stock — diluted	156,484	167,972

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total
	(In thousands)
	(Unaudited)

Balance at January 30, 2010	158,662	$159	$1,210,539	$114,704	$1,397,755	$(146)	$2,723,011
Comprehensive income:
Net income (loss) for the 13 weeks ended May 1, 2010	—	—	—	—	75,172	(333)	74,839
Foreign currency translation	—	—	—	707	—	(11)	696

Total comprehensive income							75,535
Stock-based compensation	—	—	7,221	—	—	—	7,221
Purchase of treasury stock	(6,528)	(7)	(124,237)	—	—	—	(124,244)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $2,666)	719	1	(1,671)	—	—	—	(1,670)

Balance at May 1, 2010	152,853	$153	$1,091,852	$115,411	$1,472,927	$(490)	$2,679,853

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$74,839	$70,433
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	42,972	38,213
Amortization and retirement of deferred financing fees and issue discounts	830	1,767
Stock-based compensation expense	7,221	7,337
Deferred income taxes	1,832	2,693
Excess tax expense realized from exercise of stock-based awards	2,702	491
Loss on disposal of property and equipment	2,080	669
Changes in other long-term liabilities	(1,103)	3,080
Change in the value of foreign exchange contracts	(1,209)	11,769
Changes in operating assets and liabilities, net
Receivables, net	27,618	19,788
Merchandise inventories	(101,911)	(62,392)
Prepaid expenses and other current assets	(10,170)	3,028
Prepaid income taxes and accrued income taxes payable	(32,858)	25,861
Accounts payable and accrued liabilities	(270,788)	(391,457)

Net cash flows used in operating activities	(257,945)	(268,720)

Cash flows from investing activities:
Purchase of property and equipment	(35,337)	(36,630)
Other	(689)	(3,973)

Net cash flows used in investing activities	(36,026)	(40,603)

Cash flows from financing activities:
Repurchase of notes payable	—	(50,765)
Purchase of treasury shares	(188,853)	—
Issuance of shares relating to stock options	996	2,770
Excess tax expense realized from exercise of stock-based awards	(2,702)	(491)

Net cash flows used in financing activities	(190,559)	(48,486)

Exchange rate effect on cash and cash equivalents	10,990	9,923

Net decrease in cash and cash equivalents	(473,540)	(347,886)
Cash and cash equivalents at beginning of period	905,418	578,141

Cash and cash equivalents at end of period	$431,878	$230,255

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, unless otherwise indicated, except per share data)
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”), a Delaware corporation, is the world’s largest retailer of video game products and PC entertainment software. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

The unaudited consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 30, 2010 (“fiscal 2009”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 1, 2010 are not indicative of the results to be expected for the 52 weeks ending January 29, 2011 (“fiscal 2010”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The options to purchase common stock granted during the 13 weeks ended May 1, 2010 and May 2, 2009 were 1,177 and 1,419, respectively, with a weighted-average fair value estimated at $7.88 and $9.45, respectively, using the following assumptions:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Volatility	51.6%	47.9%
Risk-free interest rate	1.8%	1.5%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

In the 13 weeks ended May 1, 2010 and May 2, 2009, the Company included compensation expense relating to stock option grants of $2,965 and $2,412, respectively, in selling, general and administrative expenses in the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying condensed consolidated statements of operations. As of May 1, 2010, the unrecognized compensation expense related to the unvested portion of our stock options was $18,475, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during the 13 weeks ended May 1, 2010 and May 2, 2009 were $2,063 and $2,198, respectively.

The restricted stock granted during the 13 weeks ended May 1, 2010 and May 2, 2009 were 683 shares and 571 shares, respectively. The shares had a fair market value of $20.32 and $26.02 per share, respectively, and vest in equal annual installments over three years. During the 13 weeks ended May 1, 2010 and May 2, 2009, the Company included compensation expense relating to the restricted share grants in the amount of $4,256 and $4,925, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 1, 2010, there was $27,288 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

3.	Computation of Net Income Per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
	(In thousands, except per share data)

Net income attributable to GameStop	$75,172	$70,433

Weighted average common shares outstanding	153,566	164,474
Dilutive effect of options and restricted shares on common stock	2,918	3,498

Common shares and dilutive potential common shares	156,484	167,972

Net income per common share:
Basic	$0.49	$0.43

Diluted	$0.48	$0.42

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended May 1, 2010	4,739	$20.32 - 49.95	2010 - 2020
13 Weeks Ended May 2, 2009	3,618	$26.02 - 49.95	2010 - 2018

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets, in thousands:

	May 1, 2010	May 2, 2009	January 30, 2010
	Level 2	Level 2	Level 2

Assets
Foreign Currency Contracts	$27,291	$6,734	$20,062
Company-owned life insurance	2,808	2,174	2,584

Total assets	$30,099	$8,908	$22,646

Liabilities
Foreign Currency Contracts	$6,588	$9,996	$8,991
Nonqualified deferred compensation	826	920	762

Total liabilities	$7,414	$10,916	$9,753

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the consolidated balance sheets presented herein were as follows, in thousands:

	May 1, 2010	May 2, 2009	January 30, 2010

Assets
Foreign Currency Contracts
Other current assets	$27,156	$6,015	$20,062
Other noncurrent assets	135	719	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(6,495)	(9,781)	(8,991)
Other long-term liabilities	(93)	(215)	—

Total derivatives	$20,703	$(3,262)	$11,071

As of May 1, 2010, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $465,892 and a net notional value of $306,542. For the 13 weeks ended May 1, 2010, the Company recognized an $11,914 gain in selling, general and administrative expenses related to the trading of derivative instruments. As of May 2, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $468,113 and a net notional value of $202,823. For the 13 weeks ended May 2, 2009, the Company recognized a $586 loss in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of May 1, 2010, the senior notes payable had a carrying value of $447,567 and a fair value of $463,500. As of May 2, 2009, the senior notes payable had a carrying value of $495,571 and a fair value of $504,227.

5.	Debt

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 1, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 1, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,213.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 1, 2010, there were cash overdrafts of $4,058 outstanding under the Line of Credit and bank guarantees outstanding totaled $15,803.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300,000 aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650,000 aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of Electronics Boutique Holdings Corp. (“EB”) in connection with the merger of the Company and EB (the “EB merger”). In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of May 1, 2010, the unamortized original issue discount was $2,433. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 1, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and September 2009, the Company repurchased and redeemed the $300,000 of Senior Floating Rate Notes and $200,000 of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $2,862 for the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13-week period ended May 2, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

As of May 2, 2009 and May 1, 2010, the only long-term debt outstanding was the Senior Notes. The maturity on the $450,000 Senior Notes, gross of the unamortized original issue discount of $2,433, occurs in the fiscal year ending January 2013.

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service (“IRS”) for years before and including the fiscal year ended January 28, 2006. The IRS completed an examination of EB’s U.S. income tax return for the short year ended October 8, 2005 during fiscal 2009. EB is no longer subject to U.S. federal income tax examination by tax authorities for fiscal years prior to and including the short year ended October 8, 2005.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended May 1, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended May 1, 2010 and May 2, 2009 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company operates departments within seven bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended May 1, 2010 and May 2, 2009, these charges amounted to $226 and $250, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. For the 13 weeks ended May 1, 2010 and May 2, 2009, the fee to Barnes & Noble totaled $62 and $82, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 13 weeks ended May 1, 2010 and May 2, 2009, these allocated charges amounted to $10 and $62, respectively.

8.	Commitments and Contingencies

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit in the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Circuit Court of Fayette, Alabama, against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Moore was found guilty of capital murder in a criminal trial and was sentenced to death in August 2005.

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs have filed their appellate brief in support of their appeal and the defendants have filed their consolidated appellate brief in opposition to the appeal.

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

9.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 1,		May 2,
	2010		2009
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$348.3	16.7%	$395.9	20.0%
New video game software	873.1	41.9%	770.5	38.9%
Used video game products	570.8	27.4%	548.5	27.7%
Other	290.5	14.0%	265.9	13.4%

Total	$2,082.7	100.0%	$1,980.8	100.0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 1,		May 2,
	2010		2009
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$21.2	6.1%	$24.1	6.1%
New video game software	174.5	20.0%	165.5	21.5%
Used video game products	274.4	48.1%	263.6	48.1%
Other	100.7	34.7%	88.9	33.4%

Total	$570.8	27.4%	$542.1	27.4%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer Magazine. Segment results for Canada include retail operations in Canada and segment results for Australia include retail operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 30, 2010. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by operating segment were as follows:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

United States	$1,531,228	$1,474,758
Canada	104,297	97,232
Australia	107,170	91,602
Europe	340,002	317,161

Total	$2,082,697	$1,980,753

Segment operating earnings (loss) were as follows:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

United States	$118,574	$112,546
Canada	3,742	4,804
Australia	2,566	5,623
Europe	(450)	5,481

Total	$124,432	$128,454

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Supplemental Cash Flow Information

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Cash paid during the period for:
Interest	$18,336	$22,502

Income taxes	$71,209	$8,363

12.	Consolidating Financial Statements

In order to finance the EB merger, as described in Note 5, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of May 1, 2010, May 2, 2009 and January 30, 2010 and results of operations and cash flows for the 13 weeks ended May 1, 2010 and May 2, 2009 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
	2010	2010	Eliminations	2010
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$298,783	$133,095	$—	$431,878
Receivables, net	151,551	619,435	(734,955)	36,031
Merchandise inventories, net	673,436	478,607	—	1,152,043
Deferred income taxes — current	13,193	3,368	—	16,561
Prepaid expenses	44,768	24,448	—	69,216
Other current assets	5,882	24,730	—	30,612

Total current assets	1,187,613	1,283,683	(734,955)	1,736,341

Property and equipment:
Land	2,670	8,985	—	11,655
Buildings and leasehold improvements	301,750	228,438	—	530,188
Fixtures and equipment	586,375	144,759	—	731,134

Total property and equipment	890,795	382,182	—	1,272,977
Less accumulated depreciation and amortization	522,091	175,554	—	697,645

Net property and equipment	368,704	206,628	—	575,332
Investment	2,060,673	595,945	(2,656,618)	—
Goodwill, net	1,096,622	844,684	—	1,941,306
Other intangible assets	2,476	243,249	—	245,725
Other noncurrent assets	9,133	27,534	—	36,667

Total noncurrent assets	3,537,608	1,918,040	(2,656,618)	2,799,030

Total assets	$4,725,221	$3,201,723	$(3,391,573)	$4,535,371

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$559,867	$207,623	$—	$767,490
Accrued liabilities	927,654	293,059	(734,955)	485,758
Taxes payable	38,824	(6,670)	—	32,154

Total current liabilities	1,526,345	494,012	(734,955)	1,285,402

Senior notes payable, long-term portion, net	447,567	—	—	447,567
Deferred taxes	(15,432)	35,301	—	19,869
Other long-term liabilities	86,398	16,282	—	102,680

Total long-term liabilities	518,533	51,583	—	570,116

Total liabilities	2,044,878	545,595	(734,955)	1,855,518

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 152,853 shares outstanding	153	—	—	153
Additional paid-in-capital	1,091,852	2,408,749	(2,408,749)	1,091,852
Accumulated other comprehensive income (loss)	115,411	2,008	(2,008)	115,411
Retained earnings	1,472,927	245,861	(245,861)	1,472,927

Equity attributable to GameStop Corp. stockholders	2,680,343	2,656,618	(2,656,618)	2,680,343
Equity (deficit) attributable to noncontrolling interest	—	(490)	—	(490)

Total equity	2,680,343	2,656,128	(2,656,618)	2,679,853

Total liabilities and stockholders’ equity	$4,725,221	$3,201,723	$(3,391,573)	$4,535,371

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$147,496	$82,759	$—	$230,255
Receivables, net	204,314	674,064	(831,113)	47,265
Merchandise inventories, net	669,814	490,955	—	1,160,769
Deferred income taxes — current	16,380	2,620	—	19,000
Prepaid expenses	41,346	18,993	—	60,339
Other current assets	1,820	7,633	—	9,453

Total current assets	1,081,170	1,277,024	(831,113)	1,527,081

Property and equipment:
Land	2,670	8,131	—	10,801
Buildings and leasehold improvements	286,826	186,828	—	473,654
Fixtures and equipment	523,668	121,383	—	645,051

Total property and equipment	813,164	316,342	—	1,129,506
Less accumulated depreciation and amortization	454,295	115,767	—	570,062

Net property and equipment	358,869	200,575	—	559,444
Investment	1,911,696	—	(1,911,696)	—
Goodwill, net	1,096,622	776,881	—	1,873,503
Other intangible assets	6,470	247,663	—	254,133
Other noncurrent assets	11,528	25,464	—	36,992

Total noncurrent assets	3,385,185	1,250,583	(1,911,696)	2,724,072

Total assets	$4,466,355	$2,527,607	$(2,742,809)	$4,251,153

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$537,415	$238,139	$—	$775,554
Accrued liabilities	929,686	312,526	(831,113)	411,099
Taxes payable	34,227	9,034	—	43,261

Total current liabilities	1,501,328	559,699	(831,113)	1,229,914

Senior notes payable, long-term portion, net	495,571	—	—	495,571
Deferred taxes	(32,461)	38,769	—	6,308
Other long-term liabilities	84,461	17,443	—	101,904

Total long-term liabilities	547,571	56,212	—	603,783

Total liabilities	2,048,899	615,911	(831,113)	1,833,697

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,622 shares outstanding	165	—	—	165
Additional paid-in-capital	1,317,100	1,718,143	(1,718,143)	1,317,100
Accumulated other comprehensive income (loss)	9,268	(14,618)	14,618	9,268
Retained earnings	1,090,923	208,171	(208,171)	1,090,923

Total stockholders’ equity	2,417,456	1,911,696	(1,911,696)	2,417,456

Total liabilities and stockholders’ equity	$4,466,355	$2,527,607	$(2,742,809)	$4,251,153

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
	2010	2010	Eliminations	2010
	(Amounts in thousands, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$652,965	$252,453	$—	$905,418
Receivables, net	203,122	627,889	(767,005)	64,006
Merchandise inventories, net	570,259	483,294	—	1,053,553
Deferred income taxes — current	18,076	3,153	—	21,229
Prepaid expenses	37,750	21,684	—	59,434
Other current assets	6,007	17,657	—	23,664

Total current assets	1,488,179	1,406,130	(767,005)	2,127,304

Property and equipment:
Land	2,670	8,899	—	11,569
Buildings and leasehold improvements	296,348	226,617	—	522,965
Fixtures and equipment	569,924	141,553	—	711,477

Total property and equipment	868,942	377,069	—	1,246,011
Less accumulated depreciation and amortization	498,534	163,276	—	661,810

Net property and equipment	370,408	213,793	—	584,201
Investment	2,062,823	596,289	(2,659,112)	—
Goodwill, net	1,096,622	849,891	—	1,946,513
Other intangible assets	3,376	256,484	—	259,860
Other noncurrent assets	9,466	27,983	—	37,449

Total noncurrent assets	3,542,695	1,944,440	(2,659,112)	2,828,023

Total assets	$5,030,874	$3,350,570	$(3,426,117)	$4,955,327

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$684,256	$277,417	$—	$961,673
Accrued liabilities	1,039,840	359,268	(767,005)	632,103
Taxes payable	63,988	(2,088)	—	61,900

Total current liabilities	1,788,084	634,597	(767,005)	1,655,676

Senior notes payable, long-term portion, net	447,343	—	—	447,343
Deferred taxes	(15,432)	40,898	—	25,466
Other long-term liabilities	87,722	16,109	—	103,831

Total long-term liabilities	519,633	57,007	—	576,640

Total liabilities	2,307,717	691,604	(767,005)	2,232,316

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 158,662 shares outstanding	159	—	—	159
Additional paid-in-capital	1,210,539	2,391,781	(2,391,781)	1,210,539
Accumulated other comprehensive income (loss)	114,704	17,754	(17,754)	114,704
Retained earnings	1,397,755	249,577	(249,577)	1,397,755

Equity attributable to GameStop Corp. stockholders	2,723,157	2,659,112	(2,659,112)	2,723,157
Equity (deficit) attributable to noncontrolling interest	—	(146)	—	(146)

Total equity	2,723,157	2,658,966	(2,659,112)	2,723,011

Total liabilities and stockholders’ equity	$5,030,874	$3,350,570	$(3,426,117)	$4,955,327

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
For the 13 Weeks Ended May 1, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Sales	$1,531,137	$551,560	$—	$2,082,697
Cost of sales	1,112,258	399,658	—	1,511,916

Gross profit	418,879	151,902	—	570,781
Selling, general and administrative expenses	271,864	131,972	—	403,836
Depreciation and amortization	27,079	15,434	—	42,513

Operating earnings	119,936	4,496	—	124,432
Interest income	(9,614)	(4,012)	12,839	(787)
Interest expense	10,055	13,145	(12,839)	10,361

Earnings before income tax expense	119,495	(4,637)	—	114,858
Income tax expense (benefit)	48,650	(8,631)	—	40,019

Consolidated net income	70,845	3,994	—	74,839
Net loss attributable to noncontrolling interests	—	333	—	333

Consolidated net income attributable to GameStop	$70,845	$4,327	$—	$75,172

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
For the 13 Weeks Ended May 2, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,474,758	$505,995	$—	$1,980,753
Cost of sales	1,068,687	369,953	—	1,438,640

Gross profit	406,071	136,042	—	542,113
Selling, general and administrative expenses	268,808	107,024	—	375,832
Depreciation and amortization	24,712	13,115	—	37,827

Operating earnings	112,551	15,903	—	128,454
Interest income	(7,991)	(2,454)	9,928	(517)
Interest expense	12,033	10,093	(9,928)	12,198
Debt extinguishment expense	2,862	—	—	2,862

Earnings before income tax expense	105,647	8,264	—	113,911
Income tax expense	39,132	4,346	—	43,478

Consolidated net income	66,515	3,918	—	70,433
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$66,515	$3,918	$—	$70,433

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
For the 13 Weeks Ended May 1, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$70,845	$3,994	$—	$74,839
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	27,496	15,476	—	42,972
Amortization and retirement of deferred financing fees and issue discounts	830	—	—	830
Stock-based compensation expense	7,221	—	—	7,221
Deferred income taxes	4,882	(3,050)	—	1,832
Excess tax expense realized from exercise of stock-based awards	2,702	—	—	2,702
Loss on disposal of property and equipment	787	1,293	—	2,080
Changes in other long-term liabilities	(996)	(107)	—	(1,103)
Change in the value of foreign exchange contracts	(1,298)	89	—	(1,209)
Changes in operating assets and liabilities, net
Receivables, net	14,617	13,001	—	27,618
Merchandise inventories	(103,176)	1,265	—	(101,911)
Prepaid expenses and other current assets	(7,016)	(3,154)	—	(10,170)
Prepaid income taxes and accrued income taxes payable	(28,180)	(4,678)	—	(32,858)
Accounts payable and accrued liabilities	(126,417)	(144,371)	—	(270,788)

Net cash flows used in operating activities	(137,703)	(120,242)	—	(257,945)

Cash flows from investing activities:
Purchase of property and equipment	(25,987)	(9,350)	—	(35,337)
Other	67	(756)	—	(689)

Net cash flows used in investing activities	(25,920)	(10,106)	—	(36,026)

Cash flows from financing activities:
Purchase of treasury shares	(188,853)	—	—	(188,853)
Issuance of shares relating to stock options	996	—	—	996
Excess tax expense realized from exercise of stock-based awards	(2,702)	—	—	(2,702)

Net cash flows used in financing activities	(190,559)	—	—	(190,559)

Exchange rate effect on cash and cash equivalents	—	10,990	—	10,990

Net decrease in cash and cash equivalents	(354,182)	(119,358)	—	(473,540)
Cash and cash equivalents at beginning of period	652,965	252,453	—	905,418

Cash and cash equivalents at end of period	$298,783	$133,095	$—	$431,878

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 2,	May 2,		May 2,
For the 13 Weeks Ended May 2, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$66,515	$3,918	$—	$70,433
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	25,081	13,132	—	38,213
Amortization and retirement of deferred financing fees and issue discounts	1,767	—	—	1,767
Stock-based compensation expense	7,337	—	—	7,337
Deferred income taxes	4,707	(2,014)	—	2,693
Excess tax expense realized from exercise of stock-based awards	491	—	—	491
Loss on disposal of property and equipment	266	403	—	669
Changes in other long-term liabilities	4,139	(1,059)	—	3,080
Change in the value of foreign exchange contracts	7,593	4,176	—	11,769
Changes in operating assets and liabilities, net
Receivables, net	12,761	7,027	—	19,788
Merchandise inventories	(32,557)	(29,835)	—	(62,392)
Prepaid expenses and other current assets	(389)	3,417	—	3,028
Prepaid income taxes and accrued income taxes payable	30,797	(4,936)	—	25,861
Accounts payable and accrued liabilities	(279,490)	(111,967)	—	(391,457)

Net cash flows used in operating activities	(150,982)	(117,738)	—	(268,720)

Cash flows from investing activities:
Purchase of property and equipment	(26,087)	(10,543)	—	(36,630)
Other	(127)	(3,846)	—	(3,973)

Net cash flows used in investing activities	(26,214)	(14,389)	—	(40,603)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	—	—	(50,765)
Issuance of shares relating to stock options	2,770	—	—	2,770
Excess tax expense realized from exercise of stock-based awards	(491)	—	—	(491)

Net cash flows used in financing activities	(48,486)	—	—	(48,486)

Exchange rate effect on cash and cash equivalents	—	9,923	—	9,923

Net decrease in cash and cash equivalents	(225,682)	(122,204)	—	(347,886)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$147,496	$82,759	$—	$230,255

13.	Subsequent Events

On January 11, 2010, the Board of Directors of the Company approved a $300,000 share repurchase program authorizing the Company to repurchase its common stock. Since the end of the 13-week period ended May 1, 2010, the Company has purchased an additional 1,320.7 shares for an average price per share of $21.43.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended January 30, 2010 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2010 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of May 1, 2010, we operated 6,486 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr and publish Game Informer Magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 29, 2011 (“fiscal 2010”) and ended January 30, 2010 (“fiscal 2009”) consist of 52 weeks.

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

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox live, Playstation and Nintendo network point cards, as well as prepaid digital and online timecards and digitally downloaded software. We continue to make significant investments in e-commerce, online game development, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	72.6	72.6

Gross profit	27.4	27.4
Selling, general and administrative expenses	19.4	19.0
Depreciation and amortization	2.0	1.9

Operating earnings	6.0	6.5
Interest expense, net	0.5	0.6
Debt extinguishment expense	—	0.1

Earnings before income tax expense	5.5	5.8
Income tax expense	1.9	2.2

Consolidated net income	3.6	3.6
Net loss attributable to noncontrolling interests	—	—

Consolidated net income attributable to GameStop	3.6%	3.6%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 1,		May 2,
	2010		2009
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$348.3	16.7%	$395.9	20.0%
New video game software	873.1	41.9%	770.5	38.9%
Used video game products	570.8	27.4%	548.5	27.7%
Other	290.5	14.0%	265.9	13.4%

Total	$2,082.7	100.0%	$1,980.8	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 1,		May 2,
	2010		2009
	Gross	Gross Profit	Gross	Gross Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$21.2	6.1%	$24.1	6.1%
New video game software	174.5	20.0%	165.5	21.5%
Used video game products	274.4	48.1%	263.6	48.1%
Other	100.7	34.7%	88.9	33.4%

Total	$570.8	27.4%	$542.1	27.4%

13 weeks ended May 1, 2010 compared with the 13 weeks ended May 2, 2009

Sales increased by $101.9 million, or 5.1%, from $1,980.8 million in the 13 weeks ended May 2, 2009 to $2,082.7 million in the 13 weeks ended May 1, 2010. The increase in sales was attributable to the addition of non-comparable store sales from the 462 stores opened since January 31, 2009 and changes related to foreign exchange rates which had the effect of increasing sales by $66.0 million when compared to the first quarter of fiscal 2009, offset by a decrease in comparable store sales of 1.6%. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was primarily due to the decrease in new video game hardware sales related to product shortages and the decrease in hardware price points in fiscal 2010 when compared to fiscal 2009.

New video game hardware sales decreased $47.6 million, or 12.0%, from $395.9 million in the 13 weeks ended May 2, 2009 to $348.3 million in the 13 weeks ended May 1, 2010, primarily due to product shortages and price cuts on new video game consoles discussed above, partially offset by the additional sales at the new stores added since fiscal 2009. New video game software sales increased $102.6 million, or 13.3%, from $770.5 million in the 13 weeks ended May 2, 2009 to $873.1 million in the 13 weeks ended May 1, 2010, primarily due to the strong sales of new release video game titles in fiscal 2010, as well as the increase in sales from new stores. Used video game product sales grew due to an increase in the availability of hardware and software associated with the current generation hardware platforms, the strong growth of used video game product sales internationally, as well as the addition of sales at the new stores added since fiscal 2009. Used video game product sales increased $22.3 million, or 4.1%, from $548.5 million in the 13 weeks ended May 2, 2009 to $570.8 million in the 13 weeks ended May 1, 2010. Other video game product sales increased by $24.6 million, or 9.3%, from $265.9 million in the 13 weeks ended May 2, 2009 to $290.5 million in the 13 weeks ended May 1, 2010. The increase in other product sales was primarily due to the increase in hardware accessory sales and digital on-line game card sales.

As a percentage of sales, new video game software and other product sales increased and new video game hardware and used video game product sales decreased in the 13 weeks ended May 1, 2010 compared to the 13 weeks ended May 2, 2009. The change in the mix of sales was primarily due to the strong sales of new release video game software and the decrease in sales of new video game hardware due to product shortages and price cuts on new video game consoles discussed above.

Cost of sales increased by $73.3 million, or 5.1%, from $1,438.6 million in the 13 weeks ended May 2, 2009 to $1,511.9 million in the 13 weeks ended May 1, 2010 as a result of an increase in sales and the changes in gross profit discussed below.

Gross profit increased by $28.7 million, or 5.3%, from $542.1 million in the 13 weeks ended May 2, 2009 to $570.8 million in the 13 weeks ended May 1, 2010. Gross profit as a percentage of sales was unchanged at 27.4% for the 13 weeks ended May 2, 2009 and May 1, 2010. During the 13 weeks ended May 1, 2010, gross profit as a percentage of sales on new video game software decreased, but was offset by the decrease in lower margin new video game hardware sales and the increase in sales of higher margin used video game products when compared to the 13 weeks ended May 2, 2009. Gross profit as a percentage of sales on new video game software decreased from 21.5% to 20.0% in the 13 weeks ended May 1, 2010 compared to the 13 weeks ended May 2, 2009. The decrease in new video game software gross profit percentage was due to a shift in sales from higher margin older platform titles to newer platform titles as the older platforms become replaced, as well as increased promotional activities related to new video game software sales during the 13 weeks ended May 1, 2010. Gross profit as a percentage of sales on new video game hardware and used video game products did not change. Gross profit as a percentage of sales on other product sales increased from 33.4% to 34.7% in the 13 weeks ended May 1, 2010 compared to the 13 weeks ended May 2, 2009 due to a shift in sales to higher margin hardware accessories.

Selling, general and administrative expenses increased by $28.0 million, or 7.5%, from $375.8 million in the 13 weeks ended May 2, 2009 to $403.8 million in the 13 weeks ended May 1, 2010. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as continued expenses in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 19.0% in the 13 weeks ended May 2, 2009 to 19.4% in the 13 weeks ended May 1, 2010. This increase was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the expenses supporting our digital and loyalty initiatives. Included in selling, general and administrative expenses is $7.2 million and $7.3 million in stock-based compensation expense for the 13 weeks ended May 1, 2010 and May 2, 2009, respectively.

Depreciation and amortization expense increased $4.7 million from $37.8 million for the 13 weeks ended May 2, 2009 to $42.5 million in the 13 weeks ended May 1, 2010. This increase was primarily due to capital expenditures associated with the opening of 74 new stores during the first quarter of fiscal 2010 and investments in management information systems.

Interest income from the investment of excess cash balances increased from $0.5 million in the 13 weeks ended May 2, 2009 to $0.8 million in the 13 weeks ended May 1, 2010, due primarily to higher invested cash balances. Interest expense decreased from $12.2 million in the 13 weeks ended May 2, 2009 to $10.4 million in the 13 weeks ended May 1, 2010, primarily due to the retirement of $100.0 million of the Company’s senior notes since January 31, 2009. Debt extinguishment expense of $2.9 million in the 13 weeks ended May 2, 2009 was recognized as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended May 2, 2009 and the 13 weeks ended May 1, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $40.0 million, or 34.8% of earnings before income tax expense, for the 13 weeks ended May 1, 2010 compared to $43.5 million, or 38.2% of earnings before income tax expense, for the 13 weeks ended May 2, 2009. The decrease in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $4.1 million, or 3.2%, from $128.5 million in the 13 weeks ended May 2, 2009 to $124.4 million in the 13 weeks ended May 1, 2010, and an increase in consolidated net income of $4.4 million, or 6.3%, from $70.4 million in the quarter ended May 2, 2009 to $74.8 million in the quarter ended May 1, 2010.

In 2009, the FASB issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $0.3 million increase in consolidated net income attributable to GameStop shareholders represents the portion of the minority interest shareholders’ net loss of the Company’s non-wholly owned subsidiaries during the 13 weeks ended May 1, 2010.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,531.2	$1,474.8
Canada	104.3	97.2
Australia	107.2	91.6
Europe	340.0	317.2

Total	$2,082.7	$1,980.8

	13 Weeks Ended
	May 1,	May 2,
	2010	2009
	(In millions) (Unaudited)

Operating earnings (loss) by operating segment are as follows:
United States	$118.6	$112.6
Canada	3.7	4.8
Australia	2.6	5.6
Europe	(0.5)	5.5

Total	$124.4	$128.5

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer Magazine. As of May 1, 2010, the United States segment included 4,443 GameStop stores compared to 4,339 stores on May 2, 2009. Sales for the first quarter of fiscal 2010 increased $56.4 million, or 3.8%, compared to the first quarter of fiscal 2009 as a result of increased sales at existing stores and the opening of 254 new stores since January 31, 2009, including 47 stores in the first quarter of fiscal 2010. Sales at existing stores increased due to the strong sales of new release video game titles during the first quarter of fiscal 2010 offset by the decrease in new hardware sales as a result of product shortages and lower price points compared to the first quarter of 2009. Segment operating income increased by 5.3% in the first quarter of 2010 compared to the first quarter of fiscal 2009, driven primarily by the higher sales of new, used and other video game products and the related higher gross profit.

Canada

Sales in the Canadian segment in the first quarter of fiscal 2010 increased $7.1 million, or 7.3%, compared to the first quarter of fiscal 2009. The increase in sales was primarily attributable to the favorable exchange rates recognized in the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009, which had the effect of increasing sales by $18.3 million. Excluding this effect, sales decreased at existing stores primarily due to weak consumer traffic and lower hardware sales as a result of product shortages and lower price points when compared to fiscal 2009. As of May 1, 2010, the Canadian segment had 339 stores compared to 331 stores at May 2, 2009. Segment operating income decreased by 22.9% compared to the first quarter of fiscal 2009, driven primarily by the lower sales at existing stores and the deleveraging of the fixed components of selling, general and administrative expenses. The decrease in operating earnings was offset by the favorable impact of changes in exchange rates, which had the effect of increasing operating earnings by $0.7 million for the 13 weeks ended May 1, 2010 when compared to the applicable period in the prior fiscal year.

Australia

Segment results for Australia include retail operations in Australia and New Zealand. As of May 1, 2010, the Australian segment included 391 stores compared to 360 stores at May 2, 2009. Sales for the first quarter of fiscal 2010 increased 17.0% to $107.2 million compared to first quarter fiscal 2009 sales of $91.6 million. The increase in sales was primarily due to the favorable exchange rates recognized in the first quarter of fiscal 2010 compared to the first quarter of fiscal 2009, which had the effect of increasing sales by $27.0 million, as well as the additional sales at the 45 stores added since January 31, 2009. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 12.4%. The decrease in sales was due to lower sales at existing stores, primarily due to weak consumer traffic and lower hardware sales as a result of product shortages and lower price points when compared to fiscal 2009. Segment operating income decreased by 53.6% to $2.6 million in the first quarter of fiscal 2010 from $5.6 million in the first quarter of fiscal 2009. The decrease in operating earnings was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses will rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the immature sales at new stores. This decrease in operating earnings was offset by the changes in exchange rates which had the effect of increasing operating earnings by $0.7 million for the 13 weeks ended May 1, 2010 when compared to the applicable period in the prior fiscal year.

Europe

Segment results for Europe include retail operations in 13 European countries. As of May 1, 2010, the European segment operated 1,313 stores compared to 1,214 stores as of May 2, 2009. For the 13 weeks ended May 1, 2010, European sales increased $22.8 million, or 7.2%, compared to the 13 weeks ended May 2, 2009. The increase in sales was primarily due to the additional sales at the 144 stores opened since January 31, 2009 and the favorable impact of changes in exchange rates recognized in the first quarter of fiscal 2010 which had the effect of increasing sales by $16.0 million when compared to the first quarter of fiscal 2009. This increase in sales was offset by a decrease in sales at existing stores which was primarily driven by weak consumer traffic due to the continued macroeconomic weakness and lower hardware sales partially due to lower price points when compared to fiscal 2009.

The segment operating loss in Europe was $0.5 million in the first quarter of fiscal 2010 compared to operating income of $5.5 million in the first quarter of fiscal 2009. The operating loss in the first quarter of fiscal 2010 was primarily driven by the decreased sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation, as well as the impact of changes in exchange rates recognized in the first quarter of fiscal 2010, which had the effect of increasing the operating loss by $0.2 million when compared to fiscal 2009.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended May 1, 2010, cash used in operations was $257.9 million, compared to cash used in operations of $268.7 million during the 13 weeks ended May 2, 2009. The decrease in cash used in operations of $10.8 million was primarily due to a decrease in cash used for accounts payable and accrued liabilities, offset by the increase in cash used for inventory, taxes payable and prepaid expenses and other current assets. The decrease in cash used for accounts payable and accrued liabilities net of inventory was primarily due to lower hardware purchases during the first quarter of fiscal 2010 as a result of product shortages and our efforts to effectively manage inventory levels. The increase in cash used for taxes payable in the first quarter of fiscal 2010 was primarily due to the timing of estimated income tax payments made during the quarter compared to fiscal 2009. The decrease in cash used in operations during the first quarter of fiscal 2010 when compared to the first quarter of fiscal 2009 was also aided by the increase in cash provided by net earnings and the non-cash adjustment for depreciation and amortization of $9.2 million and an increase in the operating activities adjustment related to the excess tax expense realized from the exercise of stock-based awards of $2.2 million.

Cash used in investing activities was $36.0 million and $40.6 million during the 13 weeks ended May 1, 2010 and May 2, 2009, respectively. During the 13 weeks ended May 1, 2010, $35.3 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems and e-commerce, digital and loyalty program initiatives. During the 13 weeks ended May 2, 2009, $36.6 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems.

Cash used in financing activities was $190.6 million for the 13 weeks ended May 1, 2010 and cash used in financing activities for the 13 weeks ended May 2, 2009 was $48.5 million. The cash used in financing activities for the quarter ended May 1, 2010 was primarily due to the purchase of $188.9 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010 and $2.7 million for the realization of tax expense relating to the stock option exercises and vested restricted stock. The cash used in financing activities for the quarter ended May 2, 2009 was primarily due to the repurchase of $50.8 million of principal value of the Company’s senior notes, offset by the issuance of shares relating to stock option exercises of $2.8 million.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of May 1, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 1, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.2 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 1, 2010, there were cash overdrafts of $4.1 million outstanding under the Line of Credit and bank guarantees outstanding totaled $15.8 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee (the “Trustee”). The net proceeds of the offering were used to pay the cash portion of the merger consideration paid to the stockholders of Electronics Boutique Holdings Corp. (“EB”) in connection with the EB merger. In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of May 1, 2010, the unamortized original issue discount was $2.4 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of May 1, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of May 2, 2009 and May 1, 2010, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 74 stores in the 13 weeks ended May 1, 2010 and expects to open approximately 400 stores in fiscal 2010. Capital expenditures for fiscal 2010 are projected to be approximately $200 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations. In addition, in fiscal 2010 we have allocated approximately $100 million for acquisitions in support of our e-commerce and digital initiatives.

Between May 2006 and September 2009, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $200 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $2.9 million for the 13 week period ended May 2, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For the fourth quarter of fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. Of these shares, $64.6 million of treasury share purchases were settled at the beginning of fiscal 2010. For the first quarter of fiscal 2010, the Company has purchased an additional 6.5 million shares for an average price per share of $19.03. Since the end of the fiscal quarter ended May 1, 2010, the Company has purchased an additional 1.3 million shares for an average price per share of $21.43.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934 (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal quarter ended May 1, 2010, the Company recognized an $11.9 million gain in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of May 1, 2010 was a net asset of $20.7 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of May 1, 2010 would result in a (loss) or gain in value of the forwards, options and swaps of ($31.6) million or $31.6 million, respectively.

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

On February 14, 2005, and as amended, Steve Strickland, as personal representative of the Estate of Arnold Strickland, deceased, Henry Mealer, as personal representative of the Estate of Ace Mealer, deceased, and Willie Crump, as personal representative of the Estate of James Crump, deceased, filed a wrongful death lawsuit in the Circuit Court of Fayette, Alabama, against GameStop, Sony, Take-Two Interactive, Rock Star Games and Wal-Mart (collectively, the “Defendants”) and Devin Moore, alleging that Defendants’ actions in designing, manufacturing, marketing and supplying Defendant Moore with violent video games were negligent and contributed to Defendant Moore killing Arnold Strickland, Ace Mealer and James Crump. Moore was found guilty of capital murder in a criminal trial and was sentenced to death in August 2005.

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs have filed their appellate brief in support of their appeal and the defendants have filed their consolidated appellate brief in opposition to the appeal. The Company does not believe there is sufficient information to estimate the amount of the possible loss, if any, resulting from the lawsuit if the plaintiffs’ appeal is successful.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 30, 2010 filed with the SEC on March 30, 2010. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the first quarter of the fiscal year ending January 29, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
	Purchased	Share	Programs	Programs(1)
				(In thousands of dollars)

January 31 through February 27, 2010	6,527,700	$19.03	6,527,700	$52,761
February 28 through April 3, 2010	—	$—	—	$52,761
April 4 through May 1, 2010	—	$—	—	$52,761

Total	6,527,700	$19.03	6,527,700

(1)	In January 2010, our Board of Directors approved a $300 million share repurchase program that has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)

Exhibit
Number	Description

10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)

Exhibit
Number		Description

10.22		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.30		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

Date: June 9, 2010

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.22	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

Exhibit
Number		Description

10.30		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.