Form 10-Q
period 2010-07-31
GameStop Corp.
filed 2010-09-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED JULY 31, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 25, 2010: 150,352,480

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 31,	August 1,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$289,348	$197,856	$905,418
Receivables, net	44,299	40,119	64,006
Merchandise inventories, net	1,129,495	1,099,325	1,053,553
Deferred income taxes — current	19,324	22,137	21,229
Prepaid taxes	9,485	7,140	—
Prepaid expenses	74,132	64,450	59,434
Other current assets	19,716	13,308	23,664

Total current assets	1,585,799	1,444,335	2,127,304

Property and equipment:
Land	13,514	11,590	11,569
Buildings and leasehold improvements	535,841	504,595	522,965
Fixtures and equipment	747,068	675,168	711,477

Total property and equipment	1,296,423	1,191,353	1,246,011
Less accumulated depreciation and amortization	721,089	612,197	661,810

Net property and equipment	575,334	579,156	584,201
Goodwill, net	1,924,210	1,948,178	1,946,513
Other intangible assets	239,550	273,269	259,860
Other noncurrent assets	38,066	37,198	37,449

Total noncurrent assets	2,777,160	2,837,801	2,828,023

Total assets	$4,362,959	$4,282,136	$4,955,327

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$624,958	$615,364	$961,673
Accrued liabilities	529,419	480,287	632,103
Taxes payable	—	—	61,900

Total current liabilities	1,154,377	1,095,651	1,655,676

Senior notes payable, long-term portion, net	447,798	495,807	447,343
Deferred taxes	16,842	7,312	25,466
Other long-term liabilities	101,998	106,181	103,831

Total long-term liabilities	566,638	609,300	576,640

Total liabilities	1,721,015	1,704,951	2,232,316

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 150,352, 164,661 and 158,662 shares outstanding, respectively	150	165	159
Additional paid-in-capital	1,046,762	1,325,492	1,210,539
Accumulated other comprehensive income	82,767	121,920	114,704
Retained earnings	1,513,270	1,129,608	1,397,755

Equity attributable to GameStop Corp. stockholders	2,642,949	2,577,185	2,723,157
Equity (deficit) attributable to noncontrolling interest	(1,005)	—	(146)

Total equity	2,641,944	2,577,185	2,723,011

Total liabilities and stockholders’ equity	$4,362,959	$4,282,136	$4,955,327

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(In thousands, except per share data)
		(Unaudited)

Sales	$1,799,093	$1,738,504	$3,881,790	$3,719,257
Cost of sales	1,282,267	1,243,098	2,794,183	2,681,738

Gross profit	516,826	495,406	1,087,607	1,037,519
Selling, general and administrative expenses	404,964	384,773	808,800	760,605
Depreciation and amortization	42,235	39,677	84,748	77,504

Operating earnings	69,627	70,956	194,059	199,410
Interest income	(268)	(462)	(1,055)	(979)
Interest expense	10,306	11,737	20,667	23,935
Debt extinguishment expense	—	—	—	2,862

Earnings before income tax expense	59,589	59,681	174,447	173,592
Income tax expense	19,761	20,996	59,780	64,474

Consolidated net income	39,828	38,685	114,667	109,118
Net loss attributable to noncontrolling interests	515	—	848	—

Consolidated net income attributable to GameStop	$40,343	$38,685	$115,515	$109,118

Basic net income per common share(1)	$0.27	$0.23	$0.76	$0.66

Diluted net income per common share(1)	$0.26	$0.23	$0.74	$0.65

Weighted average shares of common stock — basic	151,250	164,636	152,408	164,555

Weighted average shares of common stock — diluted	154,154	167,857	155,319	167,915

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total
	(In thousands)
	(Unaudited)

Balance at January 30, 2010	158,662	$159	$1,210,539	$114,704	$1,397,755	$(146)	$2,723,011
Comprehensive income:
Net income (loss) for the 26 weeks ended July 31, 2010	—	—	—	—	115,515	(848)	114,667
Foreign currency translation	—	—	—	(31,937)	—	(11)	(31,948)

Total comprehensive income							82,719
Stock-based compensation	—	—	14,672	—	—	—	14,672
Purchase of treasury stock	(9,048)	(9)	(176,996)	—	—	—	(177,005)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $2,645)	738	—	(1,453)	—	—	—	(1,453)

Balance at July 31, 2010	150,352	$150	$1,046,762	$82,767	$1,513,270	$(1,005)	$2,641,944

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$114,667	$109,118
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	85,694	78,294
Amortization and retirement of deferred financing fees and issue discounts	1,666	2,639
Stock-based compensation expense	14,672	15,251
Deferred income taxes	(3,278)	(1,532)
Excess tax expense realized from exercise of stock-based awards	2,685	346
Loss on disposal of property and equipment	3,189	3,225
Changes in other long-term liabilities	(976)	7,621
Changes in operating assets and liabilities, net
Receivables, net	19,163	28,647
Merchandise inventories	(89,238)	42,566
Prepaid expenses and other current assets	(13,487)	27
Prepaid income taxes and accrued income taxes payable	(74,381)	(24,666)
Accounts payable and accrued liabilities	(351,617)	(522,377)

Net cash flows used in operating activities	(291,241)	(260,841)

Cash flows from investing activities:
Purchase of property and equipment	(80,263)	(76,878)
Acquisitions, net of cash acquired	—	(4,667)
Other	(9,198)	(10,381)

Net cash flows used in investing activities	(89,461)	(91,926)

Cash flows from financing activities:
Repurchase of notes payable	—	(50,765)
Purchase of treasury shares	(241,620)	—
Borrowings from the revolver	—	100,000
Repayments of revolver borrowings	—	(100,000)
Issuance of shares relating to stock options	1,191	3,096
Excess tax expense realized from exercise of stock-based awards	(2,685)	(346)

Net cash flows used in financing activities	(243,114)	(48,015)

Exchange rate effect on cash and cash equivalents	7,746	20,497

Net decrease in cash and cash equivalents	(616,070)	(380,285)
Cash and cash equivalents at beginning of period	905,418	578,141

Cash and cash equivalents at end of period	$289,348	$197,856

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

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 31, 2010 are not indicative of the results to be expected for the 52 weeks ending January 29, 2011 (“fiscal 2010”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended July 31, 2010 and August 1, 2009. The options to purchase common stock granted during the 26 weeks ended July 31, 2010 and August 1, 2009 were 1,177 and 1,419, respectively, with a weighted-average fair value estimated at $7.88 and $9.45 per share, respectively, using the following assumptions:

	26 Weeks Ended
	July 31,	August 1,
	2010	2009

Volatility	51.6%	47.9%
Risk-free interest rate	1.6%	1.5%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 13 weeks ended July 31, 2010 and August 1, 2009, the Company included compensation expense relating to stock option grants of $3,058 and $3,030, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended July 31, 2010 and August 1, 2009, the Company included compensation expense relating to stock option grants of $6,024 and $5,442, respectively, in selling, general and administrative expenses. As of July 31, 2010, the unrecognized compensation expense related to the unvested portion of our stock options was $15,416 which is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the 13 weeks ended July 31, 2010 and August 1, 2009 were $165 and $529, respectively. The total intrinsic value of options exercised during the 26 weeks ended July 31, 2010 and August 1, 2009 were $1,233 and $2,727, respectively.

During the 13 weeks ended July 31, 2010, the Company granted 60 shares of restricted stock at a weighted average grant date fair value of $21.73 which vest in equal annual installments over three years. There were no restricted shares granted during the 13 weeks ended August 1, 2009. During the 26 weeks ended July 31, 2010 and August 1, 2009, the Company granted 743 shares and 571 shares, respectively, of restricted stock. The shares had a weighted average grant date fair market value of $20.43 and $26.02 per share, respectively, and vest in equal annual installments over three years. During the 13 weeks ended July 31, 2010 and August 1, 2009, the Company included compensation expense relating to the restricted share grants in the amount of $4,392 and $4,884, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended July 31, 2010 and August 1, 2009, the Company included compensation expense relating to the restricted share grants in the amount of $8,648 and $9,808, respectively, in selling, general and administrative expenses. As of July 31, 2010, there was $24,200 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

3.	Computation of Net Earnings per Common Share

A reconciliation of shares used in calculating basic and diluted net earnings per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income attributable to GameStop	$40,343	$38,685	$115,515	$109,118

Weighted average common shares outstanding	151,250	164,636	152,408	164,555
Dilutive effect of options and restricted shares on common stock	2,904	3,221	2,911	3,360

Common shares and dilutive potential common shares	154,154	167,857	155,319	167,915

Net income per common share:
Basic	$0.27	$0.23	$0.76	$0.66

Diluted	$0.26	$0.23	$0.74	$0.65

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended July 31, 2010	4,405	$20.32 - 49.95	2011 - 2020
13 Weeks Ended August 1, 2009	3,654	$26.02 - 49.95	2010 - 2019

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets, in thousands:

	July 31, 2010	August 1, 2009	January 30, 2010
	Level 2	Level 2	Level 2

Assets
Foreign Currency Contracts	$18,010	$9,612	$20,062
Company-owned life insurance	2,675	2,420	2,584

Total assets	$20,685	$12,032	$22,646

Liabilities
Foreign Currency Contracts	$6,858	$24,215	$8,991
Nonqualified deferred compensation	817	963	762

Total liabilities	$7,675	$25,178	$9,753

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows, in thousands:

	July 31, 2010	August 1, 2009	January 30, 2010

Assets
Foreign Currency Contracts
Other current assets	$16,323	$9,608	$20,062
Other noncurrent assets	1,687	4	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(6,483)	(23,147)	(8,991)
Other long-term liabilities	(375)	(1,068)	—

Total derivatives	$11,152	$(14,603)	$11,071

As of July 31, 2010, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $423,781 and a net notional value of $261,515. For the 13 and 26 week periods ended July 31, 2010, the Company recognized a loss of $7,782 and a gain of $4,132, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. As of August 1, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $516,096 and a net notional value of $257,821. For the 13 and 26 week periods ended August 1, 2009, the Company recognized losses of $12,255 and $12,841, respectively, in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of July 31, 2010, the senior notes payable had a carrying value of $447,798 and a fair value of $462,938. As of August 1, 2009, the senior notes payable had a carrying value of $495,807 and a fair value of $506,724.

5.	Debt

In October 2005, the Company entered into a five-year $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012, reduce the LIBO interest rate margin, reduce and fix the rate of the unused commitment fee and modify or delete certain other covenants. The extension of the Revolver to 2012 reduces our exposure to the current tightening in the credit markets.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of July 31, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of July 31, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,363.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 31, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $15,746.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of July 31, 2010, the unamortized original issue discount was $2,202. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of July 31, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and September 2009, the Company repurchased and redeemed the $300,000 of Senior Floating Rate Notes and $200,000 of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $2,862 for the 26-week period ended August 1, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

As of August 1, 2009 and July 31, 2010, the only long-term debt outstanding was the Senior Notes. The maturity on the $450,000 Senior Notes, gross of the unamortized original issue discount of $2,202, occurs in the fiscal year ending January 2013.

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

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 26 weeks ended July 31, 2010. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 26 weeks ended July 31, 2010 and August 1, 2009 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended July 31, 2010 and August 1, 2009, these charges amounted to $211 and $210, respectively. During the 26 weeks ended July 31, 2010 and August 1, 2009, these charges amounted to $437 and $460, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $42 and $38 for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively, and $104 and $120 for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. The costs incurred by Barnes & Noble under these programs were allocated to GameStop based upon total payroll expense, property and equipment, and insurance claim history of GameStop. Although GameStop secured its own insurance coverage, costs will likely continue to be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 13 weeks ended July 31, 2010 and August 1, 2009, these allocated charges amounted to $19 and $43, respectively. During the 26 weeks ended July 31, 2010 and August 1, 2009, these allocated charges amounted to $29 and $105, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs have filed their appellate brief in support of their appeal and the defendants have filed their consolidated appellate brief in opposition to the appeal. The matter is now fully briefed and is before the Alabama Supreme Court.

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. In June 2008, the Company purchased shares representing approximately 16% of GameStop Group Limited, and in July 2009, the Company purchased shares representing an additional 16%, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Products

The Company is principally engaged in the sale of new and used video game systems and software, personal computer entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$314.3	17.5%	$301.3	17.3%	$662.6	17.1%	$697.2	18.7%
New video game software	663.2	36.9%	629.8	36.2%	1,536.2	39.6%	1,400.3	37.7%
Used video game products	565.5	31.4%	560.8	32.3%	1,136.3	29.2%	1,109.3	29.8%
Other	256.1	14.2%	246.6	14.2%	546.7	14.1%	512.5	13.8%

Total	$1,799.1	100.0%	$1,738.5	100.0%	$3,881.8	100.0%	$3,719.3	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
				(Unaudited)

Gross Profit:
New video game hardware	$25.9	8.2%	$21.6	7.2%	$47.0	7.1%	$45.7	6.6%
New video game software	141.7	21.4%	133.6	21.2%	316.2	20.6%	299.1	21.4%
Used video game products	260.0	46.0%	256.9	45.8%	534.5	47.0%	520.5	46.9%
Other	89.2	34.8%	83.3	33.8%	189.9	34.7%	172.2	33.6%

Total	$516.8	28.7%	$495.4	28.5%	$1,087.6	28.0%	$1,037.5	27.9%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer magazine. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in two countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

January 30, 2010. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
		(In thousands)
		(Unaudited)

Sales by operating segment were as follows:
United States	$1,280,452	$1,182,177	$2,811,680	$2,656,935
Canada	93,604	90,635	197,901	187,867
Australia	119,281	122,915	226,451	214,517
Europe	305,756	342,777	645,758	659,938

Total	$1,799,093	$1,738,504	$3,881,790	$3,719,257

Segment operating earnings (loss) were as follows:
United States	$71,829	$63,767	$190,403	$176,313
Canada	17	3,399	3,759	8,203
Australia	4,890	8,804	7,456	14,427
Europe	(7,109)	(5,014)	(7,559)	467

Total	$69,627	$70,956	$194,059	$199,410

11.	Supplemental Cash Flow Information

	26 Weeks Ended
	July 31,	August 1,
	2010	2009
	(In thousands) (Unaudited)

Cash paid during the period for:
Interest	$18,663	$23,414

Income taxes	$138,015	$81,859

12.	Consolidating Financial Statements

In order to finance the EB merger, as described in Note 5, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of July 31, 2010, August 1, 2009 and January 30, 2010 and results of operations for the 13 and 26 weeks ended July 31, 2010 and August 1, 2009 and cash flows for the 26 weeks ended July 31, 2010 and August 1, 2009 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 31,	July 31,		July 31,
	2010	2010	Eliminations	2010
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$153,209	$136,139	$—	$289,348
Receivables, net	128,786	613,423	(697,910)	44,299
Merchandise inventories, net	712,043	417,452	—	1,129,495
Deferred income taxes — current	15,893	3,431	—	19,324
Prepaid taxes	(5,800)	15,285	—	9,485
Prepaid expenses	47,908	26,224	—	74,132
Other current assets	7,019	12,697	—	19,716

Total current assets	1,059,058	1,224,651	(697,910)	1,585,799

Property and equipment:
Land	4,670	8,844	—	13,514
Buildings and leasehold improvements	307,711	228,130	—	535,841
Fixtures and equipment	601,185	145,883	—	747,068

Total property and equipment	913,566	382,857	—	1,296,423
Less accumulated depreciation and amortization	537,287	183,802	—	721,089

Net property and equipment	376,279	199,055	—	575,334
Investment	2,028,780	595,430	(2,624,210)	—
Goodwill, net	1,096,622	827,588	—	1,924,210
Other intangible assets	1,973	237,577	—	239,550
Other noncurrent assets	8,615	29,451	—	38,066

Total noncurrent assets	3,512,269	1,889,101	(2,624,210)	2,777,160

Total assets	$4,571,327	$3,113,752	$(3,322,120)	$4,362,959

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$442,038	$182,920	$—	$624,958
Accrued liabilities	966,621	260,708	(697,910)	529,419

Total current liabilities	1,408,659	443,628	(697,910)	1,154,377

Senior notes payable, long-term portion, net	447,798	—	—	447,798
Deferred taxes	(15,432)	32,274	—	16,842
Other long-term liabilities	87,353	14,645	—	101,998

Total long-term liabilities	519,719	46,919	—	566,638

Total liabilities	1,928,378	490,547	(697,910)	1,721,015

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 150,352 shares outstanding	150	—	—	150
Additional paid-in-capital	1,046,762	2,404,538	(2,404,538)	1,046,762
Accumulated other comprehensive income (loss)	82,767	(18,776)	18,776	82,767
Retained earnings	1,513,270	238,448	(238,448)	1,513,270

Equity attributable to GameStop Corp. stockholders	2,642,949	2,624,210	(2,624,210)	2,642,949
Equity (deficit) attributable to noncontrolling interest	—	(1,005)	—	(1,005)

Total equity	2,642,949	2,623,205	(2,624,210)	2,641,944

Total liabilities and stockholders’ equity	$4,571,327	$3,113,752	$(3,322,120)	$4,362,959

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$71,110	$126,746	$—	$197,856
Receivables, net	269,377	671,834	(901,092)	40,119
Merchandise inventories, net	615,577	483,748	—	1,099,325
Deferred income taxes — current	19,246	2,891	—	22,137
Prepaid taxes	(3,122)	10,262	—	7,140
Prepaid expenses	41,555	22,895	—	64,450
Other current assets	1,007	12,301	—	13,308

Total current assets	1,014,750	1,330,677	(901,092)	1,444,335

Property and equipment:
Land	2,670	8,920	—	11,590
Buildings and leasehold improvements	292,430	212,165	—	504,595
Fixtures and equipment	539,222	135,946	—	675,168

Total property and equipment	834,322	357,031	—	1,191,353
Less accumulated depreciation and amortization	472,896	139,301	—	612,197

Net property and equipment	361,426	217,730	—	579,156
Investment	1,988,773	—	(1,988,773)	—
Goodwill, net	1,096,622	851,556	—	1,948,178
Other intangible assets	—	273,269	—	273,269
Other noncurrent assets	16,272	20,926	—	37,198

Total noncurrent assets	3,463,093	1,363,481	(1,988,773)	2,837,801

Total assets	$4,477,843	$2,694,158	$(2,889,865)	$4,282,136

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$400,914	$214,450	$—	$615,364
Accrued liabilities	982,277	399,102	(901,092)	480,287

Total current liabilities	1,383,191	613,552	(901,092)	1,095,651

Senior notes payable, long-term portion, net	495,807	—	—	495,807
Deferred taxes	(32,461)	39,773	—	7,312
Other long-term liabilities	87,320	18,861	—	106,181

Total long-term liabilities	550,666	58,634	—	609,300

Total liabilities	1,933,857	672,186	(901,092)	1,704,951

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,661 shares issued and outstanding	165	—	—	165
Additional paid-in-capital	1,325,492	1,756,667	(1,756,667)	1,325,492
Accumulated other comprehensive income (loss)	88,721	64,165	(30,966)	121,920
Retained earnings	1,129,608	201,140	(201,140)	1,129,608

Total stockholders’ equity	2,543,986	2,021,972	(1,988,773)	2,577,185

Total liabilities and stockholders’ equity	$4,477,843	$2,694,158	$(2,889,865)	$4,282,136

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 31,	July 31,		July 31,
For the 13 Weeks Ended July 31, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Sales	$1,280,305	$518,788	$—	$1,799,093
Cost of sales	902,680	379,587	—	1,282,267

Gross profit	377,625	139,201	—	516,826
Selling, general and administrative expenses	276,524	128,440	—	404,964
Depreciation and amortization	27,859	14,376	—	42,235

Operating earnings	73,242	(3,615)	—	69,627
Interest income	(8,169)	(3,822)	11,723	(268)
Interest expense	10,019	12,010	(11,723)	10,306

Earnings before income tax expense	71,392	(11,803)	—	59,589
Income tax expense (benefit)	23,446	(3,685)	—	19,761

Consolidated net income	47,946	(8,118)	—	39,828
Net loss attributable to noncontrolling interests	—	515	—	515

Consolidated net income attributable to GameStop	$47,946	$(7,603)	$—	$40,343

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 13 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,182,177	$556,327	$—	$1,738,504
Cost of sales	831,045	412,053	—	1,243,098

Gross profit	351,132	144,274	—	495,406
Selling, general and administrative expenses	262,351	122,422	—	384,773
Depreciation and amortization	25,039	14,638	—	39,677

Operating earnings	63,742	7,214	—	70,956
Interest income	(14,215)	(528)	14,281	(462)
Interest expense	11,448	14,570	(14,281)	11,737

Earnings before income tax expense	66,509	(6,828)	—	59,681
Income tax expense	20,797	199	—	20,996

Consolidated net income	45,712	(7,027)	—	38,685
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$45,712	$(7,027)	$—	$38,685

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 31,	July 31,		July 31,
For the 26 Weeks Ended July 31, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Sales	$2,811,442	$1,070,348	$—	$3,881,790
Cost of sales	2,014,938	779,245	—	2,794,183

Gross profit	796,504	291,103	—	1,087,607
Selling, general and administrative expenses	548,388	260,412	—	808,800
Depreciation and amortization	54,938	29,810	—	84,748

Operating earnings	193,178	881	—	194,059
Interest income	(17,783)	(7,834)	24,562	(1,055)
Interest expense	20,074	25,155	(24,562)	20,667

Earnings before income tax expense	190,887	(16,440)	—	174,447
Income tax expense (benefit)	72,096	(12,316)	—	59,780

Consolidated net income	118,791	(4,124)	—	114,667
Net loss attributable to noncontrolling interests	—	848	—	848

Consolidated net income attributable to GameStop	$118,791	$(3,276)	$—	$115,515

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 26 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$2,656,935	$1,062,322	$—	$3,719,257
Cost of sales	1,899,732	782,006	—	2,681,738

Gross profit	757,203	280,316	—	1,037,519
Selling, general and administrative expenses	531,159	229,446	—	760,605
Depreciation and amortization	49,751	27,753	—	77,504

Operating earnings	176,293	23,117	—	199,410
Interest income	(22,206)	(1,159)	22,386	(979)
Interest expense	23,481	22,840	(22,386)	23,935
Debt extinguishment expense	2,862	—	—	2,862

Earnings before income tax expense	172,156	1,436	—	173,592
Income tax expense	59,929	4,545	—	64,474

Consolidated net income	112,227	(3,109)	—	109,118
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$112,227	$(3,109)	$—	$109,118

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	July 31,	July 31,		July 31,
For the 26 Weeks Ended July 31, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income (loss)	$118,791	$(4,124)	$—	$114,667
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	55,805	29,889	—	85,694
Amortization and retirement of deferred financing fees and issue discounts	1,666	—	—	1,666
Stock-based compensation expense	14,672	—	—	14,672
Deferred income taxes	2,181	(5,459)	—	(3,278)
Excess tax expense realized from exercise of stock-based awards	2,685	—	—	2,685
Loss on disposal of property and equipment	1,441	1,748	—	3,189
Changes in other long-term liabilities	7,263	(8,239)	—	(976)
Changes in operating assets and liabilities, net
Receivables, net	9,265	9,898	—	19,163
Merchandise inventories	(141,784)	52,546	—	(89,238)
Prepaid expenses and other current assets	(11,168)	(2,319)	—	(13,487)
Prepaid income taxes and accrued income taxes payable	(69,047)	(5,334)	—	(74,381)
Accounts payable and accrued liabilities	(185,748)	(165,869)	—	(351,617)

Net cash flows used in operating activities	(193,978)	(97,263)	—	(291,241)

Cash flows from investing activities:
Purchase of property and equipment	(62,310)	(17,953)	—	(80,263)
Other	(354)	(8,844)	—	(9,198)

Net cash flows used in investing activities	(62,664)	(26,797)	—	(89,461)

Cash flows from financing activities:
Purchase of treasury shares	(241,620)	—	—	(241,620)
Issuance of shares relating to stock options	1,191	—	—	1,191
Excess tax expense realized from exercise of stock-based awards	(2,685)	—	—	(2,685)

Net cash flows used in financing activities	(243,114)	—	—	(243,114)

Exchange rate effect on cash and cash equivalents	—	7,746	—	7,746

Net decrease in cash and cash equivalents	(499,756)	(116,314)	—	(616,070)
Cash and cash equivalents at beginning of period	652,965	252,453	—	905,418

Cash and cash equivalents at end of period	$153,209	$136,139	$—	$289,348

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	August 1,	August 1,		August 1,
For the 26 Weeks Ended August 1, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income (loss)	$112,227	$(3,109)	$—	$109,118
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	50,505	27,789	—	78,294
Amortization and retirement of deferred financing fees and issue discounts	2,639	—	—	2,639
Stock-based compensation expense	15,251	—	—	15,251
Deferred income taxes	1,842	(3,374)	—	(1,532)
Excess tax expense realized from exercise of stock-based awards	346	—	—	346
Loss on disposal of property and equipment	1,106	2,119	—	3,225
Changes in other long-term liabilities	7,447	174	—	7,621
Changes in operating assets and liabilities, net
Receivables, net	15,906	12,741	—	28,647
Merchandise inventories	21,681	20,885	—	42,566
Prepaid expenses and other current assets	4,657	(4,630)	—	27
Prepaid income taxes and accrued income taxes payable	(156)	(24,510)	—	(24,666)
Accounts payable and accrued liabilities	(433,123)	(89,254)	—	(522,377)

Net cash flows used in operating activities	(199,672)	(61,169)	—	(260,841)

Cash flows from investing activities:
Purchase of property and equipment	(54,277)	(22,601)	—	(76,878)
Acquisitions, net of cash acquired	—	(4,667)	—	(4,667)
Other	(104)	(10,277)	—	(10,381)

Net cash flows used in investing activities	(54,381)	(37,545)	—	(91,926)

Cash flows from financing activities:
Repurchase of notes payable	(50,765)	—	—	(50,765)
Borrowings from the revolver	100,000	—	—	100,000
Repayments of revolver borrowings	(100,000)	—	—	(100,000)
Issuance of shares relating to stock options	3,096	—	—	3,096
Excess tax expense realized from exercise of stock-based awards	(346)	—	—	(346)

Net cash flows used in financing activities	(48,015)	—	—	(48,015)

Exchange rate effect on cash and cash equivalents	—	20,497	—	20,497

Net decrease in cash and cash equivalents	(302,068)	(78,217)	—	(380,285)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$71,110	$126,746	$—	$197,856

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

Subsequent to July 31, 2010, as a part of our digital initiatives the Company purchased Kongregate Inc., a leading social gaming destination and community for core gamers in the online free-to-play gaming market. Kongregate will operate as a wholly-owned subsidiary of the Company. The transaction will be accounted for with the acquisition method of accounting and is expected to be immaterial to the Company’s consolidated financial statements.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of July 31, 2010, we operated 6,549 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, and www.micromania.fr and publish Game Informer magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 29, 2011 (“fiscal 2010”) and ended January 30, 2010 (“fiscal 2009”) consist of 52 weeks.

Growth in the video game industry is driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Sony PlayStation Portable was introduced in 2005. The Nintendo DSi was introduced in early 2009. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.3	71.5	72.0	72.1

Gross profit	28.7	28.5	28.0	27.9
Selling, general and administrative expenses	22.5	22.1	20.8	20.4
Depreciation and amortization	2.3	2.3	2.2	2.1

Operating earnings	3.9	4.1	5.0	5.4
Interest expense, net	0.6	0.7	0.5	0.6
Debt extinguishment expense	—	—	—	0.1

Earnings before income tax expense	3.3	3.4	4.5	4.7
Income tax expense	1.1	1.2	1.5	1.8

Consolidated net income	2.2	2.2	3.0	2.9
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	2.2%	2.2%	3.0%	2.9%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$314.3	17.5%	$301.3	17.3%	$662.6	17.1%	$697.2	18.7%
New video game software	663.2	36.9%	629.8	36.2%	1,536.2	39.6%	1,400.3	37.7%
Used video game products	565.5	31.4%	560.8	32.3%	1,136.3	29.2%	1,109.3	29.8%
Other	256.1	14.2%	246.6	14.2%	546.7	14.1%	512.5	13.8%

Total	$1,799.1	100.0%	$1,738.5	100.0%	$3,881.8	100.0%	$3,719.3	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 31,		August 1,		July 31,		August 1,
	2010		2009		2010		2009
	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$25.9	8.2%	$21.6	7.2%	$47.0	7.1%	$45.7	6.6%
New video game software	141.7	21.4%	133.6	21.2%	316.2	20.6%	299.1	21.4%
Used video game products	260.0	46.0%	256.9	45.8%	534.5	47.0%	520.5	46.9%
Other	89.2	34.8%	83.3	33.8%	189.9	34.7%	172.2	33.6%

Total	$516.8	28.7%	$495.4	28.5%	$1,087.6	28.0%	$1,037.5	27.9%

13 weeks ended July 31, 2010 compared with the 13 weeks ended August 1, 2009

Sales increased by $60.6 million, or 3.5%, from $1,738.5 million in the 13 weeks ended August 1, 2009 to $1,799.1 million in the 13 weeks ended July 31, 2010. The increase in sales was primarily attributable to the addition of non-comparable store sales from the 434 stores opened since May 2, 2009 and the comparable store sales increase of 0.9% for the second quarter of fiscal 2010, offset by a decrease in sales related to changes in foreign exchange rates of $13.4 million when compared to the second quarter of fiscal 2009. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The increase in comparable store sales was primarily attributable to stronger sell-through of new release video game titles and new hardware systems in the second quarter of fiscal 2010.

New video game hardware sales increased $13.0 million, or 4.3%, from $301.3 million in the 13 weeks ended August 1, 2009 to $314.3 million in the 13 weeks ended July 31, 2010, primarily due to the release of updated versions of the Microsoft Xbox 360 and the Sony PlayStation 3 hardware systems and additional sales at new stores. New video game software sales increased $33.4 million, or 5.3%, from $629.8 million in the 13 weeks ended August 1, 2009 to $663.2 million in the 13 weeks ended July 31, 2010, primarily due to the strong sales of new release video game titles in fiscal 2010, as well as the increase in sales from new stores. Used video game product sales grew by $4.7 million, or 0.8%, from $560.8 million in the 13 weeks ended August 1, 2009 to $565.5 million in the 13 weeks ended July 31, 2010. The used video game product sales growth rate during the 13 weeks ended July 31, 2010 was negatively impacted by the 19% growth rate in used product sales in the prior year comparative quarter and the increased sales of new hardware during the quarter, which impacts used hardware sales. Sales of other product categories increased 3.9%, or $9.5 million, from the 13 weeks ended August 1, 2009 to the 13 weeks ended July 31, 2010. The increase in other product sales was primarily due to the increase in sales of new release PC entertainment software titles and digital online game card sales when compared to the prior year quarter.

As a percentage of sales, video game hardware and new video game software increased and used video game products decreased in the 13 weeks ended July 31, 2010 compared to the 13 weeks ended August 1, 2009. The change in the mix of sales was primarily due to the strong sales of the updated versions of the hardware units and the increase in sales of new release video game software. As a percentage of sales, the other video game product sales category remained the same in the 13 weeks ended July 31, 2010 compared to the 13 weeks ended August 1, 2009.

Cost of sales increased by $39.2 million, or 3.2%, from $1,243.1 million in the 13 weeks ended August 1, 2009 to $1,282.3 million in the 13 weeks ended July 31, 2010 as a result of an increase in sales and the changes in gross profit discussed below.

Gross profit increased by $21.4 million, or 4.3%, from $495.4 million in the 13 weeks ended August 1, 2009 to $516.8 million in the 13 weeks ended July 31, 2010. Gross profit as a percentage of sales increased from 28.5% in the 13 weeks ended August 1, 2009 to 28.7% in the 13 weeks ended July 31, 2010. The gross profit percentage increased in all product sales categories in the 13 weeks ended July 31, 2010 when compared to the 13 weeks ended August 1, 2009. Gross profit as a percentage of sales on new video game hardware increased from 7.2% in the 13 weeks ended August 1, 2009 to 8.2% of sales in the 13 weeks ended July 31, 2010, primarily due to an increase in product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased from 21.2% in the 13 weeks ended August 1, 2009 to 21.4% in the 13 weeks ended July 31, 2010, primarily due to decreased promotional activities during the second quarter of fiscal 2010 when compared to the prior year. Gross profit as a percentage of sales on used video game products increased from 45.8% in the 13 weeks ended August 1, 2009 to 46.0% in the 13 weeks ended July 31, 2010 due to decreased promotional activities during the second quarter of fiscal 2010 when compared to the 13 weeks ended August 1, 2009. Gross profit as a percentage of sales on other video game products increased from 33.8% in the 13 weeks ended August 1, 2009 to 34.8% in the 13 weeks ended July 31, 2010, primarily due to a shift in sales to higher margin accessories.

Selling, general and administrative expenses increased by $20.2 million, or 5.2%, from $384.8 million in the 13 weeks ended August 1, 2009 to $405.0 million in the 13 weeks ended July 31, 2010. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 22.1% in the 13 weeks ended August 1, 2009 to 22.5% in the 13 weeks ended July 31, 2010. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the additional expenses incurred in support of our digital and loyalty initiatives in the second quarter of fiscal 2010. Included in selling, general and administrative expenses are $7.5 million and $7.9 million in stock-based compensation expense for the 13 weeks ended July 31, 2010 and August 1, 2009, respectively.

Depreciation and amortization expense increased $2.5 million from $39.7 million for the 13 weeks ended August 1, 2009 to $42.2 million in the 13 weeks ended July 31, 2010. This increase was primarily due to the capital expenditures associated with the opening of 86 new stores during the second quarter of fiscal 2010 and investments in management information systems.

Interest income from the investment of excess cash balances decreased from $0.5 million in the 13 weeks ended August 1, 2009 to $0.3 million in the 13 weeks ended July 31, 2010 due primarily to lower interest rates. Interest expense decreased from $11.7 million in the 13 weeks ended August 1, 2009 to $10.3 million in the 13 weeks ended July 31, 2010 primarily due to the retirement of $49.2 million of the Company’s senior notes since August 1, 2009.

Income tax expense for the 13 weeks ended August 1, 2009 and the 13 weeks ended July 31, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $21.0 million, or 35.2%, of earnings before income tax expense for the 13 weeks ended August 1, 2009 compared to $19.8 million, or 33.2%, of earnings before income tax expense for the 13 weeks ended July 31, 2010. The decrease in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions and the mix of the tax rates in the countries in which we operate.

The factors described above led to a decrease in operating earnings of $1.4 million, or 2.0%, from $71.0 million in the 13 weeks ended August 1, 2009 to $69.6 million in the 13 weeks ended July 31, 2010, and an increase in consolidated net income of $1.1 million, or 2.8%, from $38.7 million in the 13 weeks ended August 1, 2009 to $39.8 million in the 13 weeks ended July 31, 2010.

In 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $0.5 million increase in consolidated net income attributable to GameStop shareholders represents the portion of the minority interest shareholders’ net loss of the Company’s non-wholly owned subsidiaries during the 13 weeks ended July 31, 2010.

26 weeks ended July 31, 2010 compared with the 26 weeks ended August 1, 2009

Sales increased by $162.5 million, or 4.4%, from $3,719.3 million in the 26 weeks ended August 1, 2009 to $3,881.8 million in the 26 weeks ended July 31, 2010. The increase in sales was attributable to the addition of non-comparable store sales from the 548 stores opened since January 31, 2009 of approximately $125.0 million and increases related to changes in foreign exchange rates of $47.9 million, offset by a decrease in comparable store sales of 0.4% for the 26-week period ended July 31, 2010 when compared to the 26-week period ended August 1, 2009. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was primarily due to the decrease in new video game hardware sales related to product shortages in the first quarter of fiscal 2010 and the decrease in hardware price points in fiscal 2010 when compared to fiscal 2009.

New video game hardware sales decreased $34.6 million, or 5.0%, from $697.2 million in the 26 weeks ended August 1, 2009 to $662.6 million in the 26 weeks ended July 31, 2010, primarily due to product shortages in the first fiscal quarter of 2010 and price cuts on new video game consoles, partially offset by the additional sales at the new stores added since fiscal 2009. New video game software sales increased $135.9 million, or 9.7%, from $1,400.3 million in the 26 weeks ended August 1, 2009 to $1,536.2 million in the 26 weeks ended July 31, 2010, primarily due to strong sales of new release video game titles in fiscal 2010, as well as the increase in sales from new stores. Used video game product sales increased $27.0 million, or 2.4%, from $1,109.3 million in the 26 weeks ended August 1, 2009 to $1,136.3 million in the 26 weeks ended July 31, 2010. Used video game product sales increased due to the availability of hardware and software associated with the current generation hardware platforms, the higher growth rate of used product sales internationally, and the increase in sales from new stores opened since fiscal 2009. Sales of other product categories increased by 6.7%, or $34.2 million, from the 26 weeks ended August 1, 2009 to the 26 weeks ended July 31, 2010. The increase in other product sales was primarily due to the increase in sales of new release PC entertainment software and digital online game card sales when compared to the prior year period.

As a percentage of sales, new video game software and other product sales increased and new video game hardware and used video game products decreased in the 26 weeks ended July 31, 2010 compared to the 26 weeks ended August 1, 2009. The change in the mix of sales was primarily due to the strong sales of new release video game and PC entertainment software and the decrease in sales of new video game hardware due to product shortages and price cuts on new video game consoles during fiscal 2010 when compared to fiscal 2009.

Cost of sales increased by $112.5 million, or 4.2%, from $2,681.7 million in the 26 weeks ended August 1, 2009 to $2,794.2 million in the 26 weeks ended July 31, 2010, primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $50.1 million, or 4.8%, from $1,037.5 million in the 26 weeks ended August 1, 2009 to $1,087.6 million in the 26 weeks ended July 31, 2010. Gross profit as a percentage of sales increased slightly from 27.9% in the 26 weeks ended August 1, 2009 to 28.0% in the 26 weeks ended July 31, 2010. Gross profit as a percentage of sales on new video game hardware increased from 6.6% of sales for the 26 weeks ended August 1, 2009 to 7.1% of sales for the 26 weeks ended July 31, 2010 due to an increase in sales of product replacement plans during fiscal 2010. Gross profit as a percentage of sales on new video game software decreased from 21.4% in the 26 weeks ended August 1, 2009 to 20.6% in the 26 weeks ended July 31, 2010. The decrease in new video game software gross profit percentage was due to a shift in sales from higher margin older platform titles to newer platform titles which carry a lower overall margin percentage. Gross profit as a percentage of sales on used video game products increased slightly from 46.9% in the 26 weeks ended August 1, 2009 to 47.0% in the 26 weeks ended July 31, 2010. Gross profit as a percentage of sales on the other product sales category increased from 33.6% in the 26 weeks ended August 1, 2009 to 34.7% in the 26 weeks ended July 31, 2010 due to a shift in sales to higher margin accessories.

Selling, general and administrative expenses increased by $48.2 million, or 6.3%, from $760.6 million in the 26 weeks ended August 1, 2009 to $808.8 million in the 26 weeks ended July 31, 2010. This increase was primarily attributable to the increase in the number of stores in operation during fiscal 2010 and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 20.4% in the

26 weeks ended August 1, 2009 to 20.8% in the 26 weeks ended July 31, 2010. This increase was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2010. Selling, general and administrative expenses include $14.7 million and $15.3 million in stock-based compensation expense for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively.

Depreciation and amortization expense increased $7.2 million from $77.5 million for the 26 weeks ended August 1, 2009 to $84.7 million in the 26 weeks ended July 31, 2010. This increase was primarily due to capital expenditures associated with the opening of 160 new stores during the 26 weeks ended July 31, 2010 and investments in management information systems.

Interest income from the investment of excess cash balances increased slightly from $1.0 million in the 26 weeks ended August 1, 2009 to $1.1 million in the 26 weeks ended July 31, 2010. Interest expense decreased from $23.9 million in the 26 weeks ended August 1, 2009 to $20.7 million in the 26 weeks ended July 31, 2010, primarily due to the retirement of $100.0 million of the Company’s senior notes since January 31, 2009. Debt extinguishment expense of $2.9 million was recognized as a result of premiums paid related to debt retirement and the write-off of deferred financing fees and unamortized original issue discount in the 26 weeks ended August 1, 2009.

Income tax expense for the 26 weeks ended August 1, 2009 and the 26 weeks ended July 31, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $64.5 million, or 37.1% of earnings before income tax expense, for the 26 weeks ended August 1, 2009 compared to $59.8 million, or 34.3% of earnings before income tax expense, for the 26 weeks ended July 31, 2010. The decrease in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $5.3 million, or 2.7%, from $199.4 million in the 26 weeks ended August 1, 2009 to $194.1 million in the 26 weeks ended July 31, 2010, and an increase in consolidated net income of $5.6 million, or 5.1%, from $109.1 million in the 26 weeks ended August 1, 2009 to $114.7 million in the 26 weeks ended July 31, 2010.

In 2009, the FASB issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $0.8 million increase in consolidated net income attributable to GameStop shareholders represents the portion of the minority interest shareholders’ net loss of the Company’s non-wholly owned subsidiaries during the 26 weeks ended July 31, 2010.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		26 Weeks Ended
	July 31,	August 1,	July 31,	August 1,
	2010	2009	2010	2009
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,280.4	$1,182.2	$2,811.7	$2,657.0
Canada	93.6	90.6	197.9	187.9
Australia	119.3	122.9	226.4	214.5
Europe	305.8	342.8	645.8	659.9

Total	$1,799.1	$1,738.5	$3,881.8	$3,719.3

Operating earnings (loss) by operating segment are as follows:
United States	$71.8	$63.8	$190.4	$176.3
Canada	0.0	3.4	3.8	8.2
Australia	4.9	8.8	7.5	14.4
Europe	(7.1)	(5.0)	(7.6)	0.5

Total	$69.6	$71.0	$194.1	$199.4

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com and Game Informer magazine. As of July 31, 2010, the United States segment included 4,477 GameStop stores, compared to 4,377 on August 1, 2009. Sales for the 13 and 26 weeks ended July 31, 2010 increased 8.3% and 5.8%, respectively, compared to the 13 and 26 weeks ended August 1, 2009 as a result of increased sales at existing stores and the opening of 237 new stores since May 2, 2009 and 306 stores since January 31, 2009, including 52 and 99 stores in the 13 and 26 weeks ended July 31, 2010, respectively. Sales at existing stores increased primarily due to strong sales of new release video game titles in fiscal 2010. Segment operating income for the 13 and 26 weeks ended July 31, 2010 increased by 12.5% and 8.0%, respectively, compared to the 13 and 26 weeks ended August 1, 2009 due to the impact of higher sales for the periods presented.

Canada

Sales in the Canadian segment in the 13 and 26 weeks ended July 31, 2010 increased 3.3% and 5.3%, respectively, compared to the 13 and 26 weeks ended August 1, 2009. The increase in sales was primarily attributable to the favorable exchange rates recognized in the 13 and 26 weeks ended July 31, 2010 compared to the prior year periods, which had the effect of increasing sales by $7.4 million and $25.7 million, respectively, and the additional sales at the 17 and 23 stores opened since May 2, 2009 and January 31, 2009, respectively. As of July 31, 2010, the Canadian segment had 343 stores compared to 339 stores at August 1, 2009. Excluding these effects, sales decreased at existing stores primarily due to weak consumer traffic and lower hardware sales as a result of lower price points when compared to fiscal 2009. Segment operating income for the 13 and 26 weeks ended July 31, 2010 decreased by $3.4 million and $4.4 million, respectively, compared to the 13 and 26 weeks ended August 1, 2009 driven by the decrease in sales at existing stores discussed above, offset by the favorable impact of changes in exchange rates, which had the effect of increasing operating earnings by $0.1 million and $0.7 million, respectively, for the 13 and 26 weeks ended July 31, 2010 when compared to the prior year periods.

Australia

Segment results for Australia include retail operations in Australia and New Zealand and e-commerce operations in Australia. As of July 31, 2010, the Australian segment included 398 stores, compared to 370 at August 1, 2009. Sales for the 13 weeks ended July 31, 2010 decreased 2.9% compared to the 13 weeks ended August 1, 2009. The decrease in sales was primarily due to lower sales in existing stores, offset by the favorable exchange rates recognized in the 13 weeks ended July 31, 2010 compared to the prior year period, which had the effect of increasing sales by $10.1 million, and increases related to the 42 stores opened since May 2, 2009. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 11.1%. The decrease in sales at existing stores was due to weak consumer traffic and lower hardware sales as a result of lower price points when compared to fiscal 2009. Sales for the 26 weeks ended July 31, 2010 increased 5.5% compared to the 26 weeks ended August 1, 2009. The increase in sales was primarily due to the favorable exchange rates recognized in the 26 weeks ended July 31, 2010 compared to the prior year period, which had the effect of increasing sales by $37.0 million, and sales increases related to the 52 stores opened since January 31, 2009. Excluding the impact of changes in exchange rates, sales decreased 11.7%. The decrease in sales was primarily due to the decrease in sales at existing stores as discussed above. Segment operating income in the 13 and 26 weeks ended July 31, 2010 decreased by $3.9 million and $6.9 million, respectively, when compared to the 13 and 26 weeks ended August 1, 2009. The decrease in segment operating income was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the immature sales at new stores. This decrease in operating earnings includes the favorable changes in exchange rates for the 13 and 26 weeks ended July 31, 2010 when compared to the 13 and 26 weeks ended August 1, 2009, which had the effect of increasing operating earnings by $0.4 million and $1.0 million, respectively.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in two countries. As of July 31, 2010, the European segment operated 1,331 stores compared to 1,247 stores as of August 1, 2009. For the 13 and 26 weeks ended July 31, 2010, European sales decreased 10.8% and 2.1%, respectively, compared to the 13 and 26 weeks ended August 1, 2009. The decrease in sales was primarily due to the unfavorable exchange rates recognized in the 13 and 26 weeks ended July 31, 2010 compared to the prior year periods, which had the effect of decreasing sales by $30.9 million and $14.9 million, respectively, as well as a decrease in sales at existing stores offset by the increase in sales at the 138 and 167 stores opened since May 2, 2009 and January 31, 2009, respectively. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to continued macro-economic weakness and a slowdown in hardware sales as a result of lower price points when compared to fiscal 2009.

The segment operating loss in Europe was $7.1 million in the 13 weeks ended July 31, 2010 compared to the operating loss in the 13 weeks ended August 1, 2009 of $5.0 million. The segment operating loss in Europe for the 26 weeks ended July 31, 2010 was $7.6 million compared to the operating income in the 26 weeks ended August 1, 2009 of $0.5 million. The increase in the operating losses for the 13 and 26 week periods ended July 31, 2010 compared to the same periods ended in August 1, 2009 were primarily due to the weaker sales in Europe as discussed above and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. This decrease in operating earnings includes the favorable changes in exchange rates for the 13 and 26 weeks ended July 31, 2010 when compared to the 13 and 26 weeks ended August 1, 2009, which had the effect of increasing operating earnings by $0.7 million and $0.4 million, respectively.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended July 31, 2010, cash used in operations was $291.2 million, compared to cash used in operations of $260.8 million during the 26 weeks ended August 1, 2009. The increase in cash used in operations of $30.4 million was primarily due to an increase in cash used for inventory, taxes payable and prepaid expenses and other current assets, offset by a decrease in cash used for accounts payable and accrued liabilities. Cash used for accounts payable and accrued liabilities, net of the increase in cash used for inventory, decreased in fiscal 2010 when compared to fiscal 2009 due to the timing of payments for increased inventory purchases made during the 26 weeks ended July 31, 2010. The increase in cash used for taxes payable in the 26 weeks ended July 31, 2010 was primarily due to the timing of estimated income tax payments made during fiscal 2010 compared to fiscal 2009. The increase in cash used for prepaid expenses and other current assets was primarily due to an increase in prepaid rent due to the timing of rent payments at the end of the quarter when compared to the prior year, offset by increases in the cash provided by net earnings and the non-cash adjustment for depreciation and amortization totaling $12.9 million.

Cash used in investing activities was $89.5 million and $91.9 million during the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. During the 26 weeks ended July 31, 2010, $80.3 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems and e-commerce, digital and loyalty program initiatives. During the 26 weeks ended August 1, 2009, $76.9 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, during the 26 weeks ended August 1, 2009, the Company used $4.7 million to purchase an increased ownership interest in GameStop Group Limited.

Cash used in financing activities was $243.1 million and $48.0 million for the 26 weeks ended July 31, 2010 and August 1, 2009, respectively. The cash used in financing activities for the 26 weeks ended July 31, 2010 was primarily due to the purchase of $241.6 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010. The cash used in financing activities for the 26 weeks ended August 1, 2009 was primarily due to the repurchase of $50.8 million of principal value of the Company’s senior notes. In addition, the Company borrowed $100 million against its revolver during the 26 weeks ended August 1, 2009 and subsequently repaid the borrowings before August 1, 2009, with a maximum of $75 million outstanding at any one time.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of July 31, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 13 weeks ended August 1, 2009, the Company borrowed and repaid $100 million under the Revolver. As of July 31, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.4 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary, $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 31, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $15.7 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of July 31, 2010, the unamortized original issue discount was $2.2 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of July 31, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of August 1, 2009 and July 31, 2010, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 160 stores in the 26 weeks ended July 31, 2010 and expects to open approximately 400 stores in total during fiscal 2010. Capital expenditures for fiscal 2010 are projected to be approximately $200 million, to be used primarily to fund new store openings and invest in distribution and information systems in support of operations. In addition, in fiscal 2010 we have allocated approximately $100 million for acquisitions in support of our e-commerce and digital initiatives.

Between May 2006 and September 2009, the Company repurchased and redeemed $300 million of Senior Floating Rate Notes and $200 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $2.9 million for the 26 week period ended August 1, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. During the fourth quarter of fiscal 2009, 6.1 million shares were repurchased at an average price per share of $20.12. Of these share repurchases, $64.6 million were settled at the beginning of fiscal 2010. During the 26 weeks ended July 31, 2010, the Company repurchased an additional 9.0 million shares at an average price per share of $19.56. As of July 31, 2010, all authorized share repurchases have been completed.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners of the remaining 49% have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. In June 2008, the Company purchased shares representing approximately 16% of GameStop Group Limited. In July 2009, the Company purchased shares representing an additional 16% for $4.7 million, bringing the Company’s total interest in GameStop Group Limited to approximately 84%.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	alternate sources of distribution of video game software;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results;

•	the risks involved with our international operations; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 26 week periods ended July 31, 2010, the Company recognized a loss of $7.8 million and a gain of $4.1 million, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of July 31, 2010 was a net asset of $11.2 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of July 31, 2010 would result in a (loss) or gain in value of the forwards, options and swaps of ($26.0 million) or $26.0 million, respectively.

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs have filed their appellate brief in support of their appeal and the defendants have filed their consolidated appellate brief in opposition to the appeal. The matter is now fully briefed and is before the Alabama Supreme Court.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended July 31, 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
	Purchased	Share	Programs	Programs(1)
(In thousands of dollars)

May 2 through May 29, 2010	1,320,700	$21.43	1,320,700	$24,462
May 30 through July 3, 2010	1,199,700	$20.39	1,199,700	$—
July 4 through July 31, 2010	—	$—	—	$—

Total	2,520,400	$20.93	2,520,400

(1)	In January 2010, our Board of Directors approved a $300 million share repurchase program. During the 13 weeks ended July 31, 2010, the Company completed all authorized share repurchases.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)

Exhibit
Number	Description

10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

Exhibit
Number		Description

10.19		Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.22		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.30		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 8, 2010

GAMESTOP CORP.

By:	/s/ Troy W. Crawford
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 8, 2010

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)

Exhibit
Number	Description

10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.22	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.30	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.