Form 10-Q
period 2010-10-30
GameStop Corp.
filed 2010-12-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2010
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of November 24, 2010: 151,396,983

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 30,	October 31,	January 30,
	2010	2009	2010
	(Unaudited)	(Unaudited)
	(In thousands, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$181,062	$292,027	$905,418
Receivables, net	58,845	52,543	64,006
Merchandise inventories, net	1,942,416	1,733,962	1,053,553
Deferred income taxes — current	21,808	24,503	21,229
Prepaid taxes	11,466	13,073	—
Prepaid expenses	70,728	61,514	59,434
Other current assets	13,722	16,472	23,664

Total current assets	2,300,047	2,194,094	2,127,304

Property and equipment:
Land	24,328	11,819	11,569
Buildings and leasehold improvements	564,943	516,492	522,965
Fixtures and equipment	785,748	692,660	711,477

Total property and equipment	1,375,019	1,220,971	1,246,011
Less accumulated depreciation and amortization	768,951	629,276	661,810

Net property and equipment	606,068	591,695	584,201
Goodwill, net	2,004,636	1,978,987	1,946,513
Other intangible assets	263,218	279,567	259,860
Other noncurrent assets	41,096	38,980	37,449

Total noncurrent assets	2,915,018	2,889,229	2,828,023

Total assets	$5,215,065	$5,083,323	$4,955,327

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,514,627	$1,328,041	$961,673
Accrued liabilities	564,283	510,296	632,103
Taxes payable	—	—	61,900

Total current liabilities	2,078,910	1,838,337	1,655,676

Senior notes payable, long-term portion, net	248,903	447,121	447,343
Deferred taxes	17,949	6,792	25,466
Other long-term liabilities	100,094	104,335	103,831

Total long-term liabilities	366,946	558,248	576,640

Total liabilities	2,445,856	2,396,585	2,232,316

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 151,369, 164,752 and 158,662 shares outstanding, respectively	151	165	159
Additional paid-in-capital	1,034,858	1,334,481	1,210,539
Accumulated other comprehensive income	167,624	170,259	114,704
Retained earnings	1,567,978	1,181,833	1,397,755

Equity attributable to GameStop Corp. stockholders	2,770,611	2,686,738	2,723,157
Equity (deficit) attributable to noncontrolling interest	(1,402)	—	(146)

Total equity	2,769,209	2,686,738	2,723,011

Total liabilities and stockholders’ equity	$5,215,065	$5,083,323	$4,955,327

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In thousands, except per share data)
	(Unaudited)

Sales	$1,899,152	$1,834,727	$5,780,942	$5,553,984
Cost of sales	1,352,835	1,311,643	4,147,018	3,993,381

Gross profit	546,317	523,084	1,633,924	1,560,603
Selling, general and administrative expenses	408,854	391,210	1,217,654	1,151,815
Depreciation and amortization	44,670	41,605	129,418	119,109

Operating earnings	92,793	90,269	286,852	289,679
Interest income	(297)	(480)	(1,352)	(1,459)
Interest expense	9,966	10,946	30,633	34,881
Debt extinguishment expense	5,966	2,461	5,966	5,323

Earnings before income tax expense	77,158	77,342	251,605	250,934
Income tax expense	22,846	25,117	82,626	89,591

Consolidated net income	54,312	52,225	168,979	161,343
Net loss attributable to noncontrolling interests	396	—	1,244	—

Consolidated net income attributable to GameStop	$54,708	$52,225	$170,223	$161,343

Basic net income per common share(1)	$0.36	$0.32	$1.12	$0.98

Diluted net income per common share(1)	$0.36	$0.31	$1.10	$0.96

Weighted average shares of common stock — basic	150,709	164,702	151,841	164,604

Weighted average shares of common stock — diluted	153,276	168,113	154,638	167,981

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

	GameStop Corp. Stockholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total
	(In thousands)
	(Unaudited)

Balance at January 30, 2010	158,662	$159	$1,210,539	$114,704	$1,397,755	$(146)	$2,723,011
Comprehensive income:
Net income (loss) for the 39 weeks ended October 30, 2010	—	—	—	—	170,223	(1,244)	168,979
Foreign currency translation	—	—	—	52,920	—	(12)	52,908

Total comprehensive income							221,887
Stock-based compensation	—	—	22,142	—	—	—	22,142
Purchase of treasury stock	(11,660)	(12)	(226,378)	—	—	—	(226,390)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $18,504)	4,367	4	28,555	—	—	—	28,559

Balance at October 30, 2010	151,369	$151	$1,034,858	$167,624	$1,567,978	$(1,402)	$2,769,209

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 30,	October 31,
	2010	2009
	(In thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$168,979	$161,343
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	130,894	120,315
Amortization and retirement of deferred financing fees and issue discounts	4,289	4,176
Stock-based compensation expense	22,142	23,226
Deferred income taxes	(8,480)	(5,325)
Excess tax (benefits) expense realized from exercise of stock-based awards	(18,432)	453
Loss on disposal of property and equipment	4,452	4,713
Changes in other long-term liabilities	(3,521)	5,475
Changes in operating assets and liabilities, net
Receivables, net	7,005	17,012
Merchandise inventories	(873,238)	(578,288)
Prepaid expenses and other current assets	(2,318)	753
Prepaid income taxes and accrued income taxes payable	(53,836)	(30,159)
Accounts payable and accrued liabilities	537,719	201,876

Net cash flows used in operating activities	(84,345)	(74,430)

Cash flows from investing activities:
Purchase of property and equipment	(141,525)	(122,122)
Acquisitions, net of cash acquired	(38,132)	(5,208)
Other	(3,891)	(13,242)

Net cash flows used in investing activities	(183,548)	(140,572)

Cash flows from financing activities:
Repurchase of notes payable	(200,000)	(100,000)
Purchase of treasury shares	(286,825)	—
Borrowings from the revolver	—	115,000
Repayments of revolver borrowings	—	(115,000)
Issuance of shares relating to stock options	10,054	4,208
Excess tax benefits (expense) realized from exercise of stock-based awards	18,432	(453)
Other	—	(57)

Net cash flows used in financing activities	(458,339)	(96,302)

Exchange rate effect on cash and cash equivalents	1,876	25,190

Net decrease in cash and cash equivalents	(724,356)	(286,114)
Cash and cash equivalents at beginning of period	905,418	578,141

Cash and cash equivalents at end of period	$181,062	$292,027

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(In thousands, except per share data)
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”), a Delaware corporation, is the world’s largest retailer of video games and PC entertainment software. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts in the consolidated financial statements and notes to the consolidated financial statements are stated in thousands of U.S. dollars unless otherwise indicated.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 30, 2010 (“fiscal 2009”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have a significant impact on the Company’s financial results. Actual results could differ from those estimates. The financial statements included herein for the 13 weeks ended October 30, 2010 include the results of Kongregate Inc., the online video gaming company acquired by the Company on August 1, 2010.

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 30, 2010 are not indicative of the results to be expected for the 52 weeks ending January 29, 2011 (“fiscal 2010”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no options to purchase common stock granted during the 13 weeks ended October 30, 2010 and October 31, 2009. The options to purchase common stock granted during the 39 weeks ended October 30, 2010 and October 31, 2009 were 1,177 and 1,419, respectively, with a weighted-average fair value estimated at $7.88 and $9.45 per share, respectively, using the following assumptions:

	39 Weeks Ended
	October 30,	October 31,
	2010	2009

Volatility	51.6%	47.9%
Risk-free interest rate	1.6%	1.5%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 13 weeks ended October 30, 2010 and October 31, 2009, the Company included compensation expense relating to stock option grants of $3,059 and $3,030, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 39 weeks ended October 30, 2010 and October 31, 2009, the Company included compensation expense relating to stock option grants of $9,083 and $8,472, respectively, in selling, general and administrative expenses. As of October 30, 2010, the unrecognized compensation expense related to the unvested portion of our stock options was $12,358, which is expected to be recognized over a weighted average period of 1.7 years. The total intrinsic values of options exercised during the 13 weeks ended October 30, 2010 and October 31, 2009 were $57,965 and $648, respectively. The total intrinsic values of options exercised during the 39 weeks ended October 30, 2010 and October 31, 2009 were $59,198 and $3,375, respectively.

During the 13 weeks ended October 30, 2010, the Company had no restricted share grants. During the 13 weeks ended October 31, 2009, the Company granted 43 shares of restricted stock which had a fair market value of $23.43 per share. The restricted shares vest in equal annual installments over three years. During the 39 weeks ended October 30, 2010 and October 31, 2009, the Company granted 743 shares and 614 shares, respectively, of restricted stock which had a weighted-average fair market value of $20.43 and $25.84 per share, respectively. The restricted shares vest in equal annual installments over three years. During the 13 weeks ended October 30, 2010 and October 31, 2009, the Company included compensation expense relating to the restricted share grants in the amount of $4,412 and $4,946, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended October 30, 2010 and October 31, 2009, the Company included compensation expense relating to the restricted share grants in the amount of $13,060 and $14,754, respectively, in selling, general and administrative expenses. As of October 30, 2010, there was $19,788 of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

3.	Computation of Net Income per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In thousands, except per share data)

Net income attributable to GameStop	$54,708	$52,225	$170,223	$161,343

Weighted average common shares outstanding	150,709	164,702	151,841	164,604
Dilutive effect of options and restricted shares on common stock	2,567	3,411	2,797	3,377

Common shares and dilutive potential common shares	153,276	168,113	154,638	167,981

Net income per common share:
Basic	$0.36	$0.32	$1.12	$0.98

Diluted	$0.36	$0.31	$1.10	$0.96

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In thousands, except per share data)

13 Weeks Ended October 30, 2010	5,329	$20.32 - 49.95	2011 - 2020
13 Weeks Ended October 31, 2009	3,641	$26.02 - 49.95	2010 - 2019

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets, in thousands:

	October 30, 2010	October 31, 2009	January 30, 2010
	Level 2	Level 2	Level 2

Assets
Foreign Currency Contracts	$12,584	$12,648	$20,062
Company-owned life insurance	2,894	2,530	2,584

Total assets	$15,478	$15,178	$22,646

Liabilities
Foreign Currency Contracts	$15,494	$28,461	$8,991
Nonqualified deferred compensation	863	1,008	762

Total liabilities	$16,357	$29,469	$9,753

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows, in thousands:

	October 30, 2010	October 31, 2009	January 30, 2010

Assets
Foreign Currency Contracts
Other current assets	$10,113	$12,648	$20,062
Other noncurrent assets	2,471	—	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(13,949)	(27,857)	(8,991)
Other long-term liabilities	(1,545)	(604)	—

Total derivatives	$(2,910)	$(15,813)	$11,071

As of October 30, 2010, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $446,659 and a net notional value of $211,462. For the 13 and 39 week periods ended October 30, 2010, the Company recognized losses of $10,983 and $6,851, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. As of October 31, 2009, the Company had a series of Forward Currency Contracts outstanding, with a gross notional value of $540,998 and a net notional value of $242,267. For the 13 and 39 week periods ended October 31, 2009, the Company recognized losses of $2,156 and $14,997, respectively, in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of October 30, 2010, the senior notes payable had a carrying value of $248,903 and a fair value of $255,625. As of October 31, 2009, the senior notes payable had a carrying value of $447,121 and a fair value of $463,725.

5.	Debt

In October 2005, the Company entered into a five-year, $400,000 Credit Agreement (the “Revolver”), including a $50,000 letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 30, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 39 weeks ended October 31, 2009, the Company borrowed and repaid $115,000 under the Revolver. As of October 30, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8,017.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20,000 Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 30, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $6,555.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8,528. The discount is being amortized using the effective interest method. As of October 30, 2010, the unamortized original issue discount was $1,097. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 30, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

negotiated transactions or otherwise, in accordance with applicable securities laws, so long as such acquisitions do not otherwise violate the terms of the Indenture.

Between May 2006 and September 2009, the Company repurchased and redeemed the $300,000 of Senior Floating Rate Notes and $200,000 of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $5,323 for the 39-week period ended October 31, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

In September 2010, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $200,000 of the Senior Notes. As of October 30, 2010, the Company had repurchased or redeemed all $200,000 of the Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $5,966, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

As of October 31, 2009 and October 30, 2010, the only long-term debt outstanding was $450,000 and $250,000, respectively, of the Senior Notes. The maturity on the Senior Notes, gross of the unamortized original issue discount of $1,097, occurs in the fiscal year ending January 2013.

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. The net decrease to our recorded liability for unrecognized tax benefits during the 13 and 39 weeks ended October 30, 2010 was attributable to the closure of open tax years. It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 39 weeks ended October 30, 2010 and October 31, 2009 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company operates departments within eight bookstores operated by Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company pays a license fee to Barnes & Noble on the gross sales of such departments. The Company deems the license fee to be reasonable and based upon terms equivalent to those that would prevail in an arm’s length transaction. During the 13 weeks ended October 30, 2010 and October 31, 2009, these charges amounted to $200 and $227, respectively. During the 39 weeks ended October 30, 2010 and October 31, 2009, these charges amounted to $637 and $688, respectively.

In May 2005, the Company entered into an arrangement with Barnes & Noble under which www.gamestop.com became the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site. Under the terms of this agreement, the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The fee to Barnes & Noble was $24 and $40 for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, and $129 and $160 for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

Until June 2005, GameStop participated in Barnes & Noble’s workers’ compensation, property and general liability insurance programs. Although GameStop secured its own insurance coverage, costs will likely continue to

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be incurred by Barnes & Noble on insurance claims which were incurred under its programs prior to June 2005 and any such costs applicable to insurance claims against GameStop will be allocated to the Company. During the 13 weeks ended October 30, 2010 and October 31, 2009, these charges amounted to $14 and $25, respectively. During the 39 weeks ended October 30, 2010 and October 31, 2009, these charges amounted to $43 and $130, respectively.

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs filed their appellate brief in support of their appeal and the defendants filed their consolidated appellate brief in opposition to the appeal.

On September 24, 2010, the Alabama Supreme Court issued an Order affirming the judgment in the Company’s favor. On October 13, 2010, the final judgment was entered by the Court and the matter is now resolved with no liability to the Company.

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

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. In June 2008, the Company purchased shares representing approximately 16% of GameStop Group Limited, and in July 2009, the Company purchased shares representing an additional 16% of GameStop Group Limited, bringing the Company’s total interest in GameStop Group Limited to approximately 84%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Products

The Company is principally engaged in the sale of new and used video game systems and software, PC entertainment software and related accessories. The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 30,		October 31,		October 30,		October 31,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$276.0	14.5%	$321.4	17.5%	$938.5	16.2%	$1,018.6	18.3%
New video game software	839.1	44.2%	769.4	41.9%	2,375.3	41.1%	2,169.7	39.1%
Used video game products	528.0	27.8%	507.7	27.7%	1,664.3	28.8%	1,617.0	29.1%
Other	256.1	13.5%	236.2	12.9%	802.8	13.9%	748.7	13.5%

Total	$1,899.2	100.0%	$1,834.7	100.0%	$5,780.9	100.0%	$5,554.0	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 30,		October 31,		October 30,		October 31,
	2010		2009		2010		2009
		Gross		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.7	7.9%	$26.8	8.3%	$68.7	7.3%	$72.6	7.1%
New video game software	182.4	21.7%	173.8	22.6%	498.6	21.0%	472.8	21.8%
Used video game products	250.2	47.4%	240.0	47.3%	784.7	47.1%	760.5	47.0%
Other	92.0	35.9%	82.5	34.9%	281.9	35.1%	254.7	34.0%

Total	$546.3	28.8%	$523.1	28.5%	$1,633.9	28.3%	$1,560.6	28.1%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, and the online video gaming Web site www.kongregate.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in five countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 30, 2010. Transactions between reportable segments

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In millions)
	(Unaudited)

Sales by operating segment were as follows:
United States	$1,300.3	$1,200.9	$4,112.0	$3,857.8
Canada	109.5	115.4	307.4	303.3
Australia	117.9	114.2	344.3	328.7
Europe	371.5	404.2	1,017.2	1,064.2

Total	$1,899.2	$1,834.7	$5,780.9	$5,554.0

Operating earnings by operating segment were as follows:
United States	$70.3	$69.0	$260.7	$245.3
Canada	3.8	7.8	7.6	16.0
Australia	6.8	6.6	14.3	21.1
Europe	11.9	6.9	4.3	7.3

Total	$92.8	$90.3	$286.9	$289.7

11.	Supplemental Cash Flow Information

	39 Weeks Ended
	October 30,	October 31,
	2010	2009
	(In thousands)
	(Unaudited)

Cash paid during the period for:
Interest	$36,225	$43,793

Income taxes	$150,912	$119,886

Other non-cash financing activities:
Treasury stock repurchases settled in Nov. 2010	$4,180	$—

12.	Consolidating Financial Statements

In order to finance the EB merger, as described in Note 5, on September 28, 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position of the Company as of October 30, 2010, October 31, 2009 and January 30, 2010 and results of operations for the 13 and 39 weeks ended October 30, 2010 and October 31, 2009 and cash flows for the 39 weeks ended October 30, 2010 and October 31, 2009 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 30,	October 30,		October 30,
	2010	2010	Eliminations	2010
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$45,502	$135,560	$—	$181,062
Receivables, net	122,486	631,221	(694,862)	58,845
Merchandise inventories, net	1,290,253	652,163	—	1,942,416
Deferred income taxes — current	18,198	3,610	—	21,808
Prepaid taxes	(7,569)	19,035	—	11,466
Prepaid expenses	40,452	30,276	—	70,728
Other current assets	5,869	7,853	—	13,722

Total current assets	1,515,191	1,479,718	(694,862)	2,300,047

Property and equipment:
Land	4,670	19,658	—	24,328
Buildings and leasehold improvements	316,723	248,220	—	564,943
Fixtures and equipment	630,086	155,662	—	785,748

Total property and equipment	951,479	423,540	—	1,375,019
Less accumulated depreciation and amortization	564,273	204,678	—	768,951

Net property and equipment	387,206	218,862	—	606,068
Investment	2,122,662	595,033	(2,717,695)	—
Goodwill, net	1,125,109	879,527	—	2,004,636
Other intangible assets	12,024	251,194	—	263,218
Other noncurrent assets	7,024	34,072	—	41,096

Total noncurrent assets	3,654,025	1,978,688	(2,717,695)	2,915,018

Total assets	$5,169,216	$3,458,406	$(3,412,557)	$5,215,065

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,084,593	$430,034	$—	$1,514,627
Accrued liabilities	995,084	264,061	(694,862)	564,283

Total current liabilities	2,079,677	694,095	(694,862)	2,078,910

Senior notes payable, long-term portion, net	248,903	—	—	248,903
Deferred taxes	(13,933)	31,882	—	17,949
Other long-term liabilities	83,958	16,136	—	100,094

Total long-term liabilities	318,928	48,018	—	366,946

Total liabilities	2,398,605	742,113	(694,862)	2,445,856

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 151,369 shares outstanding	151	—	—	151
Additional paid-in-capital	1,034,858	2,427,336	(2,427,336)	1,034,858
Accumulated other comprehensive income	167,624	42,888	(42,888)	167,624
Retained earnings	1,567,978	247,471	(247,471)	1,567,978

Equity attributable to GameStop Corp. stockholders	2,770,611	2,717,695	(2,717,695)	2,770,611
Equity (deficit) attributable to noncontrolling interest	—	(1,402)	—	(1,402)

Total equity	2,770,611	2,716,293	(2,717,695)	2,769,209

Total liabilities and stockholders’ equity	$5,169,216	$3,458,406	$(3,412,557)	$5,215,065

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
	2009	2009	Eliminations	2009
	(Amounts in thousands, except per share amounts)
		(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$151,629	$140,398	$—	$292,027
Receivables, net	241,452	683,089	(871,998)	52,543
Merchandise inventories, net	1,049,944	684,018	—	1,733,962
Deferred income taxes — current	21,645	2,858	—	24,503
Prepaid taxes	(3,654)	16,727	—	13,073
Prepaid expenses	39,866	21,648	—	61,514
Other current assets	1,398	15,074	—	16,472

Total current assets	1,502,280	1,563,812	(871,998)	2,194,094

Property and equipment:
Land	2,670	9,149	—	11,819
Buildings and leasehold improvements	290,335	226,157	—	516,492
Fixtures and equipment	548,581	144,079	—	692,660

Total property and equipment	841,586	379,385	—	1,220,971
Less accumulated depreciation and amortization	472,216	157,060	—	629,276

Net property and equipment	369,370	222,325	—	591,695
Investment	2,032,792	—	(2,032,792)	—
Goodwill, net	1,096,622	882,365	—	1,978,987
Other intangible assets	4,345	275,222	—	279,567
Other noncurrent assets	10,058	28,922	—	38,980

Total noncurrent assets	3,513,187	1,408,834	(2,032,792)	2,889,229

Total assets	$5,015,467	$2,972,646	$(2,904,790)	$5,083,323

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$868,770	$459,271	$—	$1,328,041
Accrued liabilities	1,004,792	377,502	(871,998)	510,296

Total current liabilities	1,873,562	836,773	(871,998)	1,838,337

Senior notes payable, long-term portion, net	447,121	—	—	447,121
Deferred taxes	(32,461)	39,253	—	6,792
Other long-term liabilities	87,822	16,513	—	104,335

Total long-term liabilities	502,482	55,766	—	558,248

Total liabilities	2,376,044	892,539	(871,998)	2,396,585

Stockholders’ equity:
Preferred stock — authorized 5,000 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300,000 shares; 164,752 shares issued and outstanding	165	—	—	165
Additional paid-in-capital	1,334,481	1,757,782	(1,757,782)	1,334,481
Accumulated other comprehensive income	122,944	111,930	(64,615)	170,259
Retained earnings	1,181,833	210,395	(210,395)	1,181,833

Total equity	2,639,423	2,080,107	(2,032,792)	2,686,738

Total liabilities and stockholders’ equity	$5,015,467	$2,972,646	$(2,904,790)	$5,083,323

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 30,	October 30,		October 30,
For the 13 Weeks Ended October 30, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Sales	$1,300,201	$598,951	$—	$1,899,152
Cost of sales	921,460	431,375	—	1,352,835

Gross profit	378,741	167,576	—	546,317
Selling, general and administrative expenses	277,773	131,081	—	408,854
Depreciation and amortization	29,445	15,225	—	44,670

Operating earnings	71,523	21,270	—	92,793
Interest income	(8,553)	(4,011)	12,267	(297)
Interest expense	9,709	12,524	(12,267)	9,966
Debt extinguishment expense	5,966	—	—	5,966

Earnings before income tax expense	64,401	12,757	—	77,158
Income tax expense	18,717	4,129	—	22,846

Consolidated net income	45,684	8,628	—	54,312
Net loss attributable to noncontrolling interests	—	396	—	396

Consolidated net income attributable to GameStop	$45,684	$9,024	$—	$54,708

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 13 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$1,200,873	$633,854	$—	$1,834,727
Cost of sales	841,623	470,020	—	1,311,643

Gross profit	359,250	163,834	—	523,084
Selling, general and administrative expenses	264,599	126,611	—	391,210
Depreciation and amortization	25,586	16,019	—	41,605

Operating earnings	69,065	21,204	—	90,269
Interest income	(10,902)	(6,274)	16,696	(480)
Interest expense	10,630	17,012	(16,696)	10,946
Debt extinguishment expense	2,461	—	—	2,461

Earnings before income tax expense	66,876	10,466	—	77,342
Income tax expense	19,425	5,692	—	25,117

Consolidated net income	47,451	4,774	—	52,225
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$47,451	$4,774	$—	$52,225

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 30,	October 30,		October 30,
For the 39 Weeks Ended October 30, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Sales	$4,111,643	$1,669,299	$—	$5,780,942
Cost of sales	2,936,398	1,210,620	—	4,147,018

Gross profit	1,175,245	458,679	—	1,633,924
Selling, general and administrative expenses	826,161	391,493	—	1,217,654
Depreciation and amortization	84,383	45,035	—	129,418

Operating earnings	264,701	22,151	—	286,852
Interest income	(26,336)	(11,845)	36,829	(1,352)
Interest expense	29,783	37,679	(36,829)	30,633
Debt extinguishment expense	5,966	—	—	5,966

Earnings before income tax expense	255,288	(3,683)	—	251,605
Income tax expense	90,813	(8,187)	—	82,626

Consolidated net income	164,475	4,504	—	168,979
Net loss attributable to noncontrolling interests	—	1,244	—	1,244

Consolidated net income attributable to GameStop	$164,475	$5,748	$—	$170,223

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 39 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Sales	$3,857,808	$1,696,176	$—	$5,553,984
Cost of sales	2,741,355	1,252,026	—	3,993,381

Gross profit	1,116,453	444,150	—	1,560,603
Selling, general and administrative expenses	795,758	356,057	—	1,151,815
Depreciation and amortization	75,337	43,772	—	119,109

Operating earnings	245,358	44,321	—	289,679
Interest income	(33,108)	(7,433)	39,082	(1,459)
Interest expense	34,111	39,852	(39,082)	34,881
Debt extinguishment expense	5,323	—	—	5,323

Earnings before income tax expense	239,032	11,902	—	250,934
Income tax expense	79,354	10,237	—	89,591

Consolidated net income	159,678	1,665	—	161,343
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$159,678	$1,665	$—	$161,343

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 30,	October 30,		October 30,
For the 39 Weeks Ended October 30, 2010	2010	2010	Eliminations	2010
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$164,475	$4,504	$—	$168,979
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	85,741	45,153	—	130,894
Amortization and retirement of deferred financing fees and issue discounts	4,289	—	—	4,289
Stock-based compensation expense	22,142	—	—	22,142
Deferred income taxes	(260)	(8,220)	—	(8,480)
Excess tax benefits realized from exercise of stock-based awards	(18,432)	—	—	(18,432)
Loss on disposal of property and equipment	1,952	2,500	—	4,452
Changes in other long-term liabilities	4,144	(7,665)	—	(3,521)
Changes in operating assets and liabilities, net
Receivables, net	5,787	1,218	—	7,005
Merchandise inventories	(719,994)	(153,244)	—	(873,238)
Prepaid expenses and other current assets	(2,563)	245	—	(2,318)
Prepaid income taxes and accrued income taxes payable	(46,127)	(7,709)	—	(53,836)
Accounts payable and accrued liabilities	491,408	46,311	—	537,719

Net cash flows used in operating activities	(7,438)	(76,907)	—	(84,345)

Cash flows from investing activities:
Purchase of property and equipment	(103,248)	(38,277)	—	(141,525)
Acquisitions, net of cash acquired	(38,132)	—	—	(38,132)
Other	(306)	(3,585)	—	(3,891)

Net cash flows used in investing activities	(141,686)	(41,862)	—	(183,548)

Cash flows from financing activities:
Repurchase of notes payable	(200,000)	—	—	(200,000)
Purchase of treasury shares	(286,825)	—	—	(286,825)
Issuance of shares relating to stock options	10,054	—	—	10,054
Excess tax benefits realized from exercise of stock-based awards	18,432	—	—	18,432

Net cash flows used in financing activities	(458,339)	—	—	(458,339)

Exchange rate effect on cash and cash equivalents	—	1,876	—	1,876

Net decrease in cash and cash equivalents	(607,463)	(116,893)	—	(724,356)
Cash and cash equivalents at beginning of period	652,965	252,453	—	905,418

Cash and cash equivalents at end of period	$45,502	$135,560	$—	$181,062

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	October 31,	October 31,		October 31,
For the 39 Weeks Ended October 31, 2009	2009	2009	Eliminations	2009
	(Amounts in thousands)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$159,678	$1,665	$—	$161,343
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	76,483	43,832	—	120,315
Amortization and retirement of deferred financing fees and issue discounts	4,176	—	—	4,176
Stock-based compensation expense	23,226	—	—	23,226
Deferred income taxes	(557)	(4,768)	—	(5,325)
Excess tax expense realized from exercise of stock-based awards	453	—	—	453
Loss on disposal of property and equipment	1,936	2,777	—	4,713
Changes in other long-term liabilities	8,354	(2,879)	—	5,475
Changes in operating assets and liabilities, net
Receivables, net	12,947	4,065	—	17,012
Merchandise inventories	(412,687)	(165,601)	—	(578,288)
Prepaid expenses and other current assets	5,956	(5,203)	—	753
Prepaid income taxes and accrued income taxes payable	278	(30,437)	—	(30,159)
Accounts payable and accrued liabilities	83,111	118,765	—	201,876

Net cash flows used in operating activities	(36,646)	(37,784)	—	(74,430)

Cash flows from investing activities:
Purchase of property and equipment	(88,388)	(33,734)	—	(122,122)
Acquisitions, net of cash acquired	—	(5,208)	—	(5,208)
Other	(213)	(13,029)	—	(13,242)

Net cash flows used in investing activities	(88,601)	(51,971)	—	(140,572)

Cash flows from financing activities:
Repurchase of notes payable	(100,000)	—	—	(100,000)
Borrowings from the revolver	115,000	—	—	115,000
Repayments of revolver borrowings	(115,000)	—	—	(115,000)
Issuance of shares relating to stock options	4,208	—	—	4,208
Excess tax expense realized from exercise of stock-based awards	(453)	—	—	(453)
Other	(57)	—	—	(57)

Net cash flows used in financing activities	(96,302)	—	—	(96,302)

Exchange rate effect on cash and cash equivalents	—	25,190	—	25,190

Net decrease in cash and cash equivalents	(221,549)	(64,565)	—	(286,114)
Cash and cash equivalents at beginning of period	373,178	204,963	—	578,141

Cash and cash equivalents at end of period	$151,629	$140,398	$—	$292,027

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “our,” or the “Company”) is the world’s largest retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of October 30, 2010, we operated 6,606 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop and EB Games. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr. In addition, we publish Game Informer magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation, and operate the online video gaming Web site www.kongregate.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 29, 2011 (“fiscal 2010”) and ended January 30, 2010 (“fiscal 2009”) consist of 52 weeks.

Growth in the video game industry is driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Sony PlayStation Portable (the “PSP”) was introduced in 2005. The Nintendo DSi XL was introduced in early 2010. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future.

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox live, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards and digitally downloaded software. We operate an online video game platform called Kongregate.com which we acquired in August 2010. We continue to make significant investments in e-commerce, digital delivery systems, online video game aggregation, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.2	71.5	71.7	71.9

Gross profit	28.8	28.5	28.3	28.1
Selling, general and administrative expenses	21.5	21.3	21.1	20.7
Depreciation and amortization	2.4	2.3	2.2	2.2

Operating earnings	4.9	4.9	5.0	5.2
Interest expense, net	0.5	0.6	0.5	0.6
Debt extinguishment expense	0.3	0.1	0.1	0.1

Earnings before income tax expense	4.1	4.2	4.4	4.5
Income tax expense	1.2	1.4	1.5	1.6

Consolidated net income	2.9	2.8	2.9	2.9
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	2.9%	2.8%	2.9%	2.9%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 30,		October 31,		October 30,		October 31,
	2010		2009		2010		2009
		Percent		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total	Sales	of Total
	(Unaudited)

Sales:
New video game hardware	$276.0	14.5%	$321.4	17.5%	$938.5	16.2%	$1,018.6	18.3%
New video game software	839.1	44.2%	769.4	41.9%	2,375.3	41.1%	2,169.7	39.1%
Used video game products	528.0	27.8%	507.7	27.7%	1,664.3	28.8%	1,617.0	29.1%
Other	256.1	13.5%	236.2	12.9%	802.8	13.9%	748.7	13.5%

Total	$1,899.2	100.0%	$1,834.7	100.0%	$5,780.9	100.0%	$5,554.0	100.0%

Other products include PC entertainment and other software, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 30,		October 31,		October 30,		October 31,
	2010		2009		2010		2009
	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit	Gross	Gross Profit
	Profit	Percent	Profit	Percent	Profit	Percent	Profit	Percent
	(Unaudited)

Gross Profit:
New video game hardware	$21.7	7.9%	$26.8	8.3%	$68.7	7.3%	$72.6	7.1%
New video game software	182.4	21.7%	173.8	22.6%	498.6	21.0%	472.8	21.8%
Used video game products	250.2	47.4%	240.0	47.3%	784.7	47.1%	760.5	47.0%
Other	92.0	35.9%	82.5	34.9%	281.9	35.1%	254.7	34.0%

Total	$546.3	28.8%	$523.1	28.5%	$1,633.9	28.3%	$1,560.6	28.1%

13 weeks ended October 30, 2010 compared with the 13 weeks ended October 31, 2009

Sales increased by $64.5 million, or 3.5%, from $1,834.7 million in the 13 weeks ended October 31, 2009 to $1,899.2 million in the 13 weeks ended October 30, 2010. The increase in sales was primarily attributable to the addition of non-comparable store sales from the 402 stores opened since August 1, 2009 and the comparable store sales increase of 1.1% for the third quarter of fiscal 2010, offset by a decrease in sales related to changes in foreign exchange rates of $18.8 million when compared to the third quarter of fiscal 2009. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The increase in comparable store sales was primarily attributable to an increase in new video game software due to strong title releases, offset by a slow-down in hardware unit sell-through in the third quarter of fiscal 2010.

New video game hardware sales decreased $45.4 million, or 14.1%, from $321.4 million in the 13 weeks ended October 31, 2009 to $276.0 million in the 13 weeks ended October 30, 2010, primarily due to a slow-down in hardware unit sell-through as price-cuts that were instituted in the third quarter of fiscal 2009 drove higher sales in that quarter. New video game software sales increased $69.7 million, or 9.1%, from $769.4 million in the 13 weeks ended October 31, 2009 to $839.1 million in the 13 weeks ended October 30, 2010, primarily due to the strong sales of new video game software titles in fiscal 2010 and the increases related to new store openings. Used video game product sales increased $20.3 million, or 4.0%, from $507.7 million in the 13 weeks ended October 31, 2009 to $528.0 million in the 13 weeks ended October 30, 2010. Used video game product sales increased due to the increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand, as well as the addition of sales at the new stores added since fiscal 2009. Sales of other product categories increased by 8.4%, or $19.9 million, from the 13 weeks ended October 31, 2009 to the 13 weeks ended October 30, 2010. The increase in other product sales was primarily due to the launch of the Sony Move and related accessories, as well as the increase in sales of new release PC entertainment software titles and digital online game card sales when compared to the prior year quarter.

As a percentage of sales, new video game hardware decreased and new video game software, used video game products and the other product category increased in the 13 weeks ended October 30, 2010 compared to the 13 weeks ended October 31, 2009. The change in the mix of sales was primarily due to the strong sales of new release video game software and the decrease in hardware unit sell-through discussed above.

Cost of sales increased by $41.2 million, or 3.1%, from $1,311.6 million in the 13 weeks ended October 31, 2009 to $1,352.8 million in the 13 weeks ended October 30, 2010 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $23.2 million, or 4.4%, from $523.1 million in the 13 weeks ended October 31, 2009 to $546.3 million in the 13 weeks ended October 30, 2010. Gross profit as a percentage of sales increased from 28.5% in the 13 weeks ended October 31, 2009 to 28.8% in the 13 weeks ended October 30, 2010. The gross profit percentage increase was caused primarily by the increase in higher margin used video game product sales and new video game software as a percentage of total sales in the third quarter of fiscal 2010 and the decrease in sales from new video game hardware as a percentage of total sales. Gross profit as a percentage of sales on new video game hardware and new video game software decreased from 8.3% and 22.6% in the prior year quarter to 7.9% and 21.7% of sales, respectively, this quarter, primarily due to a decrease in vendor allowances received net of advertising expenses, including expenses associated with the Company’s loyalty program during the third quarter of fiscal 2010. Gross profit as a percentage of sales on used video game products increased from 47.3% in the 13 weeks ended October 31, 2009 to 47.4% in the 13 weeks ended October 30, 2010, primarily due to efforts to improve margin in the countries in which we operate. Gross profit as a percentage of sales on other product sales increased from 34.9% in the 13 weeks ended October 31, 2009 to 35.9% in the 13 weeks ended October 30, 2010, primarily due to a shift in sales to higher margin accessories and the increase in sales of digital online game cards, some of which are recorded on a commission basis at 100% margin.

Selling, general and administrative expenses increased by $17.7 million, or 4.5%, from $391.2 million in the 13 weeks ended October 31, 2009 to $408.9 million in the 13 weeks ended October 30, 2010. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 21.3% in the 13 weeks ended October 31, 2009 to 21.5% in the 13 weeks ended October 30, 2010. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the additional expenses incurred in support of our digital and loyalty initiatives. Included in selling, general and administrative expenses are $7.5 million and $8.0 million in stock-based compensation expense for the 13 weeks ended October 30, 2010 and October 31, 2009, respectively.

Depreciation and amortization expense increased $3.1 million from $41.6 million in the 13 weeks ended October 31, 2009 to $44.7 million in the 13 weeks ended October 30, 2010. This increase was primarily due to the capital expenditures associated with the opening of 78 new stores during the third quarter of fiscal 2010 and investments in management information systems.

Interest income from the investment of excess cash balances decreased from $0.5 million in the 13 weeks ended October 31, 2009 to $0.3 million in the 13 weeks ended October 30, 2010. Interest expense decreased from $10.9 million in the 13 weeks ended October 31, 2009 to $10.0 million in the 13 weeks ended October 30, 2010, primarily due to the retirement of $50.0 million of the Company’s senior notes in the quarter ended October 31, 2009. Debt extinguishment expense of $6.0 million and $2.5 million was recognized in the 13 weeks ended October 30, 2010 and October 31, 2009, respectively, as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended October 31, 2009 and October 30, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $25.1 million, or 32.5%, of earnings before income tax expense for the 13 weeks ended October 31, 2009 compared to $22.8 million, or 29.6% for the 13 weeks ended October 30, 2010. The decrease in the effective income tax rate in the 13 weeks ended October 30, 2010 was due to variability in the accounting related to the Company’s uncertain tax positions and the mix of the tax rates in the countries in which we operate.

The factors described above led to an increase in operating earnings of $2.5 million, or 2.8%, from $90.3 million in the 13 weeks ended October 31, 2009 to $92.8 million in the 13 weeks ended October 30, 2010, and an increase in consolidated net income of $2.1 million, or 4.0%, from $52.2 million in the 13 weeks ended October 31, 2009 to $54.3 million in the 13 weeks ended October 30, 2010.

39 weeks ended October 30, 2010 compared with the 39 weeks ended October 31, 2009

Sales increased by $226.9 million, or 4.1%, from $5,554.0 million in the 39 weeks ended October 31, 2009 to $5,780.9 million in the 39 weeks ended October 30, 2010. The increase in sales was primarily attributable to the addition of non-comparable store sales from the 626 stores opened since January 31, 2009 and increases related to changes in foreign exchange rates of $29.1 million for the 39-week period ended October 30, 2010 when compared to the 39-week period ended October 31, 2009. Comparable store sales were flat during the 39-week period ended October 30, 2010 when compared to the 39-week period ended October 31, 2009.

New video game hardware sales decreased $80.1 million, or 7.9%, from $1,018.6 million in the 39 weeks ended October 31, 2009 to $938.5 million in the 39 weeks ended October 30, 2010, primarily due to a slow-down in hardware unit sell-through, primarily in the Nintendo Wii and DSi and Sony PSP, and price-cuts which resulted in lower per unit sales, partially offset by the additional sales at the new stores added since fiscal 2009. New video game software sales increased $205.6 million, or 9.5%, from $2,169.7 million in the 39 weeks ended October 31, 2009 to $2,375.3 million in the 39 weeks ended October 30, 2010, primarily due to strong sales of new video game titles released in fiscal 2010, compared to fiscal 2009, as well as sales from new stores added since last fiscal year. Used video game product sales increased $47.3 million, or 2.9%, from $1,617.0 million in the 39 weeks ended October 31, 2009 to $1,664.3 million in the 39 weeks ended October 30, 2010. Used video game product sales increased due to the increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand and the additional sales at new stores added since last fiscal year. Sales of other product categories increased by 7.2%, or $54.1 million, from the 39 weeks ended October 31, 2009 to the 39 weeks ended October 30, 2010. The increase in other product sales was primarily due to the increase in sales of new release PC entertainment software and digital online game card sales when compared to the prior fiscal year period.

As a percentage of sales, new video game software and other product sales increased, while new video game hardware and used video game product sales decreased in the 39 weeks ended October 30, 2010 compared to the 39 weeks ended October 31, 2009. The change in the mix of sales was primarily due to the strong sales of new release video game software and the slow-down in hardware unit sell-through discussed above.

Cost of sales increased by $153.6 million, or 3.8%, from $3,993.4 million in the 39 weeks ended October 31, 2009 to $4,147.0 million in the 39 weeks ended October 30, 2010 primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $73.3 million, or 4.7%, from $1,560.6 million in the 39 weeks ended October 31, 2009 to $1,633.9 million in the 39 weeks ended October 30, 2010. Gross profit as a percentage of sales increased from 28.1% in the 39 weeks ended October 31, 2009 to 28.3% in the 39 weeks ended October 30, 2010. The gross profit percentage increase was caused primarily by the decrease in lower margin new video game hardware sales as a percentage of total sales in the 39 weeks ended October 30, 2010 when compared to the 39 weeks ended October 31, 2009. Gross profit as a percentage of sales on new video game hardware increased from 7.1% of sales for the 39 weeks ended October 31, 2009 to 7.3% for the 39 weeks ended October 30, 2010, primarily due to an increase in sales of product replacement plans during fiscal 2010. Gross profit as a percentage of sales on new video game software decreased from 21.8% for the 39 weeks ended October 31, 2009 to 21.0% for the 39 weeks ended October 30, 2010, primarily due to a decrease in vendor allowances received net of advertising expenses, including expenses associated with the Company’s loyalty program. Gross profit as a percentage of sales on used video game products increased slightly from 47.0% for the 39 weeks ended October 31, 2009 to 47.1% for the 39 weeks ended October 30, 2010. Gross profit as a percentage of sales on other product sales increased from 34.0% for the 39 weeks ended October 31, 2009 to 35.1% for the 39 weeks ended October 30, 2010, primarily due to a shift in sales to higher margin accessories and the increase in sales of digital online game cards, some of which are recorded on a commission basis at 100% margin.

Selling, general and administrative expenses increased by $65.9 million, or 5.7%, from $1,151.8 million in the 39 weeks ended October 31, 2009 to $1,217.7 million in the 39 weeks ended October 30, 2010. This increase was primarily attributable to the increase in the number of stores in operation during fiscal 2010 and related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 20.7% in the 39 weeks ended October 31, 2009 to 21.1% in the 39 weeks ended October 30, 2010. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2010. Selling, general and administrative expenses include $22.1 million and $23.2 million in stock-based compensation expense for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively.

Depreciation and amortization expense increased $10.3 million from $119.1 million for the 39 weeks ended October 31, 2009 to $129.4 million in the 39 weeks ended October 30, 2010. This increase was primarily due to the capital expenditures associated with the opening of 238 new stores during the 39 weeks ended October 30, 2010 and investments in management information systems.

Interest income resulting from the investment of excess cash balances decreased from $1.5 million in the 39 weeks ended October 31, 2009 to $1.4 million in the 39 weeks ended October 30, 2010, due primarily to lower invested cash balances and lower interest rates during fiscal 2010. Interest expense decreased from $34.9 million in the 39 weeks ended October 31, 2009 to $30.6 million in the 39 weeks ended October 30, 2010, primarily due to the retirement of $100.0 million of the Company’s senior notes during the 39 weeks ended October 31, 2009. Debt extinguishment expense of $6.0 million and $5.3 million was recognized in the 39 weeks ended October 30, 2010 and October 31, 2009, respectively, as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 39 weeks ended October 31, 2009 and the 39 weeks ended October 30, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $89.6 million, or 35.7% of earnings before income tax expense, for the 39 weeks ended October 31, 2009 compared to $82.6 million, 32.8% of earnings before income tax expense, for the 39 weeks ended October 30, 2010. The decrease in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $2.8 million, or 1.0%, from $289.7 million in the 39 weeks ended October 31, 2009 to $286.9 million in the 39 weeks ended October 30, 2010, and an increase in consolidated net income of $7.7 million, or 4.8%, from $161.3 million in the 39 weeks ended October 31, 2009 to $169.0 million in the 39 weeks ended October 30, 2010.

In 2009, the Financial Accounting Standards Board issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $1.2 million increase in consolidated net income attributable to GameStop shareholders represents the portion of the minority interest shareholders’ net loss of the Company’s non-wholly owned subsidiaries during the 39 weeks ended October 30, 2010.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended		39 Weeks Ended
	October 30,	October 31,	October 30,	October 31,
	2010	2009	2010	2009
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,300.3	$1,200.9	$4,112.0	$3,857.8
Canada	109.5	115.4	307.4	303.3
Australia	117.9	114.2	344.3	328.7
Europe	371.5	404.2	1,017.2	1,064.2

Total	$1,899.2	$1,834.7	$5,780.9	$5,554.0

Operating earnings by operating segment are as follows:
United States	$70.3	$69.0	$260.7	$245.3
Canada	3.8	7.8	7.6	16.0
Australia	6.8	6.6	14.3	21.1
Europe	11.9	6.9	4.3	7.3

Total	$92.8	$90.3	$286.9	$289.7

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine and www.kongregate.com, an online video gaming site. As of October 30, 2010, the United States segment included 4,518 stores, compared to 4,403 stores on October 31, 2009. Sales for the 13 and 39 weeks ended October 30, 2010 increased 8.3% and 6.6%, respectively, compared to the 13 and 39 weeks ended October 31, 2009, as a result of increased sales at existing stores and the opening of 239 stores since August 1, 2009 and 363 stores since January 31, 2009, including 57 and 156 stores in the 13 and 39 weeks ended October 30, 2010, respectively. Sales at existing stores increased primarily due to strong sales of new release video game software in fiscal 2010 and increased market share, partially offset by a slow-down in hardware unit sales. Segment operating income for the 13 and 39 weeks ended October 30, 2010 increased by 1.9% and 6.3%, respectively, compared to the 13 and 39 weeks ended October 31, 2009 due to the impact of the higher sales and related margin in the current periods when compared to the prior fiscal year periods.

Canada

Segment results for Canada include retail operations and an e-commerce site in Canada. As of October 30, 2010, the Canadian segment had 345 stores compared to 340 stores as of October 31, 2009. Sales in the Canadian segment in the 13 and 39 weeks ended October 30, 2010 decreased 5.1% and increased 1.4%, respectively, compared to the 13 and 39 weeks ended October 31, 2009. The decrease in sales for the 13 weeks ended October 30, 2010 was primarily attributable to decreased sales at existing stores, partially offset by the additional sales at the 11 stores opened since August 1, 2009 and the favorable effects of exchange rates recognized in the period. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2009. The decrease in sales was partially offset by the favorable impact of changes in exchange rates, which had the effect of increasing sales by $4.4 million when compared to the prior fiscal year period. The increase in sales for the 39 weeks ended October 30, 2010 was primarily due to additional sales at the 25 stores opened since January 31, 2009 and the favorable impact of changes in exchange rates, which had the effect of increasing sales by $30.1 million when compared to the prior fiscal year period. These increases in sales were largely offset by a decrease in sales at existing stores. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2009.

Segment operating income for the 13 and 39 weeks ended October 30, 2010 decreased by $4.0 million and $8.4 million, respectively, compared to the 13 and 39 weeks ended October 31, 2009, driven by the decrease in sales at existing stores discussed above, offset by the favorable impact of changes in exchange rates, which had the effect of increasing operating earnings by $0.2 million and $0.9 million, respectively, for the 13 and 39 weeks ended October 30, 2010 when compared to the prior fiscal year periods.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of October 30, 2010, the Australian segment included 400 stores, compared to 379 at October 31, 2009. Sales for the 13 and 39 weeks ended October 30, 2010 increased by 3.2% and 4.7%, respectively, when compared to the 13 and 39 weeks ended October 31, 2009. The increase in sales for the 13 and 39 weeks ended October 30, 2010 was primarily due to additional sales at the 34 and 54 stores opened since August 1, 2009 and January 31, 2009, respectively, and the favorable impact of changes in exchange rates, which had the effect of increasing sales by $8.6 million and $45.6 million for the 13 and 39 weeks ended October 30, 2010, respectively, when compared to the prior fiscal year periods. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 4.3% and 9.1% for the 13 and 39 weeks ended October 30, 2010, respectively. The decrease in sales at existing stores was due to weak consumer traffic and lower hardware sales as a result of lower price points when compared to fiscal 2009. Segment operating income in the 13 weeks ended October 30, 2010 increased by $0.2 million when compared to the 13 weeks ended October 31, 2009. The increase in operating income was primarily due to the favorable impact of changes in foreign currency exchange rates, which had the effect of increasing operating income by $0.5 million. Segment operating income in the 39 weeks ended October 30, 2010 decreased by $6.8 million when compared to the 39 weeks ended October 31, 2009. The decrease in operating earnings for the 39 weeks ended October 30, 2010 was driven by the decrease in sales at existing stores discussed above, offset by the favorable impact of changes in exchange rates, which had the effect of increasing operating earnings by $1.5 million in the 39 weeks ended October 30, 2010 when compared to the prior fiscal year period.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in five countries. As of October 30, 2010, the European segment operated 1,343 stores compared to 1,269 stores as of October 31, 2009. For the 13 and 39 weeks ended October 30, 2010, European sales decreased 8.1% and 4.4%, respectively, compared to the 13 and 39 weeks ended October 31, 2009. The decrease in sales was primarily due to the unfavorable impact of changes in exchange rates recognized in the 13 and 39 weeks ended October 30, 2010 compared to the prior fiscal year periods, which had the effect of decreasing sales by $31.8 million and $46.6 million, respectively, and the decrease in sales at existing stores offset by the additional sales at the 118 and 184 stores opened since August 1, 2009 and January 31, 2009, respectively. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to continued macro-economic weakness and a slow-down in hardware sales as a result of lower hardware unit sell-through and lower price points when compared to fiscal 2009.

The segment operating income in Europe for the 13 weeks ended October 30, 2010 increased $5.0 million compared to the 13 weeks ended October 31, 2009. The increase in operating income was primarily driven by higher gross profit as a percentage of sales due to less promotional activity and lower operating expenses when compared to the prior fiscal year period. The increase in operating income was partially offset by the unfavorable impact of changes in exchange rates, which had the effect of decreasing operating income by $1.2 million when compared to the prior fiscal year period. Segment operating income for the 39 weeks ended October 30, 2010 decreased by $3.0 million compared to the 39 weeks ended October 31, 2009. The decrease in operating income was primarily due to the decrease in sales at existing stores discussed above and the unfavorable impact of changes in exchange rates when compared to the prior fiscal year period, which had the effect of decreasing operating earnings by $0.8 million.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended October 30, 2010, cash used in operations was $84.3 million, compared to cash used in operations of $74.4 million during the 39 weeks ended October 31, 2009. The increase in cash used in operations of $9.9 million was primarily due to an increase in cash used for inventory, taxes payable and the operating activities adjustment related to the excess tax benefits realized from the exercise of stock-based awards, offset by a decrease in cash used for accounts payable and accrued liabilities. The increase in cash used for inventory was due to the timing of the release of new video game software and hardware at the end of the current fiscal quarter and the beginning of the Company’s fourth quarter in fiscal 2010 when compared to the same timeframe in fiscal 2009. The increase in cash used for inventory was offset by the related increase in accounts payable and accrued liabilities as this inventory had not been paid for as of the end of the quarter. Inventory turnover was relatively consistent for the 39 weeks ended October 31, 2009 compared to the 39 weeks ended October 30, 2010 as the increase in inventory in fiscal 2010 occurred late in the current fiscal quarter and sales have increased year over year. The increase in cash used for taxes payable in the 39 weeks ended October 30, 2010 was primarily due to the timing of estimated income tax payments made during fiscal 2010 compared to fiscal 2009.

Cash used in investing activities was $183.5 million and $140.6 million during the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. During the 39 weeks ended October 30, 2010, $141.5 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems and

e-commerce, digital and loyalty program initiatives. During the 39 weeks ended October 31, 2009, $122.1 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems. In addition, during the 39 weeks ended October 30, 2010, the Company used $38.1 million in its acquisition of Kongregate Inc., an online video gaming company, as part of its ongoing digital investment strategy. During the 39 weeks ended October 31, 2009, the Company used $5.2 million for acquisitions primarily related to the purchase of an increased ownership interest in GameStop Group Limited.

Cash used in financing activities was $458.3 million and $96.3 million for the 39 weeks ended October 30, 2010 and October 31, 2009, respectively. The cash used in financing activities for the 39 weeks ended October 30, 2010 was primarily due to the purchase of $286.8 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010 and $300 million additional authorization in September 2010. In addition, the Company repurchased $200 million of principal value of the Company’s senior notes. The cash used in financing activities for the 39 weeks ended October 31, 2009 was primarily due to the repurchase of $100 million of principal value of the Company’s senior notes. In addition, the Company borrowed $115 million against its revolver during the 39 weeks ended October 31, 2009 and subsequently repaid the borrowings before October 31, 2009, with a maximum of $75 million outstanding at any one time.

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

In October 2005, the Company entered into a five-year, $400 million Credit Agreement (the “Revolver”), including a $50 million letter of credit sub-limit, secured by the assets of the Company and its U.S. subsidiaries. The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens and the incurrence of additional indebtedness. In April 2007, the Company amended the Revolver to extend the maturity date from October 11, 2010 to April 25, 2012.

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

The per annum interest rate on the Revolver is variable and, at the Company’s option, is calculated by applying a margin of (1) 0.0% to 0.25% above the higher of the prime rate of the administrative agent or the federal funds effective rate plus 0.50% or (2) 1.00% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s consolidated leverage ratio. As of October 30, 2010, the applicable margin was 0.0% for prime rate loans and 1.00% for LIBO rate loans. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. During the 39 weeks ended October 31, 2009, the Company borrowed and repaid $115 million under the Revolver. As of October 30, 2010, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 30, 2010, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $6.6 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of October 30, 2010, the unamortized original issue discount was $1.1 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 30, 2010, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of October 31, 2009 and October 30, 2010, the only long-term debt outstanding was $450 million and $250 million, respectively, of the Senior Notes, which mature on October 1, 2012.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 238 stores in the 39 weeks ended October 30, 2010 and expects to open approximately 400 stores in total during fiscal 2010. Capital expenditures for fiscal 2010 are projected to be approximately $200 million, which will be used primarily to fund new store openings and invest in distribution and information systems in support of operations. In addition, in fiscal 2010 we have allocated approximately $100 million for acquisitions in support of our e-commerce and digital initiatives.

Between May 2006 and September 2009, the Company repurchased and redeemed $300 million of Senior Floating Rate Notes and $200 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $5.3 million for the 39-week period ended October 31, 2009, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

In September 2010, the Company announced that its Board of Directors authorized the buyback of up to an aggregate of an additional $200 million of the Senior Notes. As of October 30, 2010, the Company had repurchased or redeemed all $200 million of the Senior Notes pursuant to this authorization. The associated loss on retirement of debt was $6.0 million for the 39 week period ended October 30, 2010, which consisted of the premium paid to retire the Senior Notes and the write-off of the deferred financing fees and the original issue discount on the Senior Notes.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. During the fourth quarter of fiscal 2009, 6.1 million shares were repurchased at an average price per share of $20.12. Of these share repurchases, $64.6 million were settled at the beginning of fiscal 2010. During the 26 weeks ended July 31, 2010, the Company repurchased an additional 9.0 million shares at an average price per share of $19.56 and completed all authorized share repurchases from the January 2010 plan. On September 13, 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. During the 13 weeks ended October 30, 2010, the Company repurchased an additional 2.6 million shares at an average price per share of $18.91.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	alternate sources of distribution of video game software;

•	the competitive environment in the electronic game industry;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third party litigation;

•	the risks involved with our international operations; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 39 week periods ended October 30, 2010, the Company recognized a $11.0 million and $6.9 million loss, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of October 30, 2010 was a liability of $2.9 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of October 30, 2010 would result in a (loss) or gain in value of the forwards, options and swaps of ($22.0 million) or $22.0 million, respectively.

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

Plaintiffs’ counsel named an expert who plaintiffs indicated would testify that violent video games were a substantial factor in causing the murders. The testimony of plaintiffs’ psychologist expert was heard by the Court on October 30, 2008, and the motion to exclude that testimony was argued on December 12, 2008. On July 30, 2009, the trial court entered its Order granting summary judgment for all defendants, dismissing the case with prejudice on the grounds that plaintiffs’ expert’s testimony did not satisfy the Frye standard for expert admissibility. Subsequent to the entry of the Order, the plaintiffs filed a notice of appeal. The plaintiffs filed their appellate brief in support of their appeal and the defendants filed their consolidated appellate brief in opposition to the appeal.

On September 24, 2010, the Alabama Supreme Court issued an Order affirming the judgment in the Company’s favor. On October 13, 2010, the final judgment was entered by the Court and the matter is now resolved with no liability to the Company.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended October 30, 2010 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
	Purchased	Share	Programs	Programs(1)
(In thousands of dollars)

August 1 through August 28, 2010	—	$—	—	$—
August 29 through October 2, 2010	—	$—	—	$—
October 3 through October 30, 2010	2,611,993	$18.91	2,611,933	$250,615

Total	2,611,993	$18.91	2,611,933

(1)	In September 2010, our Board of Directors approved a $300 million share repurchase program that has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)

Exhibit
Number	Description

10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)
10.15	Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)

Exhibit
Number		Description

10.22		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.30		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 8, 2010

GAMESTOP CORP.

By:	/s/ Troy W. Crawford
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 8, 2010

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(8)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(9)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.4	Second Amended and Restated Supplemental Compensation Plan.(11)
10.5	Form of Option Agreement.(12)
10.6	Form of Restricted Share Agreement.(13)
10.7	Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Agreement, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(14)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(14)
10.9	Security Agreement, dated October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent for the Secured Parties.(14)
10.10	Patent and Trademark Security Agreement, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of Bank of America, N.A., as Collateral Agent.(14)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(14)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(14)
10.13	Form of Securities Collateral Pledge Agreement, dated as of October 11, 2005.(14)
10.14	First Amendment, dated April 25, 2007, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and Merrill Lynch Capital, a division of Merrill Lynch Business Financial Services Inc., as Documentation Agent.(15)

Exhibit
Number		Description

10.15		Second Amendment, dated as of October 23, 2008, to Credit Agreement, dated as of October 11, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed in the Amendment, Bank of America, N.A. and Citicorp North America, Inc., as Issuing Banks, Bank of America, N.A., as Administrative Agent and Collateral Agent, Citicorp North America, Inc., as Syndication Agent, and GE Business Financial Services, Inc., as Documentation Agent.(3)
10.16		Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.17		Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.18		Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.19		Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.20		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(16)
10.21		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.22		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.23		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)
10.24		Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.25		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.26		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)
10.27		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)
10.29		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.30		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema

Exhibit
Number		Description

101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 26, 2007.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.