Form 10-K
period 2011-01-29
GameStop Corp.
filed 2011-03-30
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2011
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
                    (Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,015,000,000, based upon the closing market price of $20.05 per share of Class A Common Stock on the New York Stock Exchange as of July 30, 2010.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 23, 2011: 140,700,393

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of January 29, 2011, we operated 6,670 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr. In addition, we publish Game Informer magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation, with approximately 5.7 million subscribers, and operate the online video gaming Web site www.kongregate.com.

In the fiscal year ended January 29, 2011, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 6,670 stores, 4,536 stores are included in the United States segment and 345, 405 and 1,384 stores are included in the Canadian, Australian and European segments, respectively. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories, which we refer to as video game products, and PC entertainment software and related accessories. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which in turn, increases sales. We also sell various types of products that relate to the digital category, including network point cards, prepaid digital and online timecards and digitally downloadable software. Our products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments, language translations and the timing of roll-outs of newly developed technology enabling the sale of new products, such as digital add-on content. Stores in all segments are similar in size at an average of approximately 1,400 square feet. Our corporate office and one of our distribution facilities are housed in a 518,000 square foot facility in Grapevine, Texas.

The Company began operations in November 1996. In February 2002, GameStop completed an initial public offering of its Class A common stock. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired (the “Micromania acquisition”). Micromania is a leading retailer of video and computer games in France with 379 locations, 328 of which were operating at the date of acquisition. The Company’s operating results for the 52 weeks ended January 29, 2011 (“fiscal 2010”) and January 30, 2010 (“fiscal 2009”) include Micromania’s results; whereas, the Company’s operating results for the 52 weeks ended January 31, 2009 (“fiscal 2008”) include only 11 weeks of Micromania’s results.

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

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally, and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third party litigation;

•	the risks involved with our international operations; and

•	other factors described in this Form 10-K, including those set forth under the caption, “Item 1A. Risk Factors.”

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for video game products and PC entertainment software exceeded $36 billion in 2010 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $18.5 billion market in the United States in 2010, the majority of which was attributable to video game products, excluding sales of used video game products. International Development Group, a market research firm (“IDG”), estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $14.3 billion in Europe in 2010. The NPD Group has reported that video game retail sales in Canada were approximately $1.7 billion in 2010. According to the independent market research firm GfK Group, the Australian market for video game products was approximately $1.7 billion in 2010.

Based on internal estimates compiled from a variety of third-party sources, which estimate portions of the digital video game market, the North American market for digital mobile, social, console and PC games was approximately $6 billion in 2010 and the market is expected to grow to approximately $12 billion by 2015.

New Video Game Products.  The Entertainment Software Association (“ESA”) estimates that 65% of all American households play video or computer games. We expect the following trends to result in increased sales of video game products:

•	Hardware Platform Technology Evolution. Video game hardware has evolved significantly from the early products launched in the 1980s. The processing speed of video game hardware has increased with each generation of hardware to high speed processors in today’s gaming systems, such as the Sony PlayStation 3, the Nintendo Wii and Microsoft Xbox 360, which all launched between 2005 and 2007. In addition, portable handheld video game devices have evolved from the 8-bit Nintendo Game Boy to the 128-bit Nintendo DSi XL, which was introduced in 2010 and the Sony PlayStation Portable (the “PSP”), which was introduced in 2005. Technological developments in chip processing speed, data storage and viewing capabilities have provided significant improvements in advanced graphics, including 3-D viewing, and audio quality, which allow software developers to create more advanced games, encourage existing players to upgrade their hardware platforms and attract new video game players to purchase an initial system. As general computer technology advances, we expect video game technology to make similar advances.

•	Today’s Gaming Systems Provide Multiple Capabilities Beyond Gaming. Most current hardware platforms, including the Sony PlayStation 3 and Microsoft Xbox 360, have the potential to serve as multi-purpose entertainment centers by providing DVD and music playback, movie streaming and interaction with other home entertainment products. The Nintendo Wii also allows for movie streaming. In addition, the Sony PlayStation 3 and PSP, the Nintendo DSi, DSi XL and Wii and Microsoft Xbox 360 all provide internet connectivity and the Sony PlayStation 3 plays Blu-ray discs.

•	Backward Compatibility. The Sony PlayStation 3, the Nintendo DS and Wii and Microsoft Xbox 360 are, to some extent, backward compatible, meaning that titles produced for the earlier version of the hardware platform may be used on the new hardware platform. We believe that during the initial launch phase of next-generation platforms, backward compatibility results in more stable industry growth because the decrease in consumer demand for products associated with existing hardware platforms that typically precedes the release of next-generation hardware platforms is diminished.

•	Introduction of Next-Generation Hardware Platforms Drives Software Demand. Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Historically, when a new platform is released, a limited number of compatible game titles are immediately available, but the selection grows rapidly as manufacturers and third-party publishers develop and release game titles for that new platform.

•	Broadening Demographic Appeal. While the typical electronic game enthusiast is male between the ages of 14 and 49, the electronic game industry is broadening its appeal. More females are playing electronic video games, in part due to the development of video game products that appeal to them. According to ESA, approximately 40% of all electronic game players are female. ESA also states the average game player is 34 years old and the average age of the most frequent game purchaser is 40; however, the video game market also includes approximately 26% of Americans over the age of 50. In addition, the availability of used video game products for sale has enabled a lower-economic demographic, that may not have been able to afford the considerably more expensive new video game products, to participate in the video game industry.

Used Video Game Products.  As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for used video game hardware and software has developed. Based on reports published by the NPD Group, we believe that, as of December 2010, the installed base of video game hardware systems in the United States, based on original sales, totaled over 249 million units of handheld and console video game systems. Of the total installed base, 141 million were comprised of the current generation of video game platforms as follows: 15.4 million Sony PlayStation 3 units, 34.2 million Nintendo Wii units, 25.4 million Microsoft Xbox 360 units, 19 million Sony PSP units and 47.3 million Nintendo DS units. The remainder of the installed base consists of legacy video game platforms, including Sony PlayStation 2, Microsoft Xbox, Nintendo’s GameCube and Game Boy Advance. According to IDG, the installed base of hardware systems as of December 2010 in Europe is approximately 153 million units. Of the total European installed base, 114 million were comprised of the current generation of video game platforms as follows: 14.7 million Sony PlayStation 3 units, 24.9 million Nintendo Wii units, 13.7 million Microsoft Xbox 360 units, 14.8 million Sony PSP units and 46 million Nintendo DS units. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal Company estimates, we believe that the installed base of video game software units in the United States currently exceeds 1.98 billion units. As the substantial installed base of video game hardware and software continues to expand, there is a growing demand for used video game products.

PC Entertainment Software.  PC entertainment software is generally played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities.

Casual Gaming.  The casual game market has grown rapidly over the last few years. Casual games are generally defined as simple, easy-to-use, free or very low-priced games played through the internet in Web browsers, on dedicated gaming Web sites or on mobile phones or other mobile devices. Casual games cost less to develop and distribute than a traditional console video game and are often supported by in-game advertising or user-purchased premium content. The typical casual gamer is predominantly female and older than a traditional console video game player.

Business and Growth Strategy

Our goal is to continue to be the world’s largest multichannel retailer of new and used video game products and PC entertainment software and provide the best video game content to our customers anytime, anywhere and on any device. We plan to strengthen that position by executing the following strategies:

Continuing to Execute our Proven Strategies.  We intend to continue to execute our proven strategies, including:

•	Increase Comparable Store Sales. We plan to increase our comparable store sales by increasing market share by increasing awareness of the GameStop brand and membership in our loyalty program, expanding our sales of used video game products and capitalizing on the growth in demand.

•	Increase GameStop Brand Awareness and Loyalty Membership. Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores acquired in France. In 2007, GameStop introduced its new brand tagline “Power to the Players” and launched a television, radio and newspaper advertising campaign to increase awareness of the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop PowerUp Rewards loyalty program and our Web sites. The PowerUp Rewards loyalty program was launched in 2010 and offers our customers the ability to sign-up for a free or paid membership that offers points earned on purchases which can be redeemed for discounts or merchandise. Through PowerUp Rewards, our customers have access to unique, video-game related rewards unavailable through any other retailer. The program’s paid membership also includes a subscription to Game Informer magazine, additional discounts on used merchandise in our stores and additional credit on trade-ins of used games. Our Web sites allow our customers to buy games online, reserve or pick-up merchandise in our stores and to learn about the latest video game products and PC entertainment software and their availability in our stores. We intend to increase customer awareness of the GameStop brand. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In the 52 weeks ending January 28, 2012 (“fiscal 2011”), we plan to continue to aggressively promote the GameStop PowerUp Rewards loyalty program and increase brand awareness over a broader demographic area in order to promote our unique buying experience in-store for new and used hardware and software, trade-ins of used video game products and to leverage our Web sites at www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es,

www.gamestop.ie, www.gamestop.de and www.micromania.fr and the online video gaming Web site www.kongregate.com.

•	Increase Sales of Used Video Game Products. We believe we are the largest retailer of used video game products in the world and carry the broadest selection of used video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. We will continue to expand the selection and availability of used video game products in our stores. Used video game products generate significantly higher gross margins than new video game products. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities and the use of both broad and targeted marketing to our PowerUp Rewards members. We expect the continued sale of new platform technology and software to drive trade-ins of previous generation products, as well as trade-ins of next generation platform products, thereby expanding the supply of used video game products.

•	Capitalize on Growth in Demand. While sales of new video game hardware decreased from fiscal 2009 to fiscal 2010, our customer base has expanded. Our sales of new video game software and used video game products grew by approximately 6% and 3%, respectively, in fiscal 2010 primarily due to new store growth and the expansion of the hardware platform customer base. In addition, our other product sales increased 10% in fiscal 2010 primarily due to the strong sell-through of new PC entertainment software and the growth of online game card sales. Our sales of new video game software and used video game products grew by approximately 1% and 18%, respectively, in fiscal 2009 primarily due to new store growth, the acquisition of Micromania and the acceptance of used video game products internationally.

•	Store Opening/Closing Strategy. The Company has an analysis-driven approach to store opening and closing decisions. We intend to continue to open new stores in targeted markets where we do not currently have a presence and can take market-share from an uncontested competitor. Likewise, we will be aggressive in the analysis of our existing store base to determine optimal levels of profitability and close stores where profitability goals are not being met or where we can attempt to transfer sales to other nearby existing stores and increase overall profits. We opened 359 new stores and closed 139 stores in fiscal 2010. We opened 388 new stores and closed 145 stores in fiscal 2009. We opened 674 new stores and closed 59 stores in fiscal 2008 and acquired 328 stores in France. On average, our new stores opened in the past three fiscal years have had a return of original investment of less than two years. We plan to open approximately 300 new stores and close approximately 200 stores in fiscal 2011. Our primary growth vehicles will be the expansion of our strip center store base in the United States and the expansion of our international store base. Our strategy within the U.S., Canada and Australia is to open strip center stores in targeted markets where we do not currently have a presence and close stores where we can improve profitability either by transferring sales to other nearby stores or vacating a location. Our strategy in Europe is to continue expansion in locations with a demonstrated track record of successful new store openings and increasing returns on invested capital. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact.

Expand our Digital Growth Strategy to Protect and Expand our Market Leadership Position.  We expect that future growth in the video game industry will be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox Live, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards and digitally downloadable software. We operate an online video game platform called Kongregate.com which we acquired in August 2010. We continue to make significant investments in e-commerce, digital delivery systems, online video game aggregation, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.

Targeting a Broad Audience of Game Players.  We have created store and online environments targeting a broad audience, including the electronic game enthusiast, the casual gamer and the seasonal gift giver. Our stores focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced used video game products. Our stores offer the opportunity to trade in used video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales. Our online properties, including e-commerce sites and Kongregate.com, continue to evolve to meet the needs of consumers looking to research or buy traditional boxed product video games, download the latest PC games or play browser and casual games on their PCs or Android mobile devices.

Enhancing our Image as a Destination Location.  Our stores and e-commerce sites serve as destination locations for game players and gift givers due to our broad selection of products, compelling PowerUp Rewards loyalty programs, game-oriented environment and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of video game products and offer a larger and more current selection of merchandise than other retailers. In our stores, we provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. Our stores are equipped with several video game sampling areas, which provide our customers with the opportunity to play games before purchase, as well as equipment to play video game clips.

Kongregate.com serves as a destination for gamers seeking the latest in online game play with over 35,000 games from over 8,000 developers in a social environment in which gamers can connect with their friends and compare achievements. Many of the favorite Kongregate games are available through the Kongregate app in the Android marketplace for use on Android mobile devices.

Consistently Achieving High New Release Market Share.  We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market and consistently in stock for new video game products and PC entertainment software. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly, we believe that we regularly receive a large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our Web sites prior to their release.

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

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, and the online video gaming Web sites www.kongregate.com and www.joltonline.com. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 13 European countries.

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

Merchandise

Substantially all of our revenues are derived from the sale of tangible products; however, we also sell downloadable software and subscription, time and points cards which do not involve physical product. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as video game accessories and strategy guides. Our in-store inventory generally consists of a constantly changing selection of over 4,500 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Hardware.  We offer the video game platforms of all major manufacturers, including the Sony PlayStation 2 and 3 and PSP, Microsoft Xbox 360 and Kinect, the Nintendo DSi, DSi XL and Wii. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

Video Game Software.  We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as over 50 third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 1,000 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. In 2010, we began selling digitally downloadable add-on content developed by publishers for existing games.

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

PC Entertainment and Other Software.  We purchase PC entertainment software from over 20 publishers, including Electronic Arts, Microsoft and Activision. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Downloadable Content and Subscription, Time and Points Cards.  The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and online PC gaming sites has led to consumer demand for subscription, time and points cards (which we call digital currency) and digitally downloadable content for existing video games. We sell a wide variety of digital currency and we have developed technology to sell downloadable content in our stores and on our U.S. Web site. We believe we are the leading retailer for the sale of digital currency and downloadable content for Xbox Live and the PlayStation Network.

Accessories and Other Products.  Video game accessories consist primarily of controllers, memory cards and other add-ons and, since September 2010, the Sony Move motion controller. We also carry strategy guides, magazines and trading cards. We carry over 300 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Store Operations

As of January 29, 2011, we operated 6,670 stores, primarily under the names GameStop, EB Games and Micromania. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

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

Locations.  The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of January 29, 2011:

Number
United States	of Stores

Alabama	78
Alaska	7
Arizona	89
Arkansas	32
California	481
Colorado	66
Connecticut	61
Delaware	18
District of Columbia	3
Florida	312
Georgia	142
Guam	3
Hawaii	24
Idaho	14
Illinois	196
Indiana	94
Iowa	34
Kansas	37
Kentucky	70
Louisiana	74
Maine	13
Maryland	110
Massachusetts	105
Michigan	125
Minnesota	58
Mississippi	44
Missouri	73
Montana	9
Nebraska	21
Nevada	43
New Hampshire	27
New Jersey	163
New Mexico	27
New York	260
North Carolina	143
North Dakota	7
Ohio	194
Oklahoma	49
Oregon	36
Pennsylvania	216
Puerto Rico	45
Rhode Island	15

Number
United States	of Stores

South Carolina	75
South Dakota	5
Tennessee	96
Texas	381
Utah	27
Vermont	5
Virginia	151
Washington	82
West Virginia	31
Wisconsin	58
Wyoming	7

Sub-total for United States	4,536

Number
International	of Stores

Canada	345
Australia	365
New Zealand	40

Sub-total for Australia	405

Austria	24
Denmark	44
Finland	17
France	379
Germany	205
Ireland	50
Italy	371
Norway	53
Portugal	13
Spain	140
Sweden	63
Switzerland	18
United Kingdom	7

Sub-total for Europe	1,384

Sub-total for International	2,134

Total stores	6,670

Game Informer

We publish Game Informer magazine, a monthly video game magazine featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. Versions of the magazine are sold through subscription, digitally and through displays in our stores throughout most of the world. Game Informer is the fifth largest consumer publication in the U.S. and for its January 2011 issue, the magazine had approximately 5.7 million paid subscriptions. Game Informer is now provided to PowerUp Rewards loyalty card members as a key feature of each paid PowerUp Rewards membership. Game Informer revenues are also generated through the sale of advertising space. We also operate the Web site www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. English version results from Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.

E-Commerce

We operate several electronic commerce Web sites in various countries, including www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr, that allow our customers to buy video game products and other merchandise online and, in some cases, allow customers to reserve merchandise and then pick it up in stores. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. E-commerce results are included in the geographic segment where the sales originate.

Kongregate

In August 2010, we purchased Kongregate Inc., the operator of online video gaming site www.kongregate.com, which offers free-to-play video games to over 13 million unique visitors per month. Kongregate earns revenues from in-game advertising and offering game players the opportunity to advance their game play with in-game transactions (called micro-transactions). Kongregate has a proprietary virtual currency called Kreds which can be purchased and then used to pay for in-game transactions. Over 8,000 developers have used the software development kits created by Kongregate to integrate over 35,000 games into the Kongregate.com environment.

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

In fiscal 2010, we launched our new PowerUp Rewards loyalty program in the United States which gives our customers the ability to sign-up for a free or paid membership that offers points earned on purchases in our stores, on our U.S. Web site and on Kongregate.com, which can be redeemed for discounts or merchandise. The program’s paid tier also includes a subscription to Game Informer magazine, additional discounts on selected merchandise and additional credit on trade-ins in our stores. This program is designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our PowerUp Rewards program provides members with the opportunity to earn one-of-a-kind video game related rewards not available through any other retailer. Vendors also participate in this program to increase the sales of their individual products.

In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness and store openings. We expect our investment in advertising, including PowerUp Rewards, to increase as we continue to expand our membership base and build our brand.

Information Management

Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

Distribution.  We operate distribution facilities in various locations throughout the world, with each location strategically located to support the operations in a particular country or region. In order to enhance our first-to- market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at our facilities and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. Our distribution facilities also typically support refurbishment of used products to be redistributed to our stores.

We distribute products to our U.S. stores through a 362,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. We currently use the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility supports efforts to replenish stores. The state-of-the-art facilities in both U.S. locations are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allows for high-volume receiving, distributions to stores and returns to vendors.

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

Digital Distribution.  We have developed proprietary technology to work in conjunction with both Microsoft and Sony to enable us to sell digitally distributed game content in our stores, through our in-store kiosks and on our e-commerce sites. The downloadable content typically available today consists of add-on content developed by publishers for existing games.

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

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, four vice presidents of stores and 31 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 15 stores. In total, there are approximately 308 districts. Our international operations are managed by a senior executive, with stores in Europe managed by two senior vice presidents, one vice president and managing directors in each region and our stores in Australia and Canada each managed by a vice president. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.

Customer Service

Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews to ensure customers are making informed purchasing decisions and inform customers of available resources, including Game Informer and our e-commerce sites, to increase a customer’s enjoyment of the product upon purchase.

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 82% of our new product purchases in fiscal 2010. Only Microsoft, Nintendo, Sony, Activision and Electronic Arts (which accounted for 18%, 16%, 16%, 12%, and 10%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2010. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. In addition, video games are available for sale and rental from many video stores. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); and Best Buy Co., Inc. (“Best Buy”). Competitors in Europe include Game Group plc (“Game Group”) and its subsidiaries, which operate in the United Kingdom, Ireland, Scandinavia, France, Spain and Portugal, and Media Markt and Carrefour, which operate throughout Europe, and other regional hypermarket chains. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include Game Group, K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2010, we generated approximately 39% of our sales and approximately 57% of our operating earnings during the fourth quarter. During fiscal 2009, we generated approximately 39% of our sales and approximately 55% of our operating earnings during the fourth quarter.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Kongregate,” “Power to the Players,” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania”, we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 17,000 full-time salaried and hourly employees and between 31,000 and 51,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.

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

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing, financial and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers: Daniel A. DeMatteo, our Executive Chairman; J. Paul Raines, our Chief Executive Officer; Tony D. Bartel, our President; Robert A. Lloyd, our Executive Vice President and Chief Financial Officer; and Michael Mauler, our Executive Vice President-International. The loss of services of any of our key personnel could have a negative impact on our business.

We depend upon the timely delivery of products.

We depend on major hardware manufacturers, primarily Sony, Nintendo and Microsoft, to deliver new and existing video game platforms and new innovations on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

We depend upon third parties to develop products and software.

Our business depends upon the continued development of new and enhanced video game platforms and accessories, PC hardware and video game and PC entertainment software. Our business could suffer due to the failure of manufacturers to develop new or enhanced video game platforms, a decline in the continued technological development and use of multimedia PCs, or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems or PC hardware.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Microsoft, Nintendo, Sony, Activision and Electronic Arts, which accounted for 18%, 16%, 16%, 12% and 10%, respectively, of our new product purchases in fiscal 2010. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.

The manufacturers of video game hardware and software and PC entertainment software have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our Web sites. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.

The electronic game industry is cyclical, which could cause significant fluctuation in our earnings.

The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. New video game platforms have historically been introduced approximately every five years. The current generation of video game consoles were introduced in 2005 and 2006. In 2010, Microsoft introduced the Kinect, a motion sensing accessory for the Xbox 360, and Sony introduced the Move, a motion control accessory for the PlayStation 3. These accessories are designed to take advantage of the processing power in the current platforms and are believed to extend the current video game hardware cycle beyond the historical five-year length. If these new motion accessories fail to appeal to consumers or if video game platform manufacturers fail to develop new hardware platforms, our sales of video game products could decline.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group, Carrefour and Media Markt; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do. In addition, video game products and content are increasingly being digitally distributed and other methods may emerge in the future. We also compete with other sellers of used video game products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

International events could delay or prevent the delivery of products to our suppliers.

Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which could lower our sales and profitability.

Our international operations expose us to numerous risks.

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns;

•	currency exchange rate fluctuations;

•	international incidents;

•	natural disasters;

•	government instability; and

•	competitors entering our current and potential markets.

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

While it is currently only possible to download a limited amount of video game content to the next generation video game systems and downloading is constrained by bandwidth capacity, this technology is becoming more prevalent. If advances in technology continue to expand our customers’ ability to access and download the current format of video games, PC entertainment software and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games or PC entertainment software in our stores or reduce their purchases in favor of other forms of game delivery. As a result, sales and earnings could decline. While the Company is currently pursuing various strategies to integrate these new delivery methods and competing content into the Company’s business model, including hiring employees with experience in digital gaming and making investments in and acquisitions of digital gaming and technology-based companies, we can provide no assurances that these strategies will be successful or profitable.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2010, we generated approximately 39% of our sales and approximately 57% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing and allocations of new product releases;

•	the timing of new store openings;

•	shifts in the timing of certain promotions;

•	the effect of changes in tax rates in the jurisdictions in which we operate;

•	the mix of earnings in the countries in which we operate; and

•	changes in foreign currency exchange rates.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 359 stores in fiscal 2010 and expect to open approximately 300 new stores in fiscal 2011. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

Failure to execute our strategy to close stores and transfer customers and sales to nearby stores.

Our strategy includes closing stores which are not meeting our performance hurdles or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores which we plan to close. If we are unsuccessful in marketing to customers of the stores which we plan to close or in transferring sales to nearby stores, our sales and profitability could be adversely affected.

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

We have made and may make investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them.

To enhance our efforts to grow and compete, we have made and continue to make investments and acquisitions. These activities include investments in and acquisitions of digital, browser, social and mobile gaming and technology-based companies as the delivery methods for video games continues to evolve. Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Finally, if any acquisitions are not successfully integrated with our business, our ongoing operations could be adversely affected. Integration of digital, browser, social and mobile gaming and technology-based companies may be particularly challenging to us as these companies are outside of our historical operating expertise.

We may not compete effectively as browser, mobile and social gaming becomes more popular.

Gaming continues to evolve. Recently, the popularity of browser, mobile and social gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile and social gaming is accessed through hardware other than the consoles we sell. If we are unable to respond to this growth in popularity of browser, mobile and social games and transition our business to take advantage of these new forms of gaming, our financial position and results of operations could suffer. While the Company has been and is currently pursuing various strategies to integrate these new forms of gaming into the Company’s business model, we can provide no assurances that these strategies will be successful or profitable.

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

Our ability to make scheduled payments or to refinance our debt obligations depends on our financial and operating performance, which is subject to prevailing economic and competitive conditions and to certain financial, business and other factors beyond our control. These factors include:

•	our reliance on suppliers and vendors for sufficient quantities of their products and new product releases and our ability to obtain favorable terms from these suppliers and vendors;

•	economic conditions affecting the electronic game industry, the retail industry and the banking and financial services industry;

•	the outlook of the credit markets toward the video game business;

•	the highly competitive environment in the electronic game industry and the resulting pressure from our competitors potentially forcing us to reduce our prices or increase spending;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel; and

•	our dependence upon software publishers to develop popular game and entertainment titles for video game systems and PCs.

If our financial condition or operating results materially deteriorate, our relations with our creditors, including holders of our senior notes, the lenders under our senior credit facility and our suppliers, may be materially and adversely impacted.

We have debt that could adversely impact cash availability for growth and operations and may increase our vulnerability to general adverse economic and industry conditions.

As of January 29, 2011, we had approximately $249.0 million of indebtedness. Our debt service obligations with respect to this indebtedness could have an adverse impact on our earnings and cash flows for as long as the indebtedness is outstanding.

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

All of our stores are leased. Store leases typically provide for an initial lease term of three to ten years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability.

The terms of the store leases for the 6,670 leased stores open as of January 29, 2011 expire as follows:

Number
Lease Terms to Expire During	of Stores

(12 Months Ending on or About January 31)
Expired and in negotiations	31
2012	1,341
2013	1,872
2014	1,384
2015	816
2016 and later	1,226

6,670

At January 29, 2011, the Company owned or leased office and distribution facilities, with lease expiration dates ranging from 2011 to 2019 and an average remaining lease life of approximately four years, in the following locations:

	Square	Owned or
Location	Footage	Leased	Use

United States
Grapevine, Texas, USA	518,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Minneapolis, Minnesota, USA	15,000	Leased	Administration
West Chester, Pennsylvania, USA	6,100	Leased	Administration
Canada
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Brampton, Ontario, Canada	59,000	Leased	Distribution and administration
Australia
Pinkenba, Queensland, Australia	70,000	Owned	Distribution and administration
Auckland, New Zealand	13,000	Leased	Distribution
Europe
Arlov, Sweden	80,000	Owned	Distribution and administration
Milan, Italy	120,000	Owned	Distribution and administration
Memmingen, Germany	67,000	Owned	Distribution and administration
Valencia, Spain	22,000	Leased	Distribution
Valencia, Spain	15,000	Leased	Administration
Dublin, Ireland	24,000	Leased	Distribution and administration
Paris, France	54,000	Leased	Distribution
Sophia Antipolis, France	17,000	Leased	Administration

In addition, we are constructing a 161,000 square foot distribution and administration building in Eagle Farm, Queensland, Australia, estimated to be completed in fiscal 2011.

Item 3.	Legal Proceedings

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s shareholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.	[Removed and Reserved]

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”

The following table sets forth, for the periods indicated, the high and low sales prices of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2010
	High	Low

Fourth Quarter	$23.23	$19.16
Third Quarter	$21.49	$17.70
Second Quarter	$25.31	$17.96
First Quarter	$25.75	$17.12

	Fiscal 2009
	High	Low

Fourth Quarter	$26.05	$19.42
Third Quarter	$28.62	$22.04
Second Quarter	$30.29	$20.02
First Quarter	$32.82	$21.81

Approximate Number of Holders of Common Equity

As of March 2, 2011, there were approximately 1,509 record holders of the Company’s Class A common stock, par value $.001 per share.

Dividends

The Company has never declared or paid any dividends on its common stock. We may consider in the future the advisability of paying dividends. However, our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the indenture governing the senior notes restrict, and the terms of the senior credit facility may restrict, our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Issuer Purchases of Equity Securities

Purchases by the Company of its equity securities during the fourth quarter of the fiscal year ended January 29, 2011 were as follows:

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
Period	Purchased	Share	Programs	Programs(1)
				(In millions of dollars)

October 31 through November 27, 2010	—	$—	—	$250.6
November 28 through January 1, 2011	—	$—	—	$250.6
January 2 through January 29, 2011	5,403,900	$20.77	5,403,900	$138.4

Total	5,403,900	$20.77	5,403,900

(1)	In September 2010, our Board of Directors approved a $300 million share repurchase program under which we purchased $161.6 million of treasury shares. On February 4, 2011, our Board of Directors replaced the $300 million share repurchase plan with a new plan authorizing $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. The $500 million plan occurred subsequent to our fiscal year end and is not included in the above chart.

GameStop Stock Comparative Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the period commencing January 27, 2006 through January 28, 2011 (the last trading date of fiscal 2010) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A common stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 27, 2006 and (ii) reinvestment of dividends. The Class A common stock reflects a two-for-one stock split on March 16, 2007.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/27/2006	2/2/2007	2/1/2008	1/30/2009	1/29/2010	1/28/2011
GME	100.00	137.71	268.37	126.62	101.02	107.20
S&P 500 Index	100.00	112.83	108.70	64.33	83.65	99.43
Dow Jones Specialty Retailers Index	100.00	109.20	98.44	61.69	89.16	118.48

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2007 consisted of 53 weeks and the fiscal years ended January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 and the “Balance Sheet Data” as of January 29, 2011 and January 30, 2010 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 2, 2008 and February 3, 2007 and the “Balance Sheet Data” as of January 31, 2009, February 2, 2008 and February 3, 2007 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	52 Weeks	52 Weeks	52 Weeks	52 Weeks	53 Weeks
	Ended	Ended	Ended	Ended	Ended
	January 29,	January 30,	January 31,	February 2,	February 3,
	2011	2010	2009	2008	2007
	(In millions, except per share data and statistical data)

Statement of Operations Data:
Sales	$9,473.7	$9,078.0	$8,805.9	$7,094.0	$5,318.9
Cost of sales	6,936.1	6,643.3	6,535.8	5,280.3	3,847.5

Gross profit	2,537.6	2,434.7	2,270.1	1,813.7	1,471.4
Selling, general and administrative expenses	1,700.3	1,635.1	1,445.4	1,182.0	1,021.1
Depreciation and amortization	174.7	162.6	145.0	130.3	109.8
Merger-related expenses(1)	—	—	4.6	—	6.8

Operating earnings	662.6	637.0	675.1	501.4	333.7
Interest expense (income), net	35.2	43.2	38.8	47.7	73.3
Debt extinguishment expense	6.0	5.3	2.3	12.6	6.1

Earnings before income tax expense	621.4	588.5	634.0	441.1	254.3
Income tax expense	214.6	212.8	235.7	152.8	96.0

Consolidated net income	406.8	375.7	398.3	288.3	158.3
Net loss attributable to noncontrolling interests	1.2	1.6	—	—	—

Consolidated net income attributable to GameStop	$408.0	$377.3	$398.3	$288.3	$158.3

Basic net income per common share(2)	$2.69	$2.29	$2.44	$1.82	$1.06

Diluted net income per common share(2)	$2.65	$2.25	$2.38	$1.75	$1.00

Weighted average shares outstanding — basic(2)	151.6	164.5	163.2	158.2	149.9

Weighted average shares outstanding — diluted(2)	154.0	167.9	167.7	164.8	158.3

Store Operating Data:
Number of stores by segment
United States	4,536	4,429	4,331	4,061	3,799
Canada	345	337	325	287	267
Australia	405	388	350	280	219
Europe	1,384	1,296	1,201	636	493

Total	6,670	6,450	6,207	5,264	4,778
Comparable store sales increase (decrease)(3)	1.1%	(7.9)%	12.3%	24.7%	11.9%
Inventory turnover	5.1	5.2	5.8	6.0	5.2
Balance Sheet Data:
Working capital	$407.0	$471.6	$255.3	$534.2	$353.3
Total assets	5,063.8	4,955.3	4,483.5	3,775.9	3,349.6
Total debt, net	249.0	447.3	545.7	574.5	855.5
Total liabilities	2,167.9	2,232.3	2,212.9	1,913.4	1,973.7
Total equity	2,895.9	2,723.0	2,270.6	1,862.4	1,375.9

(1)	The Company’s results of operations for fiscal 2008 and the 53 weeks ended February 3, 2007 (“fiscal 2006”) include expenses believed to be of a one-time or short-term nature associated with the Micromania acquisition

(fiscal 2008) and the EB merger (fiscal 2006), which included $4.6 million and $6.8 million, respectively, considered in operating earnings. In fiscal 2008, the $4.6 million included $3.5 million related to foreign currency losses on funds used to purchase Micromania. In fiscal 2006, the $6.8 million included $1.9 million in charges associated with assets of the Company considered to be impaired as a result of the EB merger and $4.9 million in costs associated with integrating the operations of GameStop and EB.

(2)	Weighted average shares outstanding and earnings per common share have been adjusted to reflect the conversion of Class B common stock that was outstanding prior to its conversion into Class A common stock on a one-for-one basis on February 7, 2007 and a two-for-one stock split on March 16, 2007. The Company’s Class B common stock was traded on the NYSE under the symbol “GME.B” until February 7, 2007.

(3)	Stores are included in our comparable store sales base beginning in the 13th month of operation.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of January 29, 2011, we operated 6,670 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr. In addition, we publish Game Informer magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation and operate the online video gaming Web site www.kongregate.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 29, 2011 (“fiscal 2010”), January 30, 2010 (“fiscal 2009”) and January 31, 2009 (“fiscal 2008”) consisted of 52 weeks.

The Company began operations in November 1996. In February 2002, GameStop completed an initial public offering of its Class A common stock. In October 2005, GameStop acquired the operations of Electronics Boutique Holdings Corp. (“EB”), a 2,300-store video game retailer in the U.S. and 12 other countries, by merging its existing operations with EB under GameStop Corp. (the “EB merger”).

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania SAS (“Micromania”) for $580.4 million, net of cash acquired in the transaction. Micromania is the leading retailer of video and computer games in France with 379 locations, 328 of which were operating on the date of acquisition (the “Micromania acquisition”). The Company’s operating results for fiscal 2010 and fiscal 2009 include Micromania’s results and the Company’s operating results for fiscal 2008 include 11 weeks of Micromania’s results.

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

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Sony PlayStation Portable (the “PSP”) was introduced in 2005. The Nintendo DSi XL was introduced in early 2010. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future.

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

Revenue Recognition.  Revenue from the sales of the Company’s products is recognized at the time of sale and is stated net of sales discounts. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. The revenue from the paid membership of the Company’s PowerUp Rewards loyalty program is recognized over the one-year membership term. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

The Company sells a variety of digital products which generally allow consumers to download software or play games on the internet. Certain of these products do not require the Company to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from the Company, consumers pay a retail price and the Company earns a commission based on a percentage of the retail sale as negotiated with the product publisher. The Company recognizes this commission as revenue on the sale of these digital products.

Stock-Based Compensation.  The Company records share-based compensation expense in earnings based on the grant-date fair value of options or restricted stock granted. As of January 29, 2011, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $9.3 million and $14.8 million, respectively, which is expected to be recognized over a weighted average period of 1.7 and 1.7 years, respectively. Note 1 of “Notes to Consolidated Financial Statements” provides additional information on stock-based compensation.

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

Property and Equipment.  Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 29, 2011 have not been material.

Goodwill.  Goodwill, aggregating $1,996.3 million, has been recorded as of January 29, 2011 related to various acquisitions. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed at the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess. If the carrying value of an individual indefinite-life intangible asset exceeds its fair value, such individual indefinite-life intangible asset is written down by the amount of the excess. The Company completed its annual impairment test of goodwill on the first day of the fourth quarter of fiscal 2008, fiscal 2009 and fiscal 2010 and concluded that none of its goodwill was impaired. Note 8 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

The discounted cash flow method used to determine the fair value of reporting units requires management to make significant judgments based on the Company’s projected sales and gross margin, annual business plans, future business strategies and economic factors. Discount rates used in the analysis reflect the Company’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. The impairment testing process is subject to inherent uncertainties and subjectivity, particularly related to sales and gross margin which can be impacted by various factors including the items listed in Item 1A. Risk Factors. While the fair value is determined based on the best available information at the time of assessment, any changes in business or economic conditions could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. Based on currently available information and forecasts of the Company’s annual results, we do not anticipate recording any impairment of goodwill or other intangible assets in any of the Company’s reporting units for the fiscal year ending January 28, 2012.

Other Intangible Assets and Other Noncurrent Assets.  Other intangible assets consist primarily of tradenames, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded primarily as a result of the Micromania acquisition and the EB merger. We record intangible assets apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are amortized over the period in which they are expected to contribute directly to cash flows.

Tradenames which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but they are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. For additional information related to the Company’s intangible assets, see Note 8 of “Notes to Consolidated Financial Statements.”

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

Income Taxes.  The Company accounts for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our Company and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. In accordance with GAAP, we maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	52 Weeks Ended	52 Weeks Ended	52 Weeks Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	73.2	73.2	74.2

Gross profit	26.8	26.8	25.8
Selling, general and administrative expenses	18.0	18.0	16.4
Depreciation and amortization	1.8	1.8	1.6
Merger-related expenses	—	—	0.1

Operating earnings	7.0	7.0	7.7
Interest expense, net	0.4	0.4	0.5
Debt extinguishment expense	—	0.1	—

Earnings before income taxes	6.6	6.5	7.2
Income tax expense	2.3	2.4	2.7

Consolidated net income	4.3	4.1	4.5
Net loss attributable to noncontrolling interests	—	0.1	—

Consolidated net income attributable to GameStop	4.3%	4.2%	4.5%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 29,		January 30,		January 31,
	2011		2010		2009
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,720.0	18.1%	$1,756.5	19.3%	$1,860.2	21.1%
New video game software	3,968.7	41.9%	3,730.9	41.1%	3,685.0	41.9%
Used video game products	2,469.8	26.1%	2,394.1	26.4%	2,026.6	23.0%
Other	1,315.2	13.9%	1,196.5	13.2%	1,234.1	14.0%

Total	$9,473.7	100.0%	$9,078.0	100.0%	$8,805.9	100.0%

Other products include PC entertainment and other software, digital products and currency, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 29,		January 30,		January 31,
	2011		2010		2009
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$124.9	7.3%	$113.5	6.5%	$112.6	6.1%
New video game software	819.6	20.7%	795.0	21.3%	768.4	20.9%
Used video game products	1,140.5	46.2%	1,121.2	46.8%	974.5	48.1%
Other	452.6	34.4%	405.0	33.8%	414.6	33.6%

Total	$2,537.6	26.8%	$2,434.7	26.8%	$2,270.1	25.8%

Fiscal 2010 Compared to Fiscal 2009

Sales increased $395.7 million, or 4.4%, to $9,473.7 million in the 52 weeks of fiscal 2010 compared to $9,078.0 million in the 52 weeks of fiscal 2009. The increase in sales was primarily attributable to the addition of non-comparable store sales from the 747 stores opened since January 31, 2009, and an increase in comparable store sales of 1.1%. The increase in comparable store sales was primarily due to strong sales of new video game and PC entertainment titles in fiscal 2010 compared to fiscal 2009. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales decreased $36.5 million, or 2.1%, from fiscal 2009 to fiscal 2010, primarily due to a decrease in hardware unit sell-through, primarily in the Nintendo Wii and DSi and Sony PSP, and price cuts which resulted in lower per unit sales, partially offset by the additional sales at new stores added since fiscal 2009. New video game hardware sales decreased as a percentage of sales from 19.3% in fiscal 2009 to 18.1% in fiscal 2010, primarily due to the slow-down in hardware unit sell-through as the new platforms mature, as well as price decreases initiated by the manufacturers in fiscal 2009.

New video game software sales increased $237.8 million, or 6.4%, from fiscal 2009 to fiscal 2010, primarily due to strong sales of new video game titles released in fiscal 2010, compared to fiscal 2009, as well as sales from new stores added since fiscal 2009. New video game software sales increased as a percentage of total sales from 41.1% in fiscal 2009 to 41.9% in fiscal 2010, primarily due to the new release sales growth and the slow-down in hardware unit sell-through discussed above.

Used video game product sales increased $75.7 million, or 3.2%, from fiscal 2009 to fiscal 2010, primarily due to the increase in the availability of hardware and software associated with the current generation hardware platforms as those platforms age and expand and the additional sales at new stores added since fiscal 2009. As a percentage of sales, used video game product sales decreased from 26.4% to 26.1%, primarily due to the increase in new release video game software sales and other product sales. Sales of other product categories, including PC entertainment and other software and accessories, increased 9.9%, or $118.7 million, from fiscal 2009 to fiscal 2010, primarily due to stronger sales of newly-released PC entertainment software titles in fiscal 2010 and an increase in revenue associated with the Company’s loyalty program.

Cost of sales increased by $292.8 million, or 4.4%, from $6,643.3 million in fiscal 2009 to $6,936.1 million in fiscal 2010 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $102.9 million, or 4.2%, from $2,434.7 million in fiscal 2009 to $2,537.6 million in fiscal 2010. Gross profit as a percentage of sales was 26.8% in fiscal 2009 and fiscal 2010. Gross profit as a percentage of sales on new video game hardware increased from 6.5% in fiscal 2009 to 7.3% in fiscal 2010 due primarily to an increase in product replacement plan sales. Gross profit as a percentage of sales on new video game software decreased from 21.3% in fiscal 2009 to 20.7% in fiscal 2010, primarily due to a decrease in vendor allowances received, net of advertising expenses. Advertising expenses increased, due in part to expenses associated with the Company’s new loyalty program. Gross profit as a percentage of sales on used video game products decreased from 46.8% in fiscal 2009 to 46.2% in fiscal 2010 primarily due to promotional activities in the holiday selling season and a shift in sales from older hardware and software platform sales, which generate higher gross margins as platforms age, to current generation platform sales which have lower gross margins. Gross profit as a percentage of sales on the other product sales category increased from 33.8% in fiscal 2009 to 34.4% in fiscal 2010 primarily due to a shift in sales to higher margin accessories, increases in revenue associated with the Company’s loyalty program and the increase in sales of digital online game cards, some of which are recorded on a commission basis at 100% margin.

Selling, general and administrative expenses increased by $65.2 million, or 4.0%, from $1,635.1 million in fiscal 2009 to $1,700.3 million in fiscal 2010. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives in fiscal 2010. Selling, general and administrative expenses as a percentage of sales were 18.0% in fiscal 2009 and fiscal 2010. Selling, general and administrative expenses include $29.6 million and $37.8 million in stock-based compensation expense for fiscal 2010 and fiscal 2009, respectively. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $2.5 million in fiscal 2010, compared to $3.8 million in fiscal 2009.

Depreciation and amortization expense increased $12.1 million from $162.6 million in fiscal 2009 to $174.7 million in fiscal 2010. This increase was primarily due to capital expenditures associated with the opening of 359 new stores during fiscal 2010 and investments in strategic initiatives and management information systems. Depreciation and amortization expense is expected to increase from fiscal 2010 to fiscal 2011 due to continued investments in new stores, management information systems and other strategic initiatives.

Interest income resulting from the investment of excess cash balances decreased from $2.2 million in fiscal 2009 to $1.8 million in fiscal 2010 as a result of lower invested cash balances and lower interest rates during fiscal 2010. Interest expense decreased from $45.4 million in fiscal 2009 to $37.0 million in fiscal 2010, primarily due to the retirement of $200.0 million of the Company’s senior notes since January 30, 2010 and the retirement of $100.0 million of the Company’s senior notes during fiscal 2009. Debt extinguishment expense of $6.0 million and $5.3 million was recognized in fiscal 2010 and fiscal 2009, respectively, as a result of the premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense increased by $1.8 million, from $212.8 million in fiscal 2009 to $214.6 million in fiscal 2010. The Company’s effective tax rate decreased from 36.2% in fiscal 2009 to 34.5% in fiscal 2010 due primarily to the variability in the accounting for the Company’s uncertain tax positions. See Note 12 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $25.6 million, or 4.0%, from $637.0 million in fiscal 2009 to $662.6 million in fiscal 2010 and an increase in consolidated net income of $31.1 million, or 8.3%, from $375.7 million in fiscal 2009 to $406.8 million in fiscal 2010.

In 2009, the Financial Accounting Standards Board (“FASB”) issued new guidance related to the reporting of non-controlling interests in subsidiaries. The $1.2 million and $1.6 million increase in consolidated net income attributable to GameStop shareholders for fiscal 2010 and fiscal 2009, respectively, represents the portion of the net loss of the Company’s non-wholly owned subsidiaries attributable to the minority shareholders’ interest.

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

New video game hardware sales decreased $103.7 million, or 5.6%, from fiscal 2008 to fiscal 2009, primarily due to a decrease in consumer traffic as discussed above and price cuts on hardware consoles, partially offset by the additional sales at new stores added since the prior year through growth and acquisition. New video game hardware sales decreased as a percentage of sales from 21.1% in fiscal 2008 to 19.3% in fiscal 2009, primarily due to the slow-down in hardware unit sell-through as the new platforms mature, as well as price decreases initiated by the manufacturers in fiscal 2009.

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

Depreciation and amortization expense increased $17.6 million from $145.0 million in fiscal 2008 to $162.6 million in fiscal 2009. This increase was primarily due to the acquisition of Micromania, capital expenditures associated with the opening of 388 new stores during fiscal 2009 and investments in management information systems.

Interest income from the investment of excess cash balances decreased from $11.6 million in fiscal 2008 to $2.2 million in fiscal 2009 as a result of lower invested cash balances due to the prior year acquisitions and lower interest rates. Interest expense decreased from $50.4 million in fiscal 2008 to $45.4 million in fiscal 2009, primarily due to the retirement of $100.0 million of the Company’s senior notes during fiscal 2009 and the retirement of $30.0 million of the Company’s senior notes during fiscal 2008. Debt extinguishment expense of $5.3 million and $2.3 million was recognized in fiscal 2009 and fiscal 2008, respectively, as a result of the premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

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

The $1.6 million increase in consolidated net income attributable to GameStop shareholders for fiscal 2009 represents the portion of the net loss of the Company’s non-wholly owned subsidiaries attributable to the minority shareholders’ interest.

Segment Performance

The Company operates its business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance and how we divide management responsibility. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories (which we refer to as video game products) and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments. Stores in all segments are similar in size at an average of approximately 1,400 square feet.

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

Sales by operating segment in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

United States	$6,681.2	$6,275.0	$6,466.7
Canada	502.3	491.4	548.2
Australia	565.2	530.2	520.0
Europe	1,725.0	1,781.4	1,271.0

Total	$9,473.7	$9,078.0	$8,805.9

Operating earnings by operating segment, defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

United States	$530.8	$488.8	$530.1
Canada	22.6	35.0	32.6
Australia	41.0	46.0	46.8
Europe	68.2	67.2	65.6

Total	$662.6	$637.0	$675.1

Total assets by operating segment in U.S. dollars were as follows (in millions):

	January 29,	January 30,	January 31,
	2011	2010	2009

United States	$2,896.7	$2,864.9	$2,592.5
Canada	357.6	337.8	288.8
Australia	469.4	399.9	290.7
Europe	1,340.1	1,352.7	1,311.5

Total	$5,063.8	$4,955.3	$4,483.5

Fiscal 2010 Compared to Fiscal 2009

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine and www.kongregate.com, an online video gaming site. As of January 29, 2011, the United States segment included 4,536 GameStop stores, compared to 4,429 stores on January 30, 2010. Sales for fiscal 2010 increased 6.5% compared to fiscal 2009 as a result of increased sales at existing stores and the additional sales at the 434 stores opened since January 31, 2009, including the 227 stores opened in fiscal 2010. Sales at existing stores increased primarily due to strong sales of new release video game software and PC entertainment software and increased market share, partially offset by a slow-down in hardware unit sales. Segment operating income for fiscal 2010 increased by 8.6% compared to fiscal 2009, driven by the increase in sales and related margin discussed above.

Canada

Segment results for Canada include retail operations and an e-commerce site in Canada. Sales in the Canadian segment in the 52 weeks ended January 29, 2011 increased 2.2% compared to the 52 weeks ended January 30, 2010.

The increase in sales was primarily attributable to the favorable impact of changes in exchange rates in fiscal 2010 when compared to fiscal 2009, which had the effect of increasing sales by $38.8 million. Excluding the impact of changes in exchange rates, sales in the Canadian segment decreased 5.7%. The decrease in sales was primarily due to the decrease in sales at existing stores, offset by the additional sales at the 26 stores opened since January 31, 2009. As of January 29, 2011, the Canadian segment had 345 stores compared to 337 stores as of January 30, 2010. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2009. Segment operating income for fiscal 2010 decreased $12.4 million to $22.6 million compared to $35.0 million for fiscal 2009. The decrease in operating income when compared to the prior year was primarily due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. The decrease in operating income was partially offset by the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $1.6 million when compared to fiscal 2009.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of January 29, 2011, the Australian segment included 405 stores, compared to 388 stores as of January 30, 2010. Sales for the 52 weeks ended January 29, 2011 increased 6.6% compared to the 52 weeks ended January 30, 2010. The increase in sales was primarily attributable to the favorable impact of changes in exchange rates in fiscal 2010 when compared to fiscal 2009, which had the effect of increasing sales by $63.8 million. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 5.4%. The decrease in sales was primarily due to the decrease in sales at existing stores offset by the additional sales at the 59 stores opened since January 31, 2009. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2009. Segment operating income in fiscal 2010 decreased by $5.0 million to $41.0 million when compared to $46.0 million in fiscal 2009. The decrease in operating earnings for fiscal 2010 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses will rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the immature sales at new stores. This decrease in operating earnings was offset by the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $3.8 million when compared to fiscal 2009.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in five countries. As of January 29, 2011, the European segment operated 1,384 stores, compared to 1,296 stores as of January 30, 2010. For the 52 weeks ended January 29, 2011, European sales decreased 3.2% compared to the 52 weeks ended January 30, 2010. This decrease in sales was due to the unfavorable impact of changes in exchange rates in fiscal 2010, which had the effect of decreasing sales by $106.4 million when compared to fiscal 2009, and a decrease in sales at existing stores. The decrease in sales was partially offset by additional sales at the 228 new stores opened since January 31, 2009. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to the continued macroeconomic weakness and lower hardware sales as a result of a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2009.

The segment operating income in Europe for fiscal 2010 increased by $1.0 million to $68.2 million compared to $67.2 million in fiscal 2009. The increase in the operating income was primarily due to an increase in gross margin, driven by an increase in used product sales, partially offset by the unfavorable impact of changes in exchange rates, which had the effect of decreasing operating earnings by $6.5 million when compared to fiscal 2009.

Fiscal 2009 Compared to Fiscal 2008

United States

As of January 30, 2010, the United States segment included 4,429 GameStop stores, compared to 4,331 stores on January 31, 2009. Sales for the 52 weeks ended January 30, 2010 decreased 3.0% compared to the 52 weeks ended January 31, 2009 as a result of decreased sales at existing stores offset by the opening of 514 new stores, including 207 stores in the 52 weeks ended January 30, 2010. Sales at existing stores decreased partially due to a decrease in consumer traffic as a result of the continued macroeconomic weakness and a slow-down in hardware units sales, offset by an increase in used video game product sales due to an increase in the availability of hardware and software associated with the current generation of hardware platforms as those platforms age and expand. Segment operating income for the 52 weeks ended January 30, 2010 decreased by 7.8% compared to the 52 weeks ended January 31, 2009, driven by the decrease in sales and the deleveraging of the fixed components of selling, general and administrative expenses.

Canada

Sales in the Canadian segment in the 52 weeks ended January 30, 2010 decreased 10.4% compared to the 52 weeks ended January 31, 2009. The decrease in sales was primarily attributable to decreased sales at existing stores offset by the additional sales at the 47 stores opened during fiscal 2008 and fiscal 2009. As of January 30, 2010, the Canadian segment had 337 stores compared to 325 stores as of January 31, 2009. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through. Segment operating income for the 52 weeks ended January 30, 2010 increased by 7.4% to $35.0 million compared to the 52 weeks ended January 31, 2009. The increase in operating income when compared to the prior year was primarily due to an increase in gross margin, driven by an increase in used product sales and the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $1.2 million when compared to fiscal 2008.

Australia

As of January 30, 2010, the Australian segment included 388 stores, compared to 350 stores as of January 31, 2009. Sales for the 52 weeks ended January 30, 2010 increased 2.0% compared to the 52 weeks ended January 31, 2009. The increase in sales was due to the additional sales at the 112 stores opened during fiscal 2008 and fiscal 2009 and the favorable impact of changes in exchange rates, which had the effect of increasing sales by $5.2 million, offset by a decrease in sales at existing stores. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through. Segment operating income in the 52 weeks ended January 30, 2010 decreased by 1.7% to $46.0 million when compared to the 52 weeks ended January 31, 2009. The decrease in operating earnings for the 52 weeks ended January 30, 2010 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses will rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the immature sales at new stores. This decrease in operating earnings was offset by the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $3.6 million when compared to fiscal 2008.

Europe

Segment results for Europe include retail operations in 13 European countries including France, in which we commenced operations on November 17, 2008 as a result of the Micromania acquisition. As of January 30, 2010, the European segment operated 1,296 stores, compared to 1,201 stores as of January 31, 2009. For the 52 weeks ended January 30, 2010, European sales increased 40.2% compared to the 52 weeks ended January 31, 2009. The increase in sales was primarily due to the additional sales at the 703 new and acquired stores opened between February 3, 2008 and January 30, 2010, including the 328 stores from the Micromania acquisition in November 2008. This increase in sales was offset by the decrease in sales at existing stores and the unfavorable impact of changes in exchange rates recognized in fiscal 2009, which had the effect of decreasing sales by $15.3 million when compared to fiscal 2008. The decrease in existing store sales was primarily driven by weak consumer traffic due to the continued macroeconomic weakness and a slow-down in hardware unit sell-through.

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

Liquidity and Capital Resources

Cash Flows

During fiscal 2010, cash provided by operations was $591.2 million, compared to cash provided by operations of $644.2 million in fiscal 2009. The decrease in cash provided by operations of $53.0 million from fiscal 2009 to fiscal 2010 was primarily due to an increase in cash used for inventory, partially offset by the increase in accounts payable and accrued liabilities, the increase in prepaid expenses and other current assets and the increase in other long-term liabilities, as well as the changes in the adjustment related to the excess tax benefits realized from the exercise of stock-based awards, which decreased cash provided by operations by $18.6 million. These decreases were partially offset by an increase in cash provided by consolidated net income, including the non-cash adjustments to earnings. The increase in net inventory was primarily due to higher purchases during fiscal 2010, particularly during the holiday season primarily related to hardware units which were at lower in-stock positions at the end of fiscal 2009.

During fiscal 2009, cash provided by operations was $644.2 million, compared to cash provided by operations of $549.2 million in fiscal 2008. The increase in cash provided by operations of $95.0 million from fiscal 2008 to fiscal 2009 was primarily due to an increase in cash provided by the decrease in inventory, net of the decrease in accounts payable and accrued liabilities, the increase in income taxes payable and deferred taxes, as well as the changes in the adjustment related to the excess tax benefits realized from the exercise of stock-based awards which decreased by $34.6 million. The decrease in net inventory was primarily due to lower overall purchases during fiscal 2009 as a result of the continued macroeconomic weakness and our efforts to effectively manage inventory levels. Inventory turnover also decreased in fiscal 2009 compared to fiscal 2008, primarily due to the growth in the international segments which have lower inventory turns compared to the United States segment due to their lower overall store count and multiple warehouse facilities. The increase in cash related to income taxes payable and deferred income taxes in fiscal 2009 compared to fiscal 2008 was primarily due to the timing of the recognition of deferred income tax items and the timing of estimated income tax payments at the end of fiscal 2009.

Cash used in investing activities was $240.1 million in fiscal 2010, $187.2 million in fiscal 2009 and $820.9 million in fiscal 2008. During fiscal 2010, the Company used $202.0 million for capital expenditures primarily to open 359 stores and to invest in information systems and $38.1 million for acquisitions in support of the Company’s digital initiatives. During fiscal 2009, the Company used $178.8 million for capital expenditures primarily to open 388 new stores and to invest in information systems. In addition, the Company used $8.4 million on acquisitions. During fiscal 2008, the Company used $580.4 million, net of cash acquired, to purchase Micromania and $50.3 million, net of cash acquired, to acquire Free Record Shop Norway AS, The Gamesman Limited and an increased ownership interest in GameStop Group Limited. In addition, during fiscal 2008, $190.2 million of cash was used for capital expenditures primarily to open 674 new stores and to invest in information systems.

Cash used in financing activities was $555.6 million in fiscal 2010. Cash used in financing activities was $154.4 million in fiscal 2009 and cash provided by financing activities was $29.6 million in fiscal 2008. The cash flows used in financing activities in fiscal 2010 were primarily for the repurchase of $381.2 million of treasury shares and $200.0 million in principal of the Company’s senior notes. The cash flows used in financing activities in fiscal 2009 were primarily for the repurchase of $100.0 million in principal amount of the Company’s senior notes and the purchase of $58.4 million of treasury shares. The cash flows provided by financing activities in fiscal 2008 were due to cash received related to the issuance of shares associated with stock option exercises of $28.9 million and for the excess tax benefits realized from the exercise of stock-based awards of $34.2 million. These cash inflows were offset by the repurchase of $30.0 million in principal amount of the Company’s senior notes. In addition, the Company borrowed $425.0 million related to the acquisition of Micromania and subsequently repaid the balance before the end of fiscal 2008.

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

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amends and restates, in its entirety, the Company’s prior credit agreement entered into on October 11, 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening in the credit markets.

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of the borrowing base during the prospective 12-month period, the Company is subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility and is set at 1.25% for prime rate loans and 2.25% for LIBO rate loans until the first day of the fiscal quarter of the borrowers commencing on May 1, 2011. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of January 29, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries.

During fiscal 2010, the Company borrowed and repaid $120 million under the Credit Agreement. During fiscal 2009, the Company borrowed and repaid $115 million under the Credit Agreement. As of January 29, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.2 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 29, 2011, there were $11.0 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.6 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of January 29, 2011, the unamortized original issue discount was $1.0 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 29, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. and Banc of America Securities LLC. The Term Loan Agreement provided for term loans (“Term Loans”) in the aggregate of $150 million, consisting of a $50 million secured term loan (“Term Loan A”) and a $100 million unsecured term loan (“Term Loan B”). The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5.0% to 5.75% per annum.

In addition to the $150 million under the Term Loans, the Company borrowed $275 million under the Credit Agreement to complete the acquisition of Micromania in November 2008. As of January 31, 2009, the Credit Agreement and the Term Loans were repaid in full.

As of January 30, 2010 and January 29, 2011, the only long-term debt outstanding was the Senior Notes.

The maturity on the $250 million Senior Notes, gross of the unamortized original issue discount of $1.0 million, occurs in the fiscal year ending January 2013.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 359 stores in fiscal 2010. We expect to open approximately 300 stores in fiscal 2011. Capital expenditures for fiscal 2011 are projected to be approximately $170 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by its Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $6.0 million, $5.3 million and $2.3 million for the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 30, 2010 and the 52 weeks ended January 29, 2011 were as follows, in millions:

Balance at January 31, 2009	$545.7
Repurchase of Senior Notes, net	(98.4)

Balance at January 30, 2010	$447.3
Repurchase of Senior Notes, net	(198.3)

Balance at January 29, 2011	$249.0

We used cash to expand the Company through acquisitions. On November 17, 2008, GameStop France SAS, a wholly owned subsidiary of GameStop, completed the acquisition of substantially all of the outstanding capital stock of SFMI Micromania from its shareholders for approximately $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 379 stores as of January 29, 2011. The Company funded the transaction with cash on hand, a draw on the Credit Agreement totaling $275 million, and the Term Loans.

In addition to the Micromania acquisition, the Company completed other acquisitions in fiscal 2008 with a total consideration of $50.3 million. During fiscal 2010 and fiscal 2009, the Company used $38.1 million and $8.4 million, respectively, for acquisitions which were primarily for the Company’s overall digital growth strategy.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2010, the number of shares repurchased were 17.1 million for an average price per share of $19.84. On February 4, 2011, the Board of Directors of the Company authorized a $500 million repurchase fund to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the September 2010 $300 million stock repurchase plan which had $138.4 million remaining. As of March 24, 2011, the Company has purchased an additional 5.9 million shares for an average price per share of $19.88 with $382.3 million remaining under the outstanding authorization.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, required payments on the Senior Notes, digital initiatives, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of January 29, 2011:

	Payments Due by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1-3 Years	3-5 Years	5 Years
	(In millions)

Long-Term Debt(1)	$290.0	$20.0	$270.0	$—	$—
Operating Leases	1,337.6	350.7	492.2	231.8	262.9
Purchase Obligations(2)	903.7	903.7	—	—	—

Total	$2,531.3	$1,274.4	$762.2	$231.8	$262.9

(1)	The long-term debt consists of $250.0 million (principal value), which bears interest at 8.0% per annum. Amounts include contractual interest payments.

(2)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with Daniel A. DeMatteo, Executive Chairman; R. Richard Fontaine, Chairman International; J. Paul Raines, Chief Executive Officer; Tony D. Bartel, President and Robert A. Lloyd, Executive Vice President and Chief Financial Officer. The term of the employment agreement with Mr. DeMatteo commenced on April 11, 2005, when he was Chief Operating Officer of the Company, and was renewed in April 2010 with an expiration date of March 3, 2013. The term of the employment agreement with Mr. Fontaine commenced on April 11, 2005, when he was Chairman and Chief Executive Officer of the Company, and was renewed in April 2010 with an expiration date of March 3, 2013. The term of the employment agreement for Mr. Raines commenced on September 7, 2008 and continues for a period of three years thereafter. The term of the employment agreement for Mr. Bartel commenced on October 24, 2008 and continues for a period of three years thereafter. The term of the employment agreement for Mr. Lloyd commenced on June 2, 2010 and continues for a period of three years thereafter.

Each of the employment agreements was amended on February 9, 2011 to eliminate the right of each executive to terminate his employment agreement as a result of a change-in-control of the Company. The amendments also eliminated the automatic renewal provision of each agreement, except for Mr. Fontaine, whose agreement does not contain an automatic renewal provision. The minimum annual salaries during the term of employment under the amended and restated employment agreements for Messrs. DeMatteo, Fontaine, Raines, Bartel and Lloyd shall be no less than $1,250,000, $600,000, $1,000,000, $750,000 and $500,000, respectively. The Board of Directors of the Company has set the annual salaries of Messrs. DeMatteo, Raines, Bartel and Lloyd for fiscal 2011 at $1,250,000, $1,030,000, $775,000 and $550,000, respectively. The employment agreement for Mr. Fontaine stipulates that his annual salary for the period between March 27, 2011 and March 3, 2013 will be $600,000.

As of January 29, 2011, we had standby letters of credit outstanding in the amount of $8.2 million and had bank guarantees outstanding in the amount of $17.7 million, $6.1 million of which are cash collateralized.

As of January 29, 2011, the Company had $24.9 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

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

Off-Balance Sheet Arrangements

As of January 29, 2011, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Certain Relationships and Related Transactions

The Company has various relationships with Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company operates departments within eight bookstores operated by Barnes & Noble, whereby the Company pays a license fee to Barnes & Noble on the gross sales of such departments. Additionally, www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site whereby the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The Company also continues to incur costs related to its participation in Barnes & Noble’s workers’ compensation, property and general liability insurance programs prior to June 2005. During the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, the charges related to these transactions amounted to $1.4 million, $1.6 million and $1.9 million, respectively.

Recent Accounting Standards and Pronouncements

In January 2010, the FASB issued Accounting Standards Update (“ASU”) ASU 2010-6, Improving Disclosures About Fair Value Measurements. On January 31, 2010, the Company adopted ASU 2010-6, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

On January 31, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that SEC filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Interest Rate Exposure

Our Revolver’s per annum interest rate is variable and is based on one of (i) the U.S. prime rate, (ii) the LIBO rate or (iii) the U.S. federal funds rate. We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. In addition, the Senior Notes outstanding carry a fixed interest rate. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 29, 2011, the Company recognized a $7.1 million loss in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of January 29, 2011 was a net asset of $1.2 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of January 29, 2011 would result in a (loss) or gain in value of the forwards, options and swaps of ($20.5) million or $20.5 million, respectively.

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

(b) Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 29, 2011. The effectiveness of our internal control over financial reporting as of January 29, 2011 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to the Company’s Executive Chairman, Chairman International, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, any Executive Vice President of the Company and any Vice President of the Company employed in a finance or accounting role. This Code of Ethics is filed as Exhibit 14.1 to this Form 10-K. The Company also has adopted a Code of Standards, Ethics and Conduct applicable to all of the Company’s management-level employees, which is filed as Exhibit 14.2 to this Form 10-K.

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

(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:

The following financial statement schedule for the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
			Charged
			to Other	Deductions-
	Balance at	Charged to	Accounts-	Write-Offs	Balance at
	Beginning	Costs and	Accounts	Net of	End of
	of Period	Expenses	Payable	Recoveries	Period
	(In millions)

Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 29, 2011	$66.5	$27.5	$39.5	$64.0	$69.5
52 Weeks Ended January 30, 2010	56.6	48.9	34.1	73.1	66.5
52 Weeks Ended January 31, 2009	59.7	43.0	34.7	80.8	56.6

Column C(2) consists primarily of amounts received from vendors for defective allowances.

The Company does not maintain a reserve for estimated sales returns and allowances as amounts are considered to be immaterial. All other schedules are omitted because they are not applicable.

     *  The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2011 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

(b) Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
3.3	Amendment to Amended and Restated Bylaws.(12)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)
10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(19)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)
10.10	Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)

Exhibit
Number	Description

10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)
10.14	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.15	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.16	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.17	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.20	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.21	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)
10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.24	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.25	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)
10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(20)
10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(15)
10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

Exhibit
Number	Description

10.31	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)
10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
12.1	Computation of Ratio of Earnings to Fixed Charges.
14.1	Code of Ethics for Senior Financial and Executive Officers.
14.2	Code of Standards, Ethics and Conduct.
21.1	Subsidiaries.
23.1	Consent of BDO USA, LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. Paul Raines
J. Paul Raines
Chief Executive Officer

Date: March 30, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ J. Paul Raines J. Paul Raines	Chief Executive Officer (Principal Executive Officer)	March 30, 2011

/s/ Daniel A. DeMatteo Daniel A. DeMatteo	Executive Chairman and Director	March 30, 2011

/s/ R. Richard Fontaine R. Richard Fontaine	Chairman International and Director	March 30, 2011

/s/ Robert A. Lloyd Robert A. Lloyd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 30, 2011

/s/ Troy W. Crawford Troy W. Crawford	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 30, 2011

/s/ Jerome L. Davis Jerome L. Davis	Director	March 30, 2011

/s/ Steven R. Koonin Steven R. Koonin	Director	March 30, 2011

/s/ Leonard Riggio Leonard Riggio	Director	March 30, 2011

/s/ Michael N. Rosen Michael N. Rosen	Director	March 30, 2011

/s/ Stephanie M. Shern Stephanie M. Shern	Director	March 30, 2011

Name	Capacity	Date

/s/ Stanley P. Steinberg Stanley P. Steinberg	Director	March 30, 2011

/s/ Gerald R. Szczepanski Gerald R. Szczepanski	Director	March 30, 2011

/s/ Edward A. Volkwein Edward A. Volkwein	Director	March 30, 2011

/s/ Lawrence S. Zilavy Lawrence S. Zilavy	Director	March 30, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 29, 2011 and January 30, 2010 and the related consolidated statements of income, stockholders’ equity, and cash flows for the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. as of January 29, 2011 and January 30, 2010, and the results of its operations and its cash flows for the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 30, 2011 expressed an unqualified opinion thereon.

/s/  BDO USA, LLP
BDO USA, LLP

Dallas, Texas
March 30, 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of January 29, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A of the Annual Report on Form 10-K, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 29, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 29, 2011 and January 30, 2010, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 29, 2011, January 30, 2010, and January 31, 2009 and our report dated March 30, 2011 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/  BDO USA, LLP
BDO USA, LLP

Dallas, Texas
March 30, 2011

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 29,	January 30,
	2011	2010
	(In millions)

ASSETS
Current assets:
Cash and cash equivalents	$710.8	$905.4
Receivables, net	65.5	64.0
Merchandise inventories, net	1,257.5	1,053.6
Deferred income taxes — current	28.8	21.2
Prepaid expenses	75.7	59.4
Other current assets	16.5	23.7

Total current assets	2,154.8	2,127.3

Property and equipment:
Land	24.0	11.5
Buildings and leasehold improvements	577.2	523.0
Fixtures and equipment	817.8	711.5

Total property and equipment	1,419.0	1,246.0
Less accumulated depreciation and amortization	805.2	661.8

Net property and equipment	613.8	584.2
Goodwill, net	1,996.3	1,946.5
Other intangible assets	254.6	259.9
Other noncurrent assets	44.3	37.4

Total noncurrent assets	2,909.0	2,828.0

Total assets	$5,063.8	$4,955.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,028.1	$961.7
Accrued liabilities	657.0	632.1
Taxes payable	62.7	61.9

Total current liabilities	1,747.8	1,655.7

Senior notes payable, long-term portion, net	249.0	447.3
Deferred taxes	74.9	25.5
Other long-term liabilities	96.2	103.8

Total long-term liabilities	420.1	576.6

Total liabilities	2,167.9	2,232.3

Commitments and contingencies (Notes 10 and 11)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 146.0 and 158.7 shares outstanding, respectively	0.1	0.2
Additional paid-in-capital	928.9	1,210.5
Accumulated other comprehensive income	162.5	114.7
Retained earnings	1,805.8	1,397.8

Equity attributable to GameStop Corp. stockholders	2,897.3	2,723.2
Equity (deficit) attributable to noncontrolling interest	(1.4)	(0.2)

Total equity	2,895.9	2,723.0

Total liabilities and stockholders’ equity	$5,063.8	$4,955.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions, except per share data)

Sales	$9,473.7	$9,078.0	$8,805.9
Cost of sales	6,936.1	6,643.3	6,535.8

Gross profit	2,537.6	2,434.7	2,270.1
Selling, general and administrative expenses	1,700.3	1,635.1	1,445.4
Depreciation and amortization	174.7	162.6	145.0
Merger-related expenses	—	—	4.6

Operating earnings	662.6	637.0	675.1
Interest income	(1.8)	(2.2)	(11.6)
Interest expense	37.0	45.4	50.4
Debt extinguishment expense	6.0	5.3	2.3

Earnings before income tax expense	621.4	588.5	634.0
Income tax expense	214.6	212.8	235.7

Consolidated net income	406.8	375.7	398.3
Net loss attributable to noncontrolling interests	1.2	1.6	—

Consolidated net income attributable to GameStop	$408.0	$377.3	$398.3

Basic net income per common share(1)	$2.69	$2.29	$2.44

Diluted net income per common share(1)	$2.65	$2.25	$2.38

Weighted average shares of common stock — basic	151.6	164.5	163.2

Weighted average shares of common stock — diluted	154.0	167.9	167.7

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	GameStop Corp. Shareholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total
	(In millions)

Balance at February 2, 2008	161.0	$0.2	$1,208.4	$31.6	$622.2	$—	$1,862.4
Comprehensive income:
Net income for the 52 weeks ended January 31, 2009	—	—	—	—	398.3	—	398.3
Foreign currency translation	—	—	—	(89.1)	—	—	(89.1)

Total comprehensive income							309.2
Stock-based compensation	—	—	35.4	—	—	—	35.4
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $37.6)	2.8	—	63.6	—	—	—	63.6

Balance at January 31, 2009	163.8	0.2	1,307.4	(57.5)	1,020.5	—	2,270.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(5.1)	—	—	1.4	(3.7)
Comprehensive income:
Net income (loss) for the 52 weeks ended January 30, 2010	—	—	—	—	377.3	(1.6)	375.7
Foreign currency translation	—	—	—	172.2	—	—	172.2

Total comprehensive income							547.9
Stock-based compensation	—	—	37.8	—	—	—	37.8
Purchase of treasury stock	(6.1)	—	(123.0)	—	—	—	(123.0)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $0.3)	1.0	—	(6.6)	—	—	—	(6.6)

Balance at January 30, 2010	158.7	0.2	1,210.5	114.7	1,397.8	(0.2)	2,723.0
Comprehensive income:
Net income (loss) for the 52 weeks ended January 29, 2011	—	—	—	—	408.0	(1.2)	406.8
Foreign currency translation	—	—	—	47.8	—	—	47.8

Total comprehensive income							454.6
Stock-based compensation	—	—	29.5	—	—	—	29.5
Purchase of treasury stock	(17.1)	(0.1)	(338.5)	—	—	—	(338.6)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $18.7)	4.4	—	27.4	—	—	—	27.4

Balance at January 29, 2011	146.0	$0.1	$928.9	$162.5	$1,805.8	$(1.4)	$2,895.9

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

Cash flows from operating activities:
Consolidated net income	$406.8	$375.7	$398.3
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	176.8	164.1	146.4
Provision for inventory reserves	27.5	48.9	43.0
Amortization and retirement of deferred financing fees and issue discounts	5.0	5.0	3.7
Stock-based compensation expense	29.6	37.8	35.4
Deferred income taxes	38.2	(1.2)	(24.7)
Excess tax (benefits) expense realized from exercise of stock-based awards	(18.6)	0.4	(34.2)
Loss on disposal of property and equipment	7.6	4.4	5.2
Changes in other long-term liabilities	(7.2)	7.6	7.4
Changes in operating assets and liabilities, net
Receivables, net	0.2	4.2	(2.9)
Merchandise inventories	(227.2)	29.6	(209.5)
Prepaid expenses and other current assets	(10.5)	2.3	(16.4)
Prepaid income taxes and accrued income taxes payable	22.3	54.6	43.9
Accounts payable and accrued liabilities	140.7	(89.2)	153.6

Net cash flows provided by operating activities	591.2	644.2	549.2

Cash flows from investing activities:
Purchase of property and equipment	(197.6)	(163.8)	(183.2)
Acquisitions, net of cash acquired	(38.1)	(8.4)	(630.7)
Other	(4.4)	(15.0)	(7.0)

Net cash flows used in investing activities	(240.1)	(187.2)	(820.9)

Cash flows from financing activities:
Repurchase of notes payable	(200.0)	(100.0)	(30.0)
Purchase of treasury shares	(381.2)	(58.4)	—
Borrowings from the revolver	120.0	115.0	—
Repayment of revolver borrowings	(120.0)	(115.0)	—
Borrowings for acquisition	—	—	425.0
Repayments of acquisition borrowings	—	—	(425.0)
Issuance of shares relating to stock options	10.8	4.5	28.9
Excess tax benefits (expense) realized from exercise of stock-based awards	18.6	(0.4)	34.2
Other	(3.8)	(0.1)	(3.5)

Net cash flows provided by (used in) financing activities	(555.6)	(154.4)	29.6

Exchange rate effect on cash and cash equivalents	9.9	24.7	(37.2)

Net increase (decrease) in cash and cash equivalents	(194.6)	327.3	(279.3)
Cash and cash equivalents at beginning of period	905.4	578.1	857.4

Cash and cash equivalents at end of period	$710.8	$905.4	$578.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel retailer of video game products and PC entertainment software. The Company sells new and used video game hardware, video game software and accessories, PC entertainment software and other merchandise primarily through its GameStop, EB Games and Micromania stores. The Company’s stores, which totaled 6,670 at January 29, 2011, are located in major regional shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr. In addition, we publish Game Informer magazine and operate the online video gaming Web site www.kongregate.com. The Company operates in four business segments, which are the United States, Australia, Canada and Europe.

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

Basis of Presentation and Consolidation

Our consolidated financial statements include the accounts of the Company, its wholly-owned subsidiaries and its majority-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts (other than dollar amounts per share) in the consolidated financial statements are stated in millions unless otherwise indicated.

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2010 consisted of the 52 weeks ended on January 29, 2011. Fiscal 2009 consisted of the 52 weeks ended on January 30, 2010. Fiscal 2008 consisted of the 52 weeks ended on January 31, 2009. The financial statements included herein for fiscal 2010 include the results of Kongregate Inc., the online video gaming company acquired by the Company on August 1, 2010. The Company’s operating results for fiscal 2010 and fiscal 2009 include 52 weeks of Micromania’s results and the operating results for fiscal 2008 include 11 weeks of Micromania’s results.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, the Company invests in money market investment funds holding direct U.S. Treasury obligations. The Company held such cash equivalents as of January 29, 2011.

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 29, 2011 and January 30, 2010 were $69.5 million and $66.5 million, respectively.

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

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Write-downs incurred by the Company through January 29, 2011 have not been material.

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed at the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2008, fiscal 2009 and fiscal 2010 and concluded that none of its goodwill was impaired. Note 8 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.

Other Intangible Assets

Other intangible assets consist primarily of tradenames, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-life intangible asset exceeds its fair value as determined by its discounted cash flows, such individual indefinite-life intangible asset is written down by the amount of the excess. The Company completed its annual impairment tests of indefinite-life intangible assets as of the first day of the fourth quarter of fiscal 2008, fiscal 2009 and fiscal 2010 and concluded that none of its intangible assets were impaired.

Tradenames which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite life intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on the Company’s digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. Note 8 provides additional information related to the Company’s intangible assets.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale and is stated net of sales discounts. The sales of used video game products are recorded at the retail price charged to the customer. Sales returns (which are not significant) are recognized at the time returns are made. Subscription and advertising revenues are recorded upon release of magazines for sale to consumers. Magazine subscription revenue is recognized on a straight-line basis over the subscription period. The revenue from the paid membership of the Company’s PowerUp Rewards loyalty program is recognized over the one-year membership term. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for magazine subscriptions and deferred financing plans are included in accrued liabilities (see Note 7). Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company sells a variety of digital products which generally allow consumers to download software or play games on the internet. Certain of these products do not require the Company to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from the Company, consumers pay a retail price and the Company earns a commission based on a percentage of the retail sale as negotiated with the product publisher. The Company recognizes this commission as revenue on the sale of these digital products.

Revenues do not include sales taxes or other taxes collected from customers.

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, these purchasing, receiving and distribution costs amounted to $64.7 million, $63.6 million and $57.0 million, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, these processing fees amounted to $69.7 million, $63.1 million and $65.5 million, respectively.

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

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 were $83.7 million, $57.7 million and $46.7 million, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income Taxes

Income tax expense includes United States, state, local and international income taxes, plus a provision for U.S. taxes on undistributed earnings of foreign subsidiaries not deemed to be indefinitely reinvested. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount (see Note 12).

U.S. income taxes have not been provided on $504.9 million of undistributed earnings of foreign subsidiaries as of January 29, 2011. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.

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

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $2.5 million, $3.9 million and ($10.0) million for the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally. In fiscal 2010, the foreign currency transaction gains are primarily due to the decrease in the value of the U.S. dollar compared to the Canadian dollar and the Australian dollar. In fiscal 2009, the foreign currency transaction gains are primarily due to the decrease in the value of the U.S. dollar compared to the euro, the Canadian dollar and the Australian dollar. The foreign currency transaction losses in fiscal 2008 are primarily related to the increase in the value of the U.S. dollar compared to the euro, the Canadian dollar and the Australian dollar. The net foreign currency transaction loss in the 52 weeks ended January 31, 2009 included a $3.5 million net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition recorded in merger-related expenses.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Stock Options

The Company records share-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. The weighted-average fair values of the options granted during the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 were estimated at $7.88, $9.45 and $15.45, respectively, using the following assumptions:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Volatility	51.6%	47.9%	38.2%
Risk-free interest rate	1.6%	1.5%	2.4%
Expected life (years)	3.5	3.5	3.5
Expected dividend yield	0%	0%	0%

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

Guarantees

The Company had bank guarantees relating to international store leases totaling $17.7 million as of January 29, 2011 and $16.0 million as of January 30, 2010.

Vendor Concentration

The Company’s largest vendors worldwide are Microsoft, Nintendo, Sony Computer Entertainment, Activision and Electronic Arts, Inc., which accounted for 18%, 16%, 16%, 12% and 10%, respectively, of the Company’s new product purchases in fiscal 2010 and 12%, 23%, 17%, 11% and 12%, respectively, in fiscal 2009.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2010-6, Improving Disclosures About Fair Value Measurements. On January 31, 2010, the Company adopted ASU 2010-6, which requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements, including significant transfers into and out of the standard’s Level 1 and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis for Level 3 fair-value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of ASU 2010-6 did not have a material impact on the Company’s consolidated financial statements.

On January 31, 2010, the Company adopted ASU 2010-09, Subsequent Events — Amendments to Certain Recognition and Disclosure Requirements, which amends Accounting Standards Codification (“ASC”) Topic 855, Subsequent Events, so that Securities and Exchange Commission filers no longer are required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The adoption of ASU 2010-09 did not have a material impact on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-28, Intangibles — Goodwill and Other. ASU 2010-28 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2010-28 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010. The adoption of ASU 2010-28 is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2010, the FASB issued ASU 2010-29, which updates the guidance in ASC 805, Business Combinations, to clarify that pro forma disclosures should be presented as if a business combination occurred at the beginning of the prior annual period for purposes of preparing both the current reporting period and the prior reporting period pro forma financial information. These disclosures should be accompanied by a narrative description about the nature and amount of material, nonrecurring pro forma adjustments. ASU 2010-29 is effective for business combinations consummated in periods beginning after December 15, 2010, and is required to be applied prospectively as of the date of adoption. The adoption of ASU 2010-29 is not expected to have a material effect on the Company’s consolidated financial statements.

2.	Acquisitions

On November 17, 2008, GameStop France SAS, a wholly-owned subsidiary of the Company, completed the acquisition of substantially all of the outstanding capital stock of Micromania for $580.4 million, net of cash acquired. Micromania is a leading retailer of video and computer games in France with 379 locations, 328 of which were operating upon acquisition. The Company funded the transaction with cash on hand, funds drawn against its then existing $400 million revolving credit agreement totaling $275 million, and term loans totaling $150 million under a junior term loan facility (the “Term Loans”). As of January 31, 2009, all of the borrowings against the revolving credit agreement and the Term Loans had been repaid. The purpose of the acquisition was to expand the Company’s presence in Europe. The impact of the acquisition on the Company’s results of operations, as if the acquisition had been completed as of the beginning of the periods presented, is not significant.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The consolidated financial statements include the results of Micromania from the date of acquisition and are reported in the European segment. The purchase price was allocated based on estimated fair values as of the acquisition date. The purchase price was allocated as follows as of November 17, 2008:

November 17,
2008
(In millions)

Current assets	$187.7
Property, plant & equipment	34.2
Goodwill	415.2
Intangible assets:
Tradename	131.5
Leasehold rights and interests	104.0

Total intangible assets	235.5
Other long-term assets	7.8
Current liabilities	(223.2)
Long-term liabilities	(76.8)

Total purchase price	$580.4

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

Merger-related expenses totaling $4.6 million shown in the fiscal 2008 statements of operations include a net loss related to the change in foreign exchange rates related to the funding of the Micromania acquisition and other costs considered to be of a one-time or short-term nature which are included in operating earnings.

The acquisition of Micromania was an important part of the Company’s European and overall growth strategy and gave the Company an immediate entrance into the second largest video game market in Europe. The amount the Company paid in excess of the fair value of the net assets acquired was primarily for (i) the expected future cash flows derived from the existing business and its infrastructure, (ii) the geographical benefits from adding stores in a new large, growing market without cannibalizing existing sales, (iii) expanding the Company’s expertise in the European video game market as a whole, and (iv) increasing the Company’s impact on the European market, including increasing the Company’s purchasing power.

In fiscal 2008, in addition to the Micromania acquisition, the Company also completed acquisitions with a total consideration of $50.3 million. The acquisitions were accounted for using the purchase method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $46.0 million for fiscal 2008, recorded as goodwill. During fiscal 2009 and fiscal 2010, the Company completed acquisitions with a total consideration of $8.4 million and $38.1 million, respectively, which were accounted for using the acquisition method of accounting, with the excess of the purchase price over the net assets acquired, in the amount of $6.3 million and $28.5 million, respectively, recorded as goodwill. The Company included the results of operations of the acquisitions, which were not material, in the financial statements beginning on the closing date of each respective acquisition. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year is not material to the Company’s consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Specific, incremental and identifiable advertising and promotional costs were $122.1 million, $93.0 million and $92.1 million in the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $83.7 million, $116.9 million and $125.1 million for the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively. The amount recognized as income related to the capitalization of excess vendor allowances was $2.1 million for the 52 weeks ended January 29, 2011. The amounts deferred as a reduction in inventory were $0.7 million and $3.2 million for the 52 weeks ended January 30, 2010 and January 31, 2009, respectively.

4.	Computation of Net Income per Common Share

The Company has Class A common stock outstanding. A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions, except per share data)

Net income attributable to GameStop	$408.0	$377.3	$398.3

Weighted average common shares outstanding	151.6	164.5	163.2
Dilutive effect of options and warrants on common stock	2.4	3.4	4.5

Common shares and dilutive potential common shares	154.0	167.9	167.7

Net income per common share:
Basic	$2.69	$2.29	$2.44

Diluted	$2.65	$2.25	$2.38

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In millions, except per share data)

52 Weeks Ended January 29, 2011	4.0	$20.32 - 49.95	2017 - 2020
52 Weeks Ended January 30, 2010	3.2	$26.02 - 49.95	2011 - 2019
52 Weeks Ended January 31, 2009	2.5	$26.68 - 49.95	2010 - 2018

5.	Fair Value Measurements and Financial Instruments

The Company defines fair value as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our Foreign Currency Contracts, Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	January 29, 2011	January 30, 2010
	Level 2	Level 2

Assets
Foreign Currency Contracts	$14.0	$20.1
Company-owned life insurance	3.1	2.6

Total assets	$17.1	$22.7

Liabilities
Foreign Currency Contracts	$12.8	$9.0
Nonqualified deferred compensation	0.9	0.8

Total liabilities	$13.7	$9.8

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of derivative instruments not receiving hedge accounting treatment in the consolidated balance sheets presented herein were as follows (in millions):

	January 29, 2011	January 30, 2010

Assets
Foreign Currency Contracts
Other current assets	$13.0	$20.1
Other noncurrent assets	1.0	—
Liabilities
Foreign Currency Contracts
Accrued liabilities	(11.2)	(9.0)
Other long-term liabilities	(1.6)	—

Total derivatives	$1.2	$11.1

As of January 29, 2011, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $495.2 million and a net notional value of $201.3 million. For the 52 weeks ended January 29, 2011, the Company recognized losses of $7.1 million in selling, general and administrative expenses related to the trading of derivative instruments. As of January 30, 2010, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $643.5 million and a net notional value of $356.6 million. For the 52 weeks ended January 30, 2010, the Company recognized gains of $8.7 million in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of January 29, 2011, the senior notes payable had a carrying value of $249.0 million and a fair value of $256.6 million. As of January 30, 2010, the senior notes payable had a carrying value of $447.3 million and a fair value of $466.0 million.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible. Receivables consisted of the following (in millions):

	January 29,	January 30,
	2011	2010

Bankcard receivables	$47.5	$51.5
Other receivables	20.5	15.9
Allowance for doubtful accounts	(2.5)	(3.4)

Total receivables, net	$65.5	$64.0

7.	Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	January 29,	January 30,
	2011	2010

Customer liabilities	$242.7	$199.2
Deferred revenue	74.9	61.2
Accrued rent	10.4	18.7
Accrued interest	10.7	15.8
Employee benefits, compensation and related taxes	124.3	109.7
Other taxes	60.9	63.7
Settlement of treasury share purchases	22.0	64.6
Other accrued liabilities	111.1	99.2

Total accrued liabilities	$657.0	$632.1

8.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended January 30, 2010 and the 52 weeks ended January 29, 2011 were as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)

Balance at January 31, 2009	$1,096.6	$112.0	$125.6	$498.8	$1,833.0
Goodwill acquired, net	3.8	—	—	2.5	6.3
Foreign currency translation adjustment	(0.2)	16.5	48.5	42.4	107.2

Balance at January 30, 2010	1,100.2	128.5	174.1	543.7	1,946.5
Goodwill acquired, net	28.5	—	—	—	28.5
Foreign currency translation adjustment	(0.1)	8.9	21.8	(9.3)	21.3

Balance at January 29, 2011	$1,128.6	$137.4	$195.9	$534.4	$1,996.3

There were no impairments to goodwill during the 52 weeks ended January 29, 2011 and January 30, 2010.

Intangible assets, primarily from the EB merger and Micromania acquisition, consist of internally developed software, amounts attributed to favorable leasehold interests and advertiser relationships are included in other intangible assets in the consolidated balance sheet. The tradenames acquired, primarily Micromania, in the aggregate amount of $133.4 million have been determined to be an indefinite lived intangible asset and are therefore not subject to amortization. The total weighted-average amortization period for the remaining intangible assets,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

excluding goodwill, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

The deferred financing fees associated with the Company’s revolving credit facility and senior notes issued in connection with the financing of the EB merger are included in other noncurrent assets in the consolidated balance sheet. The deferred financing fees are being amortized over five and seven years to match the terms of the revolving credit facility and the senior notes, respectively.

The changes in the carrying amount of deferred financing fees and other intangible assets for the 52 weeks ended January 30, 2010 and January 29, 2011 were as follows:

	Deferred	Other
	Financing Fees	Intangible Assets
	(In millions)

Balance at January 31, 2009	$8.9	$247.8
Addition for revolving credit facility amendment	0.1	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 9)	(0.8)	—
Addition of leasehold rights	—	7.3
Adjustment for foreign currency translation	—	20.0
Amortization for the 52 weeks ended January 30, 2010	(2.5)	(15.2)

Balance at January 30, 2010	5.7	259.9
Addition for revolving credit facility amendment	3.8	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 9)	(1.0)	—
Addition of acquired intangible assets	—	10.9
Adjustment for foreign currency translation	—	(3.5)
Amortization for the 52 weeks ended January 29, 2011	(2.3)	(12.7)

Balance at January 29, 2011	$6.2	$254.6

The gross carrying value and accumulated amortization of deferred financing fees as of January 29, 2011 were $21.4 million and $15.2 million, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

	Amortization	Amortization of
	of Deferred	Other
Year Ended	Financing Fees	Intangible Assets
	(In millions)

January 2012	$1.8	$13.9
January 2013	1.5	13.6
January 2014	1.2	13.0
January 2015	1.2	10.1
January 2016	0.5	7.7

	$6.2	$58.3

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Debt

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amends and restates, in its entirety, the Company’s prior credit agreement entered into on October 11, 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening in the credit markets.

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of the borrowing base during the prospective 12-month period, the Company is subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40.0 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility and is set at 1.25% for prime rate loans and 2.25% for LIBO rate loans until the first day of the fiscal quarter of the borrowers commencing on May 1, 2011. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of January 29, 2011 the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the Borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries.

During fiscal 2010, the Company borrowed and repaid $120.0 million under the prior Credit Agreement. During fiscal 2009, the Company borrowed and repaid $115.0 million under the prior Credit Agreement.

As of January 29, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.2 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 29, 2011, there were $11.0 million of cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.6 million.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of January 29, 2011, the unamortized original issue discount was $1.0 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of January 29, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. All of the authorized amounts were repurchased or redeemed and the repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $6.0 million, $5.3 million and $2.3 million for the 52 week periods ended January 29, 2011, January 30, 2010 and January 31, 2009, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 30, 2010 and the 52 weeks ended January 29, 2011 were as follows (in millions):

Balance at January 31, 2009	$545.7
Repurchase of Senior Notes, net	(98.4)

Balance at January 30, 2010	$447.3
Repurchase of Senior Notes, net	(198.3)

Balance at January 29, 2011	$249.0

In November 2008, in connection with the acquisition of Micromania, the Company entered into a Term Loan Agreement (the “Term Loan Agreement”) with Bank of America, N.A. and Banc of America Securities LLC. The

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Term Loan Agreement provided for term loans (“Term Loans”) in the aggregate of $150 million, consisting of a $50 million secured term loan (“Term Loan A”) and a $100 million unsecured term loan (“Term Loan B”). The effective interest rate on Term Loan A was 5.75% per annum and the effective rate on Term Loan B ranged from 5.0% to 5.75% per annum.

In addition to the $150 million under the Term Loans, the Company borrowed $275 million under the Credit Agreement to complete the acquisition of Micromania in November 2008. As of January 31, 2009, the Credit Agreement and the Term Loans were repaid in full.

As of January 30, 2010 and January 29, 2011, the only long-term debt outstanding was the Senior Notes.

The maturity on the $250 million Senior Notes, gross of the unamortized original issue discount of $1.0 million, occurs in the fiscal year ending January 2013.

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

Approximate rental expenses under operating leases were as follows:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

Minimum	$370.8	$354.3	$303.7
Percentage rentals	11.1	22.6	23.0

	$381.9	$376.9	$326.7

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 29, 2011, are approximately:

Year Ended	Amount
(In millions)

January 2012	$350.7
January 2013	285.7
January 2014	206.5
January 2015	138.6
January 2016	93.2
Thereafter	262.9

$1,337.6

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Commitments and Contingencies

Contingencies

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s shareholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

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

12.	Income Taxes

The provision for income tax consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

Current tax expense:
Federal	$133.3	$162.3	$201.4
State	13.3	12.1	18.9
Foreign	29.8	39.6	40.1

	176.4	214.0	260.4

Deferred tax expense (benefit):
Federal	39.1	0.2	(15.8)
State	2.7	1.5	(7.5)
Foreign	(3.6)	(2.9)	(1.4)

	38.2	(1.2)	(24.7)

Total income tax expense	$214.6	$212.8	$235.7

The components of earnings before income tax expense consisted of the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

United States	$553.8	$508.9	$532.8
International	67.6	79.6	101.2

Total	$621.4	$588.5	$634.0

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009

Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.7	1.5	1.1
Foreign income taxes	0.4	1.5	0.5
Other (including permanent differences)	(2.6)	(1.8)	0.6

	34.5%	36.2%	37.2%

The Company’s effective tax rate decreased from 36.2% in the 52 weeks ended January 30, 2010 to 34.5% in the 52 weeks ended January 29, 2011, primarily due to audit settlements and statute expirations. The Company’s effective tax rate decreased from 37.2% in the 52 weeks ended January 31, 2009 to 36.2% in the 52 weeks ended January 30, 2010, primarily due to audit settlements and statute expirations.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	January 29,	January 30,
	2011	2010

Deferred tax asset:
Fixed assets	$—	$29.8
Inventory obsolescence reserve	19.7	17.4
Deferred rents	16.4	14.7
Stock-based compensation	25.8	22.6
Net operating losses	15.9	12.3
Other	19.7	10.0

Total deferred tax assets	97.5	106.8

Deferred tax liabilities:
Fixed Assets	(15.1)	—
Goodwill	(44.5)	(37.9)
Prepaid expenses	(7.5)	(4.0)
Acquired intangible assets	(59.6)	(63.5)
Valuation allowance	(2.7)	(2.0)
Other	(14.2)	(3.7)

Total deferred tax liabilities	(143.6)	(111.1)

Net	$(46.1)	$(4.3)

Financial statements:
Current deferred tax assets	$28.8	$21.2

Deferred tax liabilities	$(74.9)	$(25.5)

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

As of January 29, 2011, the gross amount of unrecognized tax benefits was approximately $24.9 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of approximately $18.7 million, exclusive of any benefits related to interest and penalties.

A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	January 29,	January 30,	January 31,
	2011	2010	2009

Beginning balance of unrecognized tax benefits	$35.2	$32.2	$24.2
Increases related to current period tax positions	—	5.0	1.0
Increases related to prior period tax positions	2.1	8.1	8.7
Reductions as a result of a lapse of the applicable statute of limitations	(6.4)	(1.5)	(1.1)
Reductions as a result of settlements with taxing authorities	(6.0)	(8.6)	(0.6)

Ending balance of unrecognized tax benefits	$24.9	$35.2	$32.2

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 29, 2011, January 30, 2010 and January 31, 2009, the Company had approximately $6.2 million, $6.9 million and $5.7 million, respectively, in interest and penalties related to unrecognized tax benefits accrued of which approximately $1.4 million and $2.3 million of benefit were recognized through income tax expense in the fiscal years ended January 30, 2010 and January 31, 2009, respectively, with an immaterial amount recognized in income tax expense in the fiscal year ended January 29, 2011. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company’s effective tax rate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

13.	Stock Incentive Plan

Effective June 2009, the Company’s stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “Incentive Plan”) to provide for issuance under the Incentive Plan of the Company’s Class A common stock. The Incentive Plan provides a maximum aggregate amount of 46.5 million shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares.

Stock Options

A summary of the status of the Company’s stock options is presented below:

		Weighted-
		Average
		Exercise
	Shares	Price
	(Millions of shares)

Balance, February 2, 2008	10.9	$10.60
Granted	1.4	$49.95
Exercised	(2.3)	$12.70
Forfeited	(0.3)	$36.12

Balance, January 31, 2009	9.7	$14.96

Granted	1.4	$26.02
Exercised	(0.3)	$14.77
Forfeited	(0.2)	$35.61

Balance, January 30, 2010	10.6	$16.00

Granted	1.2	$20.32
Exercised	(3.8)	$2.85
Forfeited	(0.4)	$33.51

Balance, January 29, 2011	7.6	$22.43

The following table summarizes information as of January 29, 2011 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
		Weighted-	Weighted-		Weighted-
	Number	Average	Average	Number	Average
	Outstanding	Remaining	Contractual	Exercisable	Exercise
Range of Exercise Prices	(Millions)	Life (Years)	Price	(Millions)	Price

$ 5.90 - $ 8.24	0.2	2.62	$7.03	0.2	$7.03
$ 9.00 - $10.63	2.1	3.29	$9.69	2.1	$9.69
$17.94 - $20.68	2.6	6.78	$20.27	1.4	$20.22
$26.02 - $26.68	1.7	7.39	$26.23	1.0	$26.40
$49.95 - $49.95	1.0	7.03	$49.95	0.6	$49.95

$ 5.90 - $49.95	7.6	5.90	$22.43	5.3	$20.59

The total intrinsic value of options exercised during the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 was $59.9 million, $3.7 million, and $87.9 million, respectively. The intrinsic value of options exercisable and options outstanding was $27.1 million and $27.9 million, respectively, as of January 29, 2011.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company included compensation expense relating to the grant of these options in the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of $12.2 million, $11.5 million and $15.4 million, respectively, in selling, general and administrative expenses. As of January 29, 2011, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was $9.3 million, which is expected to be recognized over a weighted average period of 1.7 years.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of the Company’s restricted stock awards activity:

		Weighted-
		Average
		Grant Date
	Shares	Fair Value
	(Millions of shares)

Nonvested shares at February 2, 2008	1.3	$25.46
Granted	0.6	$49.20
Vested	(0.6)	$16.57
Forfeited	—	$29.53

Nonvested shares at January 31, 2009	1.3	$35.89

Granted	0.6	$25.82
Vested	(0.6)	$31.91
Forfeited	—	$33.78

Nonvested shares at January 30, 2010	1.3	$32.94

Granted	0.7	$20.43
Vested	(0.6)	$33.05
Forfeited	(0.2)	$23.07

Nonvested shares at January 29, 2011	1.2	$26.27

The restricted stock granted in the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009 vest in equal annual installments over three years.

During the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $17.4 million, $26.3 million and $19.9 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 29, 2011, there was $14.8 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

Subsequent to the fiscal year ended January 29, 2011, an additional 287 thousand shares of restricted stock were granted under the Incentive Plan, which vest in equal annual installments over three years. Also subsequent to the fiscal year ended January 29, 2011, an additional 161 thousand shares of restricted stock were granted under the Incentive Plan, of which 50% vest in equal annual installments over three years and 50% are subject to performance targets with such targets to be measured following the completion of the 52 weeks ending January 28, 2012. Shares subject to performance measures may be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts. Any shares earned will be vested in equal annual installments over three years.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

14.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, up to a maximum of $16.5 thousand a year, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, were $3.6 million, $3.3 million and $2.7 million, respectively.

15.	Certain Relationships and Related Transactions

The Company has various relationships with Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company operates departments within eight bookstores operated by Barnes & Noble, whereby the Company pays a license fee to Barnes & Noble on the gross sales of such departments. Additionally, www.gamestop.com is the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site whereby the Company pays a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The Company also continues to incur costs related to its participation in Barnes & Noble’s workers’ compensation, property and general liability insurance programs prior to June 2005. During the 52 weeks ended January 29, 2011, January 30, 2010 and January 31, 2009, the charges related to these transactions amounted to $1.4 million, $1.6 million and $1.9 million, respectively.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 29,		January 30,		January 31,
	2011		2010		2009
		Percent		Percent		Percent
	Sales	of Total	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$1,720.0	18.1%	$1,756.5	19.3%	$1,860.2	21.1%
New video game software	3,968.7	41.9%	3,730.9	41.1%	3,685.0	41.9%
Used video game products	2,469.8	26.1%	2,394.1	26.4%	2,026.6	23.0%
Other	1,315.2	13.9%	1,196.5	13.2%	1,234.1	14.0%

Total	$9,473.7	100.0%	$9,078.0	100.0%	$8,805.9	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks		52 Weeks		52 Weeks
	Ended		Ended		Ended
	January 29,		January 30,		January 31,
	2011		2010		2009
		Gross		Gross		Gross
	Gross	Profit	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$124.9	7.3%	$113.5	6.5%	$112.6	6.1%
New video game software	819.6	20.7%	795.0	21.3%	768.4	20.9%
Used video game products	1,140.5	46.2%	1,121.2	46.8%	974.5	48.1%
Other	452.6	34.4%	405.0	33.8%	414.6	33.6%

Total	$2,537.6	26.8%	$2,434.7	26.8%	$2,270.1	25.8%

17.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and used video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, and the online video gaming Web site www.kongregate.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in five countries. The fiscal 2010 and fiscal 2009 results of the European segment include Micromania’s results. The fiscal 2008 results of the European segment include 11 weeks of Micromania’s results. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest.

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

	United
Fiscal Year Ended January 29, 2011	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,681.2	$502.3	$565.2	$1,725.0	$—	$9,473.7
Depreciation and amortization	115.6	7.4	10.9	40.8	—	174.7
Operating earnings	530.8	22.6	41.0	68.2	—	662.6
Interest income	(45.7)	(0.2)	(4.4)	(0.7)	49.2	(1.8)
Interest expense	35.7	—	0.2	50.3	(49.2)	37.0
Earnings before income tax expense	534.9	22.8	45.1	18.6	—	621.4
Income tax expense	180.4	7.4	13.7	13.1	—	214.6
Goodwill	1,128.6	137.4	195.9	534.4	—	1,996.3
Other long-lived assets	421.9	27.2	50.5	413.1	—	912.7
Total assets	2,896.7	357.6	469.4	1,340.1	—	5,063.8

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	United
Fiscal Year Ended January 30, 2010	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,275.0	$491.4	$530.2	$1,781.4	$—	$9,078.0
Depreciation and amortization	102.1	7.4	9.4	43.7	—	162.6
Operating earnings	488.8	35.0	46.0	67.2	—	637.0
Interest income	(51.5)	—	(1.7)	(1.4)	52.4	(2.2)
Interest expense	44.2	—	0.1	53.5	(52.4)	45.4
Earnings before income tax expense	490.8	35.0	47.5	15.2	—	588.5
Income tax expense	162.5	11.3	14.2	24.8	—	212.8
Goodwill	1,100.2	128.6	174.1	543.6	—	1,946.5
Other long-lived assets	384.1	29.4	33.6	434.4	—	881.5
Total assets	2,864.9	337.8	399.9	1,352.7	—	4,955.3

	United
Fiscal Year Ended January 31, 2009	States	Canada	Australia	Europe	Other	Consolidated

Sales	$6,466.7	$548.2	$520.0	$1,271.0	$—	$8,805.9
Depreciation and amortization	103.6	8.1	9.7	23.6	—	145.0
Operating earnings	530.1	32.6	46.8	65.6	—	675.1
Interest income	(30.0)	(0.9)	(3.1)	(20.0)	42.4	(11.6)
Interest expense	49.8	—	0.2	42.8	(42.4)	50.4
Earnings before income tax expense	534.4	22.4	39.9	37.3	—	634.0
Income tax expense	197.1	7.5	12.3	18.8	—	235.7
Goodwill	1,096.6	112.0	125.6	498.8	—	1,833.0
Other long-lived assets	377.8	28.4	24.6	401.6	—	832.4
Total assets	2,592.5	288.8	290.7	1,311.5	—	4,483.5

18.	Supplemental Cash Flow Information

	52 Weeks	52 Weeks	52 Weeks
	Ended	Ended	Ended
	January 29,	January 30,	January 31,
	2011	2010	2009
	(In millions)

Cash paid during the period for:
Interest	$36.9	$44.1	$45.3

Income taxes	171.1	153.1	204.8

Subsidiaries acquired:
Goodwill	28.5	4.2	459.3
Cash received in acquisition	—	—	45.7
Noncontrolling interests	—	4.7	—
Net assets acquired (or liabilities assumed)	9.6	(0.5)	171.4

Cash paid for subsidiaries	$38.1	$8.4	$676.4

Other non-cash financing activities:
Treasury stock repurchases settled after the fiscal year ends	$22.0	$64.6	$—

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Shareholders’ Equity

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

The Company has 5 million shares of $.001 par value preferred stock authorized for issuance, of which 500 thousand shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At January 29, 2011, there were no shares of Series A Preferred Stock outstanding.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. In September 2010, the Board of Directors

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2010, the number of shares repurchased were 17.1 million for an average price per share of $19.84. Approximately $22.0 million of treasury share purchases were not settled at the end of fiscal 2010 and were reported in accrued liabilities at January 29, 2011. Additionally, approximately $64.6 million of treasury share purchases were not settled at the end of fiscal 2009 and were reported in accrued liabilities at January 30, 2010. On February 4, 2011, the Board of Directors of the Company authorized a $500 million repurchase fund to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the $300 million share repurchase program authorized in September 2010 which had $138.4 million remaining. As of March 24, 2011, the Company has purchased an additional 5.9 million shares for an average price per share of $19.88.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following consolidating financial statements present the financial position as of January 29, 2011 and January 30, 2010 and results of operations and cash flows for the fiscal years ended January 29, 2011, January 30, 2010 and January 31, 2009 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
	2011	2011	Eliminations	2011
	(Amounts in millions, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$378.7	$332.1	$—	$710.8
Receivables, net	161.3	629.8	(725.6)	65.5
Merchandise inventories, net	783.4	474.1	—	1,257.5
Deferred income taxes — current	24.4	4.4	—	28.8
Prepaid expenses	40.5	35.2	—	75.7
Other current assets	10.1	6.4	—	16.5

Total current assets	1,398.4	1,482.0	(725.6)	2,154.8

Property and equipment:
Land	4.7	19.3	—	24.0
Buildings and leasehold improvements	323.3	253.9	—	577.2
Fixtures and equipment	663.9	153.9	—	817.8

Total property and equipment	991.9	427.1	—	1,419.0
Less accumulated depreciation and amortization	595.2	210.0	—	805.2

Net property and equipment	396.7	217.1	—	613.8
Investment	2,161.4	595.1	(2,756.5)	—
Goodwill, net	1,125.1	871.2	—	1,996.3
Other intangible assets	11.4	243.2	—	254.6
Other noncurrent assets	10.8	33.5	—	44.3

Total noncurrent assets	3,705.4	1,960.1	(2,756.5)	2,909.0

Total assets	$5,103.8	$3,442.1	$(3,482.1)	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$725.7	$302.4	$—	$1,028.1
Accrued liabilities	1,047.7	334.9	(725.6)	657.0
Taxes payable	63.3	(0.6)	—	62.7

Total current liabilities	1,836.7	636.7	(725.6)	1,747.8

Senior notes payable, long-term portion, net	249.0	—	—	249.0
Deferred taxes	40.5	34.4	—	74.9
Other long-term liabilities	80.3	15.9	—	96.2

Total long-term liabilities	369.8	50.3	—	420.1

Total liabilities	2,206.5	687.0	(725.6)	2,167.9

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 146.0 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	928.9	2,430.7	(2,430.7)	928.9
Accumulated other comprehensive income (loss)	162.5	34.4	(34.4)	162.5
Retained earnings	1,805.8	291.4	(291.4)	1,805.8

Equity attributable to GameStop Corp. stockholders	2,897.3	2,756.5	(2,756.5)	2,897.3
Equity (deficit) attributable to noncontrolling interest	—	(1.4)	—	(1.4)

Total equity	2,897.3	2,755.1	(2,756.5)	2,895.9

Total liabilities and stockholders’ equity	$5,103.8	$3,442.1	$(3,482.1)	$5,063.8

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING BALANCE SHEET

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
	2010	2010	Eliminations	2010
	(Amounts in millions, except per share amounts)

ASSETS:
Current assets:
Cash and cash equivalents	$653.0	$252.4	$—	$905.4
Receivables, net	203.1	627.9	(767.0)	64.0
Merchandise inventories, net	570.3	483.3	—	1,053.6
Deferred income taxes — current	18.0	3.2	—	21.2
Prepaid expenses	37.8	21.6	—	59.4
Other current assets	6.0	17.7	—	23.7

Total current assets	1,488.2	1,406.1	(767.0)	2,127.3

Property and equipment:
Land	2.7	8.8	—	11.5
Buildings and leasehold improvements	296.3	226.7	—	523.0
Fixtures and equipment	569.9	141.6	—	711.5

Total property and equipment	868.9	377.1	—	1,246.0
Less accumulated depreciation and amortization	498.5	163.3	—	661.8

Net property and equipment	370.4	213.8	—	584.2
Investment	2,062.7	596.4	(2,659.1)	—
Goodwill, net	1,096.6	849.9	—	1,946.5
Other intangible assets	3.4	256.5	—	259.9
Other noncurrent assets	9.4	28.0	—	37.4

Total noncurrent assets	3,542.5	1,944.6	(2,659.1)	2,828.0

Total assets	$5,030.7	$3,350.7	$(3,426.1)	$4,955.3

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$684.3	$277.4	$—	$961.7
Accrued liabilities	1,039.8	359.3	(767.0)	632.1
Taxes payable	64.0	(2.1)	—	61.9

Total current liabilities	1,788.1	634.6	(767.0)	1,655.7

Senior notes payable, long-term portion, net	447.3	—	—	447.3
Deferred taxes	(15.4)	40.9	—	25.5
Other long-term liabilities	87.7	16.1	—	103.8

Total long-term liabilities	519.6	57.0	—	576.6

Total liabilities	2,307.7	691.6	(767.0)	2,232.3

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 158.7 shares outstanding	0.2	—	—	0.2
Additional paid-in-capital	1,210.5	2,391.8	(2,391.8)	1,210.5
Accumulated other comprehensive income (loss)	114.7	17.7	(17.7)	114.7
Retained earnings	1,397.8	249.6	(249.6)	1,397.8

Equity attributable to GameStop Corp. stockholders	2,723.2	2,659.1	(2,659.1)	2,723.2
Equity (deficit) attributable to noncontrolling interest	(0.2)	—	—	(0.2)

Total equity	2,723.0	2,659.1	(2,659.1)	2,723.0

Total liabilities and stockholders’ equity	$5,030.7	$3,350.7	$(3,426.1)	$4,955.3

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the 52 Weeks Ended January 29, 2011	2011	2011	Eliminations	2011
		(Amounts in millions)

Sales	$6,680.8	$2,792.9	$—	$9,473.7
Cost of sales	4,876.1	2,060.0	—	6,936.1

Gross profit	1,804.7	732.9	—	2,537.6
Selling, general and administrative expenses	1,129.3	571.0	—	1,700.3
Depreciation and amortization	115.0	59.7	—	174.7

Operating earnings	560.4	102.2	—	662.6
Interest income	(45.7)	(5.4)	49.3	(1.8)
Interest expense	46.3	40.0	(49.3)	37.0
Debt extinguishment expense	6.0	—	—	6.0

Earnings before income tax expense	553.8	67.6	—	621.4
Income tax expense	188.4	26.2	—	214.6

Consolidated net income	365.4	41.4	—	406.8
Net loss attributable to noncontrolling interests	—	1.2	—	1.2

Consolidated net income attributable to GameStop	$365.4	$42.6	$—	$408.0

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
For the 52 Weeks Ended January 30, 2010	2010	2010	Eliminations	2010
		(Amounts in millions)

Sales	$6,274.9	$2,803.1	$—	$9,078.0
Cost of sales	4,554.3	2,089.0	—	6,643.3

Gross profit	1,720.6	714.1	—	2,434.7
Selling, general and administrative expenses	1,103.9	531.2	—	1,635.1
Depreciation and amortization	101.9	60.7	—	162.6

Operating earnings	514.8	122.2	—	637.0
Interest income	(43.8)	(10.9)	52.5	(2.2)
Interest expense	44.3	53.6	(52.5)	45.4
Debt extinguishment expense	5.3	—	—	5.3

Earnings before income tax expense	509.0	79.5	—	588.5
Income tax expense	170.3	42.5	—	212.8

Consolidated net income	338.7	37.0	—	375.7
Net loss attributable to noncontrolling interests	—	1.6	—	1.6

Consolidated net income attributable to GameStop	$338.7	$38.6	$—	$377.3

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF OPERATIONS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
		(Amounts in millions)

Sales	$6,466.7	$2,339.2	$—	$8,805.9
Cost of sales	4,767.3	1,768.5	—	6,535.8

Gross profit	1,699.4	570.7	—	2,270.1
Selling, general and administrative expenses	1,034.7	410.7	—	1,445.4
Depreciation and amortization	103.6	41.4	—	145.0
Merger-related expenses	4.6	—	—	4.6

Operating earnings	556.5	118.6	—	675.1
Interest income	(17.4)	(37.0)	42.8	(11.6)
Interest expense	38.8	54.4	(42.8)	50.4
Debt extinguishment expense	2.3	—	—	2.3

Earnings before income tax expense	532.8	101.2	—	634.0
Income tax expense	197.1	38.6	—	235.7

Consolidated net income	335.7	62.6	—	398.3
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	$335.7	$62.6	$—	$398.3

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 29,	January 29,		January 29,
For the 52 Weeks Ended January 29, 2011	2011	2011	Eliminations	2011
		(Amounts in millions)

Cash flows from operating activities:
Consolidated net income	$365.4	$41.4	$—	$406.8
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	116.8	60.0	—	176.8
Provision for inventory reserves	18.8	8.7	—	27.5
Amortization and retirement of deferred financing fees and issue discounts	5.0	—	—	5.0
Stock-based compensation expense	29.6	—	—	29.6
Deferred income taxes	41.8	(3.6)	—	38.2
Excess tax (benefits) expense realized from exercise of stock-based awards	(18.6)	—	—	(18.6)
Loss on disposal of property and equipment	3.3	4.3	—	7.6
Changes in other long-term liabilities	(6.4)	(0.8)	—	(7.2)
Changes in operating assets and liabilities, net
Receivables, net	(4.6)	4.8	—	0.2
Merchandise inventories	(231.9)	4.7	—	(227.2)
Prepaid expenses and other current assets	(7.0)	(3.5)	—	(10.5)
Prepaid income taxes and accrued income taxes payable	13.9	8.4	—	22.3
Accounts payable and accrued liabilities	138.7	2.0	—	140.7

Net cash flows provided by operating activities	464.8	126.4	—	591.2

Cash flows from investing activities:
Purchase of property and equipment	(144.7)	(52.9)	—	(197.6)
Acquisitions, net of cash acquired	(38.1)	—	—	(38.1)
Other	(0.7)	(3.7)	—	(4.4)

Net cash flows used in investing activities	(183.5)	(56.6)	—	(240.1)

Cash flows from financing activities:
Repurchase of notes payable	(200.0)	—	—	(200.0)
Purchase of treasury shares	(381.2)	—	—	(381.2)
Borrowings from the revolver	120.0	—	—	120.0
Repayment of revolver borrowings	(120.0)	—	—	(120.0)
Issuance of shares relating to stock options	10.8	—	—	10.8
Excess tax benefits (expense) realized from exercise of stock-based awards	18.6	—	—	18.6
Other	(3.8)	—	—	(3.8)

Net cash flows used in financing activities	(555.6)	—	—	(555.6)

Exchange rate effect on cash and cash equivalents	—	9.9	—	9.9

Net increase (decrease) in cash and cash equivalents	(274.3)	79.7	—	(194.6)
Cash and cash equivalents at beginning of period	653.0	252.4	—	905.4

Cash and cash equivalents at end of period	$378.7	$332.1	$—	$710.8

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 30,	January 30,		January 30,
For the 52 Weeks Ended January 30, 2010	2010	2010	Eliminations	2010
		(Amounts in millions)

Cash flows from operating activities:
Consolidated net income	$338.7	$37.0	$—	$375.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	103.5	60.6	—	164.1
Provision for inventory reserves	35.4	13.5	—	48.9
Amortization and retirement of deferred financing fees and issue discounts	5.0	—	—	5.0
Stock-based compensation expense	37.8	—	—	37.8
Deferred income taxes	1.7	(2.9)	—	(1.2)
Excess tax (benefits) expense realized from exercise of stock-based awards	0.4	—	—	0.4
Loss on disposal of property and equipment	2.1	2.3	—	4.4
Changes in other long-term liabilities	8.6	(1.0)	—	7.6
Changes in operating assets and liabilities, net
Receivables, net	1.4	2.8	—	4.2
Merchandise inventories	31.6	(2.0)	—	29.6
Prepaid expenses and other current assets	3.4	(1.1)	—	2.3
Prepaid income taxes and accrued income taxes payable	68.9	(14.3)	—	54.6
Accounts payable and accrued liabilities	(87.0)	(2.2)	—	(89.2)

Net cash flows provided by operating activities	551.5	92.7	—	644.2

Cash flows from investing activities:
Purchase of property and equipment	(116.1)	(47.7)	—	(163.8)
Acquisitions, net of cash acquired	—	(8.4)	—	(8.4)
Other	(1.2)	(13.8)	—	(15.0)

Net cash flows used in investing activities	(117.3)	(69.9)	—	(187.2)

Cash flows from financing activities:
Repurchase of notes payable	(100.0)	—	—	(100.0)
Purchase of treasury shares	(58.4)	—	—	(58.4)
Borrowings from the revolver	115.0	—	—	115.0
Repayment of revolver borrowings	(115.0)	—	—	(115.0)
Issuance of shares relating to stock options	4.5	—	—	4.5
Excess tax benefits (expense) realized from exercise of stock-based awards	(0.4)	—	—	(0.4)
Other	(0.1)	—	—	(0.1)

Net cash flows used in financing activities	(154.4)	—	—	(154.4)

Exchange rate effect on cash and cash equivalents	—	24.7	—	24.7

Net increase in cash and cash equivalents	279.8	47.5	—	327.3
Cash and cash equivalents at beginning of period	373.2	204.9	—	578.1

Cash and cash equivalents at end of period	$653.0	$252.4	$—	$905.4

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GAMESTOP CORP.

CONSOLIDATING STATEMENT OF CASH FLOWS

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	January 31,	January 31,		January 31,
For the 52 Weeks Ended January 31, 2009	2009	2009	Eliminations	2009
		(Amounts in millions)

Cash flows from operating activities:
Consolidated net income	$335.7	$62.6	$—	$398.3
Adjustments to reconcile net earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	104.9	41.5	—	146.4
Provision for inventory reserves	34.9	8.1	—	43.0
Amortization and retirement of deferred financing fees and issue discounts	3.7	—	—	3.7
Stock-based compensation expense	35.4	—	—	35.4
Deferred income taxes	(23.3)	(1.4)	—	(24.7)
Excess tax benefits realized from exercise of stock-based awards	(34.2)	—	—	(34.2)
Loss on disposal of property and equipment	3.0	2.2	—	5.2
Changes in other long-term liabilities	1.1	6.3	—	7.4
Changes in operating assets and liabilities, net
Receivables, net	3.2	(648.5)	642.4	(2.9)
Merchandise inventories	(170.3)	(39.2)	—	(209.5)
Prepaid expenses and other current assets	(10.1)	(6.3)	—	(16.4)
Prepaid income taxes and accrued income taxes payable	47.8	(3.9)	—	43.9
Accounts payable and accrued liabilities	768.1	27.9	(642.4)	153.6

Net cash flows provided by (used in) operating activities	1,099.9	(550.7)	—	549.2

Cash flows from investing activities:
Purchase of property and equipment	(117.5)	(65.7)	—	(183.2)
Acquisitions, net of cash acquired	—	(630.7)	—	(630.7)
Other	(1,310.2)	1,303.2	—	(7.0)

Net cash flows provided by (used in) investing activities	(1,427.7)	606.8	—	(820.9)

Cash flows from financing activities:
Repurchase of notes payable	(30.0)	—	—	(30.0)
Borrowings for acquisition	425.0	—	—	425.0
Repayments of acquisition borrowings	(425.0)	—	—	(425.0)
Issuance of shares relating to stock options	28.9	—	—	28.9
Excess tax benefits realized from exercise of stock-based awards	34.2	—	—	34.2
Other	(3.5)	—	—	(3.5)

Net cash flows provided by financing activities	29.6	—	—	29.6

Exchange rate effect on cash and cash equivalents	—	(37.2)	—	(37.2)

Net increase (decrease) in cash and cash equivalents	(298.2)	18.9	—	(279.3)
Cash and cash equivalents at beginning of period	671.4	186.0	—	857.4

Cash and cash equivalents at end of period	$373.2	$204.9	$—	$578.1

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

21.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 29, 2011 and January 30, 2010. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 29, 2011				Fiscal Year Ended January 30, 2010
	1st	2nd	3rd	4th	1st	2nd	3rd	4th
	Quarter	Quarter	Quarter(1)	Quarter	Quarter(2)	Quarter	Quarter(3)	Quarter
			(Amounts in millions, except per share amounts)

Sales	$2,082.7	$1,799.1	$1,899.2	$3,692.8	$1,980.8	$1,738.5	$1,834.7	$3,524.0
Gross profit	570.8	516.8	546.3	903.7	542.1	495.4	523.1	874.0
Operating earnings	124.4	69.6	92.8	375.7	128.5	71.0	90.3	347.4
Consolidated net income attributable to GameStop	75.2	40.3	54.7	237.8	70.4	38.7	52.2	215.9
Basic net income per common share	0.49	0.27	0.36	1.58	0.43	0.23	0.32	1.31
Diluted net income per common share	0.48	0.26	0.36	1.56	0.42	0.23	0.31	1.29

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the third quarter of the fiscal year ended January 29, 2011 include debt extinguishment expense of $6.0 million.

(2)	The results of operations for the first quarter of the fiscal year ended January 30, 2010 include debt extinguishment expense of $2.9 million.

(3)	The results of operations for the third quarter of the fiscal year ended January 30, 2010 include debt extinguishment expense of $2.5 million.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)
3.1	Second Amended and Restated Certificate of Incorporation.(2)
3.2	Amended and Restated Bylaws.(3)
3.3	Amendment to Amended and Restated Bylaws.(12)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)
4.4	Form of Indenture.(6)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)
10.4	Second Amended and Restated Supplemental Compensation Plan.(8)
10.5	Form of Option Agreement.(9)
10.6	Form of Restricted Share Agreement.(10)
10.7	Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(19)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)
10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)
10.10	Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)
10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

Exhibit
Number	Description

10.14	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)
10.15	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)
10.16	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.17	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(14)
10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)
10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.20	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)
10.21	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)
10.22	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)
10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.24	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.25	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)
10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)
10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)
10.28	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(20)
10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(15)
10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)
10.31	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)

Exhibit
Number		Description

10.32		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)
10.33		Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
12.1		Computation of Ratio of Earnings to Fixed Charges.
14.1		Code of Ethics for Senior Financial and Executive Officers.
14.2		Code of Standards, Ethics and Conduct.
21.1		Subsidiaries.
23.1		Consent of BDO USA, LLP.
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.