Form 10-Q
period 2011-04-30
GameStop Corp.
filed 2011-06-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2011
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 1, 2011: 141,442,515

PART I — FINANCIAL INFORMATION

ITEM 1.	Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30,	May 1,	January 29,
	2011	2010	2011
	(Unaudited)	(Unaudited)
	(In millions, except per share data)

ASSETS:
Current assets:
Cash and cash equivalents	$395.8	$431.9	$710.8
Receivables, net	50.6	36.0	65.5
Merchandise inventories, net	1,306.1	1,152.1	1,257.5
Deferred income taxes — current	24.1	16.6	28.8
Prepaid expenses	83.3	69.2	75.7
Other current assets	22.9	30.6	16.5

Total current assets	1,882.8	1,736.4	2,154.8

Property and equipment:
Land	25.7	11.7	24.0
Buildings and leasehold improvements	590.8	530.2	577.2
Fixtures and equipment	840.7	731.1	817.8

Total property and equipment	1,457.2	1,273.0	1,419.0
Less accumulated depreciation and amortization	837.8	697.7	805.2

Net property and equipment	619.4	575.3	613.8
Goodwill, net	2,081.2	1,941.3	1,996.3
Other intangible assets	278.6	245.7	254.6
Other noncurrent assets	65.4	36.7	44.3

Total noncurrent assets	3,044.6	2,799.0	2,909.0

Total assets	$4,927.4	$4,535.4	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$872.2	$767.5	$1,028.1
Accrued liabilities	594.4	485.8	657.0
Taxes payable	34.7	32.1	62.7

Total current liabilities	1,501.3	1,285.4	1,747.8

Senior notes payable, long-term portion, net	249.2	447.5	249.0
Deferred taxes	73.4	19.9	74.9
Other long-term liabilities	103.8	102.7	96.2

Total long-term liabilities	426.4	570.1	420.1

Total liabilities	1,927.7	1,855.5	2,167.9

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 141.3, 152.9 and 146.0 shares outstanding, respectively	0.1	0.2	0.1
Additional paid-in-capital	823.1	1,091.9	928.9
Accumulated other comprehensive income	292.3	115.4	162.5
Retained earnings	1,886.2	1,472.9	1,805.8

Equity attributable to GameStop Corp. stockholders	3,001.7	2,680.4	2,897.3
Equity (deficit) attributable to noncontrolling interest	(2.0)	(0.5)	(1.4)

Total equity	2,999.7	2,679.9	2,895.9

Total liabilities and stockholders’ equity	$4,927.4	$4,535.4	$5,063.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions, except per share data)
	(Unaudited)

Sales	$2,281.4	$2,082.7
Cost of sales	1,661.2	1,511.9

Gross profit	620.2	570.8
Selling, general and administrative expenses	442.7	403.8
Depreciation and amortization	46.4	42.5

Operating earnings	131.1	124.5
Interest income	(0.2)	(0.8)
Interest expense	6.3	10.4

Earnings before income tax expense	125.0	114.9
Income tax expense	45.0	40.1

Consolidated net income	80.0	74.8
Net loss attributable to noncontrolling interests	0.4	0.4

Consolidated net income attributable to GameStop	$80.4	$75.2

Basic net income per common share(1)	$0.56	$0.49

Diluted net income per common share(1)	$0.56	$0.48

Weighted average shares of common stock — basic	142.7	153.6

Weighted average shares of common stock — diluted	143.7	156.5

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A			Accumulated
	Common Stock		Additional	Other
		Common	Paid-in	Comprehensive	Retained	Noncontrolling
	Shares	Stock	Capital	Income	Earnings	Interest	Total
	(In millions)
	(Unaudited)

Balance at January 29, 2011	146.0	$0.1	$928.9	$162.5	$1,805.8	$(1.4)	$2,895.9
Comprehensive income:
Net income (loss) for the 13 weeks ended April 30, 2011	—	—	—	—	80.4	(0.4)	80.0
Foreign currency translation	—	—	—	129.8	—	(0.2)	129.6

Total comprehensive income							209.6
Stock-based compensation	—	—	4.9	—	—	—	4.9
Purchase of treasury stock	(5.9)	—	(117.7)	—	—	—	(117.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $0.2)	1.2	—	7.0	—	—	—	7.0

Balance at April 30, 2011	141.3	$0.1	$823.1	$292.3	$1,886.2	$(2.0)	$2,999.7

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions) (Unaudited)

Cash flows from operating activities:
Consolidated net income	$80.0	$74.8
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	46.9	43.0
Amortization and retirement of deferred financing fees and issue discounts	0.6	0.8
Stock-based compensation expense	4.9	7.2
Deferred income taxes	0.7	1.8
Excess tax expense realized from exercise of stock-based awards	0.4	2.7
Loss on disposal of property and equipment	4.5	2.1
Changes in other long-term liabilities	5.7	(1.0)
Changes in operating assets and liabilities, net:
Receivables, net	16.7	27.6
Merchandise inventories	(17.1)	(101.9)
Prepaid expenses and other current assets	(11.5)	(18.0)
Prepaid income taxes and accrued income taxes payable	(27.9)	(32.8)
Accounts payable and accrued liabilities	(236.4)	(264.1)

Net cash flows used in operating activities	(132.5)	(257.8)

Cash flows from investing activities:
Purchase of property and equipment	(42.4)	(35.3)
Acquisition, net of cash acquired	(11.4)	—
Other	(6.3)	(0.8)

Net cash flows used in investing activities	(60.1)	(36.1)

Cash flows from financing activities:
Purchase of treasury shares	(139.8)	(188.9)
Issuance of shares relating to stock options	7.2	1.0
Excess tax expense realized from exercise of stock-based awards	(0.4)	(2.7)

Net cash flows used in financing activities	(133.0)	(190.6)

Exchange rate effect on cash and cash equivalents	10.6	11.0

Net decrease in cash and cash equivalents	(315.0)	(473.5)
Cash and cash equivalents at beginning of period	710.8	905.4

Cash and cash equivalents at end of period	$395.8	$431.9

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is the world’s largest multichannel retailer of video game products and PC entertainment software. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 29, 2011 (“fiscal 2010”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 30, 2011 are not indicative of the results to be expected for the 52 weeks ending January 28, 2012 (“fiscal 2011”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

For options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 13 weeks ended April 30, 2011. There were 1,177,000 options to purchase common stock granted during the 13 weeks ended May 1, 2010, with a weighted-average fair value estimated at $7.88, using the following assumptions:

13 Weeks Ended
May 1,
2010

Volatility	51.6%
Risk-free interest rate	1.6%
Expected life (years)	3.5
Expected dividend yield	0%

In the 13 weeks ended April 30, 2011 and May 1, 2010, the Company included compensation expense relating to stock option grants of $1.6 million and $3.0 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of April 30, 2011, the unrecognized compensation expense related to the unvested portion of our stock options was $7.6 million, which is expected to be

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

recognized over a weighted average period of 1.5 years. The total intrinsic value of options exercised during the 13 weeks ended April 30, 2011 and May 1, 2010 was $7.6 million and $1.1 million, respectively.

During the 13 weeks ended April 30, 2011, 448,000 shares of restricted stock were granted with a fair market value of $20.85 per share. Of these shares, 368,000 vest in equal annual installments over three years and 80,000 vest over three years subject to performance targets based on fiscal 2011 operating results. The restricted stock granted during the 13 weeks ended May 1, 2010 was 683,000 shares with a fair market value of $20.32 per share, which vest in equal annual installments over three years. During the 13 weeks ended April 30, 2011 and May 1, 2010, the Company included compensation expense relating to the restricted share grants in the amount of $3.3 million and $4.3 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of April 30, 2011, there was $20.8 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

3.	Computation of Net Income Per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions, except per share data)

Net income attributable to GameStop	$80.4	$75.2

Weighted average common shares outstanding	142.7	153.6
Dilutive effect of options and restricted shares on common stock	1.0	2.9

Common shares and dilutive potential common shares	143.7	156.5

Net income per common share:
Basic	$0.56	$0.49

Diluted	$0.56	$0.48

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti-	Range of
	Dilutive	Exercise	Expiration
	Shares	Prices	Dates
	(In millions, except per share data)

13 Weeks Ended April 30, 2011	3.9	$20.32 - 49.95	2017 - 2020
13 Weeks Ended May 1, 2010	4.7	$20.32 - 49.95	2010 - 2020

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	April 30, 2011	May 1, 2010	January 29, 2011
	Level 2	Level 2	Level 2

Assets
Foreign Currency Contracts	$21.4	$27.3	$14.0
Company-owned life insurance	3.3	2.8	3.1

Total assets	$24.7	$30.1	$17.1

Liabilities
Foreign Currency Contracts	$27.7	$6.6	$12.8
Nonqualified deferred compensation	1.0	0.8	0.9

Total liabilities	$28.7	$7.4	$13.7

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	April 30, 2011	May 1, 2010	January 29, 2011

Assets
Foreign Currency Contracts
Other current assets	$19.0	$27.2	$13.0
Other noncurrent assets	2.4	0.1	1.0
Liabilities
Foreign Currency Contracts
Accrued liabilities	(23.0)	(6.5)	(11.2)
Other long-term liabilities	(4.7)	(0.1)	(1.6)

Total derivatives	$(6.3)	$20.7	$1.2

As of April 30, 2011, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $486.5 million and a net notional value of $177.9 million. For the 13 weeks ended April 30, 2011, the Company recognized a $9.3 million loss in selling, general and administrative expenses related to the trading of derivative instruments. As of May 1, 2010, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $465.9 million and a net notional value of $306.5 million. For the 13 weeks ended May 1, 2010, the Company recognized an $11.9 million gain in selling, general and administrative expenses related to the trading of derivative instruments.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of April 30, 2011, the senior notes payable had a carrying value of $249.2 million and a fair value of $254.7 million. As of May 1, 2010, the senior notes payable had a carrying value of $447.6 million and a fair value of $463.5 million.

5.	Debt

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company’s prior credit agreement entered into on October 11, 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening in the credit markets.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility and is set at 1.25% for prime rate loans and 2.25% for LIBO rate loans until the first day of the fiscal quarter of the borrowers commencing on May 1, 2011. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of April 30, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

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

As of April 30, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.5 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 30, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $6.2 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of April 30, 2011, the unamortized original issue discount was $0.8 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of April 30, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

Under certain conditions, the Issuers may on any one or more occasions prior to maturity redeem up to 100% of the aggregate principal amount of Senior Notes issued under the Indenture at redemption prices at or in excess of

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 13-week periods ended May 1, 2010 or April 30, 2011.

On February 4, 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of April 30, 2011, no amount of the $500 million repurchase plan has been used to retire the Senior Notes and $382.3 million remains under the outstanding authorization.

As of April 30, 2011 and May 1, 2010, the only long-term debt outstanding was the Senior Notes. The $250 million in Senior Notes outstanding as of April 30, 2011, gross of the unamortized original issue discount of $0.8 million, matures in the fiscal year ending January 2013.

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended April 30, 2011. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended April 30, 2011 and May 1, 2010 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company has various relationships with Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and a member of the Company’s Board of Directors. The Company operates departments within eight bookstores operated by Barnes & Noble, whereby the Company pays a license fee to Barnes & Noble on the gross sales of such departments. Additionally, until April 30, 2011, www.gamestop.com was the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site whereby the Company paid a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The Company also continues to incur costs related to its participation in Barnes & Noble’s workers’ compensation, property and general liability insurance

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

programs prior to June 2005. During the 13 weeks ended April 30, 2011 and May 1, 2010, the aggregate charges related to these transactions amounted to $0.3 million for each period.

8.	Commitments and Contingencies

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

9.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	April 30,		May 1,
	2011		2010
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$432.4	19.0%	$348.3	16.7%
New video game software	914.7	40.1%	873.1	41.9%
Used video game products	625.0	27.4%	570.8	27.4%
Other	309.3	13.5%	290.5	14.0%

Total	$2,281.4	100.0%	$2,082.7	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 30,		May 1,
	2011		2010
		Gross		Gross
	Gross	Profit	Gross	Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$30.1	7.0%	$21.2	6.1%
New video game software	174.9	19.1%	174.5	20.0%
Used video game products	300.0	48.0%	274.4	48.1%
Other	115.2	37.2%	100.7	34.7%

Total	$620.2	27.2%	$570.8	27.4%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, and the online video gaming Web site www.kongregate.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in five countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 29, 2011. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by operating segment were as follows (in millions):

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

United States	$1,700.8	$1,531.2
Canada	108.1	104.3
Australia	118.8	107.2
Europe	353.7	340.0

Total	$2,281.4	$2,082.7

Segment operating earnings (loss) were as follows (in millions):

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

United States	$131.2	$118.6
Canada	0.3	3.8
Australia	3.7	2.6
Europe	(4.1)	(0.5)

Total	$131.1	$124.5

11.	Supplemental Cash Flow Information

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions)

Cash paid during the period for:
Interest	$10.6	$18.3

Income taxes	$72.0	$71.2

12.	Consolidating Financial Statements

As described in Note 5, in September 2005 the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position of the Company as of April 30, 2011, May 1, 2010 and January 29, 2011 and results of operations and cash flows for the 13 weeks ended April 30, 2011 and May 1, 2010 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 30,	April 30,		April 30,
	2011	2011	Eliminations	2011
	(Amounts in millions, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$247.8	$148.0	$—	$395.8
Receivables, net	147.7	632.4	(729.5)	50.6
Merchandise inventories, net	728.9	577.2	—	1,306.1
Deferred income taxes — current	19.2	4.9	—	24.1
Prepaid expenses	34.2	49.1	—	83.3
Other current assets	17.4	5.5	—	22.9

Total current assets	1,195.2	1,417.1	(729.5)	1,882.8

Property and equipment:
Land	4.6	21.1	—	25.7
Buildings and leasehold improvements	314.4	276.4	—	590.8
Fixtures and equipment	665.7	175.0	—	840.7

Total property and equipment	984.7	472.5	—	1,457.2
Less accumulated depreciation and amortization	600.4	237.4	—	837.8

Net property and equipment	384.3	235.1	—	619.4
Investment	2,282.8	596.4	(2,879.2)	—
Goodwill, net	1,133.9	947.3	—	2,081.2
Other intangible assets	15.6	263.0	—	278.6
Other noncurrent assets	25.2	40.2	—	65.4

Total noncurrent assets	3,841.8	2,082.0	(2,879.2)	3,044.6

Total assets	$5,037.0	$3,499.1	$(3,608.7)	$4,927.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$623.2	$249.0	$—	$872.2
Accrued liabilities	1,002.6	321.3	(729.5)	594.4
Taxes payable	39.6	(4.9)	—	34.7

Total current liabilities	1,665.4	565.4	(729.5)	1,501.3

Senior notes payable, long-term portion, net	249.2	—	—	249.2
Deferred taxes	40.4	33.0	—	73.4
Other long-term liabilities	82.3	21.5	—	103.8

Total long-term liabilities	371.9	54.5	—	426.4

Total liabilities	2,037.3	619.9	(729.5)	1,927.7

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 141.3 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	821.1	2,461.6	(2,459.6)	823.1
Accumulated other comprehensive income (loss)	292.3	134.7	(134.7)	292.3
Retained earnings	1,886.2	284.9	(284.9)	1,886.2

Equity attributable to GameStop Corp. stockholders	2,999.7	2,881.2	(2,879.2)	3,001.7
Equity (deficit) attributable to noncontrolling interest	—	(2.0)	—	(2.0)

Total equity	2,999.7	2,879.2	(2,879.2)	2,999.7

Total liabilities and stockholders’ equity	$5,037.0	$3,499.1	$(3,608.7)	$4,927.4

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Balance Sheet

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
	2010	2010	Eliminations	2010
	(Amounts in millions, except per share amounts)
	(Unaudited)

ASSETS:
Current assets:
Cash and cash equivalents	$298.8	$133.1	$—	$431.9
Receivables, net	151.5	619.4	(734.9)	36.0
Merchandise inventories, net	673.5	478.6	—	1,152.1
Deferred income taxes — current	13.2	3.4	—	16.6
Prepaid expenses	44.7	24.5	—	69.2
Other current assets	5.9	24.7	—	30.6

Total current assets	1,187.6	1,283.7	(734.9)	1,736.4

Property and equipment:
Land	2.7	9.0	—	11.7
Buildings and leasehold improvements	301.8	228.4	—	530.2
Fixtures and equipment	586.3	144.8	—	731.1

Total property and equipment	890.8	382.2	—	1,273.0
Less accumulated depreciation and amortization	522.1	175.6	—	697.7

Net property and equipment	368.7	206.6	—	575.3
Investment	2,060.7	596.0	(2,656.7)	—
Goodwill, net	1,096.6	844.7	—	1,941.3
Other intangible assets	2.5	243.2	—	245.7
Other noncurrent assets	9.1	27.6	—	36.7

Total noncurrent assets	3,537.6	1,918.1	(2,656.7)	2,799.0

Total assets	$4,725.2	$3,201.8	$(3,391.6)	$4,535.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$559.9	$207.6	$—	$767.5
Accrued liabilities	927.6	293.1	(734.9)	485.8
Taxes payable	38.8	(6.7)	—	32.1

Total current liabilities	1,526.3	494.0	(734.9)	1,285.4

Senior notes payable, long-term portion, net	447.5	—	—	447.5
Deferred taxes	(15.4)	35.3	—	19.9
Other long-term liabilities	86.4	16.3	—	102.7

Total long-term liabilities	518.5	51.6	—	570.1

Total liabilities	2,044.8	545.6	(734.9)	1,855.5

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 152.9 shares outstanding	0.2	—	—	0.2
Additional paid-in-capital	1,091.9	2,408.8	(2,408.8)	1,091.9
Accumulated other comprehensive income (loss)	115.4	2.0	(2.0)	115.4
Retained earnings	1,472.9	245.9	(245.9)	1,472.9

Equity attributable to GameStop Corp. stockholders	2,680.4	2,656.7	(2,656.7)	2,680.4
Equity (deficit) attributable to noncontrolling interest	—	(0.5)	—	(0.5)

Total equity	2,680.4	2,656.2	(2,656.7)	2,679.9

Total liabilities and stockholders’ equity	$4,725.2	$3,201.8	$(3,391.6)	$4,535.4

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 30,	April 30,		April 30,
For the 13 Weeks Ended April 30, 2011	2011	2011	Eliminations	2011
	(Amounts in millions)
	(Unaudited)

Sales	$1,700.8	$580.6	$—	$2,281.4
Cost of sales	1,244.5	416.7	—	1,661.2

Gross profit	456.3	163.9	—	620.2
Selling, general and administrative expenses	293.8	148.9	—	442.7
Depreciation and amortization	31.2	15.2	—	46.4

Operating earnings (loss)	131.3	(0.2)	—	131.1
Interest income	(9.1)	(4.7)	13.6	(0.2)
Interest expense	6.0	13.9	(13.6)	6.3

Earnings (loss) before income tax expense	134.4	(9.4)	—	125.0
Income tax expense (benefit)	47.5	(2.5)	—	45.0

Consolidated net income (loss)	86.9	(6.9)	—	80.0
Net loss attributable to noncontrolling interests	—	0.4	—	0.4

Consolidated net income (loss) attributable to GameStop	$86.9	$(6.5)	$—	$80.4

GameStop Corp.
Condensed Consolidating Statement of Operations

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
For the 13 Weeks Ended May 1, 2010	2010	2010	Eliminations	2010
	(Amounts in millions)
	(Unaudited)

Sales	$1,531.1	$551.6	$—	$2,082.7
Cost of sales	1,112.2	399.7	—	1,511.9

Gross profit	418.9	151.9	—	570.8
Selling, general and administrative expenses	271.8	132.0	—	403.8
Depreciation and amortization	27.1	15.4	—	42.5

Operating earnings	120.0	4.5	—	124.5
Interest income	(9.6)	(4.0)	12.8	(0.8)
Interest expense	10.1	13.1	(12.8)	10.4

Earnings before income tax expense	119.5	(4.6)	—	114.9
Income tax expense (benefit)	48.7	(8.6)	—	40.1

Consolidated net income	70.8	4.0	—	74.8
Net loss attributable to noncontrolling interests	—	0.4	—	0.4

Consolidated net income attributable to GameStop	$70.8	$4.4	$—	$75.2

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	April 30,	April 30,		April 30,
For the 13 Weeks Ended April 30, 2011	2011	2011	Eliminations	2011
	(Amounts in millions)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$86.9	$(6.9)	$—	$80.0
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	31.7	15.2	—	46.9
Amortization and retirement of deferred financing fees and issue discounts	0.6	—	—	0.6
Stock-based compensation expense	4.9	—	—	4.9
Deferred income taxes	5.1	(4.4)	—	0.7
Excess tax expense realized from exercise of stock-based awards	0.4	—	—	0.4
Loss on disposal of property and equipment	2.4	2.1	—	4.5
Changes in other long-term liabilities	1.7	4.0	—	5.7
Changes in operating assets and liabilities, net:
Receivables, net	12.7	4.0	—	16.7
Merchandise inventories	41.7	(58.8)	—	(17.1)
Prepaid expenses and other current assets	(1.1)	(10.4)	—	(11.5)
Prepaid income taxes and accrued income taxes payable	(24.1)	(3.8)	—	(27.9)
Accounts payable and accrued liabilities	(120.1)	(116.3)	—	(236.4)

Net cash flows provided by (used in) operating activities	42.8	(175.3)	—	(132.5)

Cash flows from investing activities:
Purchase of property and equipment	(27.8)	(14.6)	—	(42.4)
Acquisition, net of cash acquired	(11.4)	—	—	(11.4)
Other	(1.5)	(4.8)	—	(6.3)

Net cash flows used in investing activities	(40.7)	(19.4)	—	(60.1)

Cash flows from financing activities:
Purchase of treasury shares	(139.8)	—	—	(139.8)
Issuance of shares relating to stock options	7.2	—	—	7.2
Excess tax expense realized from exercise of stock-based awards	(0.4)	—	—	(0.4)

Net cash flows used in financing activities	(133.0)	—	—	(133.0)

Exchange rate effect on cash and cash equivalents	—	10.6	—	10.6

Net decrease in cash and cash equivalents	(130.9)	(184.1)	—	(315.0)
Cash and cash equivalents at beginning of period	378.7	332.1	—	710.8

Cash and cash equivalents at end of period	$247.8	$148.0	$—	$395.8

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.
Condensed Consolidating Statement of Cash Flows

	Issuers and
	Guarantor	Non-Guarantor
	Subsidiaries	Subsidiaries		Consolidated
	May 1,	May 1,		May 1,
For the 13 Weeks Ended May 1, 2010	2010	2010	Eliminations	2010
	(Amounts in millions)
	(Unaudited)

Cash flows from operating activities:
Consolidated net income	$70.8	$4.0	$—	$74.8
Adjustments to reconcile net earnings to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	27.5	15.5	—	43.0
Amortization and retirement of deferred financing fees and issue discounts	0.8	—	—	0.8
Stock-based compensation expense	7.2	—	—	7.2
Deferred income taxes	4.9	(3.1)	—	1.8
Excess tax expense realized from exercise of stock-based awards	2.7	—	—	2.7
Loss on disposal of property and equipment	0.8	1.3	—	2.1
Changes in other long-term liabilities	(0.9)	(0.1)	—	(1.0)
Changes in operating assets and liabilities, net:
Receivables, net	14.6	13.0	—	27.6
Merchandise inventories	(103.2)	1.3	—	(101.9)
Prepaid expenses and other current assets	(6.9)	(11.1)	—	(18.0)
Prepaid income taxes and accrued income taxes payable	(28.2)	(4.6)	—	(32.8)
Accounts payable and accrued liabilities	(127.7)	(136.4)	—	(264.1)

Net cash flows used in operating activities	(137.6)	(120.2)	—	(257.8)

Cash flows from investing activities:
Purchase of property and equipment	(26.0)	(9.3)	—	(35.3)
Other	—	(0.8)	—	(0.8)

Net cash flows used in investing activities	(26.0)	(10.1)	—	(36.1)

Cash flows from financing activities:
Purchase of treasury shares	(188.9)	—	—	(188.9)
Issuance of shares relating to stock options	1.0	—	—	1.0
Excess tax expense realized from exercise of stock-based awards	(2.7)	—	—	(2.7)

Net cash flows used in financing activities	(190.6)	—	—	(190.6)

Exchange rate effect on cash and cash equivalents	—	11.0	—	11.0

Net decrease in cash and cash equivalents	(354.2)	(119.3)	—	(473.5)
Cash and cash equivalents at beginning of period	653.0	252.4	—	905.4

Cash and cash equivalents at end of period	$298.8	$133.1	$—	$431.9

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended January 29, 2011 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2011 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel retailer of video game products and PC entertainment software. We sell new and used video game hardware, video game software and accessories, as well as PC entertainment software and other merchandise. As of April 30, 2011, we operated 6,573 stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de and www.micromania.fr. In addition, we publish Game Informer magazine, the industry’s largest multi-platform video game magazine in the United States based on circulation, and operate the online video gaming Web site www.kongregate.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ending January 28, 2012 (“fiscal 2011”) and ended January 29, 2011 (“fiscal 2010”) consist of 52 weeks.

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Sony PlayStation Portable was introduced in 2005. The Nintendo DSi XL was introduced in early 2010 and the Nintendo 3DS was introduced in March 2011. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We expect that the installed base of the hardware platforms listed above and sales of related software and accessories will increase in the future.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	April 30,	May 1,
	2011	2010

Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	72.8	72.6

Gross profit	27.2	27.4
Selling, general and administrative expenses	19.4	19.4
Depreciation and amortization	2.0	2.0

Operating earnings	5.8	6.0
Interest expense, net	0.3	0.5

Earnings before income tax expense	5.5	5.5
Income tax expense	2.0	1.9

Consolidated net income	3.5	3.6
Net loss attributable to noncontrolling interests	—	—

Consolidated net income attributable to GameStop	3.5%	3.6%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	April 30,		May 1,
	2011		2010
		Percent		Percent
	Sales	of Total	Sales	of Total

Sales:
New video game hardware	$432.4	19.0%	$348.3	16.7%
New video game software	914.7	40.1%	873.1	41.9%
Used video game products	625.0	27.4%	570.8	27.4%
Other	309.3	13.5%	290.5	14.0%

Total	$2,281.4	100.0%	$2,082.7	100.0%

Other products include PC entertainment and other software, digital products and currency, accessories and magazines.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 30,		May 1,
	2011		2010
	Gross	Gross Profit	Gross	Gross Profit
	Profit	Percent	Profit	Percent

Gross Profit:
New video game hardware	$30.1	7.0%	$21.2	6.1%
New video game software	174.9	19.1%	174.5	20.0%
Used video game products	300.0	48.0%	274.4	48.1%
Other	115.2	37.2%	100.7	34.7%

Total	$620.2	27.2%	$570.8	27.4%

13 weeks ended April 30, 2011 compared with the 13 weeks ended May 1, 2010

Sales increased by $198.7 million, or 9.5%, from $2,082.7 million in the 13 weeks ended May 1, 2010 to $2,281.4 million in the 13 weeks ended April 30, 2011. The increase in sales was primarily attributable to an increase in comparable store sales of 5.3%, the addition of non-comparable store sales from the 421 stores opened since January 30, 2010, and changes related to foreign exchange rates, which had the effect of increasing sales by $32.4 million when compared to the first quarter of fiscal 2010. The increase in comparable store sales was primarily due to an increase in new video game hardware sales and an increase in used video game product sales in fiscal 2011 when compared to fiscal 2010. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales increased $84.1 million, or 24.1%, from $348.3 million in the 13 weeks ended May 1, 2010 to $432.4 million in the 13 weeks ended April 30, 2011, primarily due to the launch of the Nintendo 3DS in the first quarter of fiscal 2011. New video game software sales increased $41.6 million, or 4.8%, from $873.1 million in the 13 weeks ended May 1, 2010 to $914.7 million in the 13 weeks ended April 30, 2011, primarily due to the strong sales of new release video game titles in fiscal 2011, as well as the increase in sales from new stores added since fiscal 2010. Used video game product sales increased $54.2 million, or 9.5%, from $570.8 million in the 13 weeks ended May 1, 2010 to $625.0 million in the 13 weeks ended April 30, 2011. Used video game product sales grew due to an increase in the availability of hardware and software associated with the current generation hardware platforms, the growth of used video game product sales internationally, as well as the addition of sales at the new stores added since fiscal 2010. Other video game product sales increased by $18.8 million, or 6.5%, from $290.5 million in the 13 weeks ended May 1, 2010 to $309.3 million in the 13 weeks ended April 30, 2011. The increase in other product sales was primarily due to the increase in video game accessory sales internationally.

As a percentage of sales, new video game hardware sales increased and new video game software and other product sales decreased in the 13 weeks ended April 30, 2011 compared to the 13 weeks ended May 1, 2010. The change in the mix of sales was primarily due to the increase in new video game hardware sales as a result of the launch of the Nintendo 3DS. As a percentage of sales, the used video game product sales category remained the same in the 13 weeks ended April 30, 2011 compared to the 13 weeks ended May 1, 2010.

Cost of sales increased by $149.3 million, or 9.9%, from $1,511.9 million in the 13 weeks ended May 1, 2010 to $1,661.2 million in the 13 weeks ended April 30, 2011 as a result of an increase in sales and the changes in gross profit discussed below.

Gross profit increased by $49.4 million, or 8.7%, from $570.8 million in the 13 weeks ended May 1, 2010 to $620.2 million in the 13 weeks ended April 30, 2011. Gross profit as a percentage of sales decreased from 27.4% in the 13 weeks ended May 1, 2010 to 27.2% in the 13 weeks ended April 30, 2011. The gross profit percentage decrease was caused primarily by the increase in hardware product sales which have a lower gross margin percentage than other product categories. Gross profit as a percentage of sales on new video game hardware increased from 6.1% in the 13 weeks ended May 1, 2010 to 7.0% in the 13 weeks ended April 30, 2011, primarily due to higher international gross margin recognized during the first quarter of fiscal 2011 as a result of lower promotional activities when compared to the prior year. Gross profit as a percentage of sales on new video game software decreased from 20.0% to 19.1% in the 13 weeks ended April 30, 2011 compared to the 13 weeks ended May 1, 2010, primarily due to the decrease in international new software sales, which have a higher gross margin percentage than U.S. new software sales, and increased promotional activities during the 13 weeks ended April 30, 2011. Gross profit as a percentage of sales on used video game products decreased slightly from 48.1% to 48.0% in the 13 weeks ended April 30, 2011 compared to the 13 weeks ended May 1, 2010. Gross profit as a percentage of sales on other product sales increased from 34.7% to 37.2% in the 13 weeks ended April 30, 2011 compared to the 13 weeks ended May 1, 2010, due to a shift in sales to higher margin digital product sales, some of which are recorded on a commission basis at 100% margin.

Selling, general and administrative expenses increased by $38.9 million, or 9.6%, from $403.8 million in the 13 weeks ended May 1, 2010 to $442.7 million in the 13 weeks ended April 30, 2011. This increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales did not change from the 13 weeks ended May 1, 2010 to the 13 weeks ended April 30, 2011. Included in selling, general and administrative expenses is $4.9 million and $7.2 million in stock-based compensation expense for the 13 weeks ended April 30, 2011 and May 1, 2010, respectively.

Depreciation and amortization expense increased $3.9 million from $42.5 million in the 13 weeks ended May 1, 2010 to $46.4 million in the 13 weeks ended April 30, 2011. This increase was primarily due to capital expenditures associated with the opening of 62 new stores during the first quarter of fiscal 2011 and investments in information systems and e-commerce, digital and loyalty program initiatives.

Interest income from the investment of excess cash balances decreased from $0.8 million in the 13 weeks ended May 1, 2010 to $0.2 million in the 13 weeks ended April 30, 2011, due primarily to lower invested cash balances. Interest expense decreased from $10.4 million in the 13 weeks ended May 1, 2010 to $6.3 million in the 13 weeks ended April 30, 2011, primarily due to the retirement of $200.0 million of the Company’s senior notes since January 30, 2010.

Income tax expense for the 13 weeks ended May 1, 2010 and the 13 weeks ended April 30, 2011 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $45.0 million, or 36.0% of earnings before income tax expense, for the 13 weeks ended April 30, 2011 compared to $40.1 million, or 34.9% of earnings before income tax expense, for the 13 weeks ended May 1, 2010. The increase in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to an increase in operating earnings of $6.6 million, or 5.3%, from $124.5 million in the 13 weeks ended May 1, 2010 to $131.1 million in the 13 weeks ended April 30, 2011, and an increase in consolidated net income of $5.2 million, or 7.0%, from $74.8 million in the 13 weeks ended May 1, 2010 to $80.0 million in the 13 weeks ended April 30, 2011.

The $0.4 million increase in consolidated net income attributable to GameStop stockholders during the 13 weeks ended May 1, 2010 and the 13 weeks ended April 30, 2011 represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions)
	(Unaudited)

Sales by operating segment are as follows:
United States	$1,700.8	$1,531.2
Canada	108.1	104.3
Australia	118.8	107.2
Europe	353.7	340.0

Total	$2,281.4	$2,082.7

	13 Weeks Ended
	April 30,	May 1,
	2011	2010
	(In millions)
	(Unaudited)

Operating earnings (loss) by operating segment are as follows:
United States	$131.2	$118.6
Canada	0.3	3.8
Australia	3.7	2.6
Europe	(4.1)	(0.5)

Total	$131.1	$124.5

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine and www.kongregate.com, an online video gaming site. As of April 30, 2011, the United States segment included 4,434 GameStop stores compared to 4,443 stores on May 1, 2010. Sales for the first quarter of fiscal 2011 increased $169.6 million, or 11.1%, compared to the first quarter of fiscal 2010 as a result of increased sales at existing stores and the opening of 264 new stores since January 30, 2010, including 37 stores in the first quarter of fiscal 2011. Sales at existing stores increased due to the strong sales of new hardware, including the launch of the Nintendo 3DS and strong sales of new release video game software and used video game products during the first quarter of fiscal 2011 compared to the first quarter of 2010. Segment operating income increased by 10.6% in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, driven primarily by the increase in sales and related margin discussed above.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. Sales in the Canadian segment in the first quarter of fiscal 2011 increased $3.8 million, or 3.6%, compared to the first quarter of fiscal 2010. The increase in sales was primarily attributable to the favorable exchange rates recognized in the first quarter of fiscal 2011 when compared to the first quarter of fiscal 2010, which had the effect of increasing sales by $5.5 million. Excluding the impact of changes in exchange rates, sales in the Canadian segment decreased by 1.6%. The decrease in sales was primarily due to a decrease in sales at existing stores, which was driven by weak consumer traffic when compared to the first quarter of fiscal 2010. As of April 30, 2011, the Canadian segment had 346 stores compared to 339 stores as of May 1, 2010. Segment operating income decreased by $3.5 million to $0.3 million compared to $3.8 million in the first quarter of fiscal 2010. The decrease in operating income was primarily due to the decrease in sales at existing stores and the deleveraging of selling, general and administrative expenses.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of April 30, 2011, the Australian segment included 408 stores, compared to 391 stores as of May 1, 2010. Sales in the first quarter of fiscal 2011 increased 10.8% to $118.8 million compared to first quarter fiscal 2010 sales of $107.2 million. The increase in sales was primarily due to the favorable exchange rates recognized in the first quarter of fiscal 2011 compared to the first quarter of fiscal 2010, which had the effect of increasing sales by $13.2 million, as well as the additional sales at the 24 stores added since January 30, 2010. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 1.5%. The decrease in sales was primarily due to lower sales at existing stores due to weak consumer traffic when compared to the first quarter of fiscal 2010. Segment operating income increased $1.1 million to $3.7 million in the first quarter of fiscal 2011 compared to $2.6 million in the first quarter of fiscal 2010. The increase in operating earnings was primarily due to increased sales in the used and other product categories which carry higher margins than other sales categories. In addition, the favorable impact of changes in exchange rates had the effect of increasing operating earnings by $0.4 million for the 13 weeks ended April 30, 2011 when compared to the 13 weeks ended May 1, 2010.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce sites in five countries. As of April 30, 2011, the European segment operated 1,385 stores compared to 1,313 stores as of May 1, 2010. For the 13 weeks ended April 30, 2011, European sales increased $13.7 million, or 4.0%, compared to the 13 weeks ended May 1, 2010. The increase in sales was primarily due to the additional sales at the 121 stores opened since January 30, 2010 and the favorable impact of changes in exchange rates recognized in the first quarter of fiscal 2011, which had the effect of increasing sales by $14.2 million when compared to the first quarter of fiscal 2010. This increase in sales was partially offset by a decrease in sales at existing stores, which was primarily driven by weak consumer traffic due to the continued macroeconomic weakness when compared to the first quarter of fiscal 2010.

The segment operating loss in Europe was $4.1 million in the first quarter of fiscal 2011 compared to an operating loss of $0.5 million in the first quarter of fiscal 2010. The increase in the operating loss in the first quarter of fiscal 2011 was primarily driven by the decreased sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation, as well as the impact of changes in exchange rates recognized in the first quarter of fiscal 2011, which had the effect of increasing the operating loss by $0.6 million when compared to fiscal 2010. The first quarter of fiscal 2011 also includes charges related to our continued efforts to improve long-term operating results in Europe, including costs incurred during the quarter associated with closing underperforming stores.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended April 30, 2011, cash used in operations was $132.5 million, compared to cash used in operations of $257.8 million during the 13 weeks ended May 1, 2010. The decrease in cash used in operations of $125.3 million was primarily due to a decrease in cash used for working capital purposes of $113.0 million, primarily driven by lower inventory purchases in the first quarter of fiscal 2011 and the related effects on accounts payable payments. The lower inventory purchases were due to better in-stock positions coming out of the fiscal 2010 holiday selling season, particularly hardware inventory which was in short supply at the end of the 52 weeks ended January 30, 2010 (“fiscal 2009”).

Cash used in investing activities was $60.1 million and $36.1 million during the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. During the 13 weeks ended April 30, 2011, $42.4 million of cash was used primarily to invest in information systems and e-commerce, digital and loyalty program initiatives and to open new stores in the U.S. and internationally. In addition, the Company used $11.4 million for acquisitions in support of the Company’s digital initiatives. During the 13 weeks ended May 1, 2010, $35.3 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems and e-commerce, digital and loyalty program initiatives.

Cash used in financing activities was $133.0 million and $190.6 million for the 13 weeks ended April 30, 2011 and May 1, 2010, respectively. The cash used in financing activities for the 13 weeks ended April 30, 2011 was primarily due to the purchase of $139.8 million of treasury shares pursuant to the Board of Directors’ $500 million authorization in February 2011, offset by the issuance of shares relating to stock option exercises of $7.2 million. The cash used in financing activities for the 13 weeks ended May 1, 2010 was primarily due to the purchase of $188.9 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010 and $2.7 million for the realization of tax expense relating to the stock option exercises and vested restricted stock.

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

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company’s prior credit agreement entered into on October 11, 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening in the credit markets.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility and is set at 1.25% for prime rate loans and 2.25% for LIBO rate loans until the first day of the fiscal quarter of the borrowers commencing on May 1, 2011. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of April 30, 2011 the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of April 30, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.5 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 30, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $6.2 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of April 30, 2011, the unamortized original issue discount was $0.8 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of April 30, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of April 30, 2011 and May 1, 2010, the only long-term debt outstanding was the Senior Notes. The $250 million in Senior Notes outstanding as of April 30, 2011, gross of the unamortized original issue discount of $0.8 million, matures in the fiscal year ending January 2013.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year. The Company opened 62 stores in the 13 weeks ended April 30, 2011 and expects to open approximately 300 stores in fiscal 2011. Capital expenditures for fiscal 2011 are projected to be approximately $170 million, to be used primarily to fund new store openings, store remodels and invest in distribution and information systems in support of operations. In addition, in fiscal 2011 we have allocated approximately $100 million for acquisitions in support of our e-commerce and digital initiatives.

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 13-week periods ended May 1, 2010 or April 30, 2011.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. Of these shares, $64.6 million of treasury share purchases were settled at the beginning of fiscal 2010. For the first quarter of fiscal 2010, the Company purchased an additional 6.5 million shares for an average price per share of $19.03. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For the remainder of fiscal 2010, the Company purchased an additional 10.5 million shares for an average price per share of $20.35. Of these shares, $22.0 million of treasury share purchases were settled at the beginning of fiscal 2011.

On February 4, 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. During the 13 weeks ended April 30, 2011, the Company repurchased 5.9 million shares at an average price per share of $19.88. As of April 30, 2011, no amount of the $500 million repurchase plan has been used to retire the Senior Notes and $382.3 million remains available in the plan.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting the electronic game industry, the retail industry and the banking and financial services market;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third-party litigation;

•	the risks involved with our international operations; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal quarter ended April 30, 2011, the Company recognized a $9.3 million loss in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of April 30, 2011 was a net liability of $6.3 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of April 30, 2011 would result in a (loss) or gain in value of the forwards, options and swaps of ($18.7) million or $18.7 million, respectively.

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

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

There have been no material developments in previously reported legal proceedings during the fiscal quarter covered by this Form 10-Q.

ITEM 1A.	Risk Factors

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 29, 2011 filed with the SEC on March 30, 2011. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the first quarter of the fiscal year ending January 28, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

			(c)	(d)
	(a)		Total Number of	Approximate Dollar
	Total	(b)	Shares Purchased	Value of Shares that
	Number of	Average	as Part of Publicly	May Yet Be Purchased
	Shares	Price Paid per	Announced Plans or	Under the Plans or
	Purchased	Share	Programs	Programs(1)
				(In millions of dollars)

January 30 through February 26, 2011	2,461,800	$19.83	2,461,800	$451.2
February 27 through April 2, 2011	3,459,700	$19.92	3,459,700	$382.3
April 3 through April 30, 2011	—	$—	—	$382.3

Total	5,921,500	$19.88	5,921,500

(1)	On February 4, 2011, our Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. The $500 million plan has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
3.3	Amendment to Amended and Restated Bylaws.(6)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(9)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(11)
10.4	Second Amended and Restated Supplemental Compensation Plan.(12)
10.5	Form of Option Agreement.(13)
10.6	Form of Restricted Share Agreement.(14)

Exhibit
Number	Description

10.7	Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(15)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(16)
10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.10	Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(16)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(16)
10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.14	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)
10.15	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.16	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.17	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(18)
10.20	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(19)
10.21	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(18)

Exhibit
Number		Description

10.24		Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)
10.25		Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)
10.26		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(17)
10.27		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(19)
10.28		Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(20)
10.29		Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(17)
10.30		Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(19)
10.31		Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)
10.32		Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)
10.33		Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
31.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1		Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ Robert A. Lloyd
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 8, 2011

GAMESTOP CORP.

By:	/s/ Troy W. Crawford
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 8, 2011

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit
Number	Description

2.1	Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)
2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
3.3	Amendment to Amended and Restated Bylaws.(6)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(9)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(11)
10.4	Second Amended and Restated Supplemental Compensation Plan.(12)
10.5	Form of Option Agreement.(13)
10.6	Form of Restricted Share Agreement.(14)
10.7	Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(15)
10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(16)
10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.10	Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(16)
10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(16)
10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.14	Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)

Exhibit
Number	Description

10.15	Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(3)
10.16	Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.17	Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)
10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(18)
10.20	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(19)
10.21	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)
10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.24	Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)
10.25	Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)
10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(17)
10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(19)
10.28	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(20)
10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(17)
10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(19)
10.31	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)
10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)
10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit
Number		Description

32.2		Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	.INS	XBRL Instance Document
101	.SCH	XBRL Taxonomy Extension Schema
101	.CAL	XBRL Taxonomy Extension Calculation Linkbase
101	.DEF	XBRL Taxonomy Extension Definition Linkbase
101	.LAB	XBRL Taxonomy Extension Label Linkbase
101	.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.