Form 10-Q
period 2011-07-30
GameStop Corp.
filed 2011-09-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

COMMISSION FILE NO. 1-32637

GameStop Corp.

(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway,	76051 (Zip Code)
Grapevine, Texas
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 25, 2011: 139,078,768

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2011	July 31, 2010	January 29, 2011
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$224.8	$289.3	$710.8
Receivables, net	44.2	44.3	65.5
Merchandise inventories, net	1,059.9	1,129.5	1,257.5
Deferred income taxes — current	24.6	19.3	28.8
Prepaid taxes	49.3	9.5	—
Prepaid expenses	87.4	74.1	75.7
Other current assets	19.7	19.8	16.5

Total current assets	1,509.9	1,585.8	2,154.8

Property and equipment:
Land	25.6	13.5	24.0
Buildings and leasehold improvements	592.8	535.8	577.2
Fixtures and equipment	867.8	747.1	817.8

Total property and equipment	1,486.2	1,296.4	1,419.0
Less accumulated depreciation and amortization	871.3	721.1	805.2

Net property and equipment	614.9	575.3	613.8
Goodwill, net	2,073.2	1,924.2	1,996.3
Other intangible assets	278.1	239.6	254.6
Other noncurrent assets	63.3	38.1	44.3

Total noncurrent assets	3,029.5	2,777.2	2,909.0

Total assets	$4,539.4	$4,363.0	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$469.7	$625.0	$1,028.1
Accrued liabilities	662.0	529.4	657.0
Taxes payable	—	—	62.7
Revolver debt outstanding	10.0	—	—

Total current liabilities	1,141.7	1,154.4	1,747.8

Senior notes payable, long-term portion, net	249.3	447.8	249.0
Deferred taxes	69.3	16.8	74.9
Other long-term liabilities	99.0	102.0	96.2

Total long-term liabilities	417.6	566.6	420.1

Total liabilities	1,559.3	1,721.0	2,167.9

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 140.2, 150.4 and 146.0 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	799.4	1,046.8	928.9
Accumulated other comprehensive income	265.9	82.8	162.5
Retained earnings	1,917.1	1,513.3	1,805.8

Equity attributable to GameStop Corp. stockholders	2,982.5	2,643.0	2,897.3
Equity (deficit) attributable to noncontrolling interest	(2.4)	(1.0)	(1.4)

Total equity	2,980.1	2,642.0	2,895.9

Total liabilities and stockholders’ equity	$4,539.4	$4,363.0	$5,063.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In millions, except per share data)
		(Unaudited)
Sales	$1,743.7	$1,799.1	$4,025.1	$3,881.8
Cost of sales	1,200.5	1,282.3	2,861.7	2,794.2

Gross profit	543.2	516.8	1,163.4	1,087.6
Selling, general and administrative expenses	442.5	405.0	885.2	808.8
Depreciation and amortization	47.1	42.2	93.4	84.7

Operating earnings	53.6	69.6	184.8	194.1
Interest income	(0.4)	(0.3)	(0.5)	(1.1)
Interest expense	6.7	10.3	13.0	20.7

Earnings before income tax expense	47.3	59.6	172.3	174.5
Income tax expense	16.7	19.8	61.8	59.8

Consolidated net income	30.6	39.8	110.5	114.7
Net loss attributable to noncontrolling interests	0.3	0.5	0.8	0.8

Consolidated net income attributable to GameStop	$30.9	$40.3	$111.3	$115.5

Basic net income per common share[1]	$0.22	$0.27	$0.78	$0.76

Diluted net income per common share[1]	$0.22	$0.26	$0.78	$0.74

Weighted average shares of common stock-basic	141.0	151.3	141.9	152.4

Weighted average shares of common stock-diluted	142.2	154.2	142.9	155.3

1	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income
	Shares	Common Stock			Retained Earnings	Noncontrolling Interest	Total
				(In millions)
				(Unaudited)
Balance at January 29, 2011	146.0	$0.1	$928.9	$162.5	$1,805.8	$(1.4)	$2,895.9
Comprehensive income:
Net income (loss) for the 26 weeks ended July 30, 2011	—	—	—	—	111.3	(0.8)	110.5
Foreign currency translation	—	—	—	103.4	—	(0.2)	103.2

Total comprehensive income							213.7
Stock-based compensation	—	—	9.8	—	—	—	9.8
Purchase of treasury stock	(7.3)	—	(152.4)	—	—	—	(152.4)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $0.1)	1.5	—	13.1	—	—	—	13.1

Balance at July 30, 2011	140.2	$0.1	$799.4	$265.9	$1,917.1	$(2.4)	$2,980.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	July 30, 2011	July 31, 2010
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$110.5	$114.7
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	94.5	85.7
Amortization and retirement of deferred financing fees and issue discounts	1.2	1.7
Stock-based compensation expense	9.8	14.7
Deferred income taxes	(2.5)	(3.3)
Excess tax expense realized from exercise of stock-based awards	0.4	2.7
Loss on disposal of property and equipment	6.9	3.2
Changes in other long-term liabilities	1.2	(1.0)
Changes in operating assets and liabilities, net:
Receivables, net	22.6	19.2
Merchandise inventories	217.5	(89.2)
Prepaid expenses and other current assets	(12.7)	(13.5)
Prepaid income taxes and accrued income taxes payable	(112.0)	(74.4)
Accounts payable and accrued liabilities	(563.1)	(351.7)

Net cash flows used in operating activities	(225.7)	(291.2)

Cash flows from investing activities:
Purchase of property and equipment	(87.9)	(80.3)
Acquisitions, net of cash acquired	(27.4)	—
Other	(5.7)	(9.2)

Net cash flows used in investing activities	(121.0)	(89.5)

Cash flows from financing activities:
Purchase of treasury shares	(174.4)	(241.6)
Borrowings from the revolver	35.0	—
Repayments of revolver borrowings	(25.0)	—
Issuance of shares relating to stock options	13.2	1.2
Excess tax expense realized from exercise of stock-based awards	(0.4)	(2.7)

Net cash flows used in financing activities	(151.6)	(243.1)

Exchange rate effect on cash and cash equivalents	12.3	7.7

Net decrease in cash and cash equivalents	(486.0)	(616.1)
Cash and cash equivalents at beginning of period	710.8	905.4

Cash and cash equivalents at end of period	$224.8	$289.3

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is the world’s largest multichannel retailer of physical and digital video game products and PC entertainment software. The unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 30, 2011 are not indicative of the results to be expected for the 52 weeks ending January 28, 2012 (“fiscal 2011”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

For options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 26 weeks ended July 30, 2011 and the 13 weeks ended July 31, 2010. There were 1,177,000 options to purchase common stock granted during the 26 weeks ended July 31, 2010, with a weighted-average fair value estimated at $7.88 per share, using the following assumptions:

26 Weeks Ended
July 31, 2010
Volatility	51.6%
Risk-free interest rate	1.6%
Expected life (years)	3.5
Expected dividend yield	0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 13 weeks ended July 30, 2011 and July 31, 2010, the Company included compensation expense relating to stock option grants of $1.6 million and $3.0 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended July 30, 2011 and July 31, 2010, the Company included compensation expense relating to stock option grants of $3.2 million and $6.0 million, respectively, in selling, general and administrative expenses. As of July 30, 2011, the unrecognized compensation expense related to the unvested portion of our stock options was $6.0 million which is expected to be recognized over a weighted average period of 1.3 years. The total intrinsic value of options exercised during the 13 weeks ended July 30, 2011 and July 31, 2010 was $2.4 million and $0.2 million, respectively. The total intrinsic value of options exercised during the 26 weeks ended July 30, 2011 and July 31, 2010 was $10.0 million and $1.2 million, respectively.

During the 13 weeks ended July 30, 2011, the Company granted 4,620 shares of restricted stock at a weighted average grant date fair value of $25.95 which vest in equal annual installments over three years. During the 13 weeks ended July 31, 2010, the Company granted 60,000 shares of restricted stock at a weighted average grant date fair value of $21.73 which vest in equal annual installments over three years. During the 26 weeks ended July 30, 2011, the Company granted 452,270 shares of restricted stock with a fair market value of $20.90 per share. Of these shares, 372,270 vest in equal annual installments over three years and 80,000 vest over three years subject to performance targets based on fiscal 2011 operating results. The restricted stock granted during the 26 weeks ended July 31, 2010 was 742,680 shares with a fair market value of $20.43 per share, which vest in equal annual installments over three years. During the 13 weeks ended July 30, 2011 and July 31, 2010, the Company included compensation expense relating to the restricted stock grants in the amount of $3.3 million and $4.4 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended July 30, 2011 and July 31, 2010, the Company included compensation expense relating to the restricted stock grants in the amount of $6.6 million and $8.7 million, respectively, in selling, general and administrative expenses. As of July 30, 2011, there was $17.7 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.9 years.

3.	Computation of Net Earnings per Common Share

A reconciliation of shares used in calculating basic and diluted net earnings per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In millions, except per share data)
Net income attributable to GameStop	$30.9	$40.3	$111.3	$115.5

Weighted average common shares outstanding	141.0	151.3	141.9	152.4
Dilutive effect of options and restricted shares on common stock	1.2	2.9	1.0	2.9

Common shares and dilutive potential common shares	142.2	154.2	142.9	155.3

Net income per common share:
Basic	$0.22	$0.27	$0.78	$0.76

Diluted	$0.22	$0.26	$0.78	$0.74

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended July 30, 2011	2.6	$26.02 - 49.95	2017 - 2019
13 Weeks Ended July 31, 2010	4.4	$20.32 - 49.95	2011 - 2020

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	July 30, 2011	July 31, 2010	January 29, 2011
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$18.2	$18.0	$14.0
Company-owned life insurance	3.1	2.7	3.1

Total assets	$21.3	$20.7	$17.1

Liabilities
Foreign Currency Contracts	$15.8	$6.9	$12.8
Nonqualified deferred compensation	1.0	0.8	0.9

Total liabilities	$16.8	$7.7	$13.7

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Gains (losses) on the changes in fair value of derivative instruments	$11.3	$(7.8)	$2.0	$4.1
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(12.0)	7.6	(0.2)	(5.5)

Total	$(0.7)	$(0.2)	$1.8	$(1.4)

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

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	July 30, 2011	July 31, 2010	January 29, 2011
Assets
Foreign Currency Contracts
Other current assets	$16.0	$16.3	$13.0
Other noncurrent assets	2.2	1.7	1.0
Liabilities
Foreign Currency Contracts
Accrued liabilities	(14.3)	(6.5)	(11.2)
Other long-term liabilities	(1.5)	(0.4)	(1.6)

Total derivatives	$2.4	$11.1	$1.2

As of July 30, 2011, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $488.5 million and a net notional value of $192.8 million. As of July 31, 2010, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $423.8 million and a net notional value of $261.5 million.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of July 30, 2011, the senior

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

notes payable had a carrying value of $249.3 million and a fair value of $252.8 million. As of July 31, 2010, the senior notes payable had a carrying value of $447.8 million and a fair value of $462.9 million.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of July 30, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of July 30, 2011, there was $10.0 million outstanding under the Revolver at an average per annum interest rate of 3.25% and letters of credit outstanding totaled $8.5 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 30, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.9 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of July 30, 2011, the unamortized original issue discount was $0.7 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. The debt limitation under the Indenture does not provide an effective restriction on the amount the Company may borrow under current or foreseeable circumstances. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of July 30, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 26-week periods ended July 31, 2010 or July 30, 2011.

In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of July 30, 2011, the Company has repurchased $152.4 million of common stock, representing 7.3 million shares at an average purchase price of $20.91, under the current repurchase program and none of the Senior

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Notes, leaving $347.6 million remaining under the existing authorization. As of August 29, 2011, the Company notified the Trustee of its intent to purchase $125 million of the Company’s Senior Notes on or about October 1, 2011.

As of July 30, 2011 and July 31, 2010, the only long-term debt outstanding was the Senior Notes. The $250 million in Senior Notes outstanding as of July 30, 2011, gross of the unamortized original issue discount of $0.7 million, matures in the fiscal year ending January 2013.

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 26 weeks ended July 30, 2011. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 26 weeks ended July 30, 2011 and July 31, 2010 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company has various relationships with Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble. The Company operates departments within eight bookstores operated by Barnes & Noble, whereby the Company pays a license fee to Barnes & Noble on the gross sales of such departments. Additionally, until April 30, 2011, www.gamestop.com was the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site, whereby the Company paid a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The Company also continues to incur costs related to its participation in Barnes & Noble’s workers’ compensation, property and general liability insurance programs prior to June 2005. During the 13 weeks ended July 30, 2011 and July 31, 2010, these charges amounted to $0.2 million and $0.3 million, respectively. During the 26 weeks ended July 30, 2011 and July 31, 2010, these charges amounted to $0.5 million and $0.6 million, respectively.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Products

The following table sets forth sales by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
	(In millions)
	(Unaudited)
Sales:
New video game hardware	$275.6	15.8%	$314.3	17.5%	$708.0	17.6%	$662.6	17.1%
New video game software	599.8	34.4%	663.2	36.9%	1,514.5	37.6%	1,536.2	39.6%
Used video game products	633.1	36.3%	565.5	31.4%	1,258.1	31.3%	1,136.3	29.2%
Other	235.2	13.5%	256.1	14.2%	544.5	13.5%	546.7	14.1%

Total	$1,743.7	100.0%	$1,799.1	100.0%	$4,025.1	100.0%	$3,881.8	100.0%

The following table sets forth gross profit and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
				(In millions)
				(Unaudited)
Gross Profit:
New video game hardware	$20.8	7.5%	$25.9	8.2%	$51.0	7.2%	$47.0	7.1%
New video game software	132.0	22.0%	141.7	21.4%	306.8	20.3%	316.2	20.6%
Used video game products	292.4	46.2%	260.0	46.0%	592.4	47.1%	534.5	47.0%
Other	98.0	41.7%	89.2	34.8%	213.2	39.2%	189.9	34.7%

Total	$543.2	31.2%	$516.8	28.7%	$1,163.4	28.9%	$1,087.6	28.0%

10.    Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, the digital distribution platform Impulse and the streaming technology company Spawn Labs. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 29, 2011. Transactions between

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
		(In millions) (Unaudited)
Sales by operating segment were as follows:
United States	$1,156.9	$1,280.4	$2,857.7	$2,811.7
Canada	87.8	93.6	195.9	197.9
Australia	138.1	119.3	256.9	226.4
Europe	360.9	305.8	714.6	645.8

Total	$1,743.7	$1,799.1	$4,025.1	$3,881.8

Segment operating earnings (loss) were as follows:
United States	$58.1	$71.8	$189.3	$190.4
Canada	(1.8)	0.0	(1.5)	3.8
Australia	3.5	4.9	7.2	7.5
Europe	(6.2)	(7.1)	(10.2)	(7.6)

Total	$53.6	$69.6	$184.8	$194.1

11.    Supplemental Cash Flow Information

	26 Weeks Ended
	July 30, 2011	July 31, 2010
	(In millions) (Unaudited)
Cash paid during the period for:
Interest	$10.9	$18.7

Income taxes	$170.0	$138.0

12.    Consolidating Financial Statements

As described in Note 5, in September 2005, the Company, along with GameStop, Inc., as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of July 30, 2011, July 31, 2010 and January 29, 2011 and results of operations for the 13 and 26 weeks ended July 30, 2011 and July 31, 2010 and cash flows for the 26 weeks ended July 30, 2011 and July 31, 2010 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Balance Sheet

	Issuers and Guarantor Subsidiaries July 30, 2011	Non-Guarantor Subsidiaries July 30, 2011	Eliminations	Consolidated July 30, 2011
	(Amounts in millions, except per share amounts) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$99.1	$125.7	$—	$224.8
Receivables, net	153.2	633.2	(742.2)	44.2
Merchandise inventories, net	609.6	450.3	—	1,059.9
Deferred income taxes — current	20.0	4.6	—	24.6
Prepaid taxes	26.9	22.4	—	49.3
Prepaid expenses	39.8	47.6	—	87.4
Other current assets	15.5	4.2	—	19.7

Total current assets	964.1	1,288.0	(742.2)	1,509.9

Property and equipment:
Land	4.7	20.9	—	25.6
Buildings and leasehold improvements	318.0	274.8	—	592.8
Fixtures and equipment	687.3	180.5	—	867.8

Total property and equipment	1,010.0	476.2	—	1,486.2
Less accumulated depreciation and amortization	627.1	244.2	—	871.3

Net property and equipment	382.9	232.0	—	614.9
Investment	2,246.1	596.5	(2,842.6)	—
Goodwill, net	1,143.1	930.1	—	2,073.2
Other intangible assets	25.0	253.1	—	278.1
Other noncurrent assets	24.9	38.4	—	63.3

Total noncurrent assets	3,822.0	2,050.1	(2,842.6)	3,029.5

Total assets	$4,786.1	$3,338.1	$(3,584.8)	$4,539.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$353.0	$116.7	$—	$469.7
Accrued liabilities	1,073.7	330.5	(742.2)	662.0
Revolver debt outstanding	10.0	—	—	10.0

Total current liabilities	1,436.7	447.2	(742.2)	1,141.7

Senior notes payable, long-term portion, net	249.3	—	—	249.3
Deferred taxes	40.3	29.0	—	69.3
Other long-term liabilities	79.7	19.3	—	99.0

Total long-term liabilities	369.3	48.3	—	417.6

Total liabilities	1,806.0	495.5	(742.2)	1,559.3

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 140.2 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	797.0	2,459.3	(2,456.9)	799.4
Accumulated other comprehensive income (loss)	265.9	110.9	(110.9)	265.9
Retained earnings	1,917.1	274.8	(274.8)	1,917.1

Equity attributable to GameStop Corp. stockholders	2,980.1	2,845.0	(2,842.6)	2,982.5
Equity (deficit) attributable to noncontrolling interest	—	(2.4)	—	(2.4)

Total equity	2,980.1	2,842.6	(2,842.6)	2,980.1

Total liabilities and stockholders’ equity	$4,786.1	$3,338.1	$(3,584.8)	$4,539.4

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Balance Sheet

	Issuers and Guarantor Subsidiaries July 31, 2010	Non-Guarantor Subsidiaries July 31, 2010	Eliminations	Consolidated July 31, 2010
	(Amounts in millions, except per share amounts) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$153.2	$136.1	$—	$289.3
Receivables, net	128.8	613.4	(697.9)	44.3
Merchandise inventories, net	712.0	417.5	—	1,129.5
Deferred income taxes — current	15.9	3.4	—	19.3
Prepaid taxes	(5.8)	15.3	—	9.5
Prepaid expenses	47.9	26.2	—	74.1
Other current assets	7.0	12.8	—	19.8

Total current assets	1,059.0	1,224.7	(697.9)	1,585.8

Property and equipment:
Land	4.7	8.8	—	13.5
Buildings and leasehold improvements	307.7	228.1	—	535.8
Fixtures and equipment	601.2	145.9	—	747.1

Total property and equipment	913.6	382.8	—	1,296.4
Less accumulated depreciation and amortization	537.3	183.8	—	721.1

Net property and equipment	376.3	199.0	—	575.3
Investment	2,028.8	595.4	(2,624.2)	—
Goodwill, net	1,096.6	827.6	—	1,924.2
Other intangible assets	2.0	237.6	—	239.6
Other noncurrent assets	8.6	29.5	—	38.1

Total noncurrent assets	3,512.3	1,889.1	(2,624.2)	2,777.2

Total assets	$4,571.3	$3,113.8	$(3,322.1)	$4,363.0

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$442.0	$183.0	$—	$625.0
Accrued liabilities	966.6	260.7	(697.9)	529.4

Total current liabilities	1,408.6	443.7	(697.9)	1,154.4

Senior notes payable, long-term portion, net	447.8	—	—	447.8
Deferred taxes	(15.5)	32.3	—	16.8
Other long-term liabilities	87.4	14.6	—	102.0

Total long-term liabilities	519.7	46.9	—	566.6

Total liabilities	1,928.3	490.6	(697.9)	1,721.0

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 150.4 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	1,046.8	2,404.5	(2,404.5)	1,046.8
Accumulated other comprehensive income (loss)	82.8	(18.8)	18.8	82.8
Retained earnings	1,513.3	238.5	(238.5)	1,513.3

Equity attributable to GameStop Corp. stockholders	2,643.0	2,624.2	(2,624.2)	2,643.0
Equity (deficit) attributable to noncontrolling interest	—	(1.0)	—	(1.0)

Total equity	2,643.0	2,623.2	(2,624.2)	2,642.0

Total liabilities and stockholders’ equity	$4,571.3	$3,113.8	$(3,322.1)	$4,363.0

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Balance Sheet

	Issuers and Guarantor Subsidiaries January 29, 2011	Non-Guarantor Subsidiaries January 29, 2011	Eliminations	Consolidated January 29, 2011
	(Amounts in millions, except per share amounts)
ASSETS:
Current assets:
Cash and cash equivalents	$378.7	$332.1	$—	$710.8
Receivables, net	161.3	629.8	(725.6)	65.5
Merchandise inventories, net	783.4	474.1	—	1,257.5
Deferred income taxes – current	24.4	4.4	—	28.8
Prepaid expenses	40.5	35.2	—	75.7
Other current assets	10.1	6.4	—	16.5

Total current assets	1,398.4	1,482.0	(725.6)	2,154.8

Property and equipment:
Land	4.7	19.3	—	24.0
Buildings and leasehold improvements	323.3	253.9	—	577.2
Fixtures and equipment	663.9	153.9	—	817.8

Total property and equipment	991.9	427.1	—	1,419.0
Less accumulated depreciation and amortization	595.2	210.0	—	805.2

Net property and equipment	396.7	217.1	—	613.8
Investment	2,161.4	595.1	(2,756.5)	—
Goodwill, net	1,125.1	871.2	—	1,996.3
Other intangible assets	11.4	243.2	—	254.6
Other noncurrent assets	10.8	33.5	—	44.3

Total noncurrent assets	3,705.4	1,960.1	(2,756.5)	2,909.0

Total assets	$5,103.8	$3,442.1	$(3,482.1)	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$725.7	$302.4	$—	$1,028.1
Accrued liabilities	1,047.7	334.9	(725.6)	657.0
Taxes payable	63.3	(0.6)	—	62.7

Total current liabilities	1,836.7	636.7	(725.6)	1,747.8

Senior notes payable, long-term portion, net	249.0	—	—	249.0
Deferred taxes	40.5	34.4	—	74.9
Other long-term liabilities	80.3	15.9	—	96.2

Total long-term liabilities	369.8	50.3	—	420.1

Total liabilities	2,206.5	687.0	(725.6)	2,167.9

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 146.0 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	928.9	2,430.7	(2,430.7)	928.9
Accumulated other comprehensive income (loss)	162.5	34.4	(34.4)	162.5
Retained earnings	1,805.8	291.4	(291.4)	1,805.8

Equity attributable to GameStop Corp. stockholders	2,897.3	2,756.5	(2,756.5)	2,897.3
Equity (deficit) attributable to noncontrolling interest	—	(1.4)	—	(1.4)

Total equity	2,897.3	2,755.1	(2,756.5)	2,895.9

Total liabilities and stockholders’ equity	$5,103.8	$3,442.1	$(3,482.1)	$5,063.8

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 30, 2011	Issuers and Guarantor Subsidiaries July 30, 2011	Non-Guarantor Subsidiaries July 30, 2011	Eliminations	Consolidated July 30, 2011
	(Amounts in millions) (Unaudited)
Sales	$1,156.9	$586.8	$—	$1,743.7
Cost of sales	778.4	422.1	—	1,200.5

Gross profit	378.5	164.7	—	543.2
Selling, general and administrative expenses	288.2	154.3	—	442.5
Depreciation and amortization	31.6	15.5	—	47.1

Operating earnings	58.7	(5.1)	—	53.6
Interest income	(9.6)	(5.1)	14.3	(0.4)
Interest expense	6.3	14.7	(14.3)	6.7

Earnings (loss) before income tax expense	62.0	(14.7)	—	47.3
Income tax expense (benefit)	21.0	(4.3)	—	16.7

Consolidated net income (loss)	41.0	(10.4)	—	30.6
Net loss attributable to noncontrolling interests	—	0.3	—	0.3

Consolidated net income (loss) attributable to GameStop	$41.0	$(10.1)	$—	$30.9

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended July 31, 2010	Issuers and Guarantor Subsidiaries July 31, 2010	Non-Guarantor Subsidiaries July 31, 2010	Eliminations	Consolidated July 31, 2010
	(Amounts in millions) (Unaudited)
Sales	$1,280.3	$518.8	$—	$1,799.1
Cost of sales	902.7	379.6	—	1,282.3

Gross profit	377.6	139.2	—	516.8
Selling, general and administrative expenses	276.5	128.5	—	405.0
Depreciation and amortization	27.9	14.3	—	42.2

Operating earnings	73.2	(3.6)	—	69.6
Interest income	(8.2)	(3.8)	11.7	(0.3)
Interest expense	10.0	12.0	(11.7)	10.3

Earnings (loss) before income tax expense	71.4	(11.8)	—	59.6
Income tax expense (benefit)	23.5	(3.7)	—	19.8

Consolidated net income (loss)	47.9	(8.1)	—	39.8
Net loss attributable to noncontrolling interests	—	0.5	—	0.5

Consolidated net income (loss) attributable to GameStop	$47.9	$(7.6)	$—	$40.3

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 30, 2011	Issuers and Guarantor Subsidiaries July 30, 2011	Non-Guarantor Subsidiaries July 30, 2011	Eliminations	Consolidated July 30, 2011
	(Amounts in millions) (Unaudited)
Sales	$2,857.7	$1,167.4	$—	$4,025.1
Cost of sales	2,022.8	838.9	—	2,861.7

Gross profit	834.9	328.5	—	1,163.4
Selling, general and administrative expenses	582.0	303.2	—	885.2
Depreciation and amortization	62.8	30.6	—	93.4

Operating earnings	190.1	(5.3)	—	184.8
Interest income	(18.6)	(9.8)	27.9	(0.5)
Interest expense	12.3	28.6	(27.9)	13.0

Earnings (loss) before income tax expense	196.4	(24.1)	—	172.3
Income tax expense (benefit)	68.6	(6.8)	—	61.8

Consolidated net income (loss)	127.8	(17.3)	—	110.5
Net loss attributable to noncontrolling interests	—	0.8	—	0.8

Consolidated net income (loss) attributable to GameStop	$127.8	$(16.5)	$—	$111.3

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 26 Weeks Ended July 31, 2010	Issuers and Guarantor Subsidiaries July 31, 2010	Non-Guarantor Subsidiaries July 31, 2010	Eliminations	Consolidated July 31, 2010
	(Amounts in millions) (Unaudited)
Sales	$2,811.4	$1,070.4	$—	$3,881.8
Cost of sales	2,014.9	779.3	—	2,794.2

Gross profit	796.5	291.1	—	1,087.6
Selling, general and administrative expenses	548.4	260.4	—	808.8
Depreciation and amortization	54.9	29.8	—	84.7

Operating earnings	193.2	0.9	—	194.1
Interest income	(17.8)	(7.8)	24.5	(1.1)
Interest expense	20.1	25.1	(24.5)	20.7

Earnings (loss) before income tax expense	190.9	(16.4)	—	174.5
Income tax expense (benefit)	72.1	(12.3)	—	59.8

Consolidated net income (loss)	118.8	(4.1)	—	114.7
Net loss attributable to noncontrolling interests	—	0.8	—	0.8

Consolidated net income (loss) attributable to GameStop	$118.8	$(3.3)	$—	$115.5

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 30, 2011	Issuers and Guarantor Subsidiaries July 30, 2011	Non-Guarantor Subsidiaries July 30, 2011	Eliminations	Consolidated July 30, 2011
	(Amounts in millions) (Unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$127.8	$(17.3)	$—	$110.5
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	63.8	30.7	—	94.5
Amortization and retirement of deferred financing fees and issue discounts	1.2	—	—	1.2
Stock-based compensation expense	9.8	—	—	9.8
Deferred income taxes	4.1	(6.6)	—	(2.5)
Excess tax expense realized from exercise of stock-based awards	0.4	—	—	0.4
Loss on disposal of property and equipment	3.3	3.6	—	6.9
Changes in other long-term liabilities	(2.1)	3.3	—	1.2
Changes in operating assets and liabilities, net:
Receivables, net	17.2	5.4	—	22.6
Merchandise inventories	161.0	56.5	—	217.5
Prepaid expenses and other current assets	(4.3)	(8.4)	—	(12.7)
Prepaid income taxes and accrued income taxes payable	(90.3)	(21.7)	—	(112.0)
Accounts payable and accrued liabilities	(332.8)	(230.3)	—	(563.1)

Net cash flows used in operating activities	(40.9)	(184.8)	—	(225.7)

Cash flows from investing activities:
Purchase of property and equipment	(58.1)	(29.8)	—	(87.9)
Acquisitions, net of cash acquired	(27.4)	—	—	(27.4)
Other	(1.5)	(4.2)	—	(5.7)

Net cash flows used in investing activities	(87.0)	(34.0)	—	(121.0)

Cash flows from financing activities:
Purchase of treasury shares	(174.4)	—	—	(174.4)
Borrowings from the revolver	35.0	—	—	35.0
Repayments of revolver borrowings	(25.0)	—	—	(25.0)
Issuance of shares relating to stock options	13.2	—	—	13.2
Excess tax expense realized from exercise of stock-based awards	(0.4)	—	—	(0.4)

Net cash flows used in financing activities	(151.6)	—	—	(151.6)

Exchange rate effect on cash and cash equivalents	—	12.3	—	12.3

Net decrease in cash and cash equivalents	(279.5)	(206.5)	—	(486.0)
Cash and cash equivalents at beginning of period	378.7	332.1	—	710.8

Cash and cash equivalents at end of period	$99.2	$125.6	$—	$224.8

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Cash Flows

For the 26 Weeks Ended July 31, 2010	Issuers and Guarantor Subsidiaries July 31, 2010	Non-Guarantor Subsidiaries July 31, 2010	Eliminations	Consolidated July 31, 2010
	(Amounts in millions) (Unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$118.8	$(4.1)	$—	$114.7
Adjustments to reconcile net income (loss) to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	55.8	29.9	—	85.7
Amortization and retirement of deferred financing fees and issue discounts	1.7	—	—	1.7
Stock-based compensation expense	14.7	—	—	14.7
Deferred income taxes	2.2	(5.5)	—	(3.3)
Excess tax expense realized from exercise of stock-based awards	2.7	—	—	2.7
Loss on disposal of property and equipment	1.5	1.7	—	3.2
Changes in other long-term liabilities	7.2	(8.2)	—	(1.0)
Changes in operating assets and liabilities, net:
Receivables, net	9.3	9.9	—	19.2
Merchandise inventories	(141.8)	52.6	—	(89.2)
Prepaid expenses and other current assets	(11.2)	(2.3)	—	(13.5)
Prepaid income taxes and accrued income taxes payable	(69.1)	(5.3)	—	(74.4)
Accounts payable and accrued liabilities	(185.8)	(165.9)	—	(351.7)

Net cash flows used in operating activities	(194.0)	(97.2)	—	(291.2)

Cash flows from investing activities:
Purchase of property and equipment	(62.3)	(18.0)	—	(80.3)
Other	(0.4)	(8.8)	—	(9.2)

Net cash flows used in investing activities	(62.7)	(26.8)	—	(89.5)

Cash flows from financing activities:
Purchase of treasury shares	(241.6)	—	—	(241.6)
Issuance of shares relating to stock options	1.2	—	—	1.2
Excess tax expense realized from exercise of stock-based awards	(2.7)	—	—	(2.7)

Net cash flows used in financing activities	(243.1)	—	—	(243.1)

Exchange rate effect on cash and cash equivalents	—	7.7	—	7.7

Net decrease in cash and cash equivalents	(499.8)	(116.3)	—	(616.1)
Cash and cash equivalents at beginning of period	653.0	252.4	—	905.4

Cash and cash equivalents at end of period	$153.2	$136.1	$—	$289.3

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise. As of July 30, 2011, GameStop’s retail network and family of brands include 6,582 Company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.Kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; and Impulse, Inc., a digital distribution platform available at www.GameStop.com/impulse.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.8	71.3	71.1	72.0

Gross profit	31.2	28.7	28.9	28.0
Selling, general and administrative expenses	25.4	22.5	22.0	20.8
Depreciation and amortization	2.7	2.3	2.3	2.2

Operating earnings	3.1	3.9	4.6	5.0
Interest expense, net	0.4	0.6	0.3	0.5

Earnings before income tax expense	2.7	3.3	4.3	4.5
Income tax expense	0.9	1.1	1.5	1.5

Consolidated net income	1.8	2.2	2.8	3.0
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	1.8%	2.2%	2.8%	3.0%

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

The following table sets forth sales by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
	(In millions)
	(Unaudited)
Sales:
New video game hardware	$275.6	15.8%	$314.3	17.5%	$708.0	17.6%	$662.6	17.1%
New video game software	599.8	34.4%	663.2	36.9%	1,514.5	37.6%	1,536.2	39.6%
Used video game products	633.1	36.3%	565.5	31.4%	1,258.1	31.3%	1,136.3	29.2%
Other	235.2	13.5%	256.1	14.2%	544.5	13.5%	546.7	14.1%

Total	$1,743.7	100.0%	$1,799.1	100.0%	$4,025.1	100.0%	$3,881.8	100.0%

Other products include PC entertainment and other software, digital products and currency, accessories and magazines.

The following table sets forth gross profit and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2011		July 31, 2010		July 30, 2011		July 31, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
				(In millions)
				(Unaudited)
Gross Profit:
New video game hardware	$20.8	7.5%	$25.9	8.2%	$51.0	7.2%	$47.0	7.1%
New video game software	132.0	22.0%	141.7	21.4%	306.8	20.3%	316.2	20.6%
Used video game products	292.4	46.2%	260.0	46.0%	592.4	47.1%	534.5	47.0%
Other	98.0	41.7%	89.2	34.8%	213.2	39.2%	189.9	34.7%

Total	$543.2	31.2%	$516.8	28.7%	$1,163.4	28.9%	$1,087.6	28.0%

13 weeks ended July 30, 2011 compared with the 13 weeks ended July 31, 2010

Sales decreased by $55.4 million, or 3.1%, from $1,799.1 million in the 13 weeks ended July 31, 2010 to $1,743.7 million in the 13 weeks ended July 30, 2011. The decrease in sales was primarily attributable to a decrease in comparable store sales of 9.1% for the second quarter of fiscal 2011, offset by changes related to foreign exchange rates, which had the effect of increasing sales by $79.6 million when compared to the second quarter of fiscal 2010. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was primarily attributable to a decrease in new video game software sales due to a lack of new release video game titles in the second quarter of fiscal 2011 when compared to the second quarter of fiscal 2010, and a decrease in new video game hardware sales.

New video game hardware sales decreased $38.7 million, or 12.3%, from $314.3 million in the 13 weeks ended July 31, 2010 to $275.6 million in the 13 weeks ended July 30, 2011, primarily due to weak consumer demand, product shortages and the year-on-year comparison to the introduction of the Microsoft Xbox 360 Slim which increased hardware sales in the second quarter of fiscal 2010. New video game software sales decreased $63.4 million, or 9.6%, from $663.2 million in the 13 weeks ended July 31, 2010 to $599.8 million in the

13 weeks ended July 30, 2011, primarily due to a lack of new release video game titles in the second quarter of fiscal 2011. Used video game product sales grew by $67.6 million, or 12.0%, from $565.5 million in the 13 weeks ended July 31, 2010 to $633.1 million in the 13 weeks ended July 30, 2011. Used video game product sales grew due to an increase in the hardware install base, marketing efforts and changes in merchandising, the shift in sales from new video game software due to the lack of new release video game titles during the second quarter of fiscal 2011 and the growth of used video game product sales internationally. Sales of other product categories decreased 8.2%, or $20.9 million, from the 13 weeks ended July 31, 2010 to the 13 weeks ended July 30, 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software titles when compared to the prior year quarter.

As a percentage of sales, new video game hardware, new video game software and other video game products decreased and used video game products increased in the 13 weeks ended July 30, 2011 compared to the 13 weeks ended July 31, 2010. The change in the mix of sales was primarily due to the increase in used video game product sales as discussed above and the decrease in sales of new video game software and other product sales due to a lack of new release video game and PC entertainment software titles in the second quarter of fiscal 2011.

Cost of sales decreased by $81.8 million, or 6.4%, from $1,282.3 million in the 13 weeks ended July 31, 2010 to $1,200.5 million in the 13 weeks ended July 30, 2011 as a result of a decrease in sales and the changes in gross profit discussed below.

Gross profit increased by $26.4 million, or 5.1%, from $516.8 million in the 13 weeks ended July 31, 2010 to $543.2 million in the 13 weeks ended July 30, 2011. Gross profit as a percentage of sales increased from 28.7% in the 13 weeks ended July 31, 2010 to 31.2% in the 13 weeks ended July 30, 2011. The gross profit percentage increase was primarily due to the increase in sales of used video game products as a percentage of total sales and the increase in gross profit as a percentage of sales on other video game products, including the increase in sales of digital product sales, in the 13 weeks ended July 30, 2011 when compared to the 13 weeks ended July 31, 2010. Gross profit as a percentage of sales on new video game hardware decreased from 8.2% in the 13 weeks ended July 31, 2010 to 7.5% in the 13 weeks ended July 30, 2011, primarily due to promotional activities and a decrease in product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased from 21.4% in the 13 weeks ended July 31, 2010 to 22.0% in the 13 weeks ended July 30, 2011, primarily due to the increase in the mix of international new video game software sales to total new video game sales during the second quarter of fiscal 2011 when compared to the second quarter of the prior year. International new video game software sales have a higher gross margin than U.S. new video game software sales. Gross profit as a percentage of sales on used video game products increased slightly from 46.0% in the 13 weeks ended July 31, 2010 to 46.2% in the 13 weeks ended July 30, 2011. Gross profit as a percentage of sales on other product sales increased from 34.8% in the 13 weeks ended July 31, 2010 to 41.7% in the 13 weeks ended July 30, 2011, primarily due to a shift in sales to higher margin digital product sales, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than software and accessories.

Selling, general and administrative expenses increased by $37.5 million, or 9.3%, from $405.0 million in the 13 weeks ended July 31, 2010 to $442.5 million in the 13 weeks ended July 30, 2011. This increase was primarily attributable to changes in foreign exchange rates which had the effect of increasing expenses by $19.3 million when compared to the second quarter of fiscal 2010, as well as additional expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 22.5% in the 13 weeks ended July 31, 2010 to 25.4% in the 13 weeks ended July 30, 2011. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in the second quarter of fiscal 2011. Included in selling, general and administrative expenses are $4.9 million and $7.5 million in stock-based compensation expense for the 13 weeks ended July 30, 2011 and July 31, 2010, respectively.

Depreciation and amortization expense increased $4.9 million from $42.2 million in the 13 weeks ended July 31, 2010 to $47.1 million in the 13 weeks ended July 30, 2011. This increase was primarily due to investments in management information systems and the capital expenditures associated with the opening of 55 new stores during the second quarter of fiscal 2011.

Interest income increased $0.1 million from $0.3 million in the 13 weeks ended July 31, 2010 to $0.4 million in the 13 weeks ended July 30, 2011. Interest expense decreased $3.6 million from $10.3 million in the 13 weeks ended July 31, 2010 to $6.7 million in the 13 weeks ended July 30, 2011 primarily due to the retirement of $200.0 million of the Company’s senior notes since January 30, 2010.

Income tax expense for the 13 weeks ended July 30, 2011 and the 13 weeks ended July 31, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $16.7 million, or 35.3% of earnings before income tax expense for the 13 weeks ended July 30, 2011 compared to $19.8 million, or 33.2% of earnings before income tax expense for the 13 weeks ended July 31, 2010. The increase in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $16.0 million from $69.6 million in the 13 weeks ended July 31, 2010 to $53.6 million in the 13 weeks ended July 30, 2011, and a decrease in consolidated net income of $9.2 million from $39.8 million in the 13 weeks ended July 31, 2010 to $30.6 million in the 13 weeks ended July 30, 2011.

The $0.3 million and $0.5 million net loss attributable to noncontrolling interests for the 13 weeks ended July 30, 2011 and July 31, 2010, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

26 weeks ended July 30, 2011 compared with the 26 weeks ended July 31, 2010

Sales increased by $143.3 million, or 3.7%, from $3,881.8 million in the 26 weeks ended July 31, 2010 to $4,025.1 million in the 26 weeks ended July 30, 2011. The increase in sales was primarily attributable to changes related to foreign exchange rates, which had the effect of increasing sales by $112.5 million, and the addition of non-comparable store sales from the 132 stores opened since January 30, 2010, offset partially by a decrease in comparable store sales of 1.4% for the 26 weeks ended July 30, 2011 when compared to the 26 weeks ended July 31, 2010. The decrease in comparable store sales was primarily attributable to a decrease in new video game software sales due to a lack of new release video game titles in the second quarter of fiscal 2011.

New video game hardware sales increased $45.4 million, or 6.9%, from $662.6 million in the 26 weeks ended July 31, 2010 to $708.0 million in the 26 weeks ended July 30, 2011, primarily due to the launch of Nintendo 3DS in the first quarter of fiscal 2011. New video game software sales decreased $21.7 million, or 1.4%, from $1,536.2 million in the 26 weeks ended July 31, 2010 to $1,514.5 million in the 26 weeks ended July 30, 2011, primarily due to a lack of new release video game titles in the second quarter of fiscal 2011 when compared to the same period in fiscal 2010. Used video game product sales increased $121.8 million, or 10.7%, from $1,136.3 million in the 26 weeks ended July 31, 2010 to $1,258.1 million in the 26 weeks ended July 30, 2011. Used video game product sales increased due to an increase in the hardware install base, marketing efforts and changes in merchandising, the shift in sales from new video game software due to the lack of new release video game titles during fiscal 2011 and the growth of used product sales internationally. Sales of other product categories decreased by $2.2 million, or 0.4%, from $546.7 million in the 26 weeks ended July 31, 2010 to $544.5 million in the 26 weeks ended July 30, 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software when compared to the prior year period, offset by the effect of changes in foreign exchange rates.

As a percentage of sales, new video game hardware sales and used video game product sales increased and new video game software sales and other product sales decreased in the 26 weeks ended July 30, 2011 compared to the 26 weeks ended July 31, 2010. The change in the mix of sales was primarily due to the increase in used video game product sales as discussed above and the increase in new video game hardware sales due to the launch of Nintendo 3DS in the first quarter of fiscal 2011.

Cost of sales increased by $67.5 million, or 2.4%, from $2,794.2 million in the 26 weeks ended July 31, 2010 to $2,861.7 million in the 26 weeks ended July 30, 2011, primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $75.8 million, or 7.0%, from $1,087.6 million in the 26 weeks ended July 31, 2010 to $1,163.4 million in the 26 weeks ended July 30, 2011. Gross profit as a percentage of sales increased from 28.0% in the 26 weeks ended July 31, 2010 to 28.9% in the 26 weeks ended July 30, 2011. The gross profit percentage increase was primarily due to the increase in sales of used video game products as a percentage of total sales and the increase in gross profit as a percentage of sales on other video game products in fiscal 2011. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.1% in the 26 weeks ended July 31, 2010 to 7.2% in the 26 weeks ended July 30, 2011. Gross profit as a percentage of sales on new video game software decreased slightly from 20.6% in the 26 weeks ended July 31, 2010 to 20.3% in the 26 weeks ended July 30, 2011. Gross profit as a percentage of sales on used video game products increased slightly from 47.0% in the 26 weeks ended July 31, 2010 to 47.1% in the 26 weeks ended July 30, 2011. Gross profit as a percentage of sales on the other product sales category increased from 34.7% in the 26 weeks ended July 31, 2010 to 39.2% in the 26 weeks ended July 30, 2011 primarily due to a shift in sales to higher margin digital product sales, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than software or accessories.

Selling, general and administrative expenses increased by $76.4 million, or 9.4%, from $808.8 million in the 26 weeks ended July 31, 2010 to $885.2 million in the 26 weeks ended July 30, 2011. This increase was primarily attributable to the increase in the number of stores in operation during fiscal 2011 and the related increases in store, distribution and corporate office operating expenses, changes in foreign exchange rates which had the effect of increasing expenses by $26.6 million, as well as expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 20.8% in the 26 weeks ended July 31, 2010 to 22.0% in the 26 weeks ended July 30, 2011. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2011. Selling, general and administrative expenses include $9.8 million and $14.7 million in stock-based compensation expense for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively.

Depreciation and amortization expense increased $8.7 million from $84.7 million for the 26 weeks ended July 31, 2010 to $93.4 million in the 26 weeks ended July 30, 2011. This increase was primarily due to investments in management information systems and the capital expenditures associated with the opening of 117 new stores during the 26 weeks ended July 30, 2011.

Interest income decreased from $1.1 million in the 26 weeks ended July 31, 2010 to $0.5 million in the 26 weeks ended July 30, 2011, due primarily to lower invested cash balances. Interest expense decreased from $20.7 million in the 26 weeks ended July 31, 2010 to $13.0 million in the 26 weeks ended July 30, 2011, primarily due to the retirement of $200.0 million of the Company’s senior notes since January 30, 2010.

Income tax expense for the 26 weeks ended July 30, 2011 and the 26 weeks ended July 31, 2010 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $61.8 million, or 35.9% of earnings before income tax expense, for the 26 weeks ended July 30, 2011 compared to $59.8 million, or 34.3% of earnings before income tax expense, for the 26 weeks ended July 31, 2010. The increase in the income tax rate was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $9.3 million from $194.1 million in the 26 weeks ended July 31, 2010 to $184.8 million in the 26 weeks ended July 30, 2011, and a decrease in consolidated net income of $4.2 million from $114.7 million in the 26 weeks ended July 31, 2010 to $110.5 million in the 26 weeks ended July 30, 2011.

The $0.8 million net loss attributable to noncontrolling interests for each of the 26 weeks ended July 30, 2011 and July 31, 2010 represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings (loss) by reportable segment:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2011	July 31, 2010	July 30, 2011	July 31, 2010
	(In millions)
	(Unaudited)
Sales by operating segment are as follows:
United States	$1,156.9	$1,280.4	$2,857.7	$2,811.7
Canada	87.8	93.6	195.9	197.9
Australia	138.1	119.3	256.9	226.4
Europe	360.9	305.8	714.6	645.8

Total	$1,743.7	$1,799.1	$4,025.1	$3,881.8

Operating earnings (loss) by operating segment are as follows:
United States	$58.1	$71.8	$189.3	$190.4
Canada	(1.8)	0.0	(1.5)	3.8
Australia	3.5	4.9	7.2	7.5
Europe	(6.2)	(7.1)	(10.2)	(7.6)

Total	$53.6	$69.6	$184.8	$194.1

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.Kongregate.com, Spawn Labs, and Impulse, Inc. As of July 30, 2011, the United States segment included 4,440 GameStop stores, compared to 4,477 on July 31, 2010. Sales for the 13 weeks ended July 30, 2011 decreased 9.6% compared to the 13 weeks ended July 31, 2010 as a result of the decrease in comparable store sales. The decrease in comparable store sales in the second quarter of fiscal 2011 was primarily attributable to a decrease in new video game software sales due to a lack of new release video game titles and a decrease in new video game hardware sales due to a slow-down in sales of new hardware systems when compared to the second quarter of fiscal 2010. Sales for the 26 weeks ended July 30, 2011 increased 1.6% compared to the 26 weeks ended July 31, 2010 primarily as a result of the opening of 302 new stores since January 31, 2010, including 75 stores in the 26 weeks ended July 30, 2011. Sales at existing stores for the 26 weeks ended July 30, 2011 were flat compared to sales for the 26 weeks ended July 31, 2010. Segment operating income for the 13 and 26 weeks ended July 30, 2011 decreased by 19.1% and 0.6%, respectively, compared to the 13 and 26 weeks ended July 31, 2010, due primarily to the impact from the changes in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2011.

Canada

Sales in the Canadian segment in the 13 and 26 weeks ended July 30, 2011 decreased 6.2% and 1.0%, respectively, compared to the 13 and 26 weeks ended July 31, 2010. The decrease in sales was primarily due to a decrease in sales at existing stores partially offset by the impact of changes in exchange rates, which had the effect of increasing sales by $6.2 million and $11.7 million, respectively, in the 13 and 26 weeks ended July 30, 2011 when compared to the same periods in fiscal 2010. As of July 30, 2011, the Canadian segment had 344 stores compared to 343 stores at July 31, 2010. Sales decreased at existing stores primarily due to a weaker line up of new software releases for the 13 and 26 weeks ended July 30, 2011 when compared to the same periods in fiscal 2010. Segment operating income for the 13 and 26 weeks ended July 30, 2011 decreased by $1.8 million and $5.3 million, respectively, compared to the 13 and 26 weeks ended July 31, 2010, driven by the decrease in sales at existing stores discussed above and the impact of changes in exchange rates, which had the effect of decreasing operating earnings by $0.2 million and $0.2 million, respectively, for the 13 and 26 weeks ended July 30, 2011 when compared to the prior year periods.

Australia

Segment results for Australia include retail operations in Australia and New Zealand and e-commerce operations in Australia. As of July 30, 2011, the Australian segment included 411 stores, compared to 398 stores at July 31, 2010. Sales for the 13 and 26 weeks ended July 30, 2011 increased 15.8% and 13.5%, respectively, compared to the 13 and 26 weeks ended July 31, 2010. The increase in sales was primarily due to the impact of changes in exchange rates in the second quarter of fiscal 2011, which had the effect of increasing sales by $25.9 million and $39.1 million when compared to the same periods in fiscal 2010. Sales also increased due to the addition of 28 new stores since January 30, 2010. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 6.0% and 3.8% in the 13 and 26 weeks ended July 30, 2011, respectively. This decrease in sales was primarily due to a decrease in sales at existing stores due to fewer new software title releases when compared to the same periods in fiscal 2010. Segment operating income in the 13 and 26 weeks ended July 30, 2011 decreased by $1.4 million and $0.3 million, respectively, when compared to the 13 and 26 weeks ended July 31, 2010. The decrease in segment operating income was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. Selling, general and administrative expenses rise as a percentage of sales during periods of store count growth due to the fixed nature of many store expenses compared to the ramp in sales at new stores. This decrease in operating earnings was partially offset by the impact of changes in exchange rates, which had the effect of increasing operating earnings by $0.7 million and $1.1 million, respectively, for the 13 and 26 weeks ended July 30, 2011 when compared to the 13 and 26 weeks ended July 31, 2010.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. As of July 30, 2011, the European segment operated 1,387 stores compared to 1,331 stores as of July 31, 2010. For the 13 and 26 weeks ended July 30, 2011, European sales increased 18.0% and 10.7%, respectively, compared to the 13 and 26 weeks ended July 31, 2010. The increase in sales was primarily due to the impact of the changes in exchange rates, which had the effect of increasing sales by $47.5 million and $61.7 million, respectively, in the 13 and 26 weeks ended July 30, 2011 when compared to the prior year periods. Excluding the impact of changes in exchange rates, sales in the European segment increased 2.5% and 1.1%, respectively, in the 13 and 26 weeks ended July 30, 2011 when compared to the prior year periods. This increase in sales was primarily due to the increase in sales at the 134 stores opened since January 30, 2010 and the growth of used video game product sales as this category continues to mature internationally. These increases were partially offset by the decrease in sales at existing stores due to fewer new software title releases in the relevant periods of fiscal 2011 when compared to the relevant periods in fiscal 2010.

The segment operating loss in Europe was $6.2 million in the 13 weeks ended July 30, 2011 compared to the operating loss in the 13 weeks ended July 31, 2010 of $7.1 million. The decrease in the operating loss for the 13 weeks ended July 30, 2011 compared to the 13 weeks ended July 31, 2010 was primarily due to the increase in gross margin due to the higher mix of used video game product sales as a percentage of total sales during fiscal 2011 which carry higher gross margins than other category sales. This increase was partially offset by the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. The decrease in the operating loss was partially offset by the impact of changes in exchange rates, which had the effect of increasing the operating loss by $0.6 million when compared to the prior year period. The segment operating loss in Europe for the 26 weeks ended July 30, 2011 was $10.2 million compared to the operating loss in the 26 weeks ended July 31, 2010 of $7.6 million. The increase in the operating loss for the 26 weeks ended July 30, 2011 compared to the 26 weeks ended July 31, 2010 was primarily due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. The increase in the operating loss was also impacted by changes in exchange rates, which had the effect of increasing the operating loss by $1.2 million when compared to the prior year period.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended July 30, 2011, cash used in operations was $225.7 million, compared to cash used in operations of $291.2 million during the 26 weeks ended July 31, 2010. The decrease in cash used in operations of $65.5 million was primarily due to a decrease in cash used for working capital purposes of $61.9 million, primarily driven by lower inventory purchases in the 26 weeks ended July 30, 2011 and the related effects on accounts payable payments. The lower inventory purchases were due to better in-stock positions coming out of the fiscal 2010 holiday selling season, particularly hardware inventory which was in short supply at the end of the 52 weeks ended January 30, 2010 (“fiscal 2009”), inventory management, and a lack of new video game title releases in the second quarter of fiscal 2011.

Cash used in investing activities was $121.0 million and $89.5 million during the 26 weeks ended July 30, 2011 and July 31, 2010, respectively. During the 26 weeks ended July 30, 2011, $87.9 million of cash was used primarily to invest in information systems and e-commerce, digital and loyalty program initiatives and to open new stores in the U.S. and internationally. In addition, during the 26 weeks ended July 30, 2011, the Company used $27.4 million for acquisitions in support of the Company’s digital initiatives. During the 26 weeks ended July 31, 2010, $80.3 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems, e-commerce and digital and loyalty program initiatives.

Cash used in financing activities was $151.6 million and $243.1 million for the 26 weeks ended July 30, 2011 and July 31, 2010, respectively. The cash used in financing activities for the 26 weeks ended July 30, 2011 was primarily due to the purchase of $174.4 million of treasury shares pursuant to the Board of Directors’ $500 million authorization in February 2011. Of this amount, $22.0 million of cash was used to settle treasury share purchases that were initiated prior to January 29, 2011. In addition, $13.2 million of cash was received due to the issuance of shares relating to stock option exercises and the Company borrowed $35.0 million against its Revolver (as defined below) during the 26 weeks ended July 30, 2011 and subsequently repaid $25.0 million of the borrowings before July 30, 2011. The cash used in financing activities for the 26 weeks ended July 31, 2010 was primarily due to the purchase of $241.6 million of treasury shares pursuant to the Board of Directors’ $300 million authorization in January 2010.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of July 30, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of July 30, 2011, there was $10.0 million outstanding under the Revolver at an average per annum interest rate of 3.25% and letters of credit outstanding totaled $8.5 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 30, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.9 million.

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

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of July 30, 2011, the unamortized original issue discount was $0.7 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. The debt limitation under the Indenture does not provide an effective restriction on the amount the Company may borrow under current or foreseeable circumstances. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of July 30, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of July 30, 2011 and July 31, 2010, the only long-term debt outstanding was the Senior Notes. The $250 million in Senior Notes outstanding as of July 30, 2011, gross of the unamortized original issue discount of $0.7 million, matures in the fiscal year ending January 2013.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 117 stores in the 26 weeks ended July 30, 2011 and expects to open approximately 300 stores in fiscal 2011. Capital expenditures for fiscal 2011 are projected to be approximately $170 million, to be used primarily to fund new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 26-week periods ended July 31, 2010 or July 30, 2011.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased were 6.1 million for an average price per share of $20.12. Of these shares, $64.6 million of treasury share purchases were settled at the beginning of fiscal 2010. During the 26 weeks ended July 31, 2010, the Company repurchased an additional 9.0 million shares for an average price per share of $19.56. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For the remainder of fiscal 2010, the Company purchased an additional 10.5 million shares for an average price per share of $20.35. Of these shares, $22.0 million of treasury share purchases were settled at the beginning of fiscal 2011.

In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of July 30, 2011, $152.4 million of the $500 million repurchase plan has been used to purchase the Company’s common stock, representing 7.3 million shares at an average purchase price of $20.91, and no amount has been used to retire the Senior Notes, with $347.6 million remaining under the existing authorization. As of August 29, 2011, the Company notified the Trustee of its intent to purchase $125 million of the Company’s Senior Notes on or about October 1, 2011.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 26 week periods ended July 30, 2011, the Company recognized gains of $11.3 million and $2.0 million, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. These gains were offset by losses related to the re-measurement of intercompany loans and foreign currency assets and liabilities of $12.0 million and $4.3 million, respectively. The aggregate fair value of the Foreign Currency Contracts as of July 30, 2011 was a net asset of $2.4 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of July 30, 2011 would result in a (loss) or gain in value of the forwards, options and swaps of ($18.9 million) or $18.9 million, respectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended July 30, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
May 1 through May 28, 2011	—	$—	—	$382.3
May 29 through July 2, 2011	789,327	$26.15	789,327	$361.6
July 3 through July 30, 2011	575,415	$24.33	575,415	$347.6

Total	1,364,742	$25.38	1,364,742

(1)

In February 2011, our Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. The Board’s $500 million authorization has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
3.3	Amendment to Amended and Restated Bylaws.(6)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(9)
10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(10)
10.3	Fourth Amended and Restated 2001 Incentive Plan.(11)
10.4	Second Amended and Restated Supplemental Compensation Plan.(12)

Exhibit Number	Description
10.5	Form of Option Agreement.(13)
10.6	Form of Restricted Share Agreement.(14)
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

101.INS	XBRL Instance Document.(21)
101.SCH	XBRL Taxonomy Extension Schema.(21)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(21)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(21)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(21)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(21)

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(21)	To be filed by amendment.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: September 8, 2011

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: September 8, 2011

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

101.INS	XBRL Instance Document.(21)
101.SCH	XBRL Taxonomy Extension Schema.(21)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.(21)
101.DEF	XBRL Taxonomy Extension Definition Linkbase.(21)
101.LAB	XBRL Taxonomy Extension Label Linkbase.(21)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.(21)

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(21)	To be filed by amendment.