Form 10-Q/A
period 2011-07-30
GameStop Corp.
filed 2011-10-04
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

EXPLANATORY NOTE

The purpose of this Amendment No. 1 to GameStop Corp.’s Quarterly Report on Form 10-Q for the quarter ended July 30, 2011, filed with the Securities and Exchange Commission on September 8, 2011, is solely to furnish Exhibit 101 to the Form 10-Q and make conforming changes to Item 6. Exhibits. Exhibit 101 provides the financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language). No other substantive changes have been made to the Form 10-Q. This Amendment does not reflect events that may have occurred subsequent to the original filing date.

ITEM 6. Exhibits

Exhibits

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.*

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.*

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.*

3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

3.3	Amendment to Amended and Restated Bylaws.*

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.*

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.*

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.*

4.4	Form of Indenture.*

10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).*

10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).*

10.3	Fourth Amended and Restated 2001 Incentive Plan.*

10.4	Second Amended and Restated Supplemental Compensation Plan.*

10.5	Form of Option Agreement.*

10.6	Form of Restricted Share Agreement.*

10.7

Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.*

Exhibit Number	Description

10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.*

10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.10

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.*

10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.*

10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.14

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.*

10.15

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.*

10.16

Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.*

10.17

Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.*

10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.*

10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.*

10.20

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.*

10.21

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.*

10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.*

10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.*

10.24

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.*

10.25

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.*

Exhibit Number	Description

10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.*

10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.*

10.28

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.*

10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.*

10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.*

10.31

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.*

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.*

10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 filed with the Securities Exchange Commission on September 8, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

By:	/S/ ROBERT A. LLOYD
Robert A. Lloyd Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: October 4, 2011

GAMESTOP CORP.

By:	/S/ TROY W. CRAWFORD
Troy W. Crawford Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 4, 2011

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.*

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.*

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.*

3.1	Second Amended and Restated Certificate of Incorporation.*

3.2	Amended and Restated Bylaws.*

3.3	Amendment to Amended and Restated Bylaws.*

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.*

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.*

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.*

4.4	Form of Indenture.*

10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).*

10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).*

10.3	Fourth Amended and Restated 2001 Incentive Plan.*

10.4	Second Amended and Restated Supplemental Compensation Plan.*

10.5	Form of Option Agreement.*

10.6	Form of Restricted Share Agreement.*

10.7

Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.*

10.8	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.*

10.9	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.10

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.*

Exhibit Number	Description

10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.*

10.13	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.*

10.14

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.*

10.15

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.*

10.16

Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.*

10.17

Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.*

10.18	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.*

10.19	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.*

10.20

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.*

10.21

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.*

10.22	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.*

10.23	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.*

10.24

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.*

10.25

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.*

10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.*

10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.*

10.28

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.*

10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.*

Exhibit Number	Description

10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.*

10.31

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.*

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.*

10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.*

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

32.1

Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

32.2

Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

*	Previously included or incorporated by reference in our Quarterly Report on Form 10-Q for the quarter ended July 30, 2011 filed with the Securities Exchange Commission on September 8, 2011.