Form 10-Q
period 2011-10-29
GameStop Corp.
filed 2011-12-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of November 23, 2011: 136,424,174

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2011	October 30, 2010	January 29, 2011
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$442.6	$181.1	$710.8
Receivables, net	58.1	58.8	65.5
Merchandise inventories, net	1,778.3	1,942.4	1,257.5
Deferred income taxes — current	30.4	21.8	28.8
Prepaid taxes	24.9	11.5	—
Prepaid expenses	87.9	70.7	75.7
Other current assets	13.9	13.8	16.5

Total current assets	2,436.1	2,300.1	2,154.8

Property and equipment:
Land	25.0	24.3	24.0
Buildings and leasehold improvements	613.2	564.9	577.2
Fixtures and equipment	866.2	785.8	817.8

Total property and equipment	1,504.4	1,375.0	1,419.0
Less accumulated depreciation and amortization	901.5	768.9	805.2

Net property and equipment	602.9	606.1	613.8
Goodwill, net	2,060.3	2,004.6	1,996.3
Other intangible assets	270.2	263.2	254.6
Other noncurrent assets	63.1	41.1	44.3

Total noncurrent assets	2,996.5	2,915.0	2,909.0

Total assets	$5,432.6	$5,215.1	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,464.3	$1,514.6	$1,028.1
Accrued liabilities	709.8	564.3	657.0
Taxes payable	—	—	62.7
Senior notes payable, current portion, net	124.7	—	—

Total current liabilities	2,298.8	2,078.9	1,747.8

Senior notes payable, long-term portion, net	—	248.9	249.0
Deferred taxes	67.0	18.0	74.9
Other long-term liabilities	105.3	100.1	96.2

Total long-term liabilities	172.3	367.0	420.1

Total liabilities	2,471.1	2,445.9	2,167.9

Commitments and Contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 138.4, 151.4 and 146.0 shares outstanding, respectively	0.1	0.2	0.1
Additional paid-in-capital	762.0	1,034.8	928.9
Accumulated other comprehensive income	230.0	167.6	162.5
Retained earnings	1,971.0	1,568.0	1,805.8

Equity attributable to GameStop Corp. stockholders	2,963.1	2,770.6	2,897.3
Equity (deficit) attributable to noncontrolling interest	(1.6)	(1.4)	(1.4)

Total equity	2,961.5	2,769.2	2,895.9

Total liabilities and stockholders’ equity	$5,432.6	$5,215.1	$5,063.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In millions, except per share data)
		(Unaudited)
Sales	$1,946.8	$1,899.2	$5,971.9	$5,780.9
Cost of sales	1,373.9	1,352.9	4,235.6	4,147.0

Gross profit	572.9	546.3	1,736.3	1,633.9
Selling, general and administrative expenses	443.3	408.8	1,328.5	1,217.6
Depreciation and amortization	47.0	44.7	140.4	129.4

Operating earnings	82.6	92.8	267.4	286.9
Interest income	(0.2)	(0.3)	(0.7)	(1.3)
Interest expense	5.4	10.0	18.5	30.6
Debt extinguishment expense	0.6	6.0	0.6	6.0

Earnings before income tax expense	76.8	77.1	249.0	251.6
Income tax expense	23.1	22.8	84.8	82.6

Consolidated net income	53.7	54.3	164.2	169.0
Net loss attributable to noncontrolling interests	0.2	0.4	1.0	1.2

Consolidated net income attributable to GameStop	$53.9	$54.7	$165.2	$170.2

Basic net income per common share[1]	$0.39	$0.36	$1.17	$1.12

Diluted net income per common share[1]	$0.39	$0.36	$1.16	$1.10

Weighted average shares of common stock-basic	138.8	150.7	140.8	151.8

Weighted average shares of common stock-diluted	139.8	153.3	141.9	154.6

1	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock				Noncontrolling Interest	Total
				(In millions)
				(Unaudited)
Balance at January 29, 2011	146.0	$0.1	$928.9	$162.5	$1,805.8	$(1.4)	$2,895.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	—	1.0	(0.1)
Comprehensive income:
Net income (loss) for the 39 weeks ended October 29, 2011	—	—	—	—	165.2	(1.0)	164.2
Foreign currency translation	—	—	—	67.5	—	(0.2)	67.3

Total comprehensive income							231.5
Stock-based compensation	—	—	14.5	—	—	—	14.5
Purchase of treasury stock	(9.2)	—	(194.9)	—	—	—	(194.9)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.2)	1.6	—	14.6	—	—	—	14.6

Balance at October 29, 2011	138.4	$0.1	$762.0	$230.0	$1,971.0	$(1.6)	$2,961.5

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 29, 2011	October 30, 2010
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$164.2	$169.0
Adjustments to reconcile net income to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	142.1	130.9
Amortization and retirement of deferred financing fees and issue discounts	2.3	4.3
Stock-based compensation expense	14.5	22.1
Deferred income taxes	(10.5)	(8.5)
Excess tax (benefits) expense realized from exercise of stock-based awards	0.2	(18.4)
Loss on disposal of property and equipment	9.5	4.4
Changes in other long-term liabilities	1.3	(3.5)
Changes in operating assets and liabilities, net:
Receivables, net	8.5	7.0
Merchandise inventories	(502.4)	(873.2)
Prepaid expenses and other current assets	(7.8)	(2.3)
Prepaid income taxes and accrued income taxes payable	(88.0)	(53.8)
Accounts payable and accrued liabilities	477.1	537.7

Net cash flows provided by (used in) operating activities	211.0	(84.3)

Cash flows from investing activities:
Purchase of property and equipment	(127.3)	(141.6)
Acquisitions, net of cash acquired	(27.9)	(38.1)
Other	(7.6)	(3.9)

Net cash flows used in investing activities	(162.8)	(183.6)

Cash flows from financing activities:
Repurchase of notes payable	(125.0)	(200.0)
Purchase of treasury shares	(216.9)	(286.8)
Borrowings from the revolver	35.0	—
Repayments of revolver borrowings	(35.0)	—
Issuance of shares relating to stock options	14.5	10.1
Excess tax benefits (expense) realized from exercise of stock-based awards	(0.2)	18.4

Net cash flows used in financing activities	(327.6)	(458.3)

Exchange rate effect on cash and cash equivalents	11.2	1.9

Net decrease in cash and cash equivalents	(268.2)	(724.3)
Cash and cash equivalents at beginning of period	710.8	905.4

Cash and cash equivalents at end of period	$442.6	$181.1

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 29, 2011 are not indicative of the results to be expected for the 52 weeks ending January 28, 2012 (“fiscal 2011”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

2.	Accounting for Stock-Based Compensation

For options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 39 weeks ended October 29, 2011 and the 13 weeks ended October 30, 2010. There were 1,177,000 options to purchase common stock granted during the 39 weeks ended October 30, 2010, with a weighted-average fair value estimated at $7.88 per share, using the following assumptions:

39 Weeks Ended
October 30, 2010
Volatility	51.6%
Risk-free interest rate	1.6%
Expected life (years)	3.5
Expected dividend yield	0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In the 13 weeks ended October 29, 2011 and October 30, 2010, the Company included compensation expense relating to stock option grants of $1.6 million and $3.1 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 39 weeks ended October 29, 2011 and October 30, 2010, the Company included compensation expense relating to stock option grants of $4.8 million and $9.1 million, respectively, in selling, general and administrative expenses. As of October 29, 2011, the unrecognized compensation expense related to the unvested portion of our stock options was $4.4 million which is expected to be recognized over a weighted average period of 1.1 years. The total intrinsic value of options exercised during the 13 weeks ended October 29, 2011 and October 30, 2010 was $1.3 million and $58.0 million, respectively. The total intrinsic value of options exercised during the 39 weeks ended October 29, 2011 and October 30, 2010 was $11.3 million and $59.2 million, respectively.

During the 13 weeks ended October 29, 2011 and October 30, 2010, the Company had no restricted share grants. During the 39 weeks ended October 29, 2011, the Company granted 452,270 shares of restricted stock, which had a weighted-average fair market value of $20.90 per share. Of these shares, 372,270 vest in equal annual installments over three years and 80,000 vest over three years subject to performance targets based on fiscal 2011 operating results. During the 39 weeks ended October 30, 2010, the Company granted 743,000 shares of restricted stock, which had a weighted-average fair market value of $20.43 per share. The restricted shares vest in equal annual installments over three years. During the 13 weeks ended October 29, 2011 and October 30, 2010, the Company included compensation expense relating to the restricted share grants in the amount of $3.1 million and $4.4 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended October 29, 2011 and October 30, 2010, the Company included compensation expense relating to the restricted share grants in the amount of $9.7 million and $13.1 million, respectively, in selling, general and administrative expenses. As of October 29, 2011, there was $14.3 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.

3.	Computation of Net Income per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In millions, except per share data)
Net income attributable to GameStop	$53.9	$54.7	$165.2	$170.2

Weighted average common shares outstanding	138.8	150.7	140.8	151.8
Dilutive effect of options and restricted shares on common stock	1.0	2.6	1.1	2.8

Common shares and dilutive potential common shares	139.8	153.3	141.9	154.6

Net income per common share:
Basic	$0.39	$0.36	$1.17	$1.12

Diluted	$0.39	$0.36	$1.16	$1.10

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended October 29, 2011	3.5	$20.32 - 49.95	2017 - 2020
13 Weeks Ended October 30, 2010	5.3	$20.32 - 49.95	2011 - 2020

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	October 29, 2011	October 30, 2010	January 29, 2011
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$12.2	$12.6	$14.0
Company-owned life insurance	3.0	2.9	3.1

Total assets	$15.2	$15.5	$17.1

Liabilities
Foreign Currency Contracts	$11.0	$15.5	$12.8
Nonqualified deferred compensation	0.8	0.9	0.9

Total liabilities	$11.8	$16.4	$13.7

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

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Gains (losses) on the changes in fair value of derivative instruments	$(1.7)	$(11.0)	$0.2	$(6.9)
Gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	1.4	14.2	1.3	8.7

Total	$(0.3)	$3.2	$1.5	$1.8

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

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	October 29, 2011	October 30, 2010	January 29, 2011
Assets
Foreign Currency Contracts
Other current assets	$10.2	$10.1	$13.0
Other noncurrent assets	2.0	2.5	1.0
Liabilities
Foreign Currency Contracts
Accrued liabilities	(9.8)	(14.0)	(11.2)
Other long-term liabilities	(1.2)	(1.5)	(1.6)

Total derivatives	$1.2	$(2.9)	$1.2

As of October 29, 2011, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $483.3 million and a net notional value of $192.4 million. As of October 30, 2010, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $446.7 million and a net notional value of $211.5 million.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the Company’s senior notes. The fair value of the Company’s senior notes payable in the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of October 29, 2011, the senior notes payable had a carrying value of $124.7 million and a fair value of $125.3 million. As of October 30, 2010, the senior notes payable had a carrying value of $248.9 million and a fair value of $255.6 million.

5.	Debt

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company’s prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to January 2016 reduces our exposure to potential tightening in the credit markets.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of October 29, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of October 29, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 29, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.7 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new trustee for the Notes (the “Trustee”).

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of October 29, 2011, the unamortized original issue discount was $0.3 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. The debt limitation under the Indenture does not provide an effective restriction on the amount the Company may borrow under current or foreseeable circumstances. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 29, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $6.0 million for the 39-week period ended October 30, 2010, which consisted of the premium paid to retire the Notes and the write-off of deferred financing fees and original issue discount on the retired Senior Notes.

In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of October 29, 2011, the Company has repurchased $194.9 million of common stock, representing 9.2 million shares at an average purchase price of $21.16 per share, and $125.0 million of the Senior Notes, leaving $180.1 million remaining under the February 2011 authorization. The $125.0 million of Senior Notes were retired on October 1, 2011. The associated loss on the retirement of debt was $0.6 million for the 39-week period ended October 29, 2011, which consisted of the write-off of deferred financing fees and original issue discount on the retired Senior Notes.

As of October 29, 2011, there was no long-term debt outstanding and short-term debt consisted of the $125.0 million in Senior Notes maturing October 1, 2012, gross of the unamortized original issue discount of $0.3 million. As of October 30, 2010, the only long-term debt outstanding was the Senior Notes.

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Company is no longer subject to U.S. federal income tax examination by the Internal Revenue Service for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. The net decrease to our recorded liability for unrecognized tax benefits during the 13 and 39 weeks ended October 29, 2011 was attributable to the closure of open tax years and the settlement of open audits. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 39 weeks ended October 29, 2011 and October 30, 2010 are based upon management’s estimate of the Company’s annualized effective tax rate.

7.	Certain Relationships and Related Transactions

The Company has various relationships with Barnes & Noble, Inc. (“Barnes & Noble”), a related party through a common stockholder who is the Chairman of the Board of Directors of Barnes & Noble and was a member of the Company’s Board of Directors until June 2011. The Company operates departments within eight bookstores operated by Barnes & Noble, whereby the Company pays a license fee to Barnes & Noble on the gross sales of such departments. Additionally, until April 30, 2011, www.gamestop.com was the exclusive specialty video game retailer listed on www.bn.com, Barnes & Noble’s e-commerce site, whereby the Company paid a fee to Barnes & Noble for sales of video game or PC entertainment products sold through www.bn.com. The Company also continues to incur costs related to its participation in Barnes & Noble’s workers’ compensation, property and general liability insurance programs prior to June 2005. During both of the 13-week periods ended October 29, 2011 and October 30, 2010, these charges amounted to $0.2 million. During the 39 weeks ended October 29, 2011 and October 30, 2010, these charges amounted to $0.7 million and $0.8 million, respectively.

8.	Commitments and Contingencies

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

agreements, if it believes settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

9.	Significant Products

The following table sets forth sales by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
	(In millions)
	(Unaudited)
Sales:
New video game hardware	$277.6	14.3%	$276.0	14.5%	$985.6	16.5%	$938.5	16.2%
New video game software	879.1	45.1%	839.1	44.2%	2,393.6	40.1%	2,375.3	41.1%
Used video game products	544.5	28.0%	528.0	27.8%	1,802.6	30.2%	1,664.3	28.8%
Other	245.6	12.6%	256.1	13.5%	790.1	13.2%	802.8	13.9%

Total	$1,946.8	100.0%	$1,899.2	100.0%	$5,971.9	100.0%	$5,780.9	100.0%

The following table sets forth gross profit and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
				(In millions)
				(Unaudited)
Gross Profit:
New video game hardware	$22.9	8.2%	$21.7	7.9%	$73.8	7.5%	$68.7	7.3%
New video game software	194.1	22.1%	182.4	21.7%	500.9	20.9%	498.6	21.0%
Used video game products	250.3	46.0%	250.2	47.4%	842.7	46.7%	784.7	47.1%
Other	105.6	43.0%	92.0	35.9%	318.9	40.4%	281.9	35.1%

Total	$572.9	29.4%	$546.3	28.8%	$1,736.3	29.1%	$1,633.9	28.3%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and the streaming technology company Spawn Labs. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

interest expense and income taxes. There has been no material change in total assets by segment since January 29, 2011. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
		(In millions)
		(Unaudited)
Sales by operating segment were as follows:
United States	$1,311.3	$1,300.3	$4,169.0	$4,112.0
Canada	108.0	109.5	303.9	307.4
Australia	128.7	117.9	385.6	344.3
Europe	398.8	371.5	1,113.4	1,017.2

Total	$1,946.8	$1,899.2	$5,971.9	$5,780.9

Segment operating earnings (loss) were as follows:
United States	$67.5	$70.3	$256.8	$260.7
Canada	2.7	3.8	1.1	7.6
Australia	3.6	6.8	10.8	14.3
Europe	8.8	11.9	(1.3)	4.3

Total	$82.6	$92.8	$267.4	$286.9

11.	Supplemental Cash Flow Information

	39 Weeks Ended
	October 29, 2011	October 30, 2010
	(In millions)
	(Unaudited)
Cash paid during the period for:
Interest	$21.6	$36.2

Income taxes	$183.3	$150.9

Other non-cash financing activities:
Treasury stock repurchases settled in Nov. 2010	$—	$4.2

12.	Consolidating Financial Statements

As described in Note 5, in September 2005, the Company, along with GameStop, Inc. as co-issuer, completed the offering of the Notes. The direct and indirect U.S. wholly-owned subsidiaries of the Company, excluding GameStop, Inc., as co-issuer, have guaranteed the Senior Notes on a senior unsecured basis with unconditional guarantees.

The following condensed consolidating financial statements present the financial position as of October 29, 2011, October 30, 2010 and January 29, 2011 and results of operations for the 13 and 39 weeks ended October 29, 2011 and October 30, 2010 and cash flows for the 39 weeks ended October 29, 2011 and October 30, 2010 of the Company’s guarantor and non-guarantor subsidiaries.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Balance Sheet

	Issuers and Guarantor Subsidiaries October 29, 2011	Non-Guarantor Subsidiaries October 29, 2011	Eliminations	Consolidated October 29, 2011
	(Amounts in millions, except per share amounts) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$167.1	$275.5	$—	$442.6
Receivables, net	171.7	631.4	(745.0)	58.1
Merchandise inventories, net	1,074.4	703.9	—	1,778.3
Deferred income taxes — current	26.7	3.7	—	30.4
Prepaid taxes	5.1	19.8	—	24.9
Prepaid expenses	43.1	44.8	—	87.9
Other current assets	10.2	3.7	—	13.9

Total current assets	1,498.3	1,682.8	(745.0)	2,436.1

Property and equipment:
Land	4.7	20.3	—	25.0
Buildings and leasehold improvements	323.8	289.4	—	613.2
Fixtures and equipment	704.5	161.7	—	866.2

Total property and equipment	1,033.0	471.4	—	1,504.4
Less accumulated depreciation and amortization	655.1	246.4	—	901.5

Net property and equipment	377.9	225.0	—	602.9
Investment	2,213.6	596.4	(2,810.0)	—
Goodwill, net	1,150.7	909.6	—	2,060.3
Other intangible assets	23.3	246.9	—	270.2
Other noncurrent assets	25.4	37.7	—	63.1

Total noncurrent assets	3,790.9	2,015.6	(2,810.0)	2,996.5

Total assets	$5,289.2	$3,698.4	$(3,555.0)	$5,432.6

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$951.1	$513.2	$—	$1,464.3
Accrued liabilities	1,125.8	329.0	(745.0)	709.8
Senior notes payable, current portion, net	124.7	—	—	124.7

Total current liabilities	2,201.6	842.2	(745.0)	2,298.8

Deferred taxes	40.1	26.9	—	67.0
Other long-term liabilities	85.9	19.4	—	105.3

Total long-term liabilities	126.0	46.3	—	172.3

Total liabilities	2,327.6	888.5	(745.0)	2,471.1

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 138.4 shares outstanding	0.1	—	—	0.1
Additional paid-in-capital	760.5	2,450.2	(2,448.7)	762.0
Accumulated other comprehensive income	230.0	82.9	(82.9)	230.0
Retained earnings	1,971.0	278.4	(278.4)	1,971.0

Equity attributable to GameStop Corp. stockholders	2,961.6	2,811.5	(2,810.0)	2,963.1
Equity (deficit) attributable to noncontrolling interest	—	(1.6)	—	(1.6)

Total equity	2,961.6	2,809.9	(2,810.0)	2,961.5

Total liabilities and stockholders’ equity	$5,289.2	$3,698.4	$(3,555.0)	$5,432.6

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Balance Sheet

	Issuers and Guarantor Subsidiaries October 30, 2010	Non-Guarantor Subsidiaries October 30, 2010	Eliminations	Consolidated October 30, 2010
	(Amounts in millions, except per share amounts) (Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$45.5	$135.6	$—	$181.1
Receivables, net	122.5	631.2	(694.9)	58.8
Merchandise inventories, net	1,290.2	652.2	—	1,942.4
Deferred income taxes — current	18.2	3.6	—	21.8
Prepaid taxes	(7.5)	19.0	—	11.5
Prepaid expenses	40.4	30.3	—	70.7
Other current assets	6.0	7.8	—	13.8

Total current assets	1,515.3	1,479.7	(694.9)	2,300.1

Property and equipment:
Land	4.7	19.6	—	24.3
Buildings and leasehold improvements	316.7	248.2	—	564.9
Fixtures and equipment	630.1	155.7	—	785.8

Total property and equipment	951.5	423.5	—	1,375.0
Less accumulated depreciation and amortization	564.3	204.6	—	768.9

Net property and equipment	387.2	218.9	—	606.1
Investment	2,122.7	595.0	(2,717.7)	—
Goodwill, net	1,125.1	879.5	—	2,004.6
Other intangible assets	12.0	251.2	—	263.2
Other noncurrent assets	7.0	34.1	—	41.1

Total noncurrent assets	3,654.0	1,978.7	(2,717.7)	2,915.0

Total assets	$5,169.3	$3,458.4	$(3,412.6)	$5,215.1

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,084.6	$430.0	$—	$1,514.6
Accrued liabilities	995.1	264.1	(694.9)	564.3

Total current liabilities	2,079.7	694.1	(694.9)	2,078.9

Senior notes payable, long-term portion, net	248.9	—	—	248.9
Deferred taxes	(13.9)	31.9	—	18.0
Other long-term liabilities	84.0	16.1	—	100.1

Total long-term liabilities	319.0	48.0	—	367.0

Total liabilities	2,398.7	742.1	(694.9)	2,445.9

Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 151.4 shares outstanding	0.2	—	—	0.2
Additional paid-in-capital	1,034.8	2,427.3	(2,427.3)	1,034.8
Accumulated other comprehensive income	167.6	42.9	(42.9)	167.6
Retained earnings	1,568.0	247.5	(247.5)	1,568.0

Equity attributable to GameStop Corp. stockholders	2,770.6	2,717.7	(2,717.7)	2,770.6
Equity (deficit) attributable to noncontrolling interest	—	(1.4)	—	(1.4)

Total equity	2,770.6	2,716.3	(2,717.7)	2,769.2

Total liabilities and stockholders’ equity	$5,169.3	$3,458.4	$(3,412.6)	$5,215.1

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 29, 2011	Issuers and Guarantor Subsidiaries October 29, 2011	Non-Guarantor Subsidiaries October 29, 2011	Eliminations	Consolidated October 29, 2011
	(Amounts in millions) (Unaudited)
Sales	$1,311.3	$635.5	$—	$1,946.8
Cost of sales	915.5	458.4	—	1,373.9

Gross profit	395.8	177.1	—	572.9
Selling, general and administrative expenses	296.2	147.1	—	443.3
Depreciation and amortization	31.8	15.2	—	47.0

Operating earnings	67.8	14.8	—	82.6
Interest income	(8.8)	(5.4)	14.0	(0.2)
Interest expense	4.9	14.5	(14.0)	5.4
Debt extinguishment expense	0.6	—	—	0.6

Earnings before income tax expense	71.1	5.7	—	76.8
Income tax expense	20.9	2.2	—	23.1

Consolidated net income	50.2	3.5	—	53.7
Net loss attributable to noncontrolling interests	—	0.2	—	0.2

Consolidated net income attributable to GameStop	$50.2	$3.7	$—	$53.9

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 13 Weeks Ended October 30, 2010	Issuers and Guarantor Subsidiaries October 30, 2010	Non-Guarantor Subsidiaries October 30, 2010	Eliminations	Consolidated October 30, 2010
	(Amounts in millions) (Unaudited)
Sales	$1,300.3	$598.9	$—	$1,899.2
Cost of sales	921.6	431.3	—	1,352.9

Gross profit	378.7	167.6	—	546.3
Selling, general and administrative expenses	277.7	131.1	—	408.8
Depreciation and amortization	29.5	15.2	—	44.7

Operating earnings	71.5	21.3	—	92.8
Interest income	(8.6)	(4.0)	12.3	(0.3)
Interest expense	9.7	12.6	(12.3)	10.0
Debt extinguishment expense	6.0	—	—	6.0

Earnings before income tax expense	64.4	12.7	—	77.1
Income tax expense	18.7	4.1	—	22.8

Consolidated net income	45.7	8.6	—	54.3
Net loss attributable to noncontrolling interests	—	0.4	—	0.4

Consolidated net income attributable to GameStop	$45.7	$9.0	$—	$54.7

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 29, 2011	Issuers and Guarantor Subsidiaries October 29, 2011	Non-Guarantor Subsidiaries October 29, 2011	Eliminations	Consolidated October 29, 2011
	(Amounts in millions) (Unaudited)
Sales	$4,169.0	$1,802.9	$—	$5,971.9
Cost of sales	2,938.3	1,297.3	—	4,235.6

Gross profit	1,230.7	505.6	—	1,736.3
Selling, general and administrative expenses	878.2	450.3	—	1,328.5
Depreciation and amortization	94.5	45.9	—	140.4

Operating earnings	258.0	9.4	—	267.4
Interest income	(27.4)	(15.2)	41.9	(0.7)
Interest expense	17.3	43.1	(41.9)	18.5
Debt extinguishment expense	0.6	—	—	0.6

Earnings (loss) before income tax expense	267.5	(18.5)	—	249.0
Income tax expense (benefit)	89.4	(4.6)	—	84.8

Consolidated net income (loss)	178.1	(13.9)	—	164.2
Net loss attributable to noncontrolling interests	—	1.0	—	1.0

Consolidated net income (loss) attributable to GameStop	$178.1	$(12.9)	$—	$165.2

GameStop Corp.

Condensed Consolidating Statement of Operations

For the 39 Weeks Ended October 30, 2010	Issuers and Guarantor Subsidiaries October 30, 2010	Non-Guarantor Subsidiaries October 30, 2010	Eliminations	Consolidated October 30, 2010
	(Amounts in millions) (Unaudited)
Sales	$4,111.6	$1,669.3	$—	$5,780.9
Cost of sales	2,936.4	1,210.6	—	4,147.0

Gross profit	1,175.2	458.7	—	1,633.9
Selling, general and administrative expenses	826.1	391.5	—	1,217.6
Depreciation and amortization	84.4	45.0	—	129.4

Operating earnings	264.7	22.2	—	286.9
Interest income	(26.3)	(11.8)	36.8	(1.3)
Interest expense	29.7	37.7	(36.8)	30.6
Debt extinguishment expense	6.0	—	—	6.0

Earnings (loss) before income tax expense	255.3	(3.7)	—	251.6
Income tax expense (benefit)	90.8	(8.2)	—	82.6

Consolidated net income	164.5	4.5	—	169.0
Net loss attributable to noncontrolling interests	—	1.2	—	1.2

Consolidated net income attributable to GameStop	$164.5	$5.7	$—	$170.2

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 29, 2011	Issuers and Guarantor Subsidiaries October 29, 2011	Non-Guarantor Subsidiaries October 29, 2011	Eliminations	Consolidated October 29, 2011
	(Amounts in millions) (Unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$178.1	$(13.9)	$—	$164.2
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization (including amounts in cost of sales)	96.1	46.0	—	142.1
Amortization and retirement of deferred financing fees and issue discounts	2.3	—	—	2.3
Stock-based compensation expense	14.5	—	—	14.5
Deferred income taxes	(2.7)	(7.8)	—	(10.5)
Excess tax expense realized from exercise of stock-based awards	0.2	—	—	0.2
Loss on disposal of property and equipment	4.4	5.1	—	9.5
Changes in other long-term liabilities	(1.5)	2.8	—	1.3
Changes in operating assets and liabilities, net:
Receivables, net	3.8	4.7	—	8.5
Merchandise inventories	(303.8)	(198.6)	—	(502.4)
Prepaid expenses and other current assets	(2.3)	(5.5)	—	(7.8)
Prepaid income taxes and accrued income taxes payable	(68.3)	(19.7)	—	(88.0)
Accounts payable and accrued liabilities	311.7	165.4	—	477.1

Net cash flows provided by (used in) operating activities	232.5	(21.5)	—	211.0

Cash flows from investing activities:
Purchase of property and equipment	(85.2)	(42.1)	—	(127.3)
Acquisitions, net of cash acquired	(27.9)	—	—	(27.9)
Other	(3.4)	(4.2)	—	(7.6)

Net cash flows used in investing activities	(116.5)	(46.3)	—	(162.8)

Cash flows from financing activities:
Repurchase of notes payable	(125.0)	—	—	(125.0)
Purchase of treasury shares	(216.9)	—	—	(216.9)
Borrowings from the revolver	35.0	—	—	35.0
Repayments of revolver borrowings	(35.0)	—	—	(35.0)
Issuance of shares relating to stock options	14.5	—	—	14.5
Excess tax expense realized from exercise of stock-based awards	(0.2)	—	—	(0.2)

Net cash flows used in financing activities	(327.6)	—	—	(327.6)

Exchange rate effect on cash and cash equivalents	—	11.2	—	11.2

Net decrease in cash and cash equivalents	(211.6)	(56.6)	—	(268.2)
Cash and cash equivalents at beginning of period	378.7	332.1	—	710.8

Cash and cash equivalents at end of period	$167.1	$275.5	$—	$442.6

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

GameStop Corp.

Condensed Consolidating Statement of Cash Flows

For the 39 Weeks Ended October 30, 2010	Issuers and Guarantor Subsidiaries October 30, 2010	Non-Guarantor Subsidiaries October 30, 2010	Eliminations	Consolidated October 30, 2010
	(Amounts in millions) (Unaudited)
Cash flows from operating activities:
Consolidated net income	$164.5	$4.5	$—	$169.0
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	85.7	45.2	—	130.9
Amortization and retirement of deferred financing fees and issue discounts	4.3	—	—	4.3
Stock-based compensation expense	22.1	—	—	22.1
Deferred income taxes	(0.3)	(8.2)	—	(8.5)
Excess tax benefits realized from exercise of stock-based awards	(18.4)	—	—	(18.4)
Loss on disposal of property and equipment	1.9	2.5	—	4.4
Changes in other long-term liabilities	4.1	(7.6)	—	(3.5)
Changes in operating assets and liabilities, net:
Receivables, net	5.8	1.2	—	7.0
Merchandise inventories	(720.0)	(153.2)	—	(873.2)
Prepaid expenses and other current assets	(2.5)	0.2	—	(2.3)
Prepaid income taxes and accrued income taxes payable	(46.1)	(7.7)	—	(53.8)
Accounts payable and accrued liabilities	491.4	46.3	—	537.7

Net cash flows used in operating activities	(7.5)	(76.8)	—	(84.3)

Cash flows from investing activities:
Purchase of property and equipment	(103.3)	(38.3)	—	(141.6)
Acquisitions, net of cash acquired	(38.1)	—	—	(38.1)
Other	(0.3)	(3.6)	—	(3.9)

Net cash flows used in investing activities	(141.7)	(41.9)	—	(183.6)

Cash flows from financing activities:
Repurchase of notes payable	(200.0)	—	—	(200.0)
Purchase of treasury shares	(286.8)	—	—	(286.8)
Issuance of shares relating to stock options	10.1	—	—	10.1
Excess tax benefits realized from exercise of stock-based awards	18.4	—	—	18.4

Net cash flows used in financing activities	(458.3)	—	—	(458.3)

Exchange rate effect on cash and cash equivalents	—	1.9	—	1.9

Net decrease in cash and cash equivalents	(607.5)	(116.8)	—	(724.3)
Cash and cash equivalents at beginning of period	653.0	252.4	—	905.4

Cash and cash equivalents at end of period	$45.5	$135.6	$—	$181.1

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

On November 15, 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. This authorization replaces the $500 million authorization announced in February 2011, which had $180.1 million remaining at the time of the new authorization. Under the new repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding common stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time.

As of November 23, 2011, the Company has purchased an additional 2.0 million shares for an average price per share of $22.38. Additionally, on November 15, 2011, at the direction of the Company, the Trustee, under the Indenture, gave notice to the holders of the Senior Notes that on December 16, 2011 (the “Redemption Date”), the Company will redeem all of the remaining Senior Notes outstanding, in an aggregate principal amount of $125.0 million, pursuant to the Indenture’s optional redemption provisions. The redemption price for the redeemed Senior Notes will be 100% of the principal amount plus all accrued and unpaid interest to the Redemption Date.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise. As of October 29, 2011, GameStop’s retail network and family of brands include 6,627 Company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.Kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; and a digital PC distribution platform available at www.GameStop.com/pcgames.

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

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloaded software, Xbox LIVE, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards. We continue to make significant investments in e-commerce, online game development, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	70.6	71.2	70.9	71.7

Gross profit	29.4	28.8	29.1	28.3
Selling, general and administrative expenses	22.8	21.5	22.2	21.1
Depreciation and amortization	2.4	2.4	2.4	2.2

Operating earnings	4.2	4.9	4.5	5.0
Interest expense, net	0.3	0.5	0.3	0.5
Debt extinguishment expense	—	0.3	—	0.1

Earnings before income tax expense	3.9	4.1	4.2	4.4
Income tax expense	1.1	1.2	1.4	1.5

Consolidated net income	2.8	2.9	2.8	2.9
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	2.8%	2.9%	2.8%	2.9%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than in selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of sales has not historically been material.

The following table sets forth sales by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
				(In millions)
				(Unaudited)
Sales:
New video game hardware	$277.6	14.3%	$276.0	14.5%	$985.6	16.5%	$938.5	16.2%
New video game software	879.1	45.1%	839.1	44.2%	2,393.6	40.1%	2,375.3	41.1%
Used video game products	544.5	28.0%	528.0	27.8%	1,802.6	30.2%	1,664.3	28.8%
Other	245.6	12.6%	256.1	13.5%	790.1	13.2%	802.8	13.9%

Total	$1,946.8	100.0%	$1,899.2	100.0%	$5,971.9	100.0%	$5,780.9	100.0%

Other products include PC entertainment and other software, digital products and currency, accessories and revenue associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2011		October 30, 2010		October 29, 2011		October 30, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
				(In millions)
				(Unaudited)
Gross Profit:
New video game hardware	$22.9	8.2%	$21.7	7.9%	$73.8	7.5%	$68.7	7.3%
New video game software	194.1	22.1%	182.4	21.7%	500.9	20.9%	498.6	21.0%
Used video game products	250.3	46.0%	250.2	47.4%	842.7	46.7%	784.7	47.1%
Other	105.6	43.0%	92.0	35.9%	318.9	40.4%	281.9	35.1%

Total	$572.9	29.4%	$546.3	28.8%	$1,736.3	29.1%	$1,633.9	28.3%

13 weeks ended October 29, 2011 compared with the 13 weeks ended October 30, 2010

Sales increased by $47.6 million, or 2.5%, from $1,899.2 million in the 13 weeks ended October 30, 2010 to $1,946.8 million in the 13 weeks ended October 29, 2011. The increase in sales was primarily attributable to changes related to foreign exchange rates, which had the effect of increasing sales by $31.1 million when compared to the third quarter of fiscal 2010, and the increase of non-comparable store sales from the net increase in store count of 78 stores since July 31, 2010, offset partially by the comparable store sales decrease of 0.6% for the third quarter of fiscal 2011. The decrease in comparable store sales was primarily attributable to a decrease in comparable new video game hardware sales. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales increased $1.6 million, or 0.6%, from $276.0 million in the 13 weeks ended October 30, 2010 to $277.6 million in the 13 weeks ended October 29, 2011, primarily due to changes related to foreign exchange rates offset partially by weak consumer demand. New video game software sales increased $40.0 million, or 4.8%, from $839.1 million in the 13 weeks ended October 30, 2010 to $879.1 million in the 13 weeks ended October 29, 2011, primarily due to the strong sales of new release video game software titles in the third quarter of fiscal 2011. Used video game products sales increased $16.5 million, or 3.1%, from $528.0 million in the 13 weeks ended October 30, 2010 to $544.5 million in the 13 weeks ended October 29, 2011. Used video game product sales increased due to increased promotional efforts designed to provide customers with trade credits to buy new software titles and changes in merchandising. Sales of other product categories decreased by 4.1%, or $10.5 million, from the 13 weeks ended October 30, 2010 to the 13 weeks ended October 29, 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software titles and the shift in digital sales from inventoriable pre-purchased product, recorded as revenue at the retail price, to non-inventoriable digitally downloadable content, recorded as revenue on a commission basis.

As a percentage of sales, new video game hardware sales and the other product sales decreased and new video game software sales and used video game products sales increased in the 13 weeks ended October 29, 2011 compared to the 13 weeks ended October 30, 2010. The change in the mix of sales was primarily due to the strong sales of new release video game software and the decrease in other product sales discussed above.

Cost of sales increased by $21.0 million, or 1.6%, from $1,352.9 million in the 13 weeks ended October 30, 2010 to $1,373.9 million in the 13 weeks ended October 29, 2011 as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $26.6 million, or 4.9%, from $546.3 million in the 13 weeks ended October 30, 2010 to $572.9 million in the 13 weeks ended October 29, 2011. Gross profit as a percentage of sales increased from 28.8% in the 13 weeks ended October 30, 2010 to 29.4% in the 13 weeks ended October 29, 2011. The gross profit percentage increase was primarily due to the increase in sales of other video game products, driven by the increase in sales of digital products, and the increase in sales of used video game products as a percentage of total sales in the 13 weeks ended October 29, 2011 when compared to the 13 weeks ended October 30, 2010. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.9% in the 13 weeks ended October 30, 2010 to 8.2% in the 13 weeks ended October 29, 2011. Gross profit as a percentage of sales on new video game software increased from 21.7% in the 13 weeks ended October 30, 2010 to 22.1% in the 13 weeks ended October 29, 2011, primarily due to the increase in the mix of international new video game software sales to total new video game software sales during the third quarter of fiscal 2011 when compared to the third quarter of fiscal 2010. International new video game software sales have a higher gross margin than U.S. new video game software sales. Gross profit as a percentage of sales on used video game products decreased from 47.4% in the 13 weeks ended October 30, 2010 to 46.0% in the 13 weeks ended October 29, 2011, primarily due to increased promotional efforts designed to provide customers with trade credits to buy new software titles and build inventory for the holiday selling season. Gross profit as a percentage of sales on other product sales increased from 35.9% in the 13 weeks ended October 30, 2010 to 43.0% in the 13 weeks ended October 29, 2011, primarily due to a shift in sales to higher margin digital product sales, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than PC entertainment software and accessories.

Selling, general and administrative expenses increased by $34.5 million, or 8.4%, from $408.8 million in the 13 weeks ended October 30, 2010 to $443.3 million in the 13 weeks ended October 29, 2011. This increase was primarily attributable to changes in foreign exchange rates which had the effect of increasing expenses by $7.0 million when compared to the third quarter of fiscal 2010, as well as additional expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 21.5% in the 13 weeks ended October 30, 2010 to 22.8% in the 13 weeks ended October 29, 2011. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in the third quarter of fiscal 2011. Included in selling, general and administrative expenses are $4.7 million and $7.5 million in stock-based compensation expense for the 13 weeks ended October 29, 2011 and October 30, 2010, respectively.

Depreciation and amortization expense increased $2.3 million from $44.7 million in the 13 weeks ended October 30, 2010 to $47.0 million in the 13 weeks ended October 29, 2011. This increase was primarily due to the investments in management information systems, including investments in digital and loyalty initiatives, and the capital expenditures associated with the opening of 80 new stores during the third quarter of fiscal 2011.

Interest income resulting from the investment of excess cash balances decreased $0.1 million from $0.3 million in the 13 weeks ended October 30, 2010 to $0.2 million in the 13 weeks ended October 29, 2011. Interest expense decreased from $10.0 million in the 13 weeks ended October 30, 2010 to $5.4 million in the 13 weeks ended October 29, 2011, primarily due to the retirement and redemption of $200 million and $125 million of the Company’s senior notes in the quarters ended October 30, 2010 and October 29, 2011, respectively. Debt extinguishment expense of $0.6 million was recognized in the 13 weeks ended October 29, 2011 as a result of the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $6.0 million was recognized in the 13 weeks ended October 30, 2010, as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 13 weeks ended October 30, 2010 and the 13 weeks ended October 29, 2011 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $22.8 million, or 29.6%, of earnings before income tax expense for the 13 weeks ended October 30, 2010 compared to $23.1 million, or 30.1% for the 13 weeks ended October 29, 2011. The increase in the effective income tax rate in the 13 weeks ended October 29, 2011 was primarily due to variability in the accounting related to the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $10.2 million, or 11.0%, from $92.8 million in the 13 weeks ended October 30, 2010 to $82.6 million in the 13 weeks ended October 29, 2011, and a decrease in consolidated net income of $0.6 million, or 1.1%, from $54.3 million in the 13 weeks ended October 30, 2010 to $53.7 million in the 13 weeks ended October 29, 2011.

The $0.2 million and $0.4 million net loss attributable to noncontrolling interests for the 13 weeks ended October 29, 2011 and October 30, 2010, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

39 weeks ended October 29, 2011 compared with the 39 weeks ended October 30, 2010

Sales increased by $191.0 million, or 3.3%, from $5,780.9 million in the 39 weeks ended October 30, 2010 to $5,971.9 million in the 39 weeks ended October 29, 2011. The increase in sales was primarily attributable to changes related to foreign exchange rates, which had the effect of increasing sales by $143.6 million when compared to the third quarter of fiscal 2010, and the increase of non-comparable store sales from the increase in net store count of 177 stores since January 30, 2010, offset partially by the comparable store sales decrease of 1.2% for the 39-week period ended October 29, 2011.

New video game hardware sales increased $47.1 million, or 5.0%, from $938.5 million in the 39 weeks ended October 30, 2010 to $985.6 million in the 39 weeks ended October 29, 2011, primarily due to the launch of Nintendo 3DS in the first quarter of fiscal 2011 and changes related to foreign exchange rates. New video game software sales increased $18.3 million, or 0.8%, from $2,375.3 million in the 39 weeks ended October 30, 2010 to $2,393.6 million in the 39 weeks ended October 29, 2011, primarily due to changes related to foreign exchange rates. Used video game product sales increased $138.3 million, or 8.3%, from $1,664.3 million in the 39 weeks ended October 30, 2010 to $1,802.6 million in the 39 weeks ended October 29, 2011. Used video game product sales increased due to the increase in the hardware install base, increased promotional efforts designed to provide customers with trade credits to buy new software titles, changes in merchandising, and the growth of used product sales internationally. Sales of other product categories decreased by 1.6%, or $12.7 million, from the 39 weeks ended October 30, 2010 to the 39 weeks ended October 29, 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software titles and the shift in digital sales from inventoriable pre-purchased product, recorded as revenue at the retail price, to non-inventoriable digitally downloadable content, recorded as revenue on a commission basis, offset partially by the effects of changes in foreign exchange rates.

As a percentage of sales, new video game hardware sales and used video game product sales increased, while new video game software and other product sales decreased in the 39 weeks ended October 29, 2011 compared to the 39 weeks ended October 30, 2010. The change in the mix of sales was primarily due to the increase in used video game product sales as discussed above and the increase in new video game hardware sales due to the launch of Nintendo 3DS in the first quarter of fiscal 2011.

Cost of sales increased by $88.6 million, or 2.1%, from $4,147.0 million in the 39 weeks ended October 30, 2010 to $4,235.6 million in the 39 weeks ended October 29, 2011 primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross profit increased by $102.4 million, or 6.3%, from $1,633.9 million in the 39 weeks ended October 30, 2010 to $1,736.3 million in the 39 weeks ended October 29, 2011. Gross profit as a percentage of sales increased from 28.3% in the 39 weeks ended October 30, 2010 to 29.1% in the 39 weeks ended October 29, 2011. The gross profit percentage increase was primarily due to the increase in sales of used video game products as a percentage of total sales and the increase in gross profit as a percentage of sales on other video game products, including the increase in sales of digital products, in the 39 weeks ended October 29, 2011 when compared to the 39 weeks ended October 30, 2010. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.3% of sales for the 39 weeks ended October 30, 2010 to 7.5% for the 39 weeks ended October 29, 2011. Gross profit as a percentage of sales on new video game software decreased slightly from 21.0% for the 39 weeks ended October 30, 2010 to 20.9% for the 39 weeks ended October 29, 2011. Gross profit as a percentage of sales on used video game products decreased slightly from 47.1% for the 39 weeks ended October 30, 2010 to 46.7% for the 39 weeks ended October 29, 2011 primarily due to increased promotional efforts designed to provide customers with trade credits to buy new software titles and build inventory for the holiday selling season. Gross profit as a percentage of sales on other product sales increased from 35.1% for the 39 weeks ended October 30, 2010 to 40.4% for the 39 weeks ended October 29, 2011, primarily due to a shift in sales to higher margin digital products, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than PC entertainment software and accessories.

Selling, general and administrative expenses increased by $110.9 million, or 9.1%, from $1,217.6 million in the 39 weeks ended October 30, 2010 to $1,328.5 million in the 39 weeks ended October 29, 2011. This increase was primarily attributable to changes in foreign exchange rates which had the effect of increasing expenses by $33.6 million when compared to the 39 weeks ended October 30, 2010, as well as additional expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 21.1% in the 39 weeks ended October 30, 2010 to 22.2% in the 39 weeks ended October 29, 2011. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2011. Included in selling, general and administrative expenses are $14.5 million and $22.1 million in stock-based compensation expense for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively.

Depreciation and amortization expense increased $11.0 million from $129.4 million in the 39 weeks ended October 30, 2010 to $140.4 million in the 39 weeks ended October 29, 2011. This increase was primarily due to the capital expenditures associated with the opening of 317 new stores since October 31, 2010 and investments in management information systems, including investments in digital and loyalty initiatives.

Interest income resulting from the investment of excess cash balances decreased from $1.3 million in the 39 weeks ended October 30, 2010 to $0.7 million in the 39 weeks ended October 29, 2011, due primarily to lower invested cash balances and lower interest rates during fiscal 2011. Interest expense decreased from $30.6 million in the 39 weeks ended October 30, 2010 to $18.5 million in the 39 weeks ended October 29, 2011, primarily due to the redemption and retirement of $200 million and $125 million of the Company’s senior notes during the 39 weeks ended October 30, 2010 and October 29, 2011, respectively. Debt extinguishment expense of $0.6 million was recognized in the 39 weeks ended October 29, 2011 as a result of the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $6.0 million was recognized in the 39 weeks ended October 30, 2010 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense for the 39 weeks ended October 30, 2010 and the 39 weeks ended October 29, 2011 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $82.6 million, or 32.8% of earnings before income tax expense, for the 39 weeks ended October 30, 2010 compared to $84.8 million, or 34.1% of earnings before income tax expense, for the 39 weeks ended October 29, 2011. The increase in the effective income tax rate in the 39 weeks ended October 29, 2011 was due primarily to the variability in the accounting for the Company’s uncertain tax positions.

The factors described above led to a decrease in operating earnings of $19.5 million, or 6.8%, from $286.9 million in the 39 weeks ended October 30, 2010 to $267.4 million in the 39 weeks ended October 29, 2011, and a decrease in consolidated net income of $4.8 million, or 2.8%, from $169.0 million in the 39 weeks ended October 30, 2010 to $164.2 million in the 39 weeks ended October 29, 2011.

The $1.0 million and $1.2 million net loss attributable to noncontrolling interests for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2011	October 30, 2010	October 29, 2011	October 30, 2010
	(In millions)
		(Unaudited)
Sales by operating segment are as follows:
United States	$1,311.3	$1,300.3	$4,169.0	$4,112.0
Canada	108.0	109.5	303.9	307.4
Australia	128.7	117.9	385.6	344.3
Europe	398.8	371.5	1,113.4	1,017.2

Total	$1,946.8	$1,899.2	$5,971.9	$5,780.9

Operating earnings (loss) by operating segment are as follows:
United States	$67.5	$70.3	$256.8	$260.7
Canada	2.7	3.8	1.1	7.6
Australia	3.6	6.8	10.8	14.3
Europe	8.8	11.9	(1.3)	4.3

Total	$82.6	$92.8	$267.4	$286.9

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.GameStop.com/pcgames and Spawn Labs. As of October 29, 2011, the United States segment included 4,460 stores, compared to 4,518 stores on October 30, 2010. Sales for the 13 weeks ended October 29, 2011 increased 0.8% compared to the 13 weeks ended October 30, 2010, as a result of the opening of 254 stores since July 31, 2010. Comparable store sales in the 13 weeks ended October 29, 2011 increased slightly. Sales for the 39 weeks ended October 29, 2011 increased 1.4% compared to the 39 weeks ended October 30, 2010, as a result of the opening of 353 stores since January 30, 2010. Comparable store sales in the 39 weeks ended October 29, 2011 increased slightly. Segment operating income for the 13 and 39 weeks ended October 29, 2011 decreased by 4.0% and 1.5%, respectively, compared to the 13 and 39 weeks ended October 30, 2010. The decrease in operating earnings was primarily due to the investments the Company has made in support of its digital and loyalty initiatives.

Canada

Segment results for Canada include retail operations and an e-commerce site in Canada. As of October 29, 2011 and October 30, 2010, the Canadian segment had 345 stores. Sales in the Canadian segment in the 13 and 39 weeks ended October 29, 2011 decreased 1.4% and 1.1%, respectively, compared to the 13 and 39 weeks ended October 30, 2010. The decrease in sales was primarily attributable to a decrease in sales at existing stores partially offset by the impact of changes in exchange rates, which had the effect of increasing sales by $2.9 million and $14.6 million, respectively, in the 13 and 39 weeks ended October 29, 2011 when compared to the prior fiscal year periods. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to the prior fiscal year periods.

Segment operating earnings for the 13 and 39 weeks ended October 29, 2011 decreased by $1.1 million and $6.5 million, respectively, compared to the 13 and 39 weeks ended October 30, 2010, driven by the decrease in sales at existing stores discussed above.

Australia

Segment results for Australia include retail operations in Australia and New Zealand and e-commerce operations in Australia. As of October 29, 2011, the Australian segment included 414 stores, compared to 400 stores at October 30, 2010. Sales for the 13 weeks ended October 29, 2011 increased by 9.2% when compared to the 13 weeks ended October 30, 2010. The increase in sales was primarily due to the favorable impact of changes in exchange rates, which had the effect of increasing sales by $10.4 million when compared to the prior fiscal year period. Excluding the impact of changes in exchange rates, sales in the Australian segment increased 0.3% for the 13 weeks ended October 29, 2011 due primarily to the additional sales at the 20 new stores opened since July 31, 2010 partially offset by a decrease in sales at existing stores. The decrease in sales at existing stores was primarily due to weak consumer traffic and lower hardware sales as a result of lower price points when compared to the same prior fiscal year period. Sales for the 39 weeks ended October 29, 2011 increased 12.0% when compared to the 39 weeks ended October 30, 2010. The increase in sales was primarily due to the favorable impact of changes in exchange rates, which had the effect of increasing sales by $49.5 million when compared to the prior fiscal year period. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 2.4% due primarily to the decrease in sales at existing stores partially offset by the additional sales at the 32 new stores opened since January 30, 2010. The decrease in sales at existing stores was due to weak consumer traffic and lower hardware sales as a result of lower price points when compared to fiscal 2010.

Segment operating earnings in the 13 and 39 weeks ended October 29, 2011 decreased by $3.2 million and $3.5 million, respectively, when compared to the 13 and 39 weeks ended October 30, 2010. The decrease in segment operating earnings was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. The decrease in operating earnings was partially offset by the favorable impact of changes in exchange rates, which had the effect of increasing operating earnings by $0.1 million and $1.1 million, respectively, in the 13 and 39 weeks ended October 29, 2011 when compared to the 13 and 39 weeks ended October 30, 2010.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. As of October 29, 2011, the European segment operated 1,408 stores compared to 1,343 stores as of October 30, 2010. For the 13 and 39 weeks ended October 29, 2011, European sales increased 7.3% and 9.5%, respectively, compared to the 13 and 39 weeks ended October 30, 2010. The increase in sales was primarily due to the favorable impact of changes in exchange rates, which had the effect of increasing sales by $17.8 million and $79.5 million, respectively, in the 13 and 39 weeks ended October 29, 2011 when compared to the prior fiscal year periods. Excluding the impact of changes in exchange rates, sales in the European segment increased 2.6% and 1.6%, respectively, in the 13 and 39 weeks ended October 29, 2011 when compared to the prior fiscal year periods. The increase in sales was primarily due to the additional sales at the 117 and 158 stores opened since July 31, 2010 and January 30, 2010, respectively, offset by a decrease in sales at existing stores. The decrease in sales at existing stores was due to weak consumer traffic from continued macroeconomic weakness when compared to the prior fiscal year.

Segment operating earnings in Europe for the 13 weeks ended October 29, 2011 decreased $3.1 million compared to the 13 weeks ended October 30, 2010. The decrease in operating earnings was primarily driven by the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation and the negative effect of changes in exchange rates. The unfavorable impact of changes in exchange rates had the effect of decreasing operating earnings by $0.4 million when compared to the prior fiscal year period. Segment operating earnings for the 39 weeks ended October 29, 2011 decreased by $5.6 million compared to the 39 weeks ended October 30, 2010 to a loss of $1.3 million. The decrease in operating earnings was primarily due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation and the negative impact of changes in exchange rates. The unfavorable impact of changes in exchange rates had the effect of decreasing operating earnings by $1.6 million when compared to the prior fiscal year period. Excluding the effect of exchange rate changes from the prior year fiscal period, segment operating earnings for the 39 weeks ended October 29, 2011 would have been $0.2 million.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended October 29, 2011, cash provided by operations was $211.0 million, compared to cash used in operations of $84.3 million during the 39 weeks ended October 30, 2010. The change in cash flow from operations of $295.3 million was primarily due to a decrease in cash used for working capital purposes of $272.0 million, primarily driven by lower inventory purchases in the 39 weeks ended October 29, 2011 and the related effects on payments of accounts payable. The lower inventory purchases were due to better in-stock positions coming out of the fiscal 2010 holiday selling season, particularly hardware inventory which was in short supply at the end of the 52 weeks ended January 30, 2010 (“fiscal 2009”) and inventory management. Inventory turnover was relatively consistent for the 39 weeks ended October 29, 2011 compared to the 39 weeks ended October 30, 2010. Also contributing to the change in cash flows from operating activities for the 39 weeks ended October 29, 2011 compared to the 39 weeks ended October 30, 2010 was the increase in accrued liabilities, including customer liabilities, related to the launch of several hot new video games in November 2011 and the growth of the Company’s PowerUp Rewards program. The increase in cash used for income taxes in the 39 weeks ended October 29, 2011 compared to the 39 weeks ended October 30, 2010 was primarily due to the timing of estimated income tax payments.

Cash used in investing activities was $162.8 million and $183.6 million during the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. During the 39 weeks ended October 29, 2011, $127.3 million of cash was used primarily to invest in information systems, distribution center capacity and e-commerce, digital and loyalty program initiatives and to open new stores in the U.S. and internationally. During the 39 weeks ended October 30, 2010, $141.6 million of cash was used primarily to open new stores in the U.S. and internationally and to invest in information systems and e-commerce, digital and loyalty program initiatives. In addition, during the 39 weeks ended October 29, 2011 and the 39 weeks ended October 30, 2010, the Company used $27.9 million and $38.1 million, respectively, for acquisitions in support of the Company’s digital initiatives.

Cash used in financing activities was $327.6 million and $458.3 million for the 39 weeks ended October 29, 2011 and October 30, 2010, respectively. The cash used in financing activities for the 39 weeks ended October 29, 2011 was primarily due to the repurchase of $216.9 million of treasury shares and the repurchase of $125 million in principal value of the Company’s senior notes pursuant to the Board of Directors’ $500.0 million authorization in February 2011. Of this amount, $22.0 million of cash was used to settle treasury share purchases that were initiated prior to January 29, 2011. In addition, for the 39 weeks ended October 29, 2011, $14.5 million of cash was received due to the issuance of shares relating to stock option exercises and the Company borrowed $35 million against its Revolver (as defined below) and subsequently repaid the borrowings before October 29, 2011. The cash used in financing activities for the 39 weeks ended October 30, 2010 was primarily due to the repurchase of $286.8 million of treasury shares pursuant to the Board of Directors’ $300.0 million authorization in January 2010 and $300.0 million additional authorization in September 2010 and the repurchase of $200.0 million in principal value of the Company’s senior notes. In addition, for the 39 weeks ended October 30, 2010, $10.1 million of cash was received due to the issuance of shares relating to stock option exercises.

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

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company’s prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to January 2016 reduces our exposure to potential tightening in the credit markets.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the LIBO rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of October 29, 2011, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of October 29, 2011, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 29, 2011, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.7 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an Indenture, dated September 28, 2005 (the “Indenture”), by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new trustee (the “Trustee”) for the Notes.

The Senior Notes bear interest at 8.0% per annum, mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount is being amortized using the effective interest method. As of October 29, 2011, the unamortized original issue discount was $0.3 million. The Issuers pay interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity.

The Indenture contains affirmative and negative covenants customary for such financings, including, among other things, limitations on (1) the incurrence of additional debt, (2) restricted payments, (3) liens, (4) sale and leaseback transactions and (5) asset sales. The debt limitation under the Indenture does not provide an effective restriction on the amount the Company may borrow under current or foreseeable circumstances. Events of default provided for in the Indenture include, among other things, failure to pay interest or principal on the Notes, other breaches of covenants in the Indenture, and certain events of bankruptcy and insolvency. As of October 29, 2011, the Company was in compliance with all covenants associated with the Revolver and the Indenture.

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

As of October 29, 2011, there was no long-term debt outstanding and short-term debt consisted of the $125 million in Senior Notes maturing October 1, 2012, gross of the unamortized original issue discount of $0.3 million. As of October 30, 2010, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 197 stores in the 39 weeks ended October 29, 2011 and expects to open approximately 280 stores in fiscal 2011. Capital expenditures for fiscal 2011 are projected to be approximately $170 million, to be used primarily to fund new store openings, remodel stores and invest in digital, loyalty, and distribution and information systems in support of operations.

Between May 2006 and October 2010, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and $400 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $6.0 million for the 39-week period ended October 30, 2010, which consisted of the premium paid to retire the Notes and the write-off of deferred financing fees and original issue discount on the retired Senior Notes.

In January 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased was 6.1 million for an average price per share of $20.12. Of these shares, $64.6 million of treasury share purchases were settled at the beginning of fiscal 2010. During the 39 weeks ended October 30, 2010, the Company repurchased an additional 11.7 million shares for an average price per share of $19.42. In September 2010, the Board of Directors of the Company approved an additional $300.0 million share repurchase program authorizing the Company to repurchase its common stock. For the remainder of fiscal 2010, the Company purchased an additional 5.4 million shares for an average price per share of $20.77. Of these shares, $22.0 million of treasury share purchases were settled at the beginning of fiscal 2011.

In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of October 29, 2011, the Company has repurchased $194.9 million of common stock, representing 9.2 million shares at an average purchase price of $21.16 per share, and $125.0 million of the Senior Notes, leaving $180.1 million remaining under the February 2011 authorization. The $125.0 million of Senior Notes was retired on October 1, 2011. The associated loss on the retirement of debt was $0.6 million for the 39-week period ended October 29, 2011, which consisted of the write-off of deferred financing fees and original issue discount on the retired Senior Notes.

On November 15, 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes, replacing the remaining $180.1 million authorization. Under the repurchase program, the Company may purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. The timing and actual amount of debt or share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. On November 15, 2011, at the direction of the Company, the Trustee, under the Indenture, gave notice to the holders of the Senior Notes that on December 16, 2011 (the “Redemption Date”), the Company will redeem all of the remaining Senior Notes outstanding, in an aggregate principal amount of $125.0 million, pursuant to the Indenture’s optional redemption provisions. The redemption price for the redeemed Senior Notes will be 100% of the principal amount plus all accrued and unpaid interest to the Redemption Date.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 39 week periods ended October 29, 2011, the Company recognized a $1.7 million loss and $0.2 million gain, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. This loss and gain were offset by gains related to the re-measurement of intercompany loans and foreign currency assets and liabilities of $1.4 million and $1.3 million, respectively, for the 13 and 39 week periods ended October 29, 2011. The aggregate fair value of the Foreign Currency Contracts as of October 29, 2011 was a net asset of $1.2 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of October 29, 2011 would result in a (loss) or gain in value of the forwards, options and swaps of ($22.4) million or $22.4 million, respectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended October 29, 2011 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
July 31 through August 27, 2011	1,154,800	$21.65	1,154,800	$322.6
August 28 through October 1, 2011	770,575	$22.76	770,575	$180.1
October 2 through October 29, 2011	—	$—	—	$180.1

Total	1,925,375	$22.09	1,925,375

(1)

In February 2011, our Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. In November 2011, the Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012, replacing the remaining $180.1 million authorization. The November 2011 $500 million authorization has no expiration date. Of the $500 million authorization, $125.0 million will be used to redeem the remaining senior notes on December 16, 2011.

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

Exhibit Number	Description
10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(17)
10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(19)
10.31

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)
10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
10.34	2011 Incentive Plan.(21)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Date: December 7, 2011

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: December 7, 2011

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

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)
10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
10.34	2011 Incentive Plan.(21)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.