Form 10-K
period 2012-01-28
GameStop Corp.
filed 2012-03-27
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 28, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File No. 1-32637

GameStop Corp.

(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway	76051
Grapevine, Texas	(Zip Code)
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $3,307,000,000, based upon the closing market price of $23.58 per share of Class A Common Stock on the New York Stock Exchange as of July 29, 2011.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 22, 2012: 133,980,946

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2011 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise. As of January 28, 2012, GameStop’s retail network and family of brands include 6,683 Company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; and a digital PC distribution platform available at www.gamestop.com/pcgames.

In the fiscal year ended January 28, 2012, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 6,683 stores, 4,503 stores are included in the United States segment and 346, 411 and 1,423 stores are included in the Canadian, Australian and European segments, respectively. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories, which we refer to as video game products, and PC entertainment software and related accessories. Our used video game products provide a unique value proposition to our customers, and our purchasing of used video game products provides our customers with an opportunity to trade in their used video game products for store credits and apply those credits towards other merchandise, which in turn, increases sales. We also sell various types of digital products, including network point cards, prepaid digital and online timecards and digitally downloadable software. Our products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments, language translations and the timing of roll-outs of newly developed technology enabling the sale of new products, such as digitally downloadable content. Stores in all segments are similar in size at an average of approximately 1,400 square feet. Our corporate office and one of our distribution facilities are housed in a 519,000 square foot facility in Grapevine, Texas.

The Company is a Delaware corporation which, through a predecessor, began operations in November 1996.

Disclosure Regarding Forward-looking Statements

This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally, and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	alternate sources and means of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third party litigation;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in this Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for video game products and PC entertainment software exceeded $33 billion in 2011 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $17.0 billion market in the United States in 2011, the majority of which was attributable to video game products, excluding sales of used video game products. International Development Group, a market research firm (“IDG”), estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $13.5 billion in Europe in 2011. For 2011, the NPD Group reported that video game retail sales were approximately $1.5 billion in Canada and $1.5 billion in the Australian market.

Based on internal estimates compiled from a group of expert third-party sources, we believe the North American market for digital game sales, including mobile, social, console and PC games, was approximately $6 billion in 2011 and this market is expected to grow to approximately $10.6 billion by 2015.

New Video Game Products.    The Entertainment Software Association (“ESA”) estimates that 65% of all American households play video or computer games. We expect the following trends in sales of video game products:

•	Video Game Hardware. Today’s gaming consoles include the Sony PlayStation 3, the Nintendo Wii and Microsoft Xbox 360, which all launched between 2005 and 2007. These console technologies have evolved considerably through several generations since the introduction of video game consoles in the 1980s. The typical cycle for hardware consoles lasts approximately five years and during each cycle it is typical for the price of the hardware consoles to decline over time. This cycle of consoles is longer than previous cycles and as a result sales have declined in recent years and there is uncertainty regarding future consumer demand for existing products. At this time, Nintendo has announced that the Wii U will be launched in late 2012 as the next generation of the Wii. The Company does not have definitive information regarding plans by Microsoft or Sony to introduce new consoles. Given this uncertainty, the Company expects that demand for new console hardware will continue to decline until new consoles are introduced.

In addition, portable handheld video game devices have evolved to the Nintendo 3DS, which was introduced in March 2011, and the Sony PlayStation Vita, which was introduced in February 2012. The market for handheld devices has declined in recent years as the proliferation of smart phones and other mobile devices and digitally downloadable mobile video games offer video game players alternative ways to play games.

•

Video Game Software.    Sales of video game software generally increase as next-generation platforms mature and gain wider acceptance. Sales of video game software are dependent upon manufacturers and third-party publishers developing and releasing game titles for existing game platforms. In recent years the number of new games introduced each year has declined and the market for video game sales has also declined each year. This trend is expected to continue until new consoles are introduced.

Used Video Game Products.    As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for used video game hardware and software has developed. Based on reports published by the NPD Group, we believe that, as of December 2011, the installed base of video game hardware systems in the United States, based on original sales, totaled over 275 million units of handheld and console video game systems and grew by 26 million units in 2011. According to IDG, the installed base of hardware systems as of November 2011 in Europe was approximately 173 million units and grew by 20 million units in 2011. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal Company estimates, we believe that the installed base of video game software units in the United States currently exceeds 2.2 billion units. As the substantial installed base of video game hardware and software continues to expand, there is a growing demand for used video game products.

PC Entertainment Software.    PC entertainment software is generally played on multimedia PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. Trends in sales of PC entertainment software are largely dependent upon introductions of hit titles, which are typically limited to one or two per year.

Casual Games.    The casual game market consists primarily of digital games and has grown rapidly over the last few years. Casual games are generally defined as simple, easy-to-use, free or very low-priced games played through the internet in Web browsers, on dedicated gaming Web sites or on mobile phones or other mobile devices. Casual games cost less to develop and distribute than a traditional console video game and are often supported by in-game advertising or user-purchased premium content. The typical casual gamer is predominantly female and older than a traditional console video game player.

Business and Growth Strategy

Our goal is to continue to be the world’s largest multichannel retailer of new and used video game products and PC entertainment software and expand our business into the mobile device category to provide the best video game content to our customers anytime, anywhere and on any device. We plan to strengthen that position by executing the following strategies:

Increase Market Share and Expand our Market Leadership Position.    We plan to increase our sales by increasing market share by increasing awareness of the GameStop brand and membership in our loyalty program, expanding our sales of used video game products and expanding our market leadership position by focusing on the launch of new hardware platforms as well as physical and digital software titles.

•

Increase GameStop Brand Awareness and Loyalty Membership.    Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores acquired in France. In 2007, GameStop introduced its new brand tagline “Power to the Players” and launched a television, radio and newspaper advertising campaign to increase awareness of the GameStop brand. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by the GameStop PowerUp Rewards loyalty program and our Web sites. The PowerUp Rewards loyalty program was launched in 2010 and offers our customers the ability to sign-up for a free or paid membership that offers points earned on purchases which can be redeemed for discounts or merchandise. Through PowerUp Rewards, our customers have access to unique, video-game related rewards unavailable through any other retailer. The program’s paid membership also includes a subscription to Game Informer magazine, additional discounts on used merchandise in our stores and additional credit on trade-ins of used games. As of January 28, 2012, we had 15.9 million members in the PowerUp Rewards program, approximately half of which were paid members. In total, our loyalty programs around the world had over 22 million members. Our Web sites allow our customers to buy games online, reserve or pick-up merchandise in our stores and to learn about the latest video game products and PC entertainment software and their availability in our stores. We intend to increase customer awareness of our brands. In connection with our brand-building efforts, in each of the last three fiscal years, we increased the amount of media advertising in targeted markets. In the 53 weeks ending February 2, 2013 (“fiscal 2012”), we plan to continue to aggressively promote the GameStop PowerUp Rewards loyalty program and increase brand awareness over a broader demographic area in order to promote our unique buying experience in-store for new and used hardware and software, trade-ins of used video game products and to leverage our Web sites at www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk, www.micromania.fr and www.gameinformer.com, the online video gaming Web site www.kongregate.com and our digital PC distribution platform available at www.gamestop.com/pcgames.

•

Increase Sales of Used Video Game Products.    We believe we are the largest retailer of used video game products in the world and carry the broadest selection of used video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase used video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our used video game products from trade-ins made in our stores by our customers. We will continue to expand the selection and availability of used video game products in our stores. Used video game products generate significantly higher gross margins than new video game products. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying used video game products at our stores through increased marketing activities and the use of both broad and targeted marketing to our PowerUp Rewards members. We expect the continued sale of new platform technology and software to drive trade-ins of older video game products, thereby expanding our supply of used video game products.

•

Expand our Digital Growth Strategy to Protect and Expand our Market Leadership Position.    We expect that future growth in the video game industry will be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox Live, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards and digitally downloadable software. We operate an online video game platform called Kongregate.com and we acquired a digital PC distribution platform, Impulse, and a streaming technology company, Spawn Labs, during the 52 weeks ended January 28, 2012 (“fiscal 2011”). We continue to make significant investments in e-commerce, digital delivery systems, online video game aggregation, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. In fiscal 2011, we grew our digital product receipts by 57%.

•

Store Opening/Closing Strategy.    The Company has an analysis-driven approach to store opening and closing decisions. We intend to continue to open new stores in targeted markets where we do not currently have a presence and can take market-share from uncontested competitors, as well as in markets in which we already operate where we have a demonstrated track record of successful new store openings and have realized returns on invested capital that have exceeded our internal targets. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact. On average, our new stores opened in the past three fiscal years have had a return of original investment of less than two years. We will be aggressive in the analysis of our existing store base to determine optimal levels of profitability and close stores where profitability goals are not being met or where we can attempt to transfer sales to other nearby existing stores and increase overall profits. We utilize our PowerUp Rewards loyalty program information to determine areas that are currently underserved and also utilize our database to ensure a high customer transfer rate from closing locations to existing locations. We opened 285 new stores and closed 272 stores in fiscal 2011, decreasing the number of stores we opened and significantly increasing the number of stores we closed compared to previous years. We opened 359 new stores and closed 139 stores in the 52 weeks ended January 29, 2011 (“fiscal 2010”). We opened 388 new stores and closed 145 stores in the 52 weeks ended January 30, 2010 (“fiscal 2009”). We plan to open approximately 150 new stores and close approximately 200 stores in fiscal 2012.

Targeting a Broad Audience of Game Players.    We have created store and online environments targeting a broad audience, including the electronic game enthusiast, the casual gamer and the seasonal gift giver. Our stores focus on the electronic game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced used video game products. Our stores offer the opportunity to trade in used video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales. Our online properties, including e-commerce sites and Kongregate.com, continue to evolve to meet the needs of consumers looking to research or buy traditional boxed product video games, download the latest PC games or play browser and casual games on their PCs or mobile devices.

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

Kongregate.com serves as a destination for gamers seeking the latest in online game play with over 50,000 games from over 14,000 developers in a social environment in which gamers can connect with their friends and compare achievements. Many of the favorite Kongregate games are available through the Kongregate app for use on mobile devices.

Consistently Achieving High New Release Market Share.    We focus marketing efforts and store associates on driving the sale of new release video game products, both physical and digital. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market and consistently in stock for new physical and digital video game products and PC entertainment software. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly and capture significant market share immediately following new product launches, we believe that we regularly receive a large allocation of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our Web sites prior to their release.

Expand our Mobile Business.    In 2011, we began a new category of business which we refer to as Mobile. We define the mobile category as buy-sell-trade of mobile devices, including gaming tablets, and related services for those devices. We began to take trades of pre-owned iPods®, iPhones® and iPads® (which we refer to collectively as “iDevices”) in our U.S. stores and in certain stores in other markets. We believe taking trades of used iDevices is a logical extension of our expertise in buying, selling and trading of used video game products. We use our centralized refurbishment center to refurbish these devices and then re-sell them in our stores. As of January 28, 2012, we were selling used iDevices in approximately 460 U.S. stores and on our Web site at www.gamestop.com. We also began selling a small variety of tablets in 200 of our U.S. stores which come preloaded with several digital games designed for play on tablets. As the proliferation of smart phones and tablets continues and those devices are increasingly used for playing digital games, the market for such devices and the marketing of related games provides us opportunities to grow our revenues and profits.

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

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, and a digital PC game distribution platform available at www.gamestop.com/pcgames. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 13 European countries.

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

Merchandise

Substantially all of our revenues are derived from the sale of tangible products; however, we also sell downloadable software and subscription, time and points cards which do not involve physical product. Our product offerings consist of new and used video game products, PC entertainment software, and related products, such as video game accessories and strategy guides, as well as new and used mobile devices such as tablets, phones and music players. Our in-store inventory generally consists of a constantly changing selection of over 4,500 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Hardware.    We offer the video game platforms of all major manufacturers, including the Sony PlayStation 3 and PSP, Microsoft Xbox 360 and Kinect, the Nintendo DSi, DSi XL, 3DS and Wii. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. Due to our strong relationships with the manufacturers of these platforms, we often receive disproportionately large allocations of new release hardware products, which is an important component of our strategy to be the destination of choice for electronic game players. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

Video Game Software.    We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as over 50 third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 800 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. In 2010, we began selling digitally downloadable add-on content developed by publishers for existing games.

Used Video Game Products.    We believe we are the largest retailer of used video games in the world. We provide our customers with an opportunity to trade in their used video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,100 SKUs) of used video game titles which have an average price of $18 as compared to an average price of $39 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of used video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our used video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

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

Mobile Products.    In 2011, we began a new category of business which we refer to as Mobile. We began to take trades of pre-owned iPods®, iPhones® and iPads® in our U.S. stores and in certain stores in other markets. We also began selling a small variety of tablets in 200 of our U.S. stores which come preloaded with several digital games designed for play on tablets.

Store Operations

As of January 28, 2012, we operated 6,683 stores, primarily under the names GameStop, EB Games and Micromania. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

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

Site Selection and Locations

Site Selection.    Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Most of our stores are located in highly visible locations within malls and strip centers. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.

Locations.    The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of January 28, 2012:

United States	Number of Stores
Alabama	74
Alaska	7
Arizona	86
Arkansas	35
California	469
Colorado	67
Connecticut	56
Delaware	16
District of Columbia	3
Florida	294
Georgia	136
Guam	2
Hawaii	24
Idaho	17
Illinois	194
Indiana	96
Iowa	33
Kansas	37
Kentucky	74
Louisiana	72
Maine	13
Maryland	107
Massachusetts	102
Michigan	126
Minnesota	58
Mississippi	46
Missouri	75
Montana	9
Nebraska	20
Nevada	44
New Hampshire	27
New Jersey	156
New Mexico	26
New York	262
North Carolina	140
North Dakota	7
Ohio	186
Oklahoma	49
Oregon	37
Pennsylvania	221
Puerto Rico	46
Rhode Island	15
South Carolina	71
South Dakota	9
Tennessee	101
Texas	384
Utah	29

United States	Number of Stores
Vermont	5
Virginia	151
Washington	82
West Virginia	34
Wisconsin	65
Wyoming	8

Sub-total for United States	4,503

International	Number of Stores
Canada	346
Australia	372
New Zealand	39

Sub-total for Australia	411

Austria	27
Denmark	42
Finland	19
France	391
Germany	208
Ireland	51
Italy	420
Norway	51
Portugal(1)	13
Spain	116
Sweden	65
Switzerland	19
United Kingdom(1)	1

Sub-total for Europe	1,423

Sub-total for International	2,180

Total stores	6,683

(1)

By January 28, 2012, the Company had negotiated agreements with landlords to terminate all remaining store leases in its Portugal and United Kingdom markets. All stores in these markets were closed early in the first quarter of fiscal 2012.

Game Informer

We publish Game Informer, a monthly video game magazine and Web site featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our stores throughout most of the world. Game Informer magazine is the fourth largest consumer publication in the U.S. and for its December 2011 issue, the magazine had over 7.2 million paid print subscribers and over 850 thousand paid digital magazine subscribers. Game Informer is a part of the PowerUp Rewards Pro loyalty program as a key feature of each paid PowerUp Rewards membership. We also operate the Web site www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. In 2011, the Web site averaged over 2.1 million monthly unique visitors. Game Informer revenues are also generated through the sale of advertising space in Game Informer magazine and on

www.gameinformer.com. English version results from Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.

E-Commerce

We operate several electronic commerce Web sites in various countries, including www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr, that allow our customers to buy video game products and other merchandise online and, in some cases, allow customers to reserve merchandise and then pick it up in stores. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. E-commerce results are included in the geographic segment where the sales originate.

Kongregate

In August 2010, we purchased Kongregate Inc., the operator of online video gaming site www.kongregate.com, which offers free-to-play video games to over 15 million unique visitors per month. Kongregate earns revenues from in-game advertising and offering game players the opportunity to advance their game play with in-game transactions (called micro-transactions). Kongregate has a proprietary virtual currency called Kreds which can be purchased and then used to pay for in-game transactions. Over 14,000 developers have uploaded more than 50,000 games to Kongregate.com that have been played nearly 2 billion times.

Spawn Labs

In March 2011, we purchased Spawn Labs, Inc. (“Spawn Labs”), a streaming technology company. Spawn Labs brings to the Company patented technology and a talented team of technologists with unique game streaming and virtualization expertise. It adds to the Company’s growing digital game products and services.

Impulse

In May 2011, we purchased Impulse Inc. (“Impulse”), a digital PC distribution platform available at www.gamestop.com/pcgames, which offers PC video games for purchase. Impulse allows users to quickly and easily find their favorite games from a library of over 1,100 titles and download them to their Internet-connected devices.

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

In fiscal 2010, we launched our new PowerUp Rewards loyalty program in the United States which gives our customers the ability to sign-up for a free or paid membership that offers points earned on purchases in our stores, on our U.S. Web site and on Kongregate.com, which can be redeemed for discounts or merchandise. The program’s paid tier also includes a subscription to Game Informer magazine, additional discounts on selected merchandise and additional credit on trade-ins in our stores. This program is designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our PowerUp Rewards program provides members with the opportunity to earn one-of-a-kind video game related rewards not available through any other retailer. Vendors also participate in this program to increase the sales of their individual products. We also have loyalty programs in France, Australia and Spain. Our various loyalty programs total over 22 million members.

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

Digital Distribution.    We have developed proprietary technology to work in conjunction with developers, as well as Microsoft and Sony to enable us to sell digitally distributed game content in our stores, through our in-store kiosks and on our e-commerce sites. The downloadable content typically available today consists of add-on content developed by publishers for existing games.

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

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences at which we operate intense educational training programs to provide our employees with information about the video game products that will be released by publishers in the holiday season. All video game software publishers are invited to attend the conferences.

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, four vice presidents of stores and 32 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 15 stores. In total, there are approximately 305 districts. Our international operations are managed by a senior executive, with stores in Europe managed by three senior vice presidents and managing directors in each region and our stores in Australia and Canada each managed by a vice president. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.

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

Vendors

We purchase substantially all of our new products worldwide from approximately 75 manufacturers and software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 86% of our new product purchases in fiscal 2011. Only Microsoft, Nintendo, Sony, Electronic Arts and Activision (which accounted for 17%, 16%, 15%, 13%, and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2011. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

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

In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”). Competitors in Europe include Game Group plc (“Game Group”) and its subsidiaries, which operate in the United Kingdom, Ireland, Scandinavia, France, Spain and Portugal, and Media Markt and Carrefour, which operate throughout Europe, and other regional hypermarket chains. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include Game Group, K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2011, we generated approximately 37% of our sales and approximately 53% of our operating earnings during the fourth quarter. During fiscal 2010, we generated approximately 39% of our sales and approximately 57% of our operating earnings during the fourth quarter.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Kongregate,” “Power to the Players,” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 17,000 full-time salaried and hourly employees and between 33,000 and 54,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.

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

Risks Related to Our Business

If economic conditions do not improve, demand for the products we sell may decline.

Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. In recent years, poor worldwide economic conditions have led consumers to delay or reduce discretionary spending, including purchases of the products we sell. If conditions do not improve, these delays or reductions may continue, which could negatively impact our business, results of operations and financial condition.

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

We depend on major hardware manufacturers, primarily Microsoft, Sony and Nintendo, to deliver new and existing video game platforms and new innovations on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

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

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Microsoft, Nintendo, Sony, Electronic Arts and Activision, which accounted for 17%, 16%, 15%, 13% and 11%, respectively, of our new product purchases in fiscal 2011. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Game Group, Carrefour and Media Markt; toy retail chains; mail-order businesses; catalogs; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages, including non-taxability of sold merchandise. In addition, video game products and content are increasingly being digitally distributed and new competitors are entering the marketplace such as OnLive and Gaikai which are built to take advantage of these new capabilities, and other methods may emerge in the future. We also compete with other sellers of used video game products and other PC software distribution companies, including Steam. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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

We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets often differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns, specifically in the regions in which we operate;

•	currency exchange rate fluctuations;

•	international incidents;

•	natural disasters;

•	government instability; and

•	competitors entering our current and potential markets.

Our operations in Europe are also subject to risks associated with the current economic conditions and uncertainties in the European Union (“EU”). European and global economic conditions have already been negatively impacted by the ability of certain EU member states to service their sovereign debt obligations. Additionally, there continues to be uncertainty over the possibility that other EU member states may experience similar financial troubles, the ultimate outcome of the EU governments’ financial support programs, the possible breakup or restructuring of the EU and the possible elimination or restructuring of the EU monetary system. These continued uncertainties could further disrupt European and global economic conditions. Unfavorable economic conditions could negatively impact consumer demand for our products. These factors could have an adverse effect on our business, results of operations and financial condition.

We are also subject to risks that our operations outside the United States could be conducted by our employees, contractors, representatives or agents in ways that violate the Foreign Corrupt Practices Act or other similar anti-bribery laws. While we have policies and procedures intended to ensure compliance with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions. Any violations of those laws by any of those persons could have a negative impact on our business.

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

Restrictions on our ability to take trade-ins of and sell used video game products or used mobile devices could negatively affect our financial condition and results of operations.

Our financial results depend on our ability to take trade-ins of, and sell, used video game products and used mobile devices within our stores. Actions by manufacturers or publishers of video game products or mobile devices or governmental authorities to limit our ability to take trade-ins or sell used video game products or mobile devices could have a negative impact on our sales and earnings.

If we fail to keep pace with changing industry technology, we will be at a competitive disadvantage.

The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and product obsolescence. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking Web sites and other devices. In order to continue to compete effectively in the video game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer.

Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.

While it is currently only possible to download a limited amount of video game content to the current generation video game systems and downloading is constrained by bandwidth capacity, this technology is becoming more prevalent and continues to evolve rapidly. If advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our sales and earnings could decline. While the Company is currently pursuing various strategies to integrate these new delivery methods and competing content into the Company’s business model, including hiring employees with experience in digital gaming and making investments in and acquisitions of digital gaming, streaming and technology-based companies, we can provide no assurances that these strategies will be successful or profitable.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2011, we generated approximately 37% of our sales and approximately 53% of our operating earnings during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing and allocations of new product releases;

•	the timing of new store openings or closings;

•	shifts in the timing of certain promotions;

•	the effect of changes in tax rates in the jurisdictions in which we operate;

•	acquisition costs and the integration of companies we acquire or invest in;

•	the mix of earnings in the countries in which we operate;

•	the costs associated with the exit of unprofitable markets or stores; and

•	changes in foreign currency exchange rates.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 285 stores in fiscal 2011 and expect to open approximately 150 new stores in fiscal 2012. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

•	the ability to identify new store locations, negotiate suitable leases and build out the stores in a timely and cost efficient manner;

•	the ability to hire and train skilled associates;

•	the ability to integrate new stores into our existing operations; and

•	the ability to increase sales at new store locations.

Our growth will also depend on our ability to process increased merchandise volume resulting from new store openings through our inventory management systems and distribution facilities in a timely manner. If we fail to manage new store openings in a timely and cost efficient manner, our growth or profits may decrease.

Failure to execute our strategy to close stores and transfer customers and sales to nearby stores could adversely impact our financial results.

Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our sales and profitability could be adversely affected.

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

We have made and may make investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.

To enhance our efforts to grow and compete, we have made and continue to make investments and acquisitions. These activities include investments in and acquisitions of digital, browser, social and mobile gaming and technology-based companies as the delivery methods for video games continue to evolve. Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we acquire in the future, have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected. Integration of digital, browser, social and mobile gaming and technology-based companies may be particularly challenging to us as these companies are outside of our historical operating expertise.

We may not compete effectively as browser, mobile and social gaming becomes more popular.

Gaming continues to evolve rapidly. The popularity of browser, mobile and social gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held devices we currently sell. If we are unable to respond to this growth in popularity of browser, mobile and social games and transition our business to take advantage of these new forms of gaming, our financial position and results of operations could suffer. The Company has been and is currently pursuing various strategies to integrate these new forms of gaming into the Company’s business model, but we can provide no assurances that these strategies will be successful or profitable.

Data breaches involving customer or employee data stored by us could adversely affect our reputation and revenues.

We store confidential information with respect to our customers and employees. A breach of the systems storing personal account information and other sensitive data could lead to fraudulent activity resulting in claims and lawsuits against us in connection with data security breaches. Also, the interpretation and enforcement of data protection laws in the United States, Europe and elsewhere are uncertain and, in certain circumstances, contradictory. These laws may be interpreted and enforced in a manner that is inconsistent with our policies and practices. If we are subject to data security breaches or government-imposed fines, we may have a loss in sales or be forced to pay damages or other amounts, which could adversely affect profitability, or be subject to substantial costs related to compliance. In addition, any damage to our reputation resulting from a data breach could have an adverse impact on our revenues and future growth prospects, or increase costs arising from the implementation of enhanced security measures.

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

We may not pay cash dividends on our common stock in the future.

We initiated our first cash dividend on our common stock during fiscal 2012. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict our ability to pay dividends, the payment of dividends is within the discretion of our Board of Directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board of Directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

Risks Relating to Our Indebtedness

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

The terms of our senior credit facility impose significant operating and financial restrictions on us.

The terms of our senior credit facility impose significant operating and financial restrictions on us. These restrictions, among other things, limit GameStop’s ability to:

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

We may incur additional indebtedness in the future, which may adversely impact our financial condition and results of operations.

We may incur additional indebtedness in the future, including additional secured indebtedness. Our senior credit facility restricts us from incurring additional indebtedness and is subject to important exceptions and qualifications. Such future indebtedness may have restrictions similar to or more restrictive than those contained in our senior credit facility. The incurrence of additional indebtedness could impact our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

All of our stores are leased. Store leases typically provide for an initial lease term of three to seven years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability.

The terms of the store leases for the 6,683 leased stores open as of January 28, 2012 expire as follows:

Lease Terms to Expire During	Number of Stores
(12 Months Ending on or About January 31)
Expired and in negotiations	17
2012	1,634
2013	2,268
2014	1,047
2015	551
2016 and later	1,166

6,683

At January 28, 2012, the Company owned or leased office and distribution facilities, with lease expiration dates ranging from 2012 to 2021 and an average remaining lease life of approximately four years, in the following locations:

Location	Square Footage	Owned or Leased	Use
United States
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Irving, Texas, USA	19,000	Leased	Administration
Minneapolis, Minnesota, USA	15,000	Leased	Administration
Austin, Texas, USA	9,000	Leased	Administration
West Chester, Pennsylvania, USA	6,100	Leased	Administration
San Francisco, California, USA	5,300	Leased	Administration
Canada
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Brampton, Ontario, Canada	59,000	Leased	Distribution and administration
Australia
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Auckland, New Zealand	13,000	Leased	Distribution and administration
Europe
Arlov, Sweden	80,000	Owned	Distribution and administration
Milan, Italy	120,000	Owned	Distribution and administration
Memmingen, Germany	67,000	Owned	Distribution and administration
Valencia, Spain	22,000	Leased	Distribution
Valencia, Spain	15,000	Leased	Administration
Dublin, Ireland	38,000	Leased	Distribution and administration
Paris, France	78,000	Leased	Distribution
Sophia Antipolis, France	17,000	Leased	Administration

Item 3.	Legal Proceedings

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Price Range of Common Stock

The Company’s Class A common stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”

The following table sets forth, for the periods indicated, the high and low sales prices of the Class A common stock on the NYSE Composite Tape:

	Fiscal 2011
	High	Low
Fourth Quarter	$26.14	$21.46
Third Quarter	$26.66	$18.34
Second Quarter	$28.66	$23.01
First Quarter	$26.94	$19.19

	Fiscal 2010
	High	Low
Fourth Quarter	$23.23	$19.16
Third Quarter	$21.49	$17.70
Second Quarter	$25.31	$17.96
First Quarter	$25.75	$17.12

Approximate Number of Holders of Common Equity

As of March 8, 2012, there were approximately 1,572 record holders of the Company’s Class A common stock, par value $.001 per share.

Dividends

Prior to February 2012, the Company had never declared or paid any dividends on its common stock. In February 2012, the Company declared a quarterly dividend of $0.15 per Class A common share, paid on March 12, 2012 to stockholders of record on February 21, 2012. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility restrict our ability to pay dividends. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Issuer Purchases of Equity Securities

Purchases by the Company of its equity securities during the fourth quarter of the fiscal year ended January 28, 2012 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
October 30 through November 26, 2011	2,018,800	$22.38	2,018,800	$454.8
November 27 through December 31, 2011	—	$—	—	$329.8
January 1 through January 28, 2012	4,100	$22.91	4,100	$329.7

Total	2,022,900	$22.38	2,022,900

(1)

In November 2011, our Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. The authorization has no expiration date. Of the $500 million authorization, $125.0 million was used to redeem the remaining senior notes on December 16, 2011.

GameStop Stock Comparative Performance Graph

The following graph compares the cumulative total stockholder return on our Class A common stock for the period commencing February 2, 2007 through January 27, 2012 (the last trading date of fiscal 2011) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A common stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 2, 2007 and (ii) reinvestment of dividends. The Class A common stock reflects a two-for-one stock split on March 16, 2007.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	2/2/2007	2/1/2008	1/30/2009	1/29/2010	1/28/2011	1/27/2012
GME	100	194.88	91.95	73.36	77.85	90.24
S&P 500 Index	100	96.34	57.02	74.14	88.12	90.88
Dow Jones Specialty Retailers Index	100	90.15	56.49	81.65	108.50	118.58

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009 and February 2, 2008 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 and the “Balance Sheet Data” as of January 28, 2012 and January 29, 2011 are derived from, and are qualified by reference to, our audited financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 31, 2009 and February 2, 2008 and the “Balance Sheet Data” as of January 30, 2010, January 31, 2009 and February 2, 2008 are derived from our audited financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010	52 Weeks Ended January 31, 2009	52 Weeks Ended February 2, 2008
	(In millions, except per share data and statistical data)
Statement of Operations Data:
Sales	$9,550.5	$9,473.7	$9,078.0	$8,805.9	$7,094.0
Cost of sales	6,871.0	6,936.1	6,643.3	6,535.8	5,280.3

Gross profit	2,679.5	2,537.6	2,434.7	2,270.1	1,813.7
Selling, general and administrative expenses	1,842.1	1,698.8	1,633.3	1,444.0	1,181.6
Depreciation and amortization	186.3	174.7	162.6	145.0	130.3
Asset impairments and restructuring charges(1)	81.2	1.5	1.8	1.4	0.4
Merger-related expenses(2)	—	—	—	4.6	—

Operating earnings	569.9	662.6	637.0	675.1	501.4
Interest expense (income), net	19.8	35.2	43.2	38.8	47.7
Debt extinguishment expense	1.0	6.0	5.3	2.3	12.6

Earnings before income tax expense	549.1	621.4	588.5	634.0	441.1
Income tax expense	210.6	214.6	212.8	235.7	152.8

Consolidated net income	338.5	406.8	375.7	398.3	288.3
Net loss attributable to noncontrolling interests	1.4	1.2	1.6	—	—

Consolidated net income attributable to GameStop	$339.9	$408.0	$377.3	$398.3	$288.3

Basic net income per common share(3)	$2.43	$2.69	$2.29	$2.44	$1.82

Diluted net income per common share(3)	$2.41	$2.65	$2.25	$2.38	$1.75

Weighted average shares outstanding — basic(3)	139.9	151.6	164.5	163.2	158.2

Weighted average shares outstanding — diluted(3)	141.0	154.0	167.9	167.7	164.8

Store Operating Data:
Number of stores by segment
United States	4,503	4,536	4,429	4,331	4,061
Canada	346	345	337	325	287
Australia	411	405	388	350	280
Europe	1,423	1,384	1,296	1,201	636

Total	6,683	6,670	6,450	6,207	5,264
Comparable store sales increase (decrease)(4)	(2.1)%	1.1%	(7.9)%	12.3%	24.7%
Inventory turnover	5.1	5.1	5.2	5.8	6.0
Balance Sheet Data:
Working capital	$363.4	$407.0	$471.6	$255.3	$534.2
Total assets	4,847.4	5,063.8	4,955.3	4,483.5	3,775.9
Total debt, net	—	249.0	447.3	545.7	574.5
Total liabilities	1,807.2	2,167.9	2,232.3	2,212.9	1,913.4
Total equity	3,040.2	2,895.9	2,723.0	2,270.6	1,862.4

(1)

The Company’s results of operations for fiscal 2011 include expenses related to asset impairments and restructuring charges of which $37.8 million relates to the impairment of the Micromania trade name, $22.7 million relates to the impairment of investments in non-core businesses and $20.7 million relates to other impairments, termination benefits and facility closure costs. For fiscal years 2007 through 2010, the asset impairments and restructuring charges are related to the impairment charges from the annual evaluation of store property, equipment and other assets.

(2)

The Company’s results of operations for the 52 weeks ended January 31, 2009 include expenses of $4.6 million which were of a one-time or short-term nature associated with the Micromania acquisition, of which $3.5 million related to foreign currency losses on funds used to purchase Micromania.

(3)

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of January 28, 2012, we operated 6,683 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; and a digital PC distribution platform available at www.gamestop.com/pcgames.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended January 28, 2012 (“fiscal 2011”), January 29, 2011 (“fiscal 2010”) and January 30, 2010 (“fiscal 2009”) consisted of 52 weeks.

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo DSi XL was introduced in early 2010 and the Nintendo 3DS was introduced in March 2011. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. New hardware systems are typically introduced every four to six years. The current generation of hardware is now between five and six years old and consumer demand is waning. We expect to see declines in hardware sales in fiscal 2012 and related declines in software sales.

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloaded software, Xbox LIVE, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2012. We have made significant investments in e-commerce, online game development, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Revenue Recognition.    Revenue from the sales of the Company’s products is recognized at the time of sale, net of sales discounts, reduced by a provision for sales returns. Our sales return reserve, which represents the gross profit effect of sales returns, is estimated based on historical return levels. The sales of used video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for the Company’s PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

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

Stock-Based Compensation.    The Company records share-based compensation expense in earnings based on the grant-date fair value of options or restricted stock granted. As of January 28, 2012, the unrecognized compensation expense related to the unvested portion of our stock options and restricted stock was $2.8 million and $10.9 million, respectively, which is expected to be recognized over a weighted average period of 1.1 and 1.7 years, respectively. Note 1 and Note 14 of “Notes to Consolidated Financial Statements” provide additional information on stock-based compensation.

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

Property and Equipment.    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to eight years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Impairment losses recorded by the Company in fiscal 2011 were $11.2 million. Impairment losses recorded in fiscal 2010 and fiscal 2009 were $1.5 million and $1.8 million, respectively.

Goodwill.    Goodwill, aggregating $2,019.0 million, has been recorded as of January 28, 2012 related to various acquisitions. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by the amount of the excess. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2009, fiscal 2010 and fiscal 2011 and concluded that none of its goodwill was impaired. For the fiscal 2011 impairment test, for each of the reporting units, the calculated fair value exceeded the carrying value by more than ten percent. For fiscal 2011, there was a $3.3 million goodwill impairment charge in the United States segment as a result of the exiting of a non-core business. Note 9 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

The Company utilizes a discounted cash flow method to determine the fair value of reporting units. Management is required to make significant judgments based on the Company’s projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates, all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. The impairment testing process is subject to inherent uncertainties and subjectivity, particularly related to sales and gross margins which can be impacted by various factors including the items listed in Item 1A. Risk Factors. While the fair value is determined based on the best available information at the time of assessment, any changes in business or economic conditions could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. While the Company does not anticipate any material changes to the projected undiscounted cash flows underlying its impairment test, many other factors impact the fair value calculation. Since we are required to determine fair value from a hypothetical market participant’s perspective, discount rates used in the analyses may change based on market conditions, regardless of whether the Company’s cost of capital has changed, which could negatively impact the fair value calculation. As we periodically reassess our fair value calculations using currently available market information and internal forecasts, changes in our judgments and other assumptions could result in recording material impairment charges of goodwill or other intangible assets in any of the Company’s reporting units in the future.

Other Intangible Assets and Other Noncurrent Assets.    Other intangible assets consist primarily of trade names, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded primarily as a result of the acquisition of SFMI Micromania SAS (“Micromania”) and the merger with Electronics Boutique Holdings Corp. (the “EB merger”). We record intangible assets apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows.

Trade names which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but they are subject to annual impairment testing. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on the Company’s digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. For additional information related to the Company’s intangible assets, see Note 9 of “Notes to Consolidated Financial Statements.”

Other non-current assets are made up of deposits and deferred financing fees. The deferred financing fees are associated with the Company’s revolving credit facility and the senior notes issued in October 2005 in connection with the financing of the EB merger. The senior notes were redeemed in fiscal 2011. The remaining deferred financing fees with respect to the revolving credit facility are being amortized over five years to match the term of the revolving credit facility.

Indefinite-lived intangible assets are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the intangible assets might be impaired. Similar to the test for goodwill impairment discussed above, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of our Micromania trade name is calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections are internal revenue forecasts, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The primary uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the discount rate. The Company completed its annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2009 and fiscal 2010 and concluded that none of its intangible assets were impaired. The Company completed its annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that its Micromania trade name was impaired due to revenue forecasts that have declined since the initial valuation. As a result, the Company recorded a $37.8 million impairment charge for fiscal 2011.

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

Loyalty Program.    The PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in the Company’s stores and on some of the Company’s Web sites that can be redeemed for rewards that include discounts or merchandise. The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost and the associated balance sheet reserve as points are accumulated by loyalty program members. The two primary estimates utilized to record the balance sheet reserve for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. Management uses historical redemption rates experienced under the loyalty program, prior experience with other customer incentives and data on other similar loyalty programs as a basis to estimate the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on the Company’s most recent actual costs incurred to fulfill points that have been redeemed by its loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. The Company continually evaluates its reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

Lease Accounting.    The Company’s method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) is in conformance with GAAP. For leases that contain predetermined fixed escalations of the minimum rent, we recognize the related rent expense on a straight-line basis and include the impact of escalating rents for periods in which we are reasonably assured of exercising lease options, and we include in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed, or “rent holiday.”

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
Statement of Operations Data:
Sales	100.0%	100.0%	100.0%
Cost of sales	71.9	73.2	73.2

Gross profit	28.1	26.8	26.8
Selling, general and administrative expenses	19.3	18.0	18.0
Depreciation and amortization	2.0	1.8	1.8
Asset impairments and restructuring charges	0.8	—	—

Operating earnings	6.0	7.0	7.0
Interest expense, net	0.2	0.4	0.4
Debt extinguishment expense	—	—	0.1

Earnings before income taxes	5.8	6.6	6.5
Income tax expense	2.2	2.3	2.4

Consolidated net income	3.6	4.3	4.1
Net loss attributable to noncontrolling interests	—	—	0.1

Consolidated net income attributable to GameStop	3.6%	4.3%	4.2%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011		52 Weeks Ended January 30, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
Sales:
New video game hardware	$1,611.6	16.9%	$1,720.0	18.1%	$1,756.5	19.3%
New video game software	4,048.2	42.4%	3,968.7	41.9%	3,730.9	41.1%
Used video game products	2,620.2	27.4%	2,469.8	26.1%	2,394.1	26.4%
Other	1,270.5	13.3%	1,315.2	13.9%	1,196.5	13.2%

Total	$9,550.5	100.0%	$9,473.7	100.0%	$9,078.0	100.0%

Other products include PC entertainment and other software, digital products and currency, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011		52 Weeks Ended January 30, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$113.6	7.0%	$124.9	7.3%	$113.5	6.5%
New video game software	839.0	20.7%	819.6	20.7%	795.0	21.3%
Used video game products	1,221.2	46.6%	1,140.5	46.2%	1,121.2	46.8%
Other	505.7	39.8%	452.6	34.4%	405.0	33.8%

Total	$2,679.5	28.1%	$2,537.6	26.8%	$2,434.7	26.8%

Fiscal 2011 Compared to Fiscal 2010

Sales increased $76.8 million, or 0.8%, to $9,550.5 million in the 52 weeks of fiscal 2011 compared to $9,473.7 million in the 52 weeks of fiscal 2010. The increase in sales was primarily attributable to changes in foreign exchange rates, which had the effect of increasing sales by $140.2 million when compared to the 52 weeks of fiscal 2010 and the increase of non-comparable store sales from the increase in net store count of 233 stores since January 30, 2010, offset partially by a decrease in comparable store sales of 2.1%. The decrease in comparable store sales was primarily due to a decrease in comparable new video game hardware sales as the current generation of hardware platforms continues to age. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales decreased $108.4 million, or 6.3%, from fiscal 2010 to fiscal 2011, primarily due to a decrease in hardware unit sell-through, primarily in the Nintendo Wii and handheld categories, partially offset by the launch of the Nintendo 3DS. New video game software sales increased $79.5 million, or 2.0%, from fiscal 2010 to fiscal 2011, primarily due to changes in foreign exchange rates. Used video game product sales increased $150.4 million, or 6.1%, from fiscal 2010 to fiscal 2011, primarily due to increased promotional efforts using our PowerUp Rewards program and changes in merchandising. Sales of other product categories decreased $44.7 million, or 3.4%, from fiscal 2010 to fiscal 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software titles and the shift in digital sales from inventoriable pre-purchased product, recorded as revenue at the retail price, to non-inventoriable digitally downloadable content, recorded as revenue on a commission basis, offset partially by changes in foreign exchange rates.

As a percentage of sales, new video game software sales and used video game product sales increased, while new video game hardware sales and other product sales decreased, from fiscal 2010 to fiscal 2011. The change in the mix of sales was primarily due to the increase in used video game product sales as discussed above and the decrease in new video game hardware sales due to the continued aging of the current generation of hardware platforms.

Cost of sales decreased by $65.1 million, or 0.9%, from $6,936.1 million in fiscal 2010 to $6,871.0 million in fiscal 2011 as a result of the changes in gross profit discussed below.

Gross profit increased by $141.9 million, or 5.6%, from $2,537.6 million in fiscal 2010 to $2,679.5 million in fiscal 2011. Gross profit as a percentage of sales was 26.8% in fiscal 2010 and 28.1% in fiscal 2011. The gross profit percentage increase was primarily due to the increase in sales of used video game products as a percentage of total sales and the increase in gross profit as a percentage of sales on other products, including the increase in sales of digital products, from fiscal 2010 to fiscal 2011. Gross profit as a percentage of sales on new video game hardware decreased slightly from 7.3% in fiscal 2010 to 7.0% in fiscal 2011. Gross profit as a percentage of sales on new video game software stayed constant at 20.7% for fiscal 2010 and fiscal 2011. Gross profit as a percentage of sales on used video game products increased from 46.2% in fiscal 2010 to 46.6% in fiscal 2011 due to decreased promotional activities in the holiday selling season. Gross profit as a percentage of sales on the other product sales category increased from 34.4% in fiscal 2010 to 39.8% in fiscal 2011 primarily due to a shift in sales to higher margin digital products, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than PC entertainment software and accessories.

Selling, general and administrative expenses increased by $143.3 million, or 8.4%, from $1,698.8 million in fiscal 2010 to $1,842.1 million in fiscal 2011. This increase was attributable to changes in foreign exchange rates which had the effect of increasing expenses by $29.0 million when compared to fiscal 2010, as well as additional expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of sales increased from 18.0% in the fiscal 2010 to 19.3% in fiscal 2011. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2011. Included in selling, general and administrative expenses are $18.8 million and $29.6 million in stock-based compensation expense for fiscal 2011 and fiscal 2010, respectively.

Depreciation and amortization expense increased $11.6 million from $174.7 million in fiscal 2010 to $186.3 million in fiscal 2011. This increase was primarily due to the capital expenditures associated with the opening of 285 new stores during fiscal 2011 and investments in management information systems, including investments in digital and loyalty initiatives.

During fiscal 2011, the Company recorded asset impairments and restructuring charges of $81.2 million. These charges were primarily due to impairment of the Company’s Micromania trade name in France and impairment and disposal costs related to the exit of non-core businesses, primarily a small retail movie chain of stores owned by the Company until fiscal 2011. Restructuring costs include disposal and exit costs related to the exit of underperforming regions in Europe and consolidation of home office and back office functions, as well as impairment and store closure costs primarily in the international segments.

Interest income resulting from the investment of excess cash balances decreased from $1.8 million in fiscal 2010 to $0.9 million in fiscal 2011 due primarily to lower invested cash balances and lower interest rates during fiscal 2011. Interest expense decreased from $37.0 million in fiscal 2010 to $20.7 million in fiscal 2011, primarily due to the redemption of $250.0 and $200.0 million of the Company’s senior notes during fiscal 2011 and fiscal 2010, respectively. Debt extinguishment expense of $1.0 million was recognized in fiscal 2011 as a result of the recognition of deferred financing fees and unamortized original issue discount. Debt extinguishment expense of $6.0 million was recognized in fiscal 2010 as a result of premiums paid related to debt retirement and the recognition of deferred financing fees and unamortized original issue discount.

Income tax expense decreased by $4.0 million, from $214.6 million in fiscal 2010 to $210.6 million in fiscal 2011. The Company’s effective tax rate increased from 34.5% in fiscal 2010 to 38.4% in fiscal 2011 due primarily to the variability in the accounting for the Company’s uncertain tax positions and the effect of asset impairments and restructuring charges on the tax rate in fiscal 2011 due to certain charges which have no tax benefits. See Note 13 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to a decrease in operating earnings of $92.7 million, or 14.0%, from $662.6 million in fiscal 2010 to $569.9 million in fiscal 2011 and a decrease in consolidated net income of $68.3 million, or 16.8%, from $406.8 million in fiscal 2010 to $338.5 million in fiscal 2011.

The $1.4 million and $1.2 million net loss attributable to noncontrolling interests for fiscal 2011 and fiscal 2010, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

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

Selling, general and administrative expenses increased by $65.5 million, or 4.0%, from $1,633.3 million in fiscal 2009 to $1,698.8 million in fiscal 2010. The increase was primarily attributable to the increase in the number of stores in operation and the related increases in store, distribution and corporate office operating expenses, as well as expenses incurred in our digital and loyalty initiatives in fiscal 2010. Selling, general and administrative expenses as a percentage of sales were 18.0% in fiscal 2009 and fiscal 2010. Selling, general and administrative expenses include $29.6 million and $37.8 million in stock-based compensation expense for fiscal 2010 and fiscal 2009, respectively. Foreign currency transaction gains and (losses) are included in selling, general and administrative expenses and amounted to $2.5 million in fiscal 2010, compared to $3.8 million in fiscal 2009.

Asset impairment and restructuring charges of $1.5 million and $1.8 million in fiscal 2010 and fiscal 2009, respectively, relate to impairment of assets at underperforming stores.

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

Income tax expense increased by $1.8 million, from $212.8 million in fiscal 2009 to $214.6 million in fiscal 2010. The Company’s effective tax rate decreased from 36.2% in fiscal 2009 to 34.5% in fiscal 2010 due primarily to the variability in the accounting for the Company’s uncertain tax positions. See Note 13 of “Notes to Consolidated Financial Statements” for additional information regarding income taxes.

The factors described above led to an increase in operating earnings of $25.6 million, or 4.0%, from $637.0 million in fiscal 2009 to $662.6 million in fiscal 2010 and an increase in consolidated net income of $31.1 million, or 8.3%, from $375.7 million in fiscal 2009 to $406.8 million in fiscal 2010.

The $1.2 million and $1.6 million net loss attributable to noncontrolling interests for fiscal 2010 and fiscal 2009, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

Segment Performance

The Company operates its business in the following segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and used video game systems, software and accessories (which we refer to as video game products) and PC entertainment software and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments. Stores in all segments are similar in size at an average of approximately 1,400 square feet.

As we have expanded our presence in international markets, the Company has increased its operations in foreign currencies, including the euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner.

Sales by operating segment in U.S. dollars were as follows (in millions):

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
United States	$6,637.0	$6,681.2	$6,275.0
Canada	498.4	502.3	491.4
Australia	604.7	565.2	530.2
Europe	1,810.4	1,725.0	1,781.4

Total	$9,550.5	$9,473.7	$9,078.0

Operating earnings by operating segment, defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
United States	$501.9	$530.8	$488.8
Canada	12.4	22.6	35.0
Australia	35.4	41.0	46.0
Europe	20.2	68.2	67.2

Total	$569.9	$662.6	$637.0

The asset impairments and restructuring charges reported in operating earnings by operating segment, in U.S. dollars was as follows (in millions):

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
United States	$28.9	$—	$—
Canada	1.3	—	0.2
Australia	0.6	—	—
Europe	50.4	1.5	1.6

Total	$81.2	$1.5	$1.8

Total assets by operating segment in U.S. dollars were as follows (in millions):

	January 28, 2012	January 29, 2011	January 30, 2010
United States	$2,718.2	$2,896.7	$2,864.9
Canada	350.8	357.6	337.8
Australia	513.3	469.4	399.9
Europe	1,265.1	1,340.1	1,352.7

Total	$4,847.4	$5,063.8	$4,955.3

Fiscal 2011 Compared to Fiscal 2010

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and Spawn Labs. As of January 28, 2012, the United States segment included 4,503 GameStop stores, compared to 4,536 stores on January 29, 2011. Sales for fiscal 2011 decreased 0.7% compared to fiscal 2010 and comparable store sales decreased 1.2%. Comparable store sales decreased primarily due to decreases in new video game hardware sales and other product sales offset partially by an increase in used video game product sales. Despite the sales decrease, gross margin dollars increased by $88.1 million when compared to fiscal 2010 due to the higher mix of used video game product sales and higher other product margin primarily related to our digital initiatives. Asset impairments and restructuring charges of $28.9 million were recognized in fiscal 2011 primarily related to asset impairments, severance and disposal costs associated with the exit of non-core businesses. No asset impairments or restructuring charges were recognized in fiscal 2010. Segment operating income for fiscal 2011 decreased by $28.9 million, or 5.4%, compared to fiscal 2010, an amount equal to the asset impairments and restructuring charges recognized in fiscal 2011.

Canada

Segment results for Canada include retail operations and an e-commerce site in Canada. Sales in the Canadian segment in the 52 weeks ended January 28, 2012 decreased 0.8% compared to the 52 weeks ended January 29, 2011. The decrease in sales was primarily attributable to a decrease in sales at existing stores partially offset by the impact of changes in exchange rates in fiscal 2011 when compared to fiscal 2010, which had the effect of increasing sales by $11.8 million. Excluding the impact of changes in exchange rates, sales in the Canadian segment decreased 3.1%. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points when compared to fiscal 2010. As of January 28, 2012, the Canadian segment had 346 stores compared to 345 stores as of January 29, 2011. Segment operating income for fiscal 2011 decreased $10.2 million to $12.4 million compared to $22.6 million for fiscal 2010. The decrease in operating income when compared to the prior year was primarily due to the decrease in sales at existing stores. The unfavorable impact of changes in exchange rates had the effect of decreasing operating earnings by $0.3 million when compared to fiscal 2010.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of January 28, 2012, the Australian segment included 411 stores, compared to 405 stores as of January 29, 2011. Sales for the 52 weeks ended January 28, 2012 increased 7.0% compared to the 52 weeks ended January 29, 2011. The increase in sales was primarily attributable to the favorable impact of changes in exchange rates in fiscal 2011 when compared to fiscal 2010, which had the effect of increasing sales by $54.5 million.

Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 2.7%. The decrease in sales was primarily due to the decrease in sales at existing stores offset by the additional sales at the 15 stores opened since January 30, 2011. The decrease in sales at existing stores when compared to fiscal 2010 was primarily due to a decrease in comparable new video game hardware sales as the current generation of hardware platforms continues to age.

Segment operating income in fiscal 2011 decreased by $5.6 million to $35.4 million when compared to $41.0 million in fiscal 2010. The decrease in operating earnings for fiscal 2011 was due to the decrease in sales at existing stores and the increase in selling, general and administrative expenses associated with the increase in the number of stores in operation. This decrease in operating earnings was partially offset by the favorable impact of changes in exchange rates which had the effect of increasing operating earnings by $1.7 million when compared to fiscal 2010.

Europe

Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. As of January 28, 2012, the European segment operated 1,423 stores, compared to 1,384 stores as of January 29, 2011. For the 52 weeks ended January 28, 2012, European sales increased 5.0% compared to the 52 weeks ended January 29, 2011. This increase in sales was primarily due to the favorable impact of changes in exchange rates in fiscal 2011, which had the effect of increasing sales by $73.8 million when compared to fiscal 2010. Excluding the impact of changes in exchange rates, sales in the European segment increased 0.7%. The increase in sales was primarily due to additional sales in the 89 new stores opened since January 30, 2011, partially offset by a decrease in sales at existing stores. The decrease in sales at existing stores was primarily driven by weak consumer traffic due to the continued macroeconomic uncertainty and a decrease in comparable new video game hardware sales as the current generation of hardware platforms continues to age.

The segment operating income in Europe for fiscal 2011 decreased by $48.0 million to $20.2 million compared to $68.2 million in fiscal 2010. The decrease in the operating income was primarily due to the impact of asset impairments and restructuring charges of $50.4 million, consisting primarily of the impairment of the Micromania trade name in the amount of $37.8 million. The remaining amount of $12.6 million consists of property and equipment impairments, other asset impairments, termination benefits, and facility closure and other costs.

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

Liquidity and Capital Resources

Cash Flows

During fiscal 2011, cash provided by operations was $624.7 million, compared to cash provided by operations of $591.2 million in fiscal 2010. The increase in cash provided by operations of $33.5 million from fiscal 2010 to fiscal 2011 was primarily due to a decrease in cash used for working capital purposes of $49.6 million, primarily driven by lower inventory purchases in fiscal 2011 and the related effects on payments of accounts payable. The lower inventory purchases were due to lower hardware sales in fiscal 2011, and inventory management initiatives. Inventory turnover was relatively consistent from fiscal 2010 to fiscal 2011. Also contributing to the change in cash flows from operating activities for fiscal 2011 compared to fiscal 2010 was the increase in accrued liabilities, including customer liabilities, primarily related to the growth of the Company’s PowerUp Rewards program.

During fiscal 2010, cash provided by operations was $591.2 million, compared to cash provided by operations of $644.2 million in fiscal 2009. The decrease in cash provided by operations of $53.0 million from fiscal 2009 to fiscal 2010 was primarily due to an increase in cash used for inventory, partially offset by the increase in accounts payable and accrued liabilities, the increase in prepaid expenses and other current assets and the decrease in other long-term liabilities, as well as the changes in the adjustment related to the excess tax benefits realized from the exercise of stock-based awards, which decreased cash provided by operations by $18.6 million. These decreases were partially offset by an increase in cash provided by consolidated net income, including the non-cash adjustments to earnings. The increase in net inventory was primarily due to higher purchases during fiscal 2010, particularly during the holiday season primarily related to hardware units which were at lower in-stock positions at the end of fiscal 2009.

Cash used in investing activities was $201.6 million in fiscal 2011, $240.1 million in fiscal 2010 and $187.2 million in fiscal 2009. During fiscal 2011, the Company used $165.1 million for capital expenditures primarily to invest in information systems, distribution center capacity and e-commerce, digital and loyalty program initiatives and to open 285 stores in the U.S. and internationally. In addition, during fiscal 2011, the Company used $30.1 million for acquisitions in support of the Company’s digital initiatives. During fiscal 2010, the Company used $197.6 million for capital expenditures primarily to open 359 stores and to invest in information systems and $38.1 million for acquisitions in support of the Company’s digital initiatives. During fiscal 2009, the Company used $163.8 million for capital expenditures primarily to open 388 new stores and to invest in information systems. In addition, the Company used $8.4 million on acquisitions.

Cash used in financing activities was $492.6 million in fiscal 2011. Cash used in financing activities was $555.6 million and $154.4 million in fiscal 2010 and fiscal 2009, respectively. The cash flows used in financing activities in fiscal 2011 were primarily for the repurchase of $262.1 million of treasury shares and $250.0 million in principal of the Company’s senior notes. The cash flows used in financing activities in fiscal 2010 were primarily for the repurchase of $381.2 million of treasury shares and $200.0 million in principal of the Company’s senior notes. The cash flows used in financing activities in fiscal 2009 were primarily for the repurchase of $100.0 million in principal of the Company’s senior notes and the repurchase of $58.4 million of treasury shares. The cash used in financing activities in fiscal 2011, fiscal 2010 and fiscal 2009 was also impacted by cash provided by the issuance of shares associated with stock option exercises of $18.1 million, $10.8 million and $4.5 million, respectively.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of January 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

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

During fiscal 2011, the Company borrowed and repaid $35.0 million under the Revolver. During fiscal 2010 and fiscal 2009, the Company borrowed and repaid $120.0 million and $115.0 million, respectively, under the prior Credit Agreement. As of January 28, 2012, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 28, 2012, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.0 million.

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

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity. As of January 28, 2012, the Senior Notes have been fully redeemed.

As of January 29, 2011, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year. We opened 285 stores in fiscal 2011. We expect to open approximately 150 stores in fiscal 2012. Capital expenditures for fiscal 2012 are projected to be approximately $140 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $1.0 million for the 52 week period ended January 28, 2012, which consisted of the write-off of the deferred financing fees and the original issue discount on the Notes. The associated loss on the retirement of debt was $6.0 million and $5.3 million for the 52 week periods ended January 29, 2011 and January 30, 2010, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 29, 2011 and the 52 weeks ended January 28, 2012 were as follows (in millions):

Balance at January 30, 2010	$447.3
Repurchased and redeemed Senior Notes, net	(198.3)

Balance at January 29, 2011	$249.0
Redeemed Senior Notes, net	(249.0)

Balance at January 28, 2012	$0.0

We used cash to expand the Company through acquisitions. During fiscal 2011, fiscal 2010 and fiscal 2009, the Company used $30.1 million, $38.1 million and $8.4 million, respectively, for acquisitions which were primarily for the Company’s overall digital growth strategy.

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

For fiscal 2010, the number of shares repurchased was 17.1 million for an average price per share of $19.84. Of these shares, $22.0 million of treasury share purchases were settled at the beginning of fiscal 2011. In February 2011, the Board of Directors of the Company authorized a $500 million repurchase fund to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the September 2010 $300 million stock repurchase plan which had $138.4 million remaining. In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes, replacing the remaining $180.1 million authorization. For fiscal 2011, the number of shares repurchased was 11.2 million for an average price per share of $21.38. As of March 22, 2012, the Company has purchased an additional 3.3 million shares for an average price per share of $22.97. On March 20, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization.

On February 8, 2012, the Board of Directors of the Company announced the initiation of a quarterly cash dividend to its stockholders of $0.15 per Class A common share. The first quarterly cash dividend was paid on March 12, 2012 to all stockholders of record as of February 21, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, digital initiatives, store expansion and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of January 28, 2012:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Leases	$1,124.8	$344.0	$421.5	$189.2	$170.1
Purchase Obligations(1)	690.9	690.9	—	—	—

Total	$1,815.7	$1,034.9	$421.5	$189.2	$170.1

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with Daniel A. DeMatteo, Executive Chairman; R. Richard Fontaine, Chairman International; J. Paul Raines, Chief Executive Officer; Tony D. Bartel, President; and Robert A. Lloyd, Executive Vice President and Chief Financial Officer. The term of the employment agreement with Mr. DeMatteo commenced on April 11, 2005, when he was Chief Operating Officer of the Company, and was renewed in April 2010 with an expiration date of March 3, 2013. The term of the employment agreement with Mr. Fontaine commenced on April 11, 2005, when he was Chairman and Chief Executive Officer of the Company, and was renewed in April 2010 with an expiration date of March 3, 2013. The term of the employment agreement for Mr. Raines commenced on September 7, 2008 and was amended on June 2, 2010 with an expiration date of June 2, 2013. The term of the employment agreement for Mr. Bartel commenced on October 24, 2008 and was amended on June 2, 2010 with an expiration date of June 2, 2013. The term of the employment agreement for Mr. Lloyd commenced on June 2, 2010 and continues for a period of three years thereafter.

Each of the employment agreements was amended on February 9, 2011 to eliminate the right of each executive to terminate his employment agreement as a result of a change-in-control of the Company. The amendments also eliminated the automatic renewal provision of each agreement, except for Mr. Fontaine, whose agreement does not contain an automatic renewal provision. The minimum annual salaries during the term of employment under the amended and restated employment agreements for Messrs. Fontaine, Raines, Bartel and Lloyd shall be no less than $600,000, $1,000,000, $750,000 and $500,000, respectively. The Board of Directors of the Company has set the annual salaries of Messrs. DeMatteo, Raines, Bartel and Lloyd for fiscal 2012 at $900,000, $1,030,000, $806,000 and $600,000, respectively. The employment agreement for Mr. Fontaine stipulates that his annual salary for the period between March 27, 2011 and March 3, 2013 will be $600,000.

As of January 28, 2012, we had standby letters of credit outstanding in the amount of $8.8 million and had bank guarantees outstanding in the amount of $18.2 million, $12.6 million of which are cash collateralized.

As of January 28, 2012, the Company had $25.4 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing 16%, 16% and 7% were purchased in June 2008, July 2009 and July 2011, respectively, bringing the Company’s total interest in GameStop Group Limited to approximately 91%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

Off-Balance Sheet Arrangements

As of January 28, 2012, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Recent Accounting Standards and Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-05 is not expected to have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption will change the current presentation of other comprehensive income in the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 28, 2012, the Company recognized a $13.5 million gain in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of January 28, 2012 was a net asset of $14.5 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of January 28, 2012 would result in a (loss) or gain in value of the forwards, options and swaps of ($21.3) million or $21.3 million, respectively.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 28, 2012. The effectiveness of our internal control over financial reporting as of January 28, 2012 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

The following financial statement schedule for the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 28, 2012	$69.5	$31.3	$33.5	$66.6	$67.7
52 Weeks Ended January 29, 2011	66.5	27.5	39.5	64.0	69.5
52 Weeks Ended January 30, 2010	56.6	48.9	34.1	73.1	66.5

Column C(2) consists primarily of amounts received from vendors for defective allowances.

All other schedules are omitted because they are not applicable.

*    The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2012 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

(b)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(3)

3.3	Amendment to Amended and Restated Bylaws.(12)

3.4	Amendment to Amended and Restated Bylaws.(20)

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)

4.4	Form of Indenture.(6)

10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)

10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)

10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)

10.4	2011 Incentive Plan.(22)

10.5	Second Amended and Restated Supplemental Compensation Plan.(8)

10.6	Form of Option Agreement.(9)

10.7	Form of Restricted Share Agreement.(10)

Exhibit Number	Description

10.8

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

10.9	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)

10.10	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

10.11

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)

10.13	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)

10.14	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

10.15

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)

10.16

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)

10.17

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

10.19	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)

10.20	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)

10.21

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)

Exhibit Number	Description

10.22

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(21)

10.23	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)

10.24	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)

10.25

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)

10.26

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(21)

10.27	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)

10.28	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)

10.29

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(21)

10.30	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(15)

10.31	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

10.32

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(21)

10.33	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)

10.34	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(21)

14.1	Code of Ethics for Senior Financial and Executive Officers.

14.2	Code of Standards, Ethics and Conduct.

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer

Date: March 27, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES J. Paul Raines	Chief Executive Officer (Principal Executive Officer)	March 27, 2012

/s/ DANIEL A. DEMATTEO Daniel A. DeMatteo	Executive Chairman and Director	March 27, 2012

/s/ R. RICHARD FONTAINE R. Richard Fontaine	Chairman International and Director	March 27, 2012

/s/ ROBERT A. LLOYD Robert A. Lloyd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 27, 2012

/s/ TROY W. CRAWFORD Troy W. Crawford	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	March 27, 2012

/s/ JEROME L. DAVIS Jerome L. Davis	Director	March 27, 2012

/s/ SHANE KIM Shane Kim	Director	March 27, 2012

/s/ STEVEN R. KOONIN Steven R. Koonin	Director	March 27, 2012

/s/ MICHAEL N. ROSEN Michael N. Rosen	Director	March 27, 2012

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	March 27, 2012

/s/ STANLEY P. STEINBERG Stanley P. Steinberg	Director	March 27, 2012

/s/ GERALD R. SZCZEPANSKI Gerald R. Szczepanski	Director	March 27, 2012

/s/ EDWARD A. VOLKWEIN Edward A. Volkwein	Director	March 27, 2012

/s/ LAWRENCE S. ZILAVY Lawrence S. Zilavy	Director	March 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameStop Corp.

Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of January 28, 2012 and January 29, 2011 and the related consolidated statements of income, stockholders’ equity, and cash flows for each of the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at January 28, 2012 and January 29, 2011, and the results of its operations and its cash flows for each of the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 27, 2012 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, TX

March 27, 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameStop Corp.

Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of January 28, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of January 28, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of January 28, 2012 and January 29, 2011, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the 52 week periods ended January 28, 2012, January 29, 2011, and January 30, 2010 and our report dated March 27, 2012 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

March 27, 2012

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	January 28, 2012	January 29, 2011
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$655.0	$710.8
Receivables, net	64.4	65.5
Merchandise inventories, net	1,137.5	1,257.5
Deferred income taxes — current	44.7	28.8
Prepaid expenses	79.9	75.7
Other current assets	15.8	16.5

Total current assets	1,997.3	2,154.8

Property and equipment:
Land	22.8	24.0
Buildings and leasehold improvements	602.2	577.2
Fixtures and equipment	876.3	817.8

Total property and equipment	1,501.3	1,419.0
Less accumulated depreciation and amortization	928.0	805.2

Net property and equipment	573.3	613.8
Goodwill, net	2,019.0	1,996.3
Other intangible assets	209.1	254.6
Other noncurrent assets	48.7	44.3

Total noncurrent assets	2,850.1	2,909.0

Total assets	$4,847.4	$5,063.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$804.3	$1,028.1
Accrued liabilities	749.8	657.0
Taxes payable	79.8	62.7

Total current liabilities	1,633.9	1,747.8

Senior notes payable, long-term portion, net	—	249.0
Deferred taxes	67.1	74.9
Other long-term liabilities	106.2	96.2

Total long-term liabilities	173.3	420.1

Total liabilities	1,807.2	2,167.9

Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 136.8 and 146.0 shares outstanding, respectively	0.1	0.1
Additional paid-in-capital	726.6	928.9
Accumulated other comprehensive income	169.7	162.5
Retained earnings	2,145.7	1,805.8

Equity attributable to GameStop Corp. stockholders	3,042.1	2,897.3
Equity (deficit) attributable to noncontrolling interest	(1.9)	(1.4)

Total equity	3,040.2	2,895.9

Total liabilities and stockholders’ equity	$4,847.4	$5,063.8

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions, except per share data)
Sales	$9,550.5	$9,473.7	$9,078.0
Cost of sales	6,871.0	6,936.1	6,643.3

Gross profit	2,679.5	2,537.6	2,434.7
Selling, general and administrative expenses	1,842.1	1,698.8	1,633.3
Depreciation and amortization	186.3	174.7	162.6
Asset impairments and restructuring charges	81.2	1.5	1.8

Operating earnings	569.9	662.6	637.0
Interest income	(0.9)	(1.8)	(2.2)
Interest expense	20.7	37.0	45.4
Debt extinguishment expense	1.0	6.0	5.3

Earnings before income tax expense	549.1	621.4	588.5
Income tax expense	210.6	214.6	212.8

Consolidated net income	338.5	406.8	375.7
Net loss attributable to noncontrolling interests	1.4	1.2	1.6

Consolidated net income attributable to GameStop	$339.9	$408.0	$377.3

Basic net income per common share(1)	$2.43	$2.69	$2.29

Diluted net income per common share(1)	$2.41	$2.65	$2.25

Weighted average shares of common stock — basic	139.9	151.6	164.5

Weighted average shares of common stock — diluted	141.0	154.0	167.9

(1)	Basic net income per share and diluted net income per share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock
	(In millions)
Balance at January 31, 2009	163.8	$0.2	$1,307.4	$(57.5)	$1,020.5	$—	$2,270.6
Purchase of subsidiary shares from noncontrolling interest	—	—	(5.1)	—	—	1.4	(3.7)
Comprehensive income:
Net income (loss) for the 52 weeks ended January 30, 2010	—	—	—	—	377.3	(1.6)	375.7
Foreign currency translation	—	—	—	172.2	—	—	172.2

Total comprehensive income							547.9
Stock-based compensation	—	—	37.8	—	—	—	37.8
Purchase of treasury stock	(6.1)	—	(123.0)	—	—	—	(123.0)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax expense of $0.3)	1.0	—	(6.6)	—	—	—	(6.6)

Balance at January 30, 2010	158.7	0.2	1,210.5	114.7	1,397.8	(0.2)	2,723.0
Comprehensive income:
Net income (loss) for the 52 weeks ended January 29, 2011	—	—	—	—	408.0	(1.2)	406.8
Foreign currency translation	—	—	—	47.8	—	—	47.8

Total comprehensive income							454.6
Stock-based compensation	—	—	29.5	—	—	—	29.5
Purchase of treasury stock	(17.1)	(0.1)	(338.5)	—	—	—	(338.6)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $18.7)	4.4	—	27.4	—	—	—	27.4

Balance at January 29, 2011	146.0	0.1	928.9	162.5	1,805.8	(1.4)	2,895.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	—	1.0	(0.1)
Comprehensive income:
Net income (loss) for the 52 weeks ended January 28, 2012	—	—	—	—	339.9	(1.4)	338.5
Foreign currency translation	—	—	—	7.2	—	(0.1)	7.1

Total comprehensive income							345.6
Stock-based compensation	—	—	18.8	—	—	—	18.8
Purchase of treasury stock	(11.2)	—	(240.2)	—	—	—	(240.2)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.1)	2.0	—	20.2	—	—	—	20.2

Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions)
Cash flows from operating activities:
Consolidated net income	$338.5	$406.8	$375.7
Adjustments to reconcile net earnings to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	188.6	176.8	164.1
Provision for inventory reserves	31.3	27.5	48.9
Asset impairments and restructuring charges	81.2	1.5	1.8
Amortization and retirement of deferred financing fees and issue discounts	3.1	5.0	5.0
Stock-based compensation expense	18.8	29.6	37.8
Deferred income taxes	(25.2)	38.2	(1.2)
Excess tax (benefits) expense realized from exercise of stock-based awards	(1.4)	(18.6)	0.4
Loss on disposal of property and equipment	10.9	6.1	2.6
Changes in other long-term liabilities	3.8	(7.2)	7.6
Changes in operating assets and liabilities, net:
Receivables, net	1.0	0.2	4.2
Merchandise inventories	64.3	(227.2)	29.6
Prepaid expenses and other current assets	(3.3)	(10.5)	2.3
Prepaid income taxes and accrued income taxes payable	17.6	22.3	54.6
Accounts payable and accrued liabilities	(104.5)	140.7	(89.2)

Net cash flows provided by operating activities	624.7	591.2	644.2

Cash flows from investing activities:
Purchase of property and equipment	(165.1)	(197.6)	(163.8)
Acquisitions, net of cash acquired	(30.1)	(38.1)	(8.4)
Other	(6.4)	(4.4)	(15.0)

Net cash flows used in investing activities	(201.6)	(240.1)	(187.2)

Cash flows from financing activities:
Repurchase of notes payable	(250.0)	(200.0)	(100.0)
Purchase of treasury shares	(262.1)	(381.2)	(58.4)
Borrowings from the revolver	35.0	120.0	115.0
Repayments of revolver borrowings	(35.0)	(120.0)	(115.0)
Issuance of shares relating to stock options	18.1	10.8	4.5
Excess tax benefits (expense) realized from exercise of stock-based awards	1.4	18.6	(0.4)
Other	—	(3.8)	(0.1)

Net cash flows used in financing activities	(492.6)	(555.6)	(154.4)

Exchange rate effect on cash and cash equivalents	13.7	9.9	24.7

Net increase (decrease) in cash and cash equivalents	(55.8)	(194.6)	327.3
Cash and cash equivalents at beginning of period	710.8	905.4	578.1

Cash and cash equivalents at end of period	$655.0	$710.8	$905.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. The Company sells new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through its GameStop, EB Games and Micromania stores. The Company’s stores, which totaled 6,683 at January 28, 2012, are located in major regional shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. In addition, we publish Game Informer magazine, operate the online video gaming Web site www.kongregate.com, operate Spawn Labs, a streaming technology company, and operate a digital PC game distribution platform available at www.gamestop.com/pcgames. The Company operates in four business segments, which are the United States, Australia, Canada and Europe.

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

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2011 consisted of the 52 weeks ended on January 28, 2012. Fiscal 2010 consisted of the 52 weeks ended on January 29, 2011. Fiscal 2009 consisted of the 52 weeks ended on January 30, 2010. The financial statements included herein for fiscal 2010 and fiscal 2011 include the results of Kongregate Inc., the online video gaming company acquired by the Company on August 1, 2010.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Cash and Cash Equivalents

The Company considers all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. The Company’s cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, the Company invests in money market investment funds holding direct U.S. Treasury obligations. The Company held such cash equivalents as of January 28, 2012.

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Used video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 28, 2012 and January 29, 2011 were $67.7 million and $69.5 million, respectively.

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

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected cash flows. Impairment losses recorded by the Company in fiscal 2011 were $11.2 million. Impairment losses recorded in fiscal 2010 and fiscal 2009 were $1.5 million and $1.8 million, respectively.

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This test is completed at the beginning of the fourth quarter each fiscal year or

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four business segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second test of goodwill impairment is needed. The second test compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2009, fiscal 2010 and fiscal 2011 and concluded that none of its goodwill was impaired. For fiscal 2011, there was a $3.3 million goodwill impairment charge in the United States segment as a result of the exiting of a non-core business. Note 9 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.

Other Intangible Assets

Other intangible assets consist primarily of trade names, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period. Leasehold rights which were recorded as a result of the purchase of SFMI Micromania SAS “Micromania” represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years, with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on the Company’s digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.

Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. Trade names which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value as determined by its discounted cash flows, such individual indefinite-lived intangible asset is written down by the amount of the excess. The Company completed its annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2009 and fiscal 2010 and concluded that none of its intangible assets were impaired. The Company completed its annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that its Micromania trade name acquired in connection with the purchase of Micromania was impaired. As a result, there was an impairment charge for other intangible assets for fiscal 2011 of $37.8 million. The impairment was primarily related to a reduction of revenue projections utilized

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

in the discounted cash flows. The impairment charge is recorded in asset impairments and restructuring charges in the accompanying consolidated statements of operations and is recorded in the Europe segment. Note 9 provides additional information related to the Company’s intangible assets.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale, net of sales discounts, reduced by a provision for sales returns. The sales return reserve, which represents the gross profit effect of sales returns, is estimated based on historical return levels. The sales of used video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for the Company’s PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for magazine subscriptions and deferred financing plans are included in accrued liabilities (see Note 8). Gift cards sold to customers are recognized as a liability on the balance sheet until redeemed.

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

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the statement of operations. For the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, these purchasing, receiving and distribution costs amounted to $61.7 million, $64.7 million and $63.6 million, respectively.

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. For the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, these processing fees amounted to $65.1 million, $69.7 million and $63.1 million, respectively.

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

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 were $65.0 million, $62.1 million and $57.7 million, respectively.

Loyalty Expenses

The PowerUp Rewards loyalty program, introduced in May 2010, allows enrolled members to earn points on purchases in the Company’s stores and on some of the Company’s Web sites that can be redeemed for rewards that include discounts or merchandise. The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost and the associated balance sheet reserve as points are accumulated by loyalty program members. The cost is recognized in selling, general and administrative expenses and the associated liability is included in accrued liabilities. The cost of the rewards for the 52 weeks ended January 28, 2012 and January 29, 2011 was $50.0 million and $21.6 million, respectively.

The two primary estimates utilized to record the balance sheet reserve for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. Management uses historical redemption rates experienced under the loyalty program, prior experience with other customer incentives and data on other similar loyalty programs as a basis to estimate the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on the Company’s most recent actual costs incurred to fulfill points that have been redeemed by its loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. The Company continually evaluates its reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

Income Taxes

Income tax expense includes United States, state, local and international income taxes. Deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

we maintain accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount (see Note 13).

U.S. income taxes have not been provided on $635.5 million of undistributed earnings of foreign subsidiaries as of January 28, 2012. The Company reinvests earnings of foreign subsidiaries in foreign operations and expects that future earnings will also be reinvested in foreign operations indefinitely.

Lease Accounting

The Company’s method of accounting for rent expense (and related deferred rent liability) and leasehold improvements funded by landlord incentives for allowances under operating leases (tenant improvement allowances) is in conformance with GAAP. For leases that contain predetermined fixed escalations of the minimum rent, the Company recognizes the related rent expense on a straight-line basis and includes the impact of escalating rents for periods in which it is reasonably assured of exercising lease options, and the Company includes in the lease term any period during which the Company is not obligated to pay rent while the store is being constructed.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in selling, general and administrative expenses and amounted to ($0.6) million, $2.5 million and $3.9 million for the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally. In fiscal 2011, the foreign currency transaction losses are primarily due to volatility in the value of the U.S. dollar compared to the Australian dollar, Canadian dollar and euro. In fiscal 2010, the foreign currency transaction gains are primarily due to the decrease in the value of the U.S. dollar compared to the Canadian dollar and the Australian dollar. In fiscal 2009, the foreign currency transaction gains are primarily due to the decrease in the value of the U.S. dollar compared to the euro, the Canadian dollar and the Australian dollar.

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities (see Note 6).

Net Income Per Common Share

Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. Note 5 provides additional information regarding net earnings per common share.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock Options

The Company records share-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 52 weeks ended January 28, 2012. The weighted-average fair values of the options granted during the 52 weeks ended January 29, 2011 and January 30, 2010 were estimated at $7.88 and $9.45, respectively, using the following assumptions:

	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
Volatility	51.6%	47.9%
Risk-free interest rate	1.6%	1.5%
Expected life (years)	3.5	3.5
Expected dividend yield	0%	0%

In addition to requiring companies to recognize the estimated fair value of share-based payments in earnings, companies also have to present tax benefits received in excess of amounts determined based on the compensation expense recognized on the statements of cash flows. Such tax benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the Statement of Cash Flows. Note 14 provides additional information regarding the Company’s stock incentive plan.

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. Note 6 provides additional information regarding the Company’s fair values of our financial assets and liabilities.

Guarantees

The Company had bank guarantees relating primarily to international store leases totaling $18.2 million as of January 28, 2012 and $17.7 million as of January 29, 2011.

Vendor Concentration

The Company’s largest vendors worldwide are Microsoft, Nintendo, Sony Computer Entertainment, Electronic Arts, Inc. and Activision, which accounted for 17%, 16%, 15%, 13% and 11%, respectively, of the Company’s new product purchases in fiscal 2011 and 18%, 16%, 16%, 10% and 12%, respectively, in fiscal 2010.

New Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends the current fair value measurement and disclosure guidance to include increased transparency around valuation inputs and investment categorization. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-04 is not expected to have a material impact on the Company’s consolidated net earnings, cash flows or financial position.

In June 2011, the FASB issued ASU 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income, which revises the current practice of including other comprehensive income within the equity section of the statement of financial position and requires disclosure of other comprehensive income either in a single continuous statement of comprehensive income or in a separate statement. This guidance will be effective beginning in fiscal 2012. The adoption of ASU 2011-05 is not expected to have an impact on the Company’s consolidated net earnings, cash flows or financial position, but the adoption will change the current presentation of other comprehensive income in the Company’s consolidated financial statements.

In September 2011, the FASB issued ASU 2011-08, Intangibles — Goodwill and Other (Topic 350): Testing Goodwill for Impairment. ASU 2011-08 modifies step one of the goodwill impairment test for reporting units with zero or negative carrying amounts and offers guidance on when to perform step two of the testing. For those reporting units, an entity is required to perform step two of the goodwill impairment test if it is more likely than not that a goodwill impairment exists based upon factors such as unanticipated competition, the loss of key personnel and adverse regulatory changes. ASU 2011-08 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The adoption of ASU 2011-08 is not expected to have a material effect on the Company’s consolidated financial statements.

2.	Asset Impairments and Restructuring Charges

In the fourth quarter of fiscal 2011, the Company recorded asset impairments and restructuring charges of $81.2 million, of which $37.8 million was recorded as a result of the Company’s annual impairment test of its Micromania trade name. In addition, $22.7 million was recorded related to the impairment of investments in non-core businesses, primarily a small retail movie chain of stores owned by the Company until fiscal 2011. The Company also incurred restructuring charges in the fourth quarter of fiscal 2011 related to the exit of certain markets in Europe and the closure of underperforming stores in the international segments, as well as the consolidation of European home office sites and back-office functions. These restructuring charges are a result of management’s plan to rationalize the international store base and improve profitability. In addition, the Company recognized impairment charges related to its annual evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.

A summary of the Company’s asset impairments and restructuring charges for the 52 weeks ended January 28, 2012 is as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)
Intangible asset impairment	$—	$—	$—	$37.8	$37.8
Impairment of investments in non-core businesses	22.7	—	—	—	22.7
Property, equipment and other asset impairments	3.2	1.1	0.5	6.4	11.2
Termination benefits	3.0	0.2	—	2.4	5.6
Facility closure and other costs	—	—	0.1	3.8	3.9

Total	$28.9	$1.3	$0.6	$50.4	$81.2

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company’s accrual for termination benefits and facility closure and other costs was recorded as a current liability within accrued liabilities on its consolidated balance sheet as of January 28, 2012 in the amount of $9.5 million. No amounts have been paid related to this liability as of January 28, 2012.

The Company also recognized impairment charges in fiscal 2010 and fiscal 2009 of $1.5 million and $1.8 million, respectively, related to its annual evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life. These charges were primarily related to the Company’s stores in the European segment.

3.	Acquisitions

During fiscal 2011, the Company completed acquisitions with a total consideration of $30.1 million, with the excess of the purchase price over the net assets acquired, in the amount of $26.9 million recorded as goodwill. During fiscal 2010 and fiscal 2009, the Company completed acquisitions with a total consideration of $38.1 million and $8.4 million, respectively, with the excess of the purchase price over the net assets acquired, in the amount of $28.5 million and $4.2 million, respectively, recorded as goodwill. The Company included the results of operations of the acquisitions, which were not material, in the financial statements beginning on the closing date of each respective acquisition. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year is not material to the Company’s consolidated financial statements. Note 9 provides additional information concerning goodwill and intangible assets.

4.	Vendor Arrangements

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

Specific, incremental and identifiable advertising and promotional costs were $120.9 million, $122.1 million and $93.0 million in the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $99.0 million, $83.7 million and $116.9 million for the 52 week periods ended January 28, 2012, January 29, 2011 and January 30, 2010, respectively. The amounts deferred as a reduction in inventory were $0.8 million and $0.7 million for the 52 weeks ended January 28, 2012 and January 30, 2010, respectively. The amount recognized as income related to the capitalization of excess vendor allowances was $2.1 million for the 52 weeks ended January 29, 2011.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Computation of Net Income per Common Share

The Company has Class A common stock outstanding. A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions, except per share data)
Net income attributable to GameStop	$339.9	$408.0	$377.3

Weighted average common shares outstanding	139.9	151.6	164.5
Dilutive effect of options and warrants on common stock	1.1	2.4	3.4

Common shares and dilutive potential common shares	141.0	154.0	167.9

Net income per common share:
Basic	$2.43	$2.69	$2.29

Diluted	$2.41	$2.65	$2.25

The following table contains information on restricted shares and options to purchase shares of Class A common stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
52 Weeks Ended January 28, 2012	2.5	$26.02 - 49.95	2017 - 2019
52 Weeks Ended January 29, 2011	4.0	$20.32 - 49.95	2017 - 2020
52 Weeks Ended January 30, 2010	3.2	$26.02 - 49.95	2011 - 2019

6.	Fair Value Measurements and Financial Instruments

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	January 28, 2012 Level 2	January 29, 2011 Level 2
Assets
Foreign Currency Contracts	$17.0	$14.0
Company-owned life insurance	3.1	3.1

Total assets	$20.1	$17.1

Liabilities
Foreign Currency Contracts	$2.5	$12.8
Nonqualified deferred compensation	0.8	0.9

Total liabilities	$3.3	$13.7

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

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
Gains (losses) on the changes in fair value of derivative instruments	$13.5	$(7.1)	$8.7
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(14.1)	9.6	(4.8)

Total	$(0.6)	$2.5	$3.9

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the consolidated balance sheets presented herein were as follows (in millions):

	January 28, 2012	January 29, 2011
Assets
Foreign Currency Contracts
Other current assets	$12.3	$13.0
Other noncurrent assets	4.7	1.0
Liabilities
Foreign Currency Contracts
Accrued liabilities	(2.0)	(11.2)
Other long-term liabilities	(0.5)	(1.6)

Total derivatives	$14.5	$1.2

As of January 28, 2012, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $507.1 million and a net notional value of $228.6 million. As of January 29, 2011, the Company had a series of Foreign Currency Contracts outstanding, with a gross notional value of $495.2 million and a net notional value of $201.3 million.

The Company’s carrying value of financial instruments approximates their fair value, except for differences with respect to the senior notes. The fair value of the Company’s senior notes payable in the accompanying consolidated balance sheets is estimated based on recent quotes from brokers. As of January 28, 2012, there were no senior notes payable. As of January 29, 2011, the senior notes payable had a carrying value of $249.0 million and a fair value of $256.6 million.

7.	Receivables, Net

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

	January 28, 2012	January 29, 2011
Bankcard receivables	$31.1	$47.5
Other receivables	36.0	20.5
Allowance for doubtful accounts	(2.7)	(2.5)

Total receivables, net	$64.4	$65.5

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	January 28, 2012	January 29, 2011
Customer liabilities	$323.2	$242.7
Deferred revenue	84.6	74.9
Accrued rent	7.4	10.4
Employee benefits, compensation and related taxes	135.4	124.3
Other taxes	60.4	60.9
Settlement of treasury share purchases	0.1	22.0
Other accrued liabilities	138.7	121.8

Total accrued liabilities	$749.8	$657.0

9.	Goodwill, Intangible Assets and Deferred Financing Fees

The changes in the carrying amount of goodwill for the Company’s business segments for the 52 weeks ended January 29, 2011 and the 52 weeks ended January 28, 2012 were as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)
Balance at January 30, 2010	$1,100.2	$128.5	$174.1	$543.7	$1,946.5
Goodwill acquired, net	28.5	—	—	—	28.5
Foreign currency translation adjustment	(0.1)	8.9	21.8	(9.3)	21.3

Balance at January 29, 2011	1,128.6	137.4	195.9	534.4	1,996.3
Goodwill acquired, net	26.9	—	—	—	26.9
Impairment loss	(3.3)	—	—	—	(3.3)
Foreign currency translation adjustment	(0.2)	—	14.1	(14.8)	(0.9)

Balance at January 28, 2012	$1,152.0	$137.4	$210.0	$519.6	$2,019.0

There were no impairments to goodwill during the 52 weeks ended January 29, 2011. During the 52 weeks ended January 28, 2012, $3.3 million of goodwill was expensed in the United States segment as a result of the exiting of an immaterial non-core business.

Intangible assets, primarily from the EB merger and Micromania acquisition, consist of internally developed software, amounts attributed to favorable leasehold interests and advertiser relationships which are included in other intangible assets in the consolidated balance sheet. The trade names acquired, primarily Micromania, have been determined to be indefinite-lived intangible assets and are therefore not subject to amortization. The total weighted-average amortization period for the remaining intangible assets, excluding goodwill, is approximately ten years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value. For fiscal 2011, the Company recorded a $37.8 million charge as a result of the Company’s annual impairment test of its Micromania trade name.

The deferred financing fees associated with the Company’s revolving credit facility are included in other noncurrent assets in the consolidated balance sheet and are being amortized over five years to match the term of

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

the revolving credit facility. Prior to the retirement of the senior notes in December 2011, deferred financing fees associated with the senior notes were included in other noncurrent assets in the consolidated balance sheet and were being amortized over seven years to match the term of the senior notes. As of January 28, 2012, there is no balance in other noncurrent assets in the consolidated balance sheet relating to deferred financing fees associated with the senior notes as the senior notes were fully redeemed by that date.

The changes in the carrying amount of deferred financing fees and other intangible assets for the 52 weeks ended January 29, 2011 and January 28, 2012 were as follows:

	Deferred Financing Fees	Other Intangible Assets
	(In millions)
Balance at January 30, 2010	$5.7	$259.9
Addition for revolving credit facility amendment	3.8	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 10)	(1.0)	—
Addition of acquired intangible assets	—	10.9
Adjustment for foreign currency translation	—	(3.5)
Amortization for the 52 weeks ended January 29, 2011	(2.3)	(12.7)

Balance at January 29, 2011	6.2	254.6
Addition for revolving credit facility amendment	0.1	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 10)	(0.4)	—
Addition of acquired intangible assets	—	16.0
Impairment of other intangible assets	—	(38.0)
Adjustment for foreign currency translation	—	(5.7)
Amortization for the 52 weeks ended January 28, 2012	(1.7)	(17.8)

Balance at January 28, 2012	$4.2	$209.1

The gross carrying value and accumulated amortization of deferred financing fees as of January 28, 2012 were $10.4 million and $6.2 million, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

Year Ended	Amortization of Deferred Financing Fees	Amortization of Other Intangible Assets
	(In millions)
January 2013	$1.2	$14.1
January 2014	1.2	13.6
January 2015	1.2	13.1
January 2016	0.6	12.6
January 2017	—	9.6

	$4.2	$63.0

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Debt

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of January 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

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

During fiscal 2011, the Company borrowed and repaid $35.0 million under the Revolver. During fiscal 2010 and fiscal 2009, the Company borrowed and repaid $120.0 million and $115.0 million, respectively, under the prior Credit Agreement.

As of January 28, 2012, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit will be made available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 28, 2012, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $5.0 million.

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

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15, and at maturity. As of January 28, 2012, the Senior Notes have been fully redeemed.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $1.0 million for the 52 week period ended January 28, 2012, which consisted of the write-off of the deferred financing fees and the original issue discount on the Notes. The associated loss on the retirement of debt was $6.0 million and $5.3 million for the 52 week periods ended January 29, 2011 and January 30, 2010, respectively, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

The changes in the carrying amount of the Senior Notes for the Company for the 52 weeks ended January 29, 2011 and the 52 weeks ended January 28, 2012 were as follows (in millions):

Balance at January 30, 2010	$447.3
Repurchased and redeemed Senior Notes, net	(198.3)

Balance at January 29, 2011	$249.0
Redeemed Senior Notes, net	(249.0)

Balance at January 28, 2012	$0.0

As of January 29, 2011, the only long-term debt outstanding was the Senior Notes.

11.	Leases

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Approximate rental expenses under operating leases were as follows:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions)
Minimum	$386.9	$370.8	$354.3
Percentage rentals	12.3	11.1	22.6

	$399.2	$381.9	$376.9

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 28, 2012, are approximately:

Year Ended	Amount
(In millions)
January 2013	$344.0
January 2014	251.5
January 2015	170.0
January 2016	115.6
January 2017	73.6
Thereafter	170.1

$1,124.8

12.	Commitments and Contingencies

Contingencies

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on the Company’s financial condition, results of operations or liquidity.

In 2003, the Company purchased a 51% controlling interest in GameStop Group Limited, which operates stores in Ireland and the United Kingdom. Under the terms of the purchase agreement, the minority interest owners have the ability to require the Company to purchase their remaining shares in incremental percentages at a price to be determined based partially on the Company’s price to earnings ratio and GameStop Group Limited’s earnings. Shares representing approximately 16%, 16% and 7% were purchased in June 2008, July 2009 and

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

July 2011, respectively, bringing the Company’s total interest in GameStop Group Limited to approximately 91%. The Company already consolidates the results of GameStop Group Limited; therefore, any additional amounts acquired will not have a material effect on the Company’s financial statements.

13.	Income Taxes

The provision for income tax consisted of the following:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions)
Current tax expense:
Federal	$193.5	$133.3	$162.3
State	20.9	13.3	12.1
Foreign	21.4	29.8	39.6

	235.8	176.4	214.0

Deferred tax expense (benefit):
Federal	(10.2)	39.1	0.2
State	(0.2)	2.7	1.5
Foreign	(14.8)	(3.6)	(2.9)

	(25.2)	38.2	(1.2)

Total income tax expense	$210.6	$214.6	$212.8

The components of earnings (loss) before income tax expense consisted of the following:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions)
United States	$551.9	$553.8	$508.9
International	(2.8)	67.6	79.6

Total	$549.1	$621.4	$588.5

The difference in income tax provided and the amounts determined by applying the statutory rate to income before income taxes resulted from the following:

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.6	1.7	1.5
Foreign income taxes	1.4	0.4	1.5
Other (including permanent differences)	(0.6)	(2.6)	(1.8)

	38.4%	34.5%	36.2%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	January 28, 2012	January 29, 2011
Deferred tax asset:
Inventory obsolescence reserve	$18.8	$19.7
Deferred rents	16.1	16.4
Stock-based compensation	24.1	25.8
Net operating losses	16.5	15.9
Customer liabilities	29.4	9.0
Other	7.5	10.7

Total deferred tax assets	112.4	97.5
Valuation allowance	(3.4)	(2.7)

Total deferred tax assets, net	109.0	94.8

Deferred tax liabilities:
Fixed Assets	(25.2)	(20.3)
Goodwill	(49.6)	(44.5)
Prepaid expenses	(8.0)	(7.5)
Acquired intangible assets	(41.7)	(59.6)
Other	(6.9)	(9.0)

Total deferred tax liabilities	(131.4)	(140.9)

Net	$(22.4)	$(46.1)

Financial statements:
Current deferred tax assets	$44.7	$28.8

Deferred tax liabilities	$(67.1)	$(74.9)

In addition, the valuation allowance for deferred tax assets for the fiscal year ended January 30, 2010 was $2.0 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for the fiscal years ended on January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 28, 2006.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of January 28, 2012, the gross amount of unrecognized tax benefits was approximately $25.4 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of approximately $16.4 million, exclusive of any benefits related to interest and penalties.

A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	January 28, 2012	January 29, 2011	January 30, 2010
Beginning balance of unrecognized tax benefits	$24.9	$35.2	$32.2
Increases related to current period tax positions	—	—	5.0
Increases related to prior period tax positions	9.9	2.1	8.1
Reductions as a result of a lapse of the applicable statute of limitations	(2.0)	(6.4)	(1.5)
Reductions as a result of settlements with taxing authorities	(7.4)	(6.0)	(8.6)

Ending balance of unrecognized tax benefits	$25.4	$24.9	$35.2

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 28, 2012, January 29, 2011 and January 30, 2010, the Company had approximately $3.2 million, $6.2 million and $6.9 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $2.7 million of benefit and $1.4 million of expense were recognized through income tax expense in the fiscal years ended January 28, 2012 and January 30, 2010, respectively, with an immaterial amount recognized in income tax expense in the fiscal year ended January 29, 2011. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company’s effective tax rate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

14.	Stock Incentive Plan

Effective June 2011, the Company’s stockholders voted to adopt the 2011 Incentive Plan (the “2011 Incentive Plan”) to provide for issuance under the 2011 Incentive Plan of the Company’s Class A common stock. The 2011 Incentive Plan provides a maximum aggregate amount of 9.25 million shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock and other share-based awards, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares. Options and restricted shares granted after June 21, 2011 are issued under the 2011 Incentive Plan.

Effective June 2009, the Company’s stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “2001 Incentive Plan”) to provide for issuance under the 2001 Incentive Plan of the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company’s Class A common stock. The 2001 Incentive Plan provides a maximum aggregate amount of 46.5 million shares of Class A common stock with respect to which options may be granted and provides for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares. Options and restricted shares granted on or before June 21, 2011 were issued under the 2001 Incentive Plan.

Stock Options

A summary of the status of the Company’s stock options is presented below:

	Shares	Weighted- Average Exercise Price
	(Millions of shares)
Balance, January 31, 2009	9.7	$14.96
Granted	1.4	$26.02
Exercised	(0.3)	$14.77
Forfeited	(0.2)	$35.61

Balance, January 30, 2010	10.6	$16.00

Granted	1.2	$20.32
Exercised	(3.8)	$2.85
Forfeited	(0.4)	$33.51

Balance, January 29, 2011	7.6	$22.43

Exercised	(1.4)	$13.35
Forfeited	(0.4)	$30.18

Balance, January 28, 2012	5.8	$23.96

The following table summarizes information as of January 28, 2012 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Contractual Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$ 5.90 - $ 7.55	0.1	1.94	$6.92	0.1	$6.92
$ 9.29 - $10.13	1.3	2.76	$9.84	1.3	$9.84
$17.94 - $20.69	2.0	5.83	$20.28	1.3	$20.26
$26.02 - $26.69	1.5	6.38	$26.23	1.2	$26.30
$49.95 - $49.95	0.9	6.03	$49.95	0.9	$49.95

$ 5.90 - $49.95	5.8	5.27	$23.96	4.8	$24.36

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The total intrinsic value of options exercised during the fiscal years ended January 28, 2012, January 29, 2011 and January 30, 2010 was $16.0 million, $59.9 million, and $3.7 million, respectively. The intrinsic value of options exercisable and options outstanding was $25.3 million and $28.2 million, respectively, as of January 28, 2012.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company included compensation expense relating to the grant of these options in the amount of $6.4 million, $12.2 million and $11.5 million, respectively, in selling, general and administrative expenses. As of January 28, 2012, the unrecognized compensation expense related to the unvested portion of the Company’s stock options was $2.8 million, which is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of the Company’s restricted stock awards activity:

	Shares	Weighted- Average Grant Date Fair Value
	(Millions of shares)
Nonvested shares at January 31, 2009	1.3	$35.89
Granted	0.6	$25.82
Vested	(0.6)	$31.91
Forfeited	—	$33.78

Nonvested shares at January 30, 2010	1.3	$32.94

Granted	0.7	$20.43
Vested	(0.6)	$33.05
Forfeited	(0.2)	$23.07

Nonvested shares at January 29, 2011	1.2	$26.27

Granted	0.5	$20.90
Vested	(0.6)	$30.86
Forfeited	—	$21.61

Nonvested shares at January 28, 2012	1.1	$21.57

The restricted stock granted in the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010 vest in equal annual installments over three years.

During the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $12.4 million, $17.4 million and $26.3 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 28, 2012, there was $10.9 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.7 years.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Subsequent to the fiscal year ended January 28, 2012, an additional 770 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 626 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 126 thousand are subject to a performance target which will be measured following the completion of the 53 weeks ending February 2, 2013 with the portion earned vesting in equal annual installments over three years. The remaining 500 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.

15.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allowed employees to invest up to 60%, up to a maximum of $16.5 thousand a year, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 52 weeks ended January 28, 2012, January 29, 2011 and January 30, 2010, were $4.1 million, $3.6 million and $3.3 million, respectively.

16.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011		52 Weeks Ended January 30, 2010
	Sales	Percent of Total	Sales	Percent of Total	Sales	Percent of Total
Sales:
New video game hardware	$1,611.6	16.9%	$1,720.0	18.1%	$1,756.5	19.3%
New video game software	4,048.2	42.4%	3,968.7	41.9%	3,730.9	41.1%
Used video game products	2,620.2	27.4%	2,469.8	26.1%	2,394.1	26.4%
Other	1,270.5	13.3%	1,315.2	13.9%	1,196.5	13.2%

Total	$9,550.5	100.0%	$9,473.7	100.0%	$9,078.0	100.0%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011		52 Weeks Ended January 30, 2010
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$113.6	7.0%	$124.9	7.3%	$113.5	6.5%
New video game software	839.0	20.7%	819.6	20.7%	795.0	21.3%
Used video game products	1,221.2	46.6%	1,140.5	46.2%	1,121.2	46.8%
Other	505.7	39.8%	452.6	34.4%	405.0	33.8%

Total	$2,679.5	28.1%	$2,537.6	26.8%	$2,434.7	26.8%

17.	Segment Information

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

Information on segments and the reconciliation to earnings before income taxes are as follows (in millions):

Fiscal Year Ended January 28, 2012	United States	Canada	Australia	Europe	Other	Consolidated
Sales	$6,637.0	$498.4	$604.7	$1,810.4	$—	$9,550.5
Depreciation and amortization	126.4	6.1	12.4	41.4	—	186.3
Asset impairment and restructuring charges	28.9	1.3	0.6	50.4	—	81.2
Operating earnings	501.9	12.4	35.4	20.2	—	569.9
Interest income	(50.4)	(0.3)	(5.3)	(0.2)	55.3	(0.9)
Interest expense	18.9	—	0.2	56.9	(55.3)	20.7
Earnings before income tax expense	532.4	12.8	40.5	(36.6)	—	549.1
Income tax expense (benefit)	197.4	4.2	11.7	(2.7)	—	210.6
Goodwill	1,152.0	137.4	210.0	519.6	—	2,019.0
Other long-lived assets	404.0	23.0	58.3	345.8	—	831.1
Total assets	2,718.2	350.8	513.3	1,265.1	—	4,847.4

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fiscal Year Ended January 29, 2011	United States	Canada	Australia	Europe	Other	Consolidated
Sales	$6,681.2	$502.3	$565.2	$1,725.0	$—	$9,473.7
Depreciation and amortization	115.6	7.4	10.9	40.8	—	174.7
Asset impairment and restructuring charges	—	—	—	1.5	—	1.5
Operating earnings	530.8	22.6	41.0	68.2	—	662.6
Interest income	(45.7)	(0.2)	(4.4)	(0.7)	49.2	(1.8)
Interest expense	35.7	—	0.2	50.3	(49.2)	37.0
Earnings before income tax expense	534.9	22.8	45.1	18.6	—	621.4
Income tax expense	180.4	7.4	13.7	13.1	—	214.6
Goodwill	1,128.6	137.4	195.9	534.4	—	1,996.3
Other long-lived assets	421.9	27.2	50.5	413.1	—	912.7
Total assets	2,896.7	357.6	469.4	1,340.1	—	5,063.8

Fiscal Year Ended January 30, 2010	United States	Canada	Australia	Europe	Other	Consolidated
Sales	$6,275.0	$491.4	$530.2	$1,781.4	$—	$9,078.0
Depreciation and amortization	102.1	7.4	9.4	43.7	—	162.6
Asset impairment and restructuring charges	—	0.2	—	1.6	—	1.8
Operating earnings	488.8	35.0	46.0	67.2	—	637.0
Interest income	(51.5)	—	(1.7)	(1.4)	52.4	(2.2)
Interest expense	44.2	—	0.1	53.5	(52.4)	45.4
Earnings before income tax expense	490.8	35.0	47.5	15.2	—	588.5
Income tax expense	162.5	11.3	14.2	24.8	—	212.8
Goodwill	1,100.2	128.5	174.1	543.7	—	1,946.5
Other long-lived assets	384.1	29.4	33.6	434.4	—	881.5
Total assets	2,864.9	337.8	399.9	1,352.7	—	4,955.3

18.	Supplemental Cash Flow Information

	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions)
Cash paid during the period for:
Interest	$24.7	$36.9	$44.1

Income taxes	210.7	171.1	153.1

Subsidiaries acquired:
Goodwill	26.9	28.5	4.2
Noncontrolling interests	0.1	—	4.7
Net assets acquired (or liabilities assumed)	3.1	9.6	(0.5)

Cash paid for subsidiaries	$30.1	$38.1	$8.4

Other non-cash financing activities:
Treasury stock repurchases settled after the fiscal year ends	$0.1	$22.0	$64.6

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Stockholders’ Equity

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

The Company has 5 million shares of $.001 par value preferred stock authorized for issuance, of which 500 thousand shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At January 28, 2012, there were no shares of Series A Preferred Stock outstanding.

On January 11, 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2009, the number of shares repurchased was 6.1 million for an average price per share of $20.12. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2010, the number of shares repurchased was 17.1 million for an average price per share of $19.84. Approximately $22.0 million of treasury share purchases were not settled at the end of fiscal 2010 and were reported in accrued liabilities at January 29, 2011. Additionally, approximately $64.6 million of treasury share purchases were not settled at the end of fiscal 2009 and were reported in accrued liabilities at January 30, 2010. In February 2011, the Board of Directors of the Company authorized $500 million to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the $300 million share repurchase program authorized in September 2010 which had $138.4 million remaining. In November 2011, the Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s Senior Notes, replacing the $180.1 million remaining at the time of the authorization. For fiscal 2011, the number of shares repurchased was 11.2 million for an average price per share of $21.38. As of January 28, 2012, the Company had $329.7 million remaining under the November 2011 authorization. As of March 22, 2012, the Company has purchased an additional 3.3 million shares for an average price per share of $22.97. See Note 21 for additional information on Board authorizations.

On February 8, 2012, the Board of Directors of the Company announced the initiation of a quarterly cash dividend to its stockholders of $0.15 per Class A common share. The first quarterly dividend was paid on March 12, 2012 to all stockholders of record as of February 21, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

20.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 28, 2012 and January 29, 2011. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 28, 2012				Fiscal Year Ended January 29, 2011
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
	(Amounts in millions, except per share amounts)
Sales	$2,281.4	$1,743.7	$1,946.8	$3,578.6	$2,082.7	$1,799.1	$1,899.2	$3,692.8
Gross profit	620.2	543.2	572.9	943.2	570.8	516.8	546.3	903.7
Operating earnings	131.1	53.6	82.6	302.5	124.4	69.6	92.8	375.7
Consolidated net income attributable to GameStop	80.4	30.9	53.9	174.7	75.2	40.3	54.7	237.8
Basic net income per common share	0.56	0.22	0.39	1.28	0.49	0.27	0.36	1.58
Diluted net income per common share	0.56	0.22	0.39	1.27	0.48	0.26	0.36	1.56

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the third quarter of the fiscal year ended January 28, 2012 include debt extinguishment expense of $0.6 million.

(2)

The results of operations for the fourth quarter of the fiscal year ended January 28, 2012 include asset impairments and restructuring charges of $81.2 million and debt extinguishment expense of $0.4 million.

(3)	The results of operations for the third quarter of the fiscal year ended January 29, 2011 include debt extinguishment expense of $6.0 million.

(4)	The results of operations for the fourth quarter of the fiscal year ended January 29, 2011 include asset impairments and restructuring charges of $1.5 million.

21.	Subsequent Events

On February 8, 2012, the Board of Directors of the Company announced the initiation of a quarterly cash dividend to its stockholders of $0.15 per Class A common share. The first quarterly dividend was paid on March 12, 2012 to all stockholders of record as of February 21, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

On March 20, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock. This authorization replaces the $500 million authorization announced in November 2011, which had $253.4 million remaining at the time of the new authorization. Under the new repurchase program, the Company may purchase shares of issued and outstanding common stock through open market purchases. The timing and actual amount of share repurchases will be determined by the Company’s management based on their evaluation of market conditions and other factors. In addition, repurchases may be suspended or discontinued at any time. As of March 22, 2012, the Company has not purchased any shares under this authorization.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(13)

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(14)

3.1	Second Amended and Restated Certificate of Incorporation.(2)

3.2	Amended and Restated Bylaws.(3)

3.3	Amendment to Amended and Restated Bylaws.(12)

3.4	Amendment to Amended and Restated Bylaws.(20)

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(4)

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(3)

4.4	Form of Indenture.(6)

10.1	Insurance Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)

10.2	Operating Agreement, dated as of January 1, 2002, between Barnes & Noble, Inc. and GameStop Holdings Corp. (f/k/a GameStop Corp.).(7)

10.3	Fourth Amended and Restated 2001 Incentive Plan.(16)

10.4	2011 Incentive Plan.(22)

10.5	Second Amended and Restated Supplemental Compensation Plan.(8)

10.6	Form of Option Agreement.(9)

10.7	Form of Restricted Share Agreement.(10)

10.8

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

10.9	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(11)

10.10	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

Exhibit Number	Description

10.11

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

10.12	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(11)

10.13	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(11)

10.14	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(19)

10.15

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(14)

10.16

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender and Bank of America, N.A., as Collateral Agent.(14)

10.17

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

10.19	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(15)

10.20	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)

10.21

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)

10.22

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(21)

10.23	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(15)

10.24	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)

10.25

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)

10.26

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(21)

Exhibit Number	Description

10.27	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(15)

10.28	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)

10.29	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(21)

10.30	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(15)

10.31	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

10.32	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(21)

10.33	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)

10.34	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(21)

14.1	Code of Ethics for Senior Financial and Executive Officers.

14.2	Code of Standards, Ethics and Conduct.

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(3)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(4)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(5)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Amendment No. 3 to Form S-1 filed with the Securities and Exchange Commission on January 24, 2002.

(8)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(9)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(10)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(11)	Incorporated by reference to Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(12)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(13)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(16)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(21)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(22)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.