Form 10-Q
period 2012-04-28
GameStop Corp.
filed 2012-06-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of May 29, 2012: 130,295,176

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	April 28, 2012	April 30, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$329.1	$395.8	$655.0
Receivables, net	48.1	50.6	64.4
Merchandise inventories, net	1,118.2	1,306.1	1,137.5
Deferred income taxes — current	39.2	24.1	44.7
Prepaid expenses	85.6	83.3	79.9
Other current assets	15.4	22.9	15.8

Total current assets	1,635.6	1,882.8	1,997.3

Property and equipment:
Land	22.4	25.7	22.8
Buildings and leasehold improvements	602.2	590.8	602.2
Fixtures and equipment	877.3	840.7	876.3

Total property and equipment	1,501.9	1,457.2	1,501.3
Less accumulated depreciation and amortization	952.7	837.8	928.0

Net property and equipment	549.2	619.4	573.3
Goodwill, net	2,021.3	2,081.2	2,019.0
Other intangible assets	205.9	278.6	209.1
Other noncurrent assets	47.0	65.4	48.7

Total noncurrent assets	2,823.4	3,044.6	2,850.1

Total assets	$4,459.0	$4,927.4	$4,847.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$656.4	$872.2	$804.3
Accrued liabilities	654.1	594.4	749.8
Taxes payable	8.5	34.7	79.8

Total current liabilities	1,319.0	1,501.3	1,633.9

Senior notes payable, long-term portion, net	—	249.2	—
Deferred taxes	62.6	73.4	67.1
Other long-term liabilities	100.1	103.8	106.2

Total long-term liabilities	162.7	426.4	173.3

Total liabilities	1,481.7	1,927.7	1,807.2

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 132.0, 141.3 and 136.8 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	611.3	823.1	726.6
Accumulated other comprehensive income	170.4	292.3	169.7
Retained earnings	2,197.6	1,886.2	2,145.7

Equity attributable to GameStop Corp. stockholders	2,979.4	3,001.7	3,042.1
Deficit attributable to noncontrolling interest	(2.1)	(2.0)	(1.9)

Total equity	2,977.3	2,999.7	3,040.2

Total liabilities and stockholders’ equity	$4,459.0	$4,927.4	$4,847.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions, except per share data)
	(Unaudited)
Sales	$2,002.2	$2,281.4
Cost of sales	1,402.3	1,661.2

Gross profit	599.9	620.2
Selling, general and administrative expenses	440.4	442.7
Depreciation and amortization	44.5	46.4

Operating earnings	115.0	131.1
Interest income	(0.2)	(0.2)
Interest expense	0.6	6.3

Earnings before income tax expense	114.6	125.0
Income tax expense	42.2	45.0

Consolidated net income	72.4	80.0
Net loss attributable to noncontrolling interests	0.1	0.4

Consolidated net income attributable to GameStop	$72.5	$80.4

Basic net income per common share[1]	$0.54	$0.56

Diluted net income per common share[1]	$0.54	$0.56

Dividends per common share	$0.15	$—

Weighted average shares of common stock — basic	134.0	142.7

Weighted average shares of common stock — diluted	134.8	143.7

1	Basic net income per common share and diluted net income per common share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions)
	(Unaudited)
Consolidated net income	$72.4	$80.0
Other comprehensive income:
Foreign currency translation	0.6	129.6

Total comprehensive income	73.0	209.6
Comprehensive loss attributable to noncontrolling interests	0.2	0.6

Comprehensive income attributable to GameStop	$73.2	$210.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock				Noncontrolling Interest	Total
				(In millions)
				(Unaudited)
Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Comprehensive income:
Net income (loss) for the 13 weeks ended April 28, 2012	—	—	—	—	72.5	(0.1)	72.4
Foreign currency translation	—	—	—	0.7	—	(0.1)	0.6

Total comprehensive income							73.0
Dividends	—	—	—	—	(20.6)	—	(20.6)
Stock-based compensation	—	—	5.0	—	—	—	5.0
Purchase of treasury stock	(5.4)	—	(121.5)	—	—	—	(121.5)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.2)	0.6	—	1.2	—	—	—	1.2

Balance at April 28, 2012	132.0	$0.1	$611.3	$170.4	$2,197.6	$(2.1)	$2,977.3

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$72.4	$80.0
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	45.1	46.9
Amortization and retirement of deferred financing fees and issue discounts	0.3	0.6
Stock-based compensation expense	5.0	4.9
Deferred income taxes	0.9	0.7
Excess tax (benefits) expense realized from exercise of stock-based awards	(0.2)	0.4
Loss on disposal of property and equipment	0.8	4.5
Changes in other long-term liabilities	(5.9)	5.7
Changes in operating assets and liabilities, net:
Receivables, net	16.2	16.7
Merchandise inventories	20.0	(17.1)
Prepaid expenses and other current assets	(5.1)	(11.5)
Prepaid income taxes and accrued income taxes payable	(70.8)	(27.9)
Accounts payable and accrued liabilities	(240.9)	(236.4)

Net cash flows used in operating activities	(162.2)	(132.5)

Cash flows from investing activities:
Purchase of property and equipment	(22.3)	(42.4)
Acquisition, net of cash acquired	(1.5)	(11.4)
Other	1.7	(6.3)

Net cash flows used in investing activities	(22.1)	(60.1)

Cash flows from financing activities:
Purchase of treasury shares	(121.6)	(139.8)
Dividends paid	(20.5)	—
Issuance of shares relating to stock options	1.0	7.2
Excess tax benefits (expense) realized from exercise of stock-based awards	0.2	(0.4)

Net cash flows used in financing activities	(140.9)	(133.0)

Exchange rate effect on cash and cash equivalents	(0.7)	10.6

Net decrease in cash and cash equivalents	(325.9)	(315.0)
Cash and cash equivalents at beginning of period	655.0	710.8

Cash and cash equivalents at end of period	$329.1	$395.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is the world’s largest multichannel video game retailer. The Company sells new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 52 weeks ended January 28, 2012 (“fiscal 2011”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended April 28, 2012 are not indicative of the results to be expected for the 53 weeks ending February 2, 2013 (“fiscal 2012”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

Recently Adopted Accounting Standards

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding the presentation of comprehensive income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income. The accounting standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this accounting standard update, our condensed consolidated financial statements now include separate statements of comprehensive income.

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding fair value measurement and disclosure. This accounting standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This accounting standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this accounting standard update did not have a significant impact on our condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accounting for Stock-Based Compensation

For options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 13 weeks ended April 28, 2012 and April 30, 2011.

In the 13 weeks ended April 28, 2012 and April 30, 2011, the Company included compensation expense relating to stock option grants of $0.7 million and $1.6 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of April 28, 2012, the unrecognized compensation expense related to the unvested portion of our stock options was $2.1 million, which is expected to be recognized over a weighted average period of 0.8 years. The total intrinsic value of options exercised during the 13 weeks ended April 28, 2012 and April 30, 2011 was $0.4 million and $7.6 million, respectively.

During the 13 weeks ended April 28, 2012, 1,396,000 shares of restricted stock were granted with a fair value of $23.73 per common share. Of these shares, 769,800 vest in equal annual installments over three years and 626,200 shares are subject to performance measures. Of the performance related restricted shares granted, 125,700 vest in equal annual installments over three years subject to performance targets based on fiscal 2012 operating results. The remaining 500,500 shares of performance based restricted shares granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. These grants will vest immediately upon measurement to the extent earned. During the 13 weeks ended April 30, 2011, 448,000 shares of restricted stock were granted with a fair market value of $20.85 per share. Of these shares, 367,500 vest in equal annual installments over three years subject to continued service to the Company and 80,500, to the extent earned, vest over three years subject to performance targets based on fiscal 2011 operating results. Based on actual fiscal 2011 operating results, only 76,500 of the performance-based shares were earned. During the 13 weeks ended April 28, 2012 and April 30, 2011, the Company included compensation expense relating to the restricted share grants in the amount of $4.3 million and $3.3 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of April 28, 2012, there was $38.9 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.5 years.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Income Per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions, except per share data)
Net income attributable to GameStop	$72.5	$80.4

Weighted average common shares outstanding	134.0	142.7
Dilutive effect of options and restricted shares on common stock	0.8	1.0

Common shares and dilutive potential common shares	134.8	143.7

Net income per common share:
Basic	$0.54	$0.56

Diluted	$0.54	$0.56

The following table contains information on restricted shares and options to purchase shares of Class A Common Stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended April 28, 2012	2.4	$26.02 - 49.95	2017 - 2019
13 Weeks Ended April 30, 2011	3.9	$20.32 - 49.95	2017 - 2020

4.	Fair Value Measurements and Financial Instruments

Recurring Fair Value Measurements and Derivative Financial Instruments

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	April 28, 2012	April 30, 2011	January 28, 2012
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$14.7	$21.4	$17.0
Company-owned life insurance	3.3	3.3	3.1

Total assets	$18.0	$24.7	$20.1

Liabilities
Foreign Currency Contracts	$2.1	$27.7	$2.5
Nonqualified deferred compensation	0.9	1.0	0.8

Total liabilities	$3.0	$28.7	$3.3

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $447.9 million and $486.5 million as of April 28, 2012 and April 30, 2011, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $206.5 million and $177.9 million as of April 28, 2012 and April 30, 2011, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended April 28, 2012	13 Weeks Ended April 30, 2011
Losses on the changes in fair value of derivative instruments	$(1.8)	$(9.3)
Gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	2.5	11.8

Total	$0.7	$2.5

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	April 28, 2012	April 30, 2011	January 28, 2012
Assets
Foreign Currency Contracts
Other current assets	$12.0	$19.0	$12.3
Other noncurrent assets	2.7	2.4	4.7
Liabilities
Foreign Currency Contracts
Accrued liabilities	(1.5)	(23.0)	(2.0)
Other long-term liabilities	(0.6)	(4.7)	(0.5)

Total derivatives	$12.6	$(6.3)	$14.5

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended April 28, 2012 and April 30, 2011.

Other Fair Value Disclosures

The Company’s carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value, except for differences with respect to the Company’s senior notes that were outstanding until December 2011. The fair value of the senior notes payable in the accompanying condensed consolidated balance sheet as of April 30, 2011 was estimated using Level 2 inputs based on quoted prices for those instruments. As of April 28, 2012, there were no senior notes outstanding. As of April 30, 2011, the senior notes payable had a carrying value of $249.2 million and a fair value of $254.7 million.

5.	Restructuring Initiative

During fiscal 2011, the Company announced a restructuring initiative related to the exit of certain markets in Europe and the closure of under-performing stores in the international segments, as well as the consolidation of European home office sites and back-office functions affecting our northern Europe and Spain operations. These restructuring charges were a result of management’s plan to rationalize the international store base and improve profitability.

The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 13 weeks ended April 28, 2012 (in millions):

		Activity for the 13 Weeks Ended April 28, 2012
	Accrued Balance as of January 28, 2012	Charges	Cash Payments	Non-cash and Foreign Currency Changes	Accrued Balance as of April 28, 2012
Termination benefits	$5.6	$—	$(3.1)	$0.1	$2.6
Facility closure and other costs	3.9	—	(1.4)	(0.4)	2.1

Total	$9.5	$—	$(4.5)	$(0.3)	$4.7

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The balance is recorded as a current liability within accrued liabilities on the Company’s condensed consolidated balance sheets.

6.	Debt

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of April 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of April 28, 2012, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 28, 2012, there were cash overdrafts of $1.8 million outstanding under the Line of Credit and bank guarantees outstanding totaled $4.9 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an indenture, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes (the “Trustee”).

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 13-week period ended April 30, 2011. As of April 30, 2011, the only long-term debt outstanding was the $250 million in Senior Notes, gross of the unamortized original issue discount of $0.8 million. As of January 28, 2012, the Senior Notes had been fully redeemed.

7.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for the fiscal years ended on January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007. The Company does not anticipate any adjustments that would result in a material impact on its condensed consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination by the IRS for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended April 28, 2012. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks ended April 28, 2012 and April 30, 2011 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Significant Products

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	April 28, 2012		April 30, 2011
	Sales	Percent of Total	Sales	Percent of Total
Sales:
New video game hardware	$348.6	17.4%	$432.4	19.0%
New video game software	731.1	36.5%	914.7	40.1%
Used video game products	619.0	30.9%	625.0	27.4%
Other	303.5	15.2%	309.3	13.5%

Total	$2,002.2	100.0%	$2,281.4	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 28, 2012		April 30, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$22.9	6.6%	$30.1	7.0%
New video game software	150.0	20.5%	174.9	19.1%
Used video game products	304.2	49.1%	300.0	48.0%
Other	122.8	40.5%	115.2	37.2%

Total	$599.9	30.0%	$620.2	27.2%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and the streaming technology company Spawn Labs. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe for the first fiscal quarter of 2012 include retail store operations in 11 European countries and e-commerce operations in six countries. Segment results for Europe for the first quarter of fiscal 2011 include retail store operations in 13 European countries and e-commerce operations in five countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 28, 2012. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by operating segment were as follows (in millions):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
United States	$1,459.3	$1,700.8
Canada	97.6	108.1
Australia	106.5	118.8
Europe	338.8	353.7

Total	$2,002.2	$2,281.4

Segment operating earnings (loss) were as follows (in millions):

	13 Weeks Ended
	April 28, 2012	April 30, 2011
United States	$115.2	$131.2
Canada	2.5	0.3
Australia	(1.5)	3.7
Europe	(1.2)	(4.1)

Total	$115.0	$131.1

11.	Supplemental Cash Flow Information

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Cash paid (in millions) during the period for:
Interest	$0.6	$10.6

Income taxes	$111.8	$72.0

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

12.	Subsequent Events

On May 15, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.15 per share of Class A Common Stock payable on June 12, 2012 to stockholders of record at the close of business on May 29, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

As of May 29, 2012, the Company has purchased an additional 1.7 million shares of its Class A Common Stock for an average price per share of $19.09 since April 28, 2012.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended January 28, 2012 filed with the Securities and Exchange Commission (the “SEC”) on March 27, 2012 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of April 28, 2012, we operated 6,614 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; and a digital PC distribution platform available at www.gamestop.com/pcgames.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 2, 2013 (“fiscal 2012”) consists of 53 weeks and the fiscal year ended January 28, 2012 (“fiscal 2011”) consists of 52 weeks.

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo DSi XL was introduced in early 2010, the Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. New hardware systems are typically introduced every four to six years. The current generation of hardware is now between five and six years old and consumer demand is waning. We expect to see declines in hardware sales and software sales in fiscal 2012 due to the age of the current console cycle. The introduction of new consoles or further price cuts on the current generation of consoles could partially offset these declines.

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloaded software, Xbox LIVE, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2012. We have made significant investments in e-commerce, online game development, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business, selling an assortment of gaming-certified tablets and accessories in select stores. We also began accepting trades of iPod®, iPhone®, and iPad® devices in all of our U.S. stores and selling refurbished devices in some of our stores. More stores will be added as inventory levels increase. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

Critical Accounting Policies

Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires management to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of sales for the periods indicated:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
Statement of Operations Data:
Sales	100.0%	100.0%
Cost of sales	70.0	72.8

Gross profit	30.0	27.2
Selling, general and administrative expenses	22.0	19.4
Depreciation and amortization	2.3	2.0

Operating earnings	5.7	5.8
Interest expense, net	—	0.3

Earnings before income tax expense	5.7	5.5
Income tax expense	2.1	2.0

Consolidated net income	3.6	3.5
Net loss attributable to noncontrolling interests	—	—

Consolidated net income attributable to GameStop	3.6%	3.5%

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

The following table sets forth sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	April 28, 2012		April 30, 2011
	Sales	Percent of Total	Sales	Percent of Total
Sales:
New video game hardware	$348.6	17.4%	$432.4	19.0%
New video game software	731.1	36.5%	914.7	40.1%
Used video game products	619.0	30.9%	625.0	27.4%
Other	303.5	15.2%	309.3	13.5%

Total	$2,002.2	100.0%	$2,281.4	100.0%

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished iPod®, iPhone® and iPad® devices, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 28, 2012		April 30, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$22.9	6.6%	$30.1	7.0%
New video game software	150.0	20.5%	174.9	19.1%
Used video game products	304.2	49.1%	300.0	48.0%
Other	122.8	40.5%	115.2	37.2%

Total	$599.9	30.0%	$620.2	27.2%

13 weeks ended April 28, 2012 compared with the 13 weeks ended April 30, 2011

Sales decreased by $279.2 million, or 12.2%, from $2,281.4 million in the 13 weeks ended April 30, 2011 to $2,002.2 million in the 13 weeks ended April 28, 2012. The decrease in sales was primarily attributable to a decrease in comparable store sales of 12.5% and changes related to foreign exchange rates, which had the effect of decreasing sales by $19.6 million when compared to the first quarter of fiscal 2011. The decrease in comparable store sales was primarily due to a decrease in new video game hardware sales and new video game software sales in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011 due to a decline in demand as the current generation of video game technology ages. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates.

New video game hardware sales decreased $83.8 million, or 19.4%, from $432.4 million in the 13 weeks ended April 30, 2011 to $348.6 million in the 13 weeks ended April 28, 2012. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. New video game software sales decreased $183.6 million, or 20.1%, from $914.7 million in the 13 weeks ended April 30,

2011 to $731.1 million in the 13 weeks ended April 28, 2012 primarily due to a lack of new release video game titles in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. Used video game product sales decreased $6.0 million, or 1.0%, from $625.0 million in the 13 weeks ended April 30, 2011 to $619.0 million in the 13 weeks ended April 28, 2012. The decrease in used video game product sales was primarily due to changes related to foreign exchange rates, which had the effect of decreasing sales by $5.8 million when compared to the first quarter of fiscal 2011. Other product sales decreased by $5.8 million, or 1.9%, from $309.3 million in the 13 weeks ended April 30, 2011 to $303.5 million in the 13 weeks ended April 28, 2012. The decrease in other product sales was primarily due to decreases in accessories sales associated with hardware sales declines and lower PC entertainment software sales due to fewer new title launches in fiscal 2012, offset by higher mobile product sales in fiscal 2012.

As a percentage of sales, new video game hardware sales and new video game software sales decreased and used video game product sales and other product sales increased in the 13 weeks ended April 28, 2012 compared to the 13 weeks ended April 30, 2011. The change in the mix of sales was primarily due to the decreases in new video game hardware sales and new video game software sales discussed above.

Cost of sales decreased by $258.9 million, or 15.6%, from $1,661.2 million in the 13 weeks ended April 30, 2011 to $1,402.3 million in the 13 weeks ended April 28, 2012 as a result of the decrease in sales discussed above and the changes in gross profit discussed below.

Gross profit decreased by $20.3 million, or 3.3%, from $620.2 million in the 13 weeks ended April 30, 2011 to $599.9 million in the 13 weeks ended April 28, 2012. Gross profit as a percentage of sales increased from 27.2% in the 13 weeks ended April 30, 2011 to 30.0% in the 13 weeks ended April 28, 2012. The gross profit percentage increase was primarily due to the increase in sales of used video game products and other products as a percentage of sales and the increase in gross profit as a percentage of sales on new video game software products, used video game products and other products. Gross profit as a percentage of sales on new video game hardware decreased from 7.0% in the 13 weeks ended April 30, 2011 to 6.6% in the 13 weeks ended April 28, 2012 primarily due to an increase in promotional activities and a decrease in product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased from 19.1% to 20.5% in the 13 weeks ended April 28, 2012 compared to the 13 weeks ended April 30, 2011 primarily due to the increase in the mix of international new video game software sales to total new video game software sales during the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. International new video game software sales have a higher gross margin than U.S. new video game software sales. Gross profit as a percentage of sales on used video game products increased from 48.0% to 49.1% in the 13 weeks ended April 28, 2012 compared to the 13 weeks ended April 30, 2011 due to improvements in margin rates throughout most of our international operations. Gross profit as a percentage of sales on other product sales increased from 37.2% to 40.5% in the 13 weeks ended April 28, 2012 compared to the 13 weeks ended April 30, 2011 primarily due to a shift in sales to higher margin digital products, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards paid memberships and related Game Informer subscriptions that also have higher margins than PC entertainment software and accessories.

Selling, general and administrative expenses decreased by $2.3 million, or 0.5%, from $442.7 million in the 13 weeks ended April 30, 2011 to $440.4 million in the 13 weeks ended April 28, 2012. This decrease was primarily due to changes in foreign exchange rates which had the effect of decreasing expenses by $6.8 million when compared to fiscal 2011. Selling, general and administrative expenses as a percentage of sales increased from 19.4% in the first quarter of fiscal 2011 to 22.0% in the first quarter of fiscal 2012. The increase in selling, general and administrative expenses as a percentage of sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Included in selling, general and administrative expenses is $5.0 million and $4.9 million in stock-based compensation expense for the 13-week periods ended April 28, 2012 and April 30, 2011, respectively.

Depreciation and amortization expense decreased $1.9 million from $46.4 million in the 13 weeks ended April 30, 2011 to $44.5 million in the 13 weeks ended April 28, 2012. This decrease was primarily due to a decrease in capital expenditures when compared to fiscal 2011 which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest income from the investment of excess cash balances was $0.2 million in the 13 weeks ended April 28, 2012 and the 13 weeks ended April 30, 2011. Interest expense decreased from $6.3 million in the 13 weeks ended April 30, 2011 to $0.6 million in the 13 weeks ended April 28, 2012, primarily due to the retirement of the Company’s senior notes in fiscal 2011.

Income tax expense for the 13 weeks ended April 30, 2011 and the 13 weeks ended April 28, 2012 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $42.2 million, or 36.8% of earnings before income tax expense, for the 13 weeks ended April 28, 2012 compared to $45.0 million, or 36.0% of earnings before income tax expense, for the 13 weeks ended April 30, 2011. The increase in the income tax rate was due primarily to differences in the expected sources of the Company’s earnings used in estimating the Company’s annualized effective tax rate.

The factors described above led to a decrease in operating earnings of $16.1 million, or 12.3%, from $131.1 million in the 13 weeks ended April 30, 2011 to $115.0 million in the 13 weeks ended April 28, 2012, and a decrease in consolidated net income of $7.6 million, or 9.5%, from $80.0 million in the 13 weeks ended April 30, 2011 to $72.4 million in the 13 weeks ended April 28, 2012.

The $0.1 million and $0.4 million net loss attributable to noncontrolling interests for the first quarter of fiscal 2012 and fiscal 2011, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our sales and operating earnings by reportable segment:

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions)
Sales by operating segment are as follows:
United States	$1,459.3	$1,700.8
Canada	97.6	108.1
Australia	106.5	118.8
Europe	338.8	353.7

Total	$2,002.2	$2,281.4

	13 Weeks Ended
	April 28, 2012	April 30, 2011
	(In millions)
Operating earnings (loss) by operating segment are as follows:
United States	$115.2	$131.2
Canada	2.5	0.3
Australia	(1.5)	3.7
Europe	(1.2)	(4.1)

Total	$115.0	$131.1

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and Spawn Labs. As of April 28, 2012 and April 30, 2011, the United States segment included 4,434 GameStop stores. Sales for the first quarter of fiscal 2012 decreased $241.5 million, or 14.2%, compared to the first quarter of fiscal 2011 and comparable store sales decreased 15.0%. Comparable store sales decreased primarily due to decreases in new video game hardware sales and new video game software sales offset partially by increases in used video game product sales and other product sales during the first quarter of fiscal 2012 compared to the first quarter of 2011. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through and lower price points related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. The decrease in new video game software sales is primarily due to a lack of new release video game titles in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011. Segment operating income decreased by $16.0 million, or 12.2%, in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, driven primarily by the decrease in comparable store sales.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. Sales in the Canadian segment in the first quarter of fiscal 2012 decreased $10.5 million, or 9.7%, compared to the first quarter of fiscal 2011. The decrease in sales was primarily attributable to a decrease in comparable store sales of 8.1% and the impact of changes in exchange rates in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011, which had the effect of decreasing sales by $2.0 million. Excluding the impact of changes in exchange rates, sales in the Canadian segment decreased by 7.9%. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points compared to the prior year as a result of being in the late stages of the current console cycle. As of April 28, 2012, the Canadian segment had 343 stores compared to 346 stores as of April 30, 2011.

Segment operating income increased by $2.2 million to $2.5 million compared to $0.3 million in the first quarter of fiscal 2011. The increase in operating income was primarily due to a reduction in selling, general and administrative expenses when compared to the first quarter of fiscal 2011.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of April 28, 2012, the Australian segment included 413 stores, compared to 408 stores as of April 30, 2011. Sales in the first quarter of fiscal 2012 decreased 10.4% to $106.5 million compared to first quarter fiscal 2011 sales of $118.8 million. The decrease in sales was primarily attributable to a decrease in comparable store sales of 14.4% partially offset by the impact of changes in exchange rates in the first quarter of fiscal 2012 when compared to the first quarter of fiscal 2011, which had the effect of increasing sales by $3.0 million. Excluding the impact of changes in exchange rates, sales in the Australian segment decreased 12.9%. The decrease in sales at existing stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through and lower price points compared to the prior year as a result of being in the late stages of the current console cycle.

Segment operating income decreased $5.2 million to an operating loss of $1.5 million in the first quarter of fiscal 2012 compared to operating income of $3.7 million in the first quarter of fiscal 2011. The decrease in operating earnings was primarily due to the decrease in sales at existing stores and the deleveraging of selling, general and administrative expense. In addition, the unfavorable impact of changes in exchange rates had the effect of increasing operating losses by $0.1 million for the 13 weeks ended April 28, 2012 when compared to the 13 weeks ended April 30, 2011.

Europe

Segment results for Europe during the first quarter of fiscal 2012 include retail store operations in 11 European countries and e-commerce sites in six countries. Segment results for Europe during the first quarter of fiscal 2011 include retail store operations in 13 European countries and e-commerce sites in five countries. As of April 28, 2012, the European segment operated 1,424 stores compared to 1,385 stores as of April 30, 2011. For the 13 weeks ended April 28, 2012, European sales decreased $14.9 million, or 4.2%, compared to the 13 weeks ended April 30, 2011. The decrease in sales was primarily due to unfavorable exchange rates recognized in the first quarter of fiscal 2012 compared to the first quarter of fiscal 2011, which had the effect of decreasing sales by $20.6 million. Excluding the effects of exchange rates, European segment sales increased 1.6%. This increase in sales was primarily due to the additional sales at the 91 stores opened since April 30, 2011, offset by a decrease in comparable sales of 1.1% when compared to the first quarter of fiscal 2011.

The segment operating loss in Europe was $1.2 million in the first quarter of fiscal 2012 compared to an operating loss of $4.1 million in the first quarter of fiscal 2011. The decrease in the operating loss in the first quarter of fiscal 2012 was primarily due to a reduction in selling, general and administrative expenses as a result of management’s cost control plans. In addition, the impact of changes in exchange rates had the effect of increasing operating losses by $0.2 million for the 13 weeks ended April 28, 2012 when compared to the 13 weeks ended April 30, 2011.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended April 28, 2012, cash used in operations was $162.2 million compared to cash used in operations of $132.5 million during the 13 weeks ended April 30, 2011. The increase in cash used in operations of $29.7 million was primarily due to a $13.7 million decrease in net income adjusted for noncash items and an $11.6 million decrease in cash flows related to the changes in payments of other long-term liabilities. Cash used in operations related to working capital increased $4.4 million from $276.2 million in the 13 weeks ended April 30, 2011 to $280.6 million in the 13 weeks ended April 28, 2012 due primarily to changes in the payment of income taxes and changes in inventory and related accounts payable from year to year. Our business is highly seasonal, with a disproportionate amount of sales occurring in the fourth quarter of each year. We purchase inventory in anticipation of these fourth quarter sales and, as a result, have higher accounts payable at year-end compared to the end of the first quarter. During the first quarter of each fiscal year, we have traditionally had a significant use of cash associated with the pay down of accounts payables from year-end.

Cash used in investing activities was $22.1 million and $60.1 million during the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. During the 13 weeks ended April 28, 2012, $22.3 million of cash was used primarily to invest in information systems, invest in digital initiatives and open new stores and remodel existing stores in the U.S. and internationally. During the 13 weeks ended April 30, 2011, $42.4 million of cash was used primarily to invest in information systems and e-commerce, invest in digital and loyalty program initiatives and open new stores in the U.S. and internationally. The decrease in capital expenditures from the first quarter of fiscal 2011 to the first quarter of fiscal 2012 was due primarily to a decrease in investments in e-commerce, digital and loyalty initiatives since the majority of the significant up-front investment in these initiatives was completed by the end of fiscal 2011. Additionally, during the first quarter of fiscal 2011, the Company used $11.4 million for acquisitions in support of the Company’s digital initiatives.

Cash used in financing activities was $140.9 million and $133.0 million for the 13 weeks ended April 28, 2012 and April 30, 2011, respectively. The cash used in financing activities for the 13 weeks ended April 28, 2012 was primarily due to the purchase of $121.6 million of treasury shares pursuant to the Board of Directors’ authorizations from November 2011 and March 2012 and the payment of dividends on the Company’s Class A

Common Stock of $20.5 million. The cash used in financing activities for the 13 weeks ended April 30, 2011 was primarily due to the purchase of $139.8 million of treasury shares pursuant to the Board of Directors’ $500 million authorization in February 2011, offset partially by the issuance of shares relating to stock option exercises of $7.2 million.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of April 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of April 28, 2012, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $8.8 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 28, 2012, there were cash overdrafts of $1.8 million outstanding under the Line of Credit and bank guarantees outstanding totaled $4.9 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012 (the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an indenture, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new Trustee for the Notes (the “Trustee”).

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. As of January 28, 2012, the Senior Notes had been fully redeemed. As of April 30, 2011, the only long-term debt outstanding was the Senior Notes.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 42 stores in the 13 weeks ended April 28, 2012 and expects to open approximately 150 stores in fiscal 2012. Capital expenditures for fiscal 2012 are projected to be approximately $140 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 13-week period ended April 30, 2011.

At the beginning of fiscal 2011, $22.0 million of treasury share purchases made during fiscal 2010 were settled. In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company could purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. During the 13 weeks ended April 30, 2011, the Company repurchased 5.9 million shares at an average price per share of $19.88. For the remainder of fiscal 2011, the Company purchased an additional 5.3 million shares for an average price per share of $23.05.

In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes, replacing the remaining $180.1 million authorization. On March 20, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization. During the 13 weeks ended April 28, 2012, the Company repurchased 5.4 million shares at an average price per share of $22.70. As of April 28, 2012, $454.8 million remained available under the current authorization. As of May 29, 2012, the Company has purchased an additional 1.7 million shares for an average price per share of $19.09 since April 28, 2012.

On February 8, 2012, the Board of Directors of the Company announced the initiation of a quarterly cash dividend to its stockholders of $0.15 per share of Class A Common Stock. The first quarterly cash dividend was paid on March 12, 2012 to all stockholders of record as of February 21, 2012. On May 15, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.15 per Class A common share payable on June 12, 2012 to stockholders of record at the close of business on May 29, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, digital initiatives, store openings and remodeling activities and corporate capital expenditure programs for at least the next 12 months.

Recent Accounting Pronouncements

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding the presentation of comprehensive income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income. The accounting standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this accounting standard update, our condensed consolidated financial statements now include separate statements of comprehensive income.

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding fair value measurement and disclosure. This accounting standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This accounting standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this accounting standard update did not have a significant impact on our condensed consolidated financial statements.

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	the launch of next generation consoles and the features of such consoles;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third-party litigation;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal quarter ended April 28, 2012, the Company recognized a $1.8 million loss in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of April 28, 2012 was a net asset of $12.6 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of April 28, 2012 would result in a (loss) or gain in value of the forwards, options and swaps of ($19.2) million or $19.2 million, respectively.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended January 28, 2012 filed with the SEC on March 27, 2012. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially, however, they are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the first quarter of fiscal 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
January 29 through February 25, 2012	2,858,509	$22.97	2,858,509	$264.1
February 26 through March 31, 2012	1,574,509	$22.65	1,574,509	$475.0
April 1 through April 28, 2012	920,000	$21.92	920,000	$454.8

Total	5,353,018	$22.70	5,353,018

(1)

In November 2011, our Board of Directors authorized $500 million to be used for share repurchases and/or retirement of the Company’s senior notes due 2012. In March 2012, the Board of Directors authorized $500 million to be used for share repurchases, replacing the November 2011 authorization. The March $500 million plan has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
3.3	Amendment to Amended and Restated Bylaws.(6)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(9)
10.1	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.2	2011 Incentive Plan.(11)
10.3	Second Amended and Restated Supplemental Compensation Plan.(12)
10.4	Form of Option Agreement.(13)

Exhibit Number	Description
10.5	Form of Restricted Share Agreement.(14)
10.6

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

10.7	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(16)
10.8	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.9

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)

10.10	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(16)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(16)
10.12	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.13

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)

10.14

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.15

Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.16

Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.17	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.18	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(18)
10.19

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(19)

10.20

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)

Exhibit Number	Description
10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.22	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.23

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)

10.24

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)

10.25	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(17)
10.26	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(19)
10.27

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
10.30

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)

10.31	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)
10.32	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Date: June 6, 2012

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: June 6, 2012

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Amended and Restated Bylaws.(5)
3.3	Amendment to Amended and Restated Bylaws.(6)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(8)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(5)
4.4	Form of Indenture.(9)
10.1	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.2	2011 Incentive Plan.(11)
10.3	Second Amended and Restated Supplemental Compensation Plan.(12)
10.4	Form of Option Agreement.(13)
10.5	Form of Restricted Share Agreement.(14)
10.6

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

10.7	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(16)
10.8	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)
10.9

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)

10.10	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(16)
10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(16)
10.12	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party thereto, and Bank of America, N.A., as Collateral Agent.(15)

Exhibit Number	Description
10.13

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)

10.14

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.15

Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.16

Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.17	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(17)
10.18	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and R. Richard Fontaine.(18)
10.19

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(19)

10.20

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(20)

10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.22	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(18)
10.23

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)

10.24

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(20)

10.25	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(17)
10.26	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(19)
10.27	Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(20)
10.28	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(17)
10.29	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(19)
10.30

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(20)

10.31	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)

Exhibit Number	Description
10.32	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(20)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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