Form 10-Q
period 2012-07-28
GameStop Corp.
filed 2012-09-05
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 28, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of August 28, 2012: 123,429,414

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	July 28, 2012	July 30, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$138.7	$224.8	$655.0
Receivables, net	40.2	44.2	64.4
Merchandise inventories, net	980.2	1,059.9	1,137.5
Deferred income taxes — current	43.3	24.6	44.7
Prepaid taxes	61.5	49.3	—
Prepaid expenses	88.4	87.4	79.9
Other current assets	27.1	19.7	15.8

Total current assets	1,379.4	1,509.9	1,997.3

Property and equipment:
Land	22.1	25.6	22.8
Buildings and leasehold improvements	594.5	592.8	602.2
Fixtures and equipment	889.7	867.8	876.3

Total property and equipment	1,506.3	1,486.2	1,501.3
Less accumulated depreciation and amortization	976.9	871.3	928.0

Net property and equipment	529.4	614.9	573.3
Goodwill, net	1,981.8	2,073.2	2,019.0
Other intangible assets	189.5	278.1	209.1
Other noncurrent assets	51.7	63.3	48.7

Total noncurrent assets	2,752.4	3,029.5	2,850.1

Total assets	$4,131.8	$4,539.4	$4,847.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$462.1	$469.7	$804.3
Accrued liabilities	721.2	662.0	749.8
Taxes payable	—	—	79.8
Revolver debt outstanding	—	10.0	—

Total current liabilities	1,183.3	1,141.7	1,633.9

Senior notes payable, long-term portion, net	—	249.3	—
Deferred taxes	60.9	69.3	67.1
Other long-term liabilities	98.3	99.0	106.2

Total long-term liabilities	159.2	417.6	173.3

Total liabilities	1,342.5	1,559.3	1,807.2

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 124.5, 140.2 and 136.8 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	479.1	799.4	726.6
Accumulated other comprehensive income	111.4	265.9	169.7
Retained earnings	2,198.7	1,917.1	2,145.7

Equity attributable to GameStop Corp. stockholders	2,789.3	2,982.5	3,042.1
Deficit attributable to noncontrolling interest	—	(2.4)	(1.9)

Total equity	2,789.3	2,980.1	3,040.2

Total liabilities and stockholders’ equity	$4,131.8	$4,539.4	$4,847.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In millions, except per share data)
		(Unaudited)
Net sales	$1,550.2	$1,743.7	$3,552.4	$4,025.1
Cost of sales	1,030.9	1,200.5	2,433.2	2,861.7

Gross profit	519.3	543.2	1,119.2	1,163.4
Selling, general and administrative expenses	440.9	442.5	881.3	885.2
Depreciation and amortization	43.9	47.1	88.4	93.4

Operating earnings	34.5	53.6	149.5	184.8
Interest income	(0.2)	(0.4)	(0.4)	(0.5)
Interest expense	1.1	6.7	1.7	13.0

Earnings before income tax expense	33.6	47.3	148.2	172.3
Income tax expense	12.6	16.7	54.8	61.8

Consolidated net income	21.0	30.6	93.4	110.5
Net loss attributable to noncontrolling interests	—	0.3	0.1	0.8

Consolidated net income attributable to GameStop	$21.0	$30.9	$93.5	$111.3

Basic net income per common share[1]	$0.16	$0.22	$0.71	$0.78

Diluted net income per common share[1]	$0.16	$0.22	$0.71	$0.78

Dividends per common share	$0.15	$—	$0.30	$—

Weighted average shares of common stock — basic	128.7	141.0	131.3	141.9

Weighted average shares of common stock — diluted	129.1	142.2	132.0	142.9

1	Basic net income per common share and diluted net income per common share are calculated based on consolidated net income attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In millions)
		(Unaudited)
Consolidated net income	$21.0	$30.6	$93.4	$110.5
Other comprehensive income:
Foreign currency translation	(59.0)	(26.5)	(58.4)	103.2

Total comprehensive income	(38.0)	4.1	35.0	213.7
Comprehensive loss attributable to noncontrolling interests	—	0.4	0.2	1.0

Comprehensive income attributable to GameStop	$(38.0)	$4.5	$35.2	$214.7

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN EQUITY

	GameStop Corp. Stockholders
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock				Noncontrolling Interest	Total
				(In millions)
				(Unaudited)
Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Comprehensive income:
Net income (loss) for the 26 weeks ended July 28, 2012	—	—	—	—	93.5	(0.1)	93.4
Foreign currency translation	—	—	—	(58.3)	—	(0.1)	(58.4)

Total comprehensive income							35.0
Dividends	—	—	—	—	(40.5)	—	(40.5)
Stock-based compensation	—	—	10.4	—	—	—	10.4
Purchase of treasury stock	(13.0)	—	(257.9)	—	—	—	(257.9)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.4)	0.7	—	2.1	—	—	—	2.1

Balance at July 28, 2012	124.5	$0.1	$479.1	$111.4	$2,198.7	$—	$2,789.3

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	July 28, 2012	July 30, 2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$93.4	$110.5
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	89.6	94.5
Amortization and retirement of deferred financing fees and issue discounts	0.6	1.2
Stock-based compensation expense	10.4	9.8
Deferred income taxes	(3.4)	(2.5)
Excess tax (benefits) expense realized from exercise of stock-based awards	(0.4)	0.4
Loss on disposal of property and equipment	2.0	6.9
Changes in other long-term liabilities	(6.7)	1.2
Changes in operating assets and liabilities, net:
Receivables, net	23.5	22.6
Merchandise inventories	133.6	217.5
Prepaid expenses and other current assets	(20.9)	(12.7)
Prepaid income taxes and accrued income taxes payable	(145.2)	(112.0)
Accounts payable and accrued liabilities	(350.3)	(563.1)

Net cash flows used in operating activities	(173.8)	(225.7)

Cash flows from investing activities:
Purchase of property and equipment	(53.6)	(87.9)
Acquisitions, net of cash acquired	(1.5)	(27.4)
Other	(2.1)	(5.7)

Net cash flows used in investing activities	(57.2)	(121.0)

Cash flows from financing activities:
Purchase of treasury shares	(246.6)	(174.4)
Dividends paid	(40.3)	—
Borrowings from the revolver	36.0	35.0
Repayments of revolver borrowings	(36.0)	(25.0)
Issuance of shares relating to stock options	1.6	13.2
Excess tax benefits (expense) realized from exercise of stock-based awards	0.4	(0.4)

Net cash flows used in financing activities	(284.9)	(151.6)

Exchange rate effect on cash and cash equivalents	(0.4)	12.3

Net decrease in cash and cash equivalents	(516.3)	(486.0)
Cash and cash equivalents at beginning of period	655.0	710.8

Cash and cash equivalents at end of period	$138.7	$224.8

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

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended July 28, 2012 are not indicative of the results to be expected for the 53 weeks ending February 2, 2013 (“fiscal 2012”).

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

For options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 26 weeks ended July 28, 2012 and July 30, 2011.

In the 13 weeks ended July 28, 2012 and July 30, 2011, the Company included compensation expense relating to stock option grants of $0.7 million and $1.6 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. In the 26 weeks ended July 28, 2012 and July 30, 2011, the Company included compensation expense relating to stock option grants of $1.4 million and $3.2 million, respectively, in selling, general and administrative expenses. As of July 28, 2012, the unrecognized compensation expense related to the unvested portion of our stock options was $1.4 million, which is expected to be recognized over a weighted average period of 0.6 years. The total intrinsic value of options exercised during the 13 weeks ended July 28, 2012 and July 30, 2011 was $0.7 million and $2.4 million, respectively. The total intrinsic value of options exercised during the 26 weeks ended July 28, 2012 and July 30, 2011 was $1.1 million and $10.0 million, respectively.

During the 13 weeks ended July 28, 2012, the Company granted 13,674 shares of restricted stock at a weighted average grant date fair value of $16.45, which vest in equal annual installments over three years. During the 13 weeks ended July 30, 2011, the Company granted 4,620 shares of restricted stock at a weighted average grant date fair value of $25.95, which vest in equal annual installments over three years. During the 26 weeks ended July 28, 2012, the Company granted 1,409,674 shares of restricted stock with a fair value of $23.66 per common share. Of these shares, 783,474 vest in equal annual installments over three years and 626,200 shares are subject to performance measures. Of the performance related restricted shares granted, 125,700 vest in equal annual installments over three years subject to performance targets based on fiscal 2012 operating results. The remaining 500,500 shares of performance based restricted shares granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. During the 26 weeks ended July 30, 2011, the Company granted 452,270 shares of restricted stock with a fair value of $20.90 per share. Of these shares, 371,770 vest in equal annual installments over three years, 76,475 vest over three years based on performance targets achieved, and 4,025 were forfeited based on fiscal 2011 performance. During the 13 weeks ended July 28, 2012 and July 30, 2011, the Company included compensation expense relating to the restricted stock grants in the amount of $4.8 million and $3.3 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 26 weeks ended July 28, 2012 and July 30, 2011, the Company included compensation expense relating to the restricted stock grants in the amount of $9.0 million and $6.6 million, respectively, in selling, general and administrative expenses. As of July 28, 2012, there was $34.4 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.3 years.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Income per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In millions, except per share data)
Net income attributable to GameStop	$21.0	$30.9	$93.5	$111.3

Weighted average common shares outstanding	128.7	141.0	131.3	141.9
Dilutive effect of options and restricted shares on common stock	0.4	1.2	0.7	1.0

Common shares and dilutive potential common shares	129.1	142.2	132.0	142.9

Net income per common share:
Basic	$0.16	$0.22	$0.71	$0.78

Diluted	$0.16	$0.22	$0.71	$0.78

The following table contains information on restricted shares and options to purchase shares of Class A Common Stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended July 28, 2012	5.5	$20.32 - 49.95	2016 - 2020
13 Weeks Ended July 30, 2011	2.6	$26.02 - 49.95	2017 - 2019

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	July 28, 2012	July 30, 2011	January 28, 2012
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$33.1	$18.2	$17.0
Company-owned life insurance	3.2	3.1	3.1

Total assets	$36.3	$21.3	$20.1

Liabilities
Foreign Currency Contracts	$1.7	$15.8	$2.5
Nonqualified deferred compensation	0.9	1.0	0.8

Total liabilities	$2.6	$16.8	$3.3

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $576.4 million and $488.5 million as of July 28, 2012 and July 30, 2011, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $91.5 million and $192.8 million as of July 28, 2012 and July 30, 2011, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Gains on the changes in fair value of derivative instruments	$18.7	$11.3	$16.9	$2.0
Losses on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(20.5)	(12.0)	(18.0)	(0.2)

Total	$(1.8)	$(0.7)	$(1.1)	$1.8

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	July 28, 2012	July 30, 2011	January 28, 2012
Assets
Foreign Currency Contracts
Other current assets	$27.1	$16.0	$12.3
Other noncurrent assets	6.0	2.2	4.7
Liabilities
Foreign Currency Contracts
Accrued liabilities	(1.7)	(14.3)	(2.0)
Other long-term liabilities	—	(1.5)	(0.5)

Total derivatives	$31.4	$2.4	$14.5

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended July 28, 2012 and July 30, 2011.

Other Fair Value Disclosures

The Company’s carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value, except for differences with respect to the Company’s senior notes that were outstanding until December 2011. The fair value of the senior notes payable in the accompanying condensed consolidated balance sheet as of July 30, 2011 was estimated using Level 2 inputs based on quoted prices for those instruments. As of July 28, 2012, there were no senior notes outstanding. As of July 30, 2011, the senior notes payable had a carrying value of $249.3 million and a fair value of $252.8 million.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 13 weeks ended July 28, 2012 (in millions):

		Activity for the 13 Weeks Ended July 28, 2012
	Accrued Balance as of April 28, 2012	Charges	Cash Payments	Non-cash and Foreign Currency Changes	Accrued Balance as of July 28, 2012
Termination benefits	$2.6	$—	$(0.9)	$(0.1)	$1.6
Facility closure and other costs	2.1	—	(0.4)	(0.1)	1.6

Total	$4.7	$—	$(1.3)	$(0.2)	$3.2

The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 26 weeks ended July 28, 2012 (in millions):

		Activity for the 26 Weeks Ended July 28, 2012
	Accrued Balance as of January 28, 2012	Charges	Cash Payments	Non-cash and Foreign Currency Changes	Accrued Balance as of July 28, 2012
Termination benefits	$5.6	$—	$(4.0)	$—	$1.6
Facility closure and other costs	3.9	—	(1.8)	(0.5)	1.6

Total	$9.5	$—	$(5.8)	$(0.5)	$3.2

The balance is recorded as a current liability within accrued liabilities on the Company’s condensed consolidated balance sheets.

6.	Debt

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of July 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended July 28, 2012, the Company borrowed and repaid $36.0 million under the Revolver. During the 26 weeks ended July 30, 2011, the Company borrowed $35.0 million from the Revolver and repaid $25.0 million, leaving an outstanding balance of $10.0 million as of July 30, 2011. As of July 28, 2012, total availability under the Revolver was $320.0 million, there were no borrowings outstanding and letters of credit outstanding totaled $8.9 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 28, 2012, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.3 million.

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

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 26-week period ended July 30, 2011. As of July 30, 2011, the only long-term debt outstanding was the $250 million in Senior Notes, gross of the unamortized original issue discount of $0.7 million. As of January 28, 2012, the Senior Notes had been fully redeemed.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for fiscal years ended January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007. The Company does not anticipate any adjustments that would result in a material impact on its condensed consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination by the IRS for years before and including the fiscal year ended January 28, 2006.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 26 weeks ended July 28, 2012. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The tax provisions for the 13 weeks and 26 weeks ended July 28, 2012 and July 30, 2011 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

9.	Significant Products

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$183.3	11.8%	$275.6	15.8%	$531.8	15.0%	$708.0	17.6%
New video game software	473.8	30.6%	599.8	34.4%	1,204.9	33.9%	1,514.5	37.6%
Used video game products	562.3	36.3%	633.1	36.3%	1,181.4	33.3%	1,258.1	31.3%
Other	330.8	21.3%	235.2	13.5%	634.3	17.8%	544.5	13.5%

Total	$1,550.2	100.0%	$1,743.7	100.0%	$3,552.4	100.0%	$4,025.1	100.0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$16.4	8.9%	$20.8	7.5%	$39.3	7.4%	$51.0	7.2%
New video game software	107.7	22.7%	132.0	22.0%	257.7	21.4%	306.8	20.3%
Used video game products	269.5	47.9%	292.4	46.2%	573.8	48.6%	592.4	47.1%
Other	125.7	38.0%	98.0	41.7%	248.4	39.2%	213.2	39.2%

Total	$519.3	33.5%	$543.2	31.2%	$1,119.2	31.5%	$1,163.4	28.9%

10.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs and an online consumer electronics marketplace Web site www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe for the 26-week period ended July 28, 2012 include retail store operations in 11 European countries and e-commerce operations in six countries. Segment results for Europe for the 26-week period ended July 30, 2011 include retail store operations in 13 European countries and e-commerce operations in five countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since January 28, 2012. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by operating segment were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
United States	$1,058.5	$1,156.9	$2,517.8	$2,857.7
Canada	76.9	87.8	174.5	195.9
Australia	128.9	138.1	235.4	256.9
Europe	285.9	360.9	624.7	714.6

Total	$1,550.2	$1,743.7	$3,552.4	$4,025.1

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Segment operating earnings (loss) were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
United States	$40.6	$58.1	$155.7	$189.3
Canada	0.4	(1.8)	2.9	(1.5)
Australia	3.7	3.5	2.3	7.2
Europe	(10.2)	(6.2)	(11.4)	(10.2)

Total	$34.5	$53.6	$149.5	$184.8

11.	Supplemental Cash Flow Information

	26 Weeks Ended
	July 28, 2012	July 30, 2011
Cash paid (in millions) during the period for:
Interest	$1.1	$11.2

Income taxes	$199.8	$170.0

12.	Subsequent Events

Dividend

On August 14, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.25 per share of Class A Common Stock payable on September 12, 2012 to stockholders of record at the close of business on August 28, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

Share Repurchase

As of August 28, 2012, the Company has purchased an additional 1.1 million shares of its Class A Common Stock for an average price per share of $15.87 since July 28, 2012.

Interim Goodwill Impairment Test

Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350 (“ASC 350”), the Company is required to test its goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test as of the beginning of the fourth quarter each fiscal year. The Company has determined that the recent decrease in its market capitalization below the total equity on its condensed consolidated balance sheet for a sustained period of time indicated that an interim impairment test of its goodwill was required under the provisions of ASC 350. Accordingly, the Company has begun the work to perform the interim impairment test of its goodwill and expects to complete the test by the end of the third quarter of fiscal 2012.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

To perform step one of the two-step goodwill impairment test, the Company must estimate the fair value of each reporting unit. Because quoted market prices for the Company’s reporting units are not available, the Company must exercise judgment in determining the estimated fair value of each reporting unit. The Company uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of these net present value calculations to the Company’s market capitalization. Given that the Company’s market capitalization as of the beginning of the third quarter of fiscal 2012 was approximately $780 million below its stockholders’ equity and the balance of the Company’s goodwill recorded on its consolidated balance sheet as of July 28, 2012 is $1,981.8 million (comprised of goodwill of $1,153.5 million, $137.2 million, $206.5 million and $484.6 million in its United States, Canada, Australia and Europe reporting units, respectively), any impairment charge resulting from performing step two of the impairment test would be material to the Company’s consolidated financial statements. Given the amount of the excess of calculated fair value over carrying value for each reporting unit as of the fiscal 2011 annual goodwill impairment test, the Company believes that any impairment charge resulting from the goodwill impairment test would be substantially concentrated in its Canada, Australia and Europe reporting units.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of July 28, 2012, we operated 6,628 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 2, 2013 (“fiscal 2012”) consists of 53 weeks and the fiscal year ended January 28, 2012 (“fiscal 2011”) consists of 52 weeks.

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo DSi XL was introduced in early 2010, the Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. However, the current generation of hardware consoles is now over five years old and consumer demand is abating. We have seen and expect to continue to see declines in new hardware and software sales in fiscal 2012 due to the age of the current console cycle. The introduction of new consoles or further price cuts on the current generation of consoles could partially offset these declines.

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2012. We have made significant investments in e-commerce, digital kiosks and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business, selling an assortment of gaming-certified tablets and accessories in approximately 1,600 stores in the United States and approximately 800 international stores. We also began accepting trades of pre-owned mobile devices in all of our United States stores, and, as of July 28, 2012, approximately 3,800 stores are selling these refurbished devices. More stores will be added as inventory levels increase. We also intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Goodwill. Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350 (“ASC 350”), the Company is required to test its goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The Company performs its annual impairment test as of the beginning of the fourth quarter each fiscal year. The Company has determined that the recent decrease in its market capitalization below the total equity on its condensed consolidated balance sheet for a sustained period of time indicated that an interim impairment test of its goodwill was required under the provisions of ASC 350. Accordingly, the Company has begun the work to perform the interim impairment test of its goodwill and expects to complete the test by the end of the third quarter of fiscal 2012.

To perform step one of the two-step goodwill impairment test, the Company must estimate the fair value of each reporting unit. Because quoted market prices for the Company’s reporting units are not available, the Company must exercise judgment in determining the estimated fair value of each reporting unit. The Company uses all available information to make these fair value determinations, including the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets. A key component of these fair value determinations is a reconciliation of the sum of these net present value calculations to the Company’s market capitalization. Given that the Company’s market capitalization as of the beginning of the third quarter of fiscal 2012 was approximately $780 million below its stockholders’ equity and the balance of the Company’s goodwill recorded on its consolidated balance sheet as of July 28, 2012 is $1,981.8 million (comprised of goodwill of $1,153.5 million, $137.2 million, $206.5 million and $484.6 million in its United States, Canada, Australia and Europe reporting units, respectively), any impairment charge resulting from performing step two of the impairment test would be material to the Company’s consolidated financial statements. Given the amount of the excess of calculated fair value over carrying value for each reporting unit as of the fiscal 2011 annual goodwill impairment test, the Company believes that any impairment charge resulting from the goodwill impairment test would be substantially concentrated in its Canada, Australia and Europe reporting units.

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	66.5	68.8	68.5	71.1

Gross profit	33.5	31.2	31.5	28.9
Selling, general and administrative expenses	28.4	25.4	24.8	22.0
Depreciation and amortization	2.8	2.7	2.5	2.3

Operating earnings	2.3	3.1	4.2	4.6
Interest expense, net	0.1	0.4	—	0.3

Earnings before income tax expense	2.2	2.7	4.2	4.3
Income tax expense	0.8	0.9	1.6	1.5

Consolidated net income	1.4	1.8	2.6	2.8
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income attributable to GameStop	1.4%	1.8%	2.6%	2.8%

The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than in selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of net sales has not historically been material.

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$183.3	11.8%	$275.6	15.8%	$531.8	15.0%	$708.0	17.6%
New video game software	473.8	30.6%	599.8	34.4%	1,204.9	33.9%	1,514.5	37.6%
Used video game products	562.3	36.3%	633.1	36.3%	1,181.4	33.3%	1,258.1	31.3%
Other	330.8	21.3%	235.2	13.5%	634.3	17.8%	544.5	13.5%

Total	$1,550.2	100.0%	$1,743.7	100.0%	$3,552.4	100.0%	$4,025.1	100.0%

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished mobile devices, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 28, 2012		July 30, 2011		July 28, 2012		July 30, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$16.4	8.9%	$20.8	7.5%	$39.3	7.4%	$51.0	7.2%
New video game software	107.7	22.7%	132.0	22.0%	257.7	21.4%	306.8	20.3%
Used video game products	269.5	47.9%	292.4	46.2%	573.8	48.6%	592.4	47.1%
Other	125.7	38.0%	98.0	41.7%	248.4	39.2%	213.2	39.2%

Total	$519.3	33.5%	$543.2	31.2%	$1,119.2	31.5%	$1,163.4	28.9%

13 weeks ended July 28, 2012 compared with the 13 weeks ended July 30, 2011

Net sales decreased by $193.5 million, or 11.1%, from $1,743.7 million in the 13 weeks ended July 30, 2011 to $1,550.2 million in the 13 weeks ended July 28, 2012. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 9.3% for the second quarter of fiscal 2012 and changes related to foreign exchange rates, which had the effect of decreasing net sales by $50.6 million when compared to the second quarter of fiscal 2011. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was primarily attributable to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales.

New video game hardware sales decreased $92.3 million, or 33.5%, from $275.6 million in the 13 weeks ended July 30, 2011 to $183.3 million in the 13 weeks ended July 28, 2012. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. New video game software sales decreased $126.0 million, or 21.0%, from $599.8 million in the 13 weeks ended July 30, 2011 to $473.8 million in the 13 weeks ended July 28, 2012, primarily due to a lack of new release video game titles in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011. Used video game product sales decreased by $70.8 million, or 11.2%, from $633.1 million in the 13 weeks ended July 30, 2011 to $562.3 million in the 13 weeks ended July 28, 2012. The decrease in used video game product sales was primarily due to a decrease in store traffic related to the lack of new release video game titles in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 and lower hardware demand due to the late stages of the current console cycle. Other product sales increased $95.6 million, or 40.6%, from the 13 weeks ended July 30, 2011 to the 13 weeks ended July 28, 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012 and increases in sales of mobile devices and digital products in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011.

As a percentage of net sales, new video game hardware sales and new video game software sales decreased and other product sales increased in the 13 weeks ended July 28, 2012 compared to the 13 weeks ended July 30, 2011. The change in the mix of sales was due primarily to the increase in other product sales as a result of the investments the Company has made in its digital initiatives and the expansion of the mobile sales category. These new initiatives have shown significant growth while sales of new video game hardware and new video game software have decreased due to fewer new software title launches and lower hardware sales due to the late stages of the console cycle.

Cost of sales decreased by $169.6 million, or 14.1%, from $1,200.5 million in the 13 weeks ended July 30, 2011 to $1,030.9 million in the 13 weeks ended July 28, 2012 as a result of a decrease in sales and the changes in gross profit discussed below.

Gross profit decreased by $23.9 million, or 4.4%, from $543.2 million in the 13 weeks ended July 30, 2011 to $519.3 million in the 13 weeks ended July 28, 2012. Gross profit as a percentage of net sales increased from 31.2% in the 13 weeks ended July 30, 2011 to 33.5% in the 13 weeks ended July 28, 2012. The gross profit percentage increase was primarily due to the increase in sales of other products as a percentage of total sales and the increase in gross profit as a percentage of sales on new video game hardware sales, new video game software sales and used video game products sales in the 13 weeks ended July 28, 2012 when compared to the 13 weeks ended July 30, 2011. Gross profit as a percentage of sales on new video game hardware increased from 7.5% in the 13 weeks ended July 30, 2011 to 8.9% in the 13 weeks ended July 28, 2012, primarily due to a decrease in promotional activities when compared to the prior year. Gross profit as a percentage of sales on new video game software increased from 22.0% in the 13 weeks ended July 30, 2011 to 22.7% in the 13 weeks ended July 28, 2012, primarily due to a decrease in promotional activities when compared to the second quarter of the prior year. Gross profit as a percentage of sales on used video game products increased from 46.2% in the 13 weeks ended July 30, 2011 to 47.9% in the 13 weeks ended July 28, 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on other product sales decreased from 41.7% in the 13 weeks ended July 30, 2011 to 38.0% in the 13 weeks ended July 28, 2012, primarily due to an increase in the mix of PC entertainment software sales to total other product sales. New PC entertainment software has a lower gross profit percentage than total other product sales.

Selling, general and administrative expenses decreased slightly by $1.6 million, or 0.4%, from $442.5 million in the 13 weeks ended July 30, 2011 to $440.9 million in the 13 weeks ended July 28, 2012. This decrease was primarily attributable to changes in foreign exchange rates which had the effect of decreasing expenses by $16.9 million when compared to the second quarter of fiscal 2011. Selling, general and administrative expenses as a percentage of net sales increased from 25.4% in the 13 weeks ended July 30, 2011 to 28.4% in the 13 weeks ended July 28, 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales during the second quarter of fiscal 2012. Included in selling, general and administrative expenses are $5.4 million and $4.9 million in stock-based compensation expense for the 13-week periods ended July 28, 2012 and July 30, 2011, respectively.

Depreciation and amortization expense decreased $3.2 million from $47.1 million in the 13 weeks ended July 30, 2011 to $43.9 million in the 13 weeks ended July 28, 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest income from the investment of excess cash balances decreased $0.2 million from $0.4 million in the 13 weeks ended July 30, 2011 to $0.2 million in the 13 weeks ended July 28, 2012. Interest expense decreased $5.6 million from $6.7 million in the 13 weeks ended July 30, 2011 to $1.1 million in the 13 weeks ended July 28, 2012 primarily due to the retirement of the Company’s senior notes in fiscal 2011.

Income tax expense for the 13 weeks ended July 30, 2011 and the 13 weeks ended July 28, 2012 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $12.6 million, or 37.5% of earnings before income tax expense, for the 13 weeks ended July 28, 2012 compared to $16.7 million, or 35.3% of earnings before income tax expense, for the 13 weeks ended July 30, 2011. The increase in the income tax rate was due primarily to differences in the expected sources of the Company’s earnings used in estimating the Company’s annualized effective tax rate.

The factors described above led to a decrease in operating earnings of $19.1 million from $53.6 million in the 13 weeks ended July 30, 2011 to $34.5 million in the 13 weeks ended July 28, 2012, and a decrease in consolidated net income of $9.6 million from $30.6 million in the 13 weeks ended July 30, 2011 to $21.0 million in the 13 weeks ended July 28, 2012.

The $0.3 million net loss attributable to noncontrolling interests for the 13 weeks ended July 30, 2011 represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

26 weeks ended July 28, 2012 compared with the 26 weeks ended July 30, 2011

Net sales decreased by $472.7 million, or 11.7%, from $4,025.1 million in the 26 weeks ended July 30, 2011 to $3,552.4 million in the 26 weeks ended July 28, 2012. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 11.1% for the 26 weeks ended July 28, 2012 when compared to the 26 weeks ended July 30, 2011 and changes related to foreign exchange rates, which had the effect of decreasing sales by $70.1 million, offset partially by the addition of non-comparable store sales from the 363 stores opened since January 29, 2011. The decrease in comparable store sales was primarily attributable to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales.

New video game hardware sales decreased $176.2 million, or 24.9%, from $708.0 million in the 26 weeks ended July 30, 2011 to $531.8 million in the 26 weeks ended July 28, 2012. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. New video game software sales decreased $309.6 million, or 20.4%, from $1,514.5 million in the 26 weeks ended July 30, 2011 to $1,204.9 million in the 26 weeks ended July 28, 2012, primarily due to a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011. Used video game product sales decreased $76.7 million, or 6.1%, from $1,258.1 million in the 26 weeks ended July 30, 2011 to $1,181.4 million in the 26 weeks ended July 28, 2012. The decrease in used video game product sales was primarily due to a decrease in store traffic related to the lack of new release video game titles in the 26 weeks ended July 28, 2012 when compared to the 26 weeks ended July 30, 2011 and lower hardware demand due to the late stages of the current console cycle. Other product sales increased by $89.8 million, or 16.5%, from $544.5 million in the 26 weeks ended July 30, 2011 to $634.3 million in the 26 weeks ended July 28, 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012 and increases in sales of mobile devices and digital products in the 26 weeks ended July 28, 2012 when compared to the 26 weeks ended July 30, 2011.

As a percentage of net sales, new video game hardware sales and new video game software sales decreased and used video game product sales and other product sales increased in the 26 weeks ended July 28, 2012 compared to the 26 weeks ended July 30, 2011. The change in the mix of sales was due primarily to the increase in other product sales as a result of the investments the Company has made in its digital initiatives and the expansion of the mobile sales category. These new initiatives have shown significant growth while sales of new video game hardware and new video game software have decreased due to fewer new software title launches and lower hardware sales due to the late stages of the console cycle.

Cost of sales decreased by $428.5 million, or 15.0%, from $2,861.7 million in the 26 weeks ended July 30, 2011 to $2,433.2 million in the 26 weeks ended July 28, 2012, primarily as a result of the decrease in sales and the changes in gross profit discussed below.

Gross profit decreased by $44.2 million, or 3.8%, from $1,163.4 million in the 26 weeks ended July 30, 2011 to $1,119.2 million in the 26 weeks ended July 28, 2012. Gross profit as a percentage of net sales increased from 28.9% in the 26 weeks ended July 30, 2011 to 31.5% in the 26 weeks ended July 28, 2012. The gross profit percentage increase was primarily due to the increase in sales of used video game products and other products as a percentage of total sales and the increase in gross profit percentage on new video game software sales and used video game product sales in the 26 weeks ended July 28, 2012 compared to the 26 weeks ended July 30, 2011. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.2% in the 26 weeks ended July 30, 2011 to 7.4% in the 26 weeks ended July 28, 2012. Gross profit as a percentage of sales on new video game software increased from 20.3% in the 26 weeks ended July 30, 2011 to 21.4% in the 26 weeks ended July 28, 2012, due primarily to a decrease in promotional activities compared to the prior year. Gross profit as a percentage of sales on used video game products increased from 47.1% in the 26 weeks ended July 30, 2011 to 48.6% in the 26 weeks ended July 28, 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on the other product sales category remained flat at 39.2% in the 26 weeks ended July 30, 2011 and July 28, 2012.

Selling, general and administrative expenses decreased by $3.9 million, or 0.4%, from $885.2 million in the 26 weeks ended July 30, 2011 to $881.3 million in the 26 weeks ended July 28, 2012. This decrease was primarily due to the changes in foreign exchange rates which had the effect of decreasing expenses by $23.2 million when compared to fiscal 2011. Selling, general and administrative expenses as a percentage of net sales increased from 22.0% in the 26 weeks ended July 30, 2011 to 24.8% in the 26 weeks ended July 28, 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Selling, general and administrative expenses include $10.4 million and $9.8 million in stock-based compensation expense for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively.

Depreciation and amortization expense decreased $5.0 million from $93.4 million in the 26 weeks ended July 30, 2011 to $88.4 million in the 26 weeks ended July 28, 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest income decreased from $0.5 million in the 26 weeks ended July 30, 2011 to $0.4 million in the 26 weeks ended July 28, 2012. Interest expense decreased from $13.0 million in the 26 weeks ended July 30, 2011 to $1.7 million in the 26 weeks ended July 28, 2012, primarily due to the retirement of the Company’s senior notes in fiscal 2011.

Income tax expense for the 26 weeks ended July 28, 2012 and the 26 weeks ended July 30, 2011 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $54.8 million, or 37.0% of earnings before income tax expense, for the 26 weeks ended July 28, 2012 compared to $61.8 million, or 35.9% of earnings before income tax expense, for the 26 weeks ended July 30, 2011. The increase in the income tax rate was due primarily to differences in the expected sources of the Company’s earnings used in estimating the Company’s annualized effective tax rate.

The factors described above led to a decrease in operating earnings of $35.3 million from $184.8 million in the 26 weeks ended July 30, 2011 to $149.5 million in the 26 weeks ended July 28, 2012, and a decrease in consolidated net income of $17.1 million from $110.5 million in the 26 weeks ended July 30, 2011 to $93.4 million in the 26 weeks ended July 28, 2012.

The $0.1 million and $0.8 million net loss attributable to noncontrolling interests for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively, represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:

Net sales by operating segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In millions)
United States	$1,058.5	$1,156.9	$2,517.8	$2,857.7
Canada	76.9	87.8	174.5	195.9
Australia	128.9	138.1	235.4	256.9
Europe	285.9	360.9	624.7	714.6

Total	$1,550.2	$1,743.7	$3,552.4	$4,025.1

Operating earnings (loss) by operating segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	July 28, 2012	July 30, 2011	July 28, 2012	July 30, 2011
	(In millions)
United States	$40.6	$58.1	$155.7	$189.3
Canada	0.4	(1.8)	2.9	(1.5)
Australia	3.7	3.5	2.3	7.2
Europe	(10.2)	(6.2)	(11.4)	(10.2)

Total	$34.5	$53.6	$149.5	$184.8

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of July 28, 2012, the United States segment included 4,448 GameStop stores, compared to 4,440 stores on July 30, 2011. Net sales for the 13 weeks ended July 28, 2012 decreased $98.4 million, or 8.5%, compared to the 13 weeks ended July 30, 2011 due primarily to a 9.6% decrease in comparable store sales. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to a lack of new release video game titles in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011. The decrease in used video game product sales is due primarily to a decrease in store traffic related to the lack of new release video game titles in the second quarter of fiscal 2012 when compared to the second quarter of fiscal 2011 and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales is due primarily to an increase in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012 and increases in sales of mobile devices and digital products in the second quarter of fiscal 2012 compared to the second quarter of fiscal 2011. Net sales for the 26 weeks ended July 28, 2012 decreased $339.9 million, or 11.9%, compared to the 26 weeks ended July 30, 2011 due primarily to a 12.7% decrease in comparable store sales. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to a lack of new release video game titles in the 26 weeks ended July 28, 2012 when compared to the 26 weeks ended July 30, 2011. The decrease in used video game product sales is due primarily to a decrease in store traffic related to the lack of new release video game titles in the 26 weeks ended July 28, 2012 when compared to the 26 weeks ended July 30, 2011 and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales is due primarily to an increase in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012 and increases in sales of mobile devices and digital products in the 26 weeks ended July 28, 2012 compared to the 26 weeks ended July 30, 2011. Segment operating income for the 13 and 26 weeks ended July 28, 2012 decreased by $17.5 million and $33.6 million, respectively, compared to the 13 and 26 weeks ended July 30, 2011, driven primarily by the decrease in comparable store sales.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. Net sales in the Canadian segment in the 13 and 26 weeks ended July 28, 2012 decreased 12.4% and 10.9%, respectively, compared to the 13 and 26 weeks ended July 30, 2011. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 7.9% and 8.0%, respectively, and the impact of changes in exchange rates, which had the effect of decreasing sales by $3.9 million and $5.8 million, respectively, in the 13 and 26 weeks ended July 28, 2012 when compared to the same periods in fiscal 2011. Excluding the impact of changes in exchange rates, net sales in the Canadian segment decreased by 8.0% both in the 13 and 26 weeks ended July 28, 2012 compared to the same periods in fiscal 2011. The decrease in comparable store sales was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through as a result of being in the late stages of the current console cycle, as well as a lack of new release video game software titles in fiscal 2012 when compared to fiscal 2011. As of July 28, 2012, the Canadian segment had 341 stores compared to 344 stores at July 30, 2011.

Segment operating income for the 13 and 26 weeks ended July 28, 2012 increased by $2.2 million and $4.4 million, respectively, compared to the 13 and 26 weeks ended July 30, 2011, driven by an increase in gross margin due primarily to lower promotional activities and a decrease in operating expenses for the 13 and 26 weeks ended July 28, 2012 when compared to the prior year periods.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of July 28, 2012, the Australian segment included 416 stores, compared to 411 stores at July 30, 2011. Net sales for the 13 and 26 weeks ended July 28, 2012 decreased 6.7% and 8.4%, respectively, compared to the 13 and 26 weeks ended July 30, 2011. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 2.1% and 8.0%, respectively, and the impact of changes in exchange rates, which had the effect of decreasing sales by $7.6 million and $4.6 million, respectively, in the 13 and 26 weeks ended July 28, 2012 when compared to the same periods in fiscal 2011. Excluding the impact of changes in exchange rates, net sales in the Australian segment decreased by 1.2% and 6.6% in the 13 and 26 weeks ended July 28, 2012, respectively, compared to the same periods in fiscal 2011. The decrease in net sales at comparable stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through as a result of being in the late stages of the current console cycle, as well as a lack of new release video game software titles in fiscal 2012 when compared to fiscal 2011.

Segment operating income in the 13 and 26 weeks ended July 28, 2012 increased by $0.2 million and decreased by $4.9 million, respectively, when compared to the 13 and 26 weeks ended July 30, 2011. The increase in segment operating income for the 13 weeks ended July 28, 2012 when compared to the same period of the prior year is primarily due to a decrease in selling, general and administrative expenses. The decrease in segment operating income for the 26 weeks ended July 28, 2012 when compared to the same period in fiscal 2011 is primarily due to the decrease in comparable store sales and the deleveraging of selling, general and administrative expenses. In addition, the unfavorable impact of changes in exchange rates had the effect of decreasing operating earnings by $0.2 million and $0.3 million, respectively, for the 13 and 26 weeks ended July 28, 2012 when compared to the 13 and 26 weeks ended July 30, 2011.

Europe

Segment results for Europe during the 26 weeks ended July 28, 2012 include retail store operations in 11 European countries and e-commerce sites in six countries. Segment results for Europe during the 26 weeks ended July 30, 2011 include retail operations in 13 European countries and e-commerce operations in five countries. As of July 28, 2012, the European segment operated 1,423 stores compared to 1,387 stores as of July 30, 2011. For the 13 and 26 weeks ended July 28, 2012, European net sales decreased 20.8% and 12.6%, respectively, compared to the 13 and 26 weeks ended July 30, 2011. The decrease in net sales was primarily due to the impact of the changes in exchange rates, which had the effect of decreasing sales by $39.1 million and $59.7 million, respectively, in the 13 and 26 weeks ended July 28, 2012 when compared to the prior year periods. Excluding the impact of changes in exchange rates, sales in the European segment decreased 9.9% and 4.2%, respectively, in the 13 and 26 weeks ended July 28, 2012 when compared to the prior year periods. This decrease in sales is primarily due to a decrease in comparable store sales of 11.8% and 6.3%, respectively, in the 13 and 26 weeks ended July 28, 2012. The decrease in sales at comparable stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through as a result of being in the late stages of the current console cycle, as well as a lack of new release video game software titles in fiscal 2012 when compared to fiscal 2011.

The segment operating loss in Europe was $10.2 million in the 13 weeks ended July 28, 2012 compared to the operating loss in the 13 weeks ended July 30, 2011 of $6.2 million. The increase in the operating loss for the 13 weeks ended July 28, 2012 compared to the 13 weeks ended July 30, 2011 is driven by the decrease in sales at comparable stores discussed above. The increase in the operating loss was partially offset by the favorable impact of changes in exchange rates, which had the effect of decreasing the operating loss by $1.7 million when compared to the prior year period. The segment operating loss in Europe for the 26 weeks ended July 28, 2012 was $11.4 million compared to the operating loss in the 26 weeks ended July 30, 2011 of $10.2 million. The increase in the operating loss for the 26 weeks ended July 28, 2012 compared to the 26 weeks ended July 30, 2011 is primarily due to the decrease in sales at comparable stores discussed above. The increase in the operating loss was partially offset by the favorable impact of changes in exchange rates, which had the effect of decreasing the operating loss by $1.5 million when compared to the prior year period.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended July 28, 2012, cash used in operations was $173.8 million, compared to cash used in operations of $225.7 million during the 26 weeks ended July 30, 2011. The decrease in cash used in operations of $51.9 million was primarily due to an $88.4 million decrease related to working capital, offset partially by a $28.6 million decrease in net income adjusted for noncash items and a $7.9 million decrease in cash flows related to the changes in payments of other long-term liabilities. Cash used in operations related to working capital decreased $88.4 million from $447.7 million in the 26 weeks ended July 30, 2011 to $359.3 million in the 26 weeks ended July 28, 2012 due primarily to changes in the payment of income taxes and changes in inventory and related accounts payable from year to year. Our business is highly seasonal, with a disproportionate amount of sales occurring in the fourth quarter of each year. We purchase inventory in anticipation of these fourth quarter sales and, as a result, have higher accounts payable at year-end compared to the end of the second quarter. During the first 26 weeks of each fiscal year, we have traditionally had a significant use of cash associated with the pay down of accounts payable from year end.

Cash used in investing activities was $57.2 million and $121.0 million during the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. During the 26 weeks ended July 28, 2012, $53.6 million of cash was used primarily to open new stores and remodel existing stores in the U.S. and internationally and to invest in information systems and digital initiatives. During the 26 weeks ended July 30, 2011, $87.9 million of cash was used primarily to invest in information systems and e-commerce, to invest in digital and loyalty program initiatives and to open new stores in the U.S. and internationally. In addition, during the 26 weeks ended July 30, 2011, the Company used $27.4 million for acquisitions in support of the Company’s digital initiatives.

Cash used in financing activities was $284.9 million and $151.6 million for the 26 weeks ended July 28, 2012 and July 30, 2011, respectively. The cash used in financing activities for the 26 weeks ended July 28, 2012 was primarily due to the purchase of $246.6 million of treasury shares pursuant to the Board of Directors’ authorizations from November 2011 and March 2012 and the payment of dividends on the Company’s Class A Common Stock of $40.3 million. In addition, the Company borrowed and repaid $36.0 million against its Revolver (as defined below) during the 26 weeks ended July 28, 2012. The cash used in financing activities for the 26 weeks ended July 30, 2011 was primarily due to the purchase of $174.4 million of treasury shares pursuant to the Board of Directors’ $500 million authorization in February 2011. Of this amount, $22.0 million of cash was used to settle treasury share purchases that were initiated prior to January 29, 2011. In addition, $13.2 million of cash was received due to the issuance of shares relating to stock option exercises and the Company borrowed $35.0 million against its Revolver (as defined below) during the 26 weeks ended July 30, 2011 and subsequently repaid $25.0 million of the borrowings before July 30, 2011.

Sources of Liquidity

We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with highly rated commercial banks and money market investment funds holding direct U.S. Treasury obligations.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of July 28, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of July 28, 2012, total availability under the Revolver was $320.0 million, there were no borrowings outstanding and letters of credit outstanding totaled $8.9 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 28, 2012, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.3 million.

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

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. As of January 28, 2012, the Senior Notes had been fully redeemed. As of July 30, 2011, the only long-term debt outstanding was the Senior Notes, gross of the unamortized original issue discount of $0.7 million.

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 78 stores in the 26 weeks ended July 28, 2012 and expects to open approximately 150 stores in fiscal 2012. Capital expenditures for fiscal 2012 are projected to be approximately $140 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. None of the debt was retired or redeemed during the 26-week period ended July 30, 2011.

At the beginning of fiscal 2011, $22.0 million of treasury share purchases made during fiscal 2010 were settled. In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes. Under the repurchase program, the Company could purchase the Company’s Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. During the 26 weeks ended July 30, 2011, the Company repurchased 7.3 million shares of the Company’s common stock at an average purchase price of $20.91. For the remainder of fiscal 2011, the Company purchased an additional 3.9 million shares at an average price per share of $22.24.

In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes, replacing the remaining $180.1 million authorization. On March 20, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization. During the 26 weeks ended July 28, 2012, the Company repurchased 12.9 million shares at an average price per share of $19.92. As of July 28, 2012, $318.4 million remained available under the current authorization. As of August 28, 2012, the Company has purchased an additional 1.1 million shares for an average price per share of $15.87 since July 28, 2012.

On February 8, 2012, the Board of Directors of the Company approved the initiation of a quarterly cash dividend to its stockholders of Class A Common Stock. The first quarterly cash dividend of $0.15 per share was paid on March 12, 2012 to all common stockholders of record as of February 21, 2012. The second quarterly cash dividend of $0.15 per share was paid on June 12, 2012 to all common stockholders of record as of May 29, 2012. On August 14, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.25 per Class A common share payable on September 12, 2012 to stockholders of record at the close of business on August 28, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	the launch of next generation consoles and the timing and features of such consoles;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	the results of the Company’s asset impairment analysis;

•	our ability to open and operate new stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third-party litigation;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 26 week periods ended July 28, 2012, the Company recognized gains of $18.7 million and $16.9 million, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. These gains were offset by losses related to the re-measurement of intercompany loans and foreign currency assets and liabilities of $20.5 million and $18.0 million, respectively. The aggregate fair value of the Foreign Currency Contracts as of July 28, 2012 was a net asset of $31.4 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of July 28, 2012 would result in a (loss) or gain in value of the forwards, options and swaps of ($8.9) million or $8.9 million, respectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended July 28, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
April 29 through May 26, 2012	1,621,900	$19.07	1,621,900	$423.9
May 27 through June 30, 2012	3,955,252	$18.14	3,955,252	$352.2
July 1 through July 28, 2012	2,016,608	$16.72	2,016,608	$318.4

Total	7,593,760	$17.96	7,593,760

(1)	In March 2012, the Board of Directors authorized $500 million to be used for share repurchases. The share repurchase plan has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
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

Date: September 5, 2012

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: September 5, 2012

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