Form 10-Q
period 2012-10-27
GameStop Corp.
filed 2012-12-05
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 27, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of November 26, 2012: 121,180,041

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	October 27, 2012	October 29, 2011	January 28, 2012
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$366.4	$442.6	$655.0
Receivables, net	49.6	58.1	64.4
Merchandise inventories, net	1,645.7	1,778.3	1,137.5
Deferred income taxes — current	44.6	30.4	44.7
Prepaid income taxes	46.9	24.9	—
Prepaid expenses	83.8	87.9	79.9
Other current assets	15.4	13.9	15.8

Total current assets	2,252.4	2,436.1	1,997.3

Property and equipment:
Land	22.2	25.0	22.8
Buildings and leasehold improvements	597.4	613.2	602.2
Fixtures and equipment	897.9	866.2	876.3

Total property and equipment	1,517.5	1,504.4	1,501.3
Less accumulated depreciation and amortization	997.6	901.5	928.0

Net property and equipment	519.9	602.9	573.3
Goodwill	1,377.9	2,060.3	2,019.0
Other intangible assets, net	149.7	270.2	209.1
Other noncurrent assets	49.4	63.1	48.7

Total noncurrent assets	2,096.9	2,996.5	2,850.1

Total assets	$4,349.3	$5,432.6	$4,847.4

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,277.6	$1,464.3	$804.3
Accrued liabilities	823.0	709.8	749.8
Income taxes payable	—	—	79.8
Senior notes payable, current portion, net	—	124.7	—

Total current liabilities	2,100.6	2,298.8	1,633.9

Deferred income taxes	55.6	67.0	67.1
Other long-term liabilities	95.5	105.3	106.2

Total long-term liabilities	151.1	172.3	173.3

Total liabilities	2,251.7	2,471.1	1,807.2

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 120.9, 138.4 and 136.8 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	409.8	762.0	726.6
Accumulated other comprehensive income	144.6	230.0	169.7
Retained earnings	1,543.1	1,971.0	2,145.7

Equity attributable to GameStop Corp. stockholders	2,097.6	2,963.1	3,042.1
Deficit attributable to noncontrolling interest	—	(1.6)	(1.9)

Total equity	2,097.6	2,961.5	3,040.2

Total liabilities and stockholders’ equity	$4,349.3	$5,432.6	$4,847.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In millions, except per share data)
		(Unaudited)
Net sales	$1,772.8	$1,946.8	$5,325.2	$5,971.9
Cost of sales	1,215.4	1,373.9	3,648.6	4,235.6

Gross profit	557.4	572.9	1,676.6	1,736.3
Selling, general and administrative expenses	438.2	443.3	1,319.4	1,328.5
Depreciation and amortization	43.9	47.0	132.3	140.4
Goodwill impairments	627.0	—	627.0	—
Asset impairments	51.8	—	51.8	—

Operating earnings (loss)	(603.5)	82.6	(453.9)	267.4
Interest income	(0.2)	(0.2)	(0.6)	(0.7)
Interest expense	1.2	5.4	2.9	18.5
Debt extinguishment expense	—	0.6	—	0.6

Earnings (loss) before income tax expense	(604.5)	76.8	(456.2)	249.0
Income tax expense	19.8	23.1	74.7	84.8

Consolidated net income (loss)	(624.3)	53.7	(530.9)	164.2
Net loss attributable to noncontrolling interests	—	0.2	0.1	1.0

Consolidated net income (loss) attributable to GameStop	$(624.3)	$53.9	$(530.8)	$165.2

Basic net income (loss) per common share[1]	$(5.08)	$0.39	$(4.13)	$1.17

Diluted net income (loss) per common share[1]	$(5.08)	$0.39	$(4.13)	$1.16

Dividends per common share	$0.25	$—	$0.55	$—

Weighted average shares of common stock — basic	122.8	138.8	128.5	140.8

Weighted average shares of common stock — diluted	122.8	139.8	128.5	141.9

1	Basic net income (loss) per common share and diluted net income (loss) per common share are calculated based on consolidated net income (loss) attributable to GameStop.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In millions)
		(Unaudited)
Consolidated net income (loss)	$(624.3)	$53.7	$(530.9)	$164.2
Other comprehensive income (loss):
Foreign currency translation	33.2	(35.9)	(25.2)	67.3

Total comprehensive income (loss)	(591.1)	17.8	(556.1)	231.5
Comprehensive loss attributable to noncontrolling interests	—	0.2	0.2	1.2

Comprehensive income (loss) attributable to GameStop	$(591.1)	$18.0	$(555.9)	$232.7

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	GameStop Corp. Stockholders
	Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Common Stock
	Shares	Common Stock				Noncontrolling Interest	Total
				(In millions)
				(Unaudited)
Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Comprehensive income (loss):
Net income (loss) for the 39 weeks ended October 27, 2012	—	—	—	—	(530.8)	(0.1)	(530.9)
Foreign currency translation	—	—	—	(25.1)	—	(0.1)	(25.2)

Total comprehensive loss							(556.1)
Dividends	—	—	—	—	(71.8)	—	(71.8)
Stock-based compensation	—	—	15.7	—	—	—	15.7
Purchase of treasury stock	(16.7)	—	(334.7)	—	—	—	(334.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.6)	0.8	—	4.3	—	—	—	4.3

Balance at October 27, 2012	120.9	$0.1	$409.8	$144.6	$1,543.1	$—	$2,097.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 27, 2012	October 29, 2011
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$(530.9)	$164.2
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	134.2	142.1
Goodwill impairments and asset impairments	678.8	—
Amortization and retirement of deferred financing fees and issue discounts	0.9	2.3
Stock-based compensation expense	15.7	14.5
Deferred income taxes	(11.0)	(10.5)
Excess tax (benefits) expense realized from exercise of stock-based awards	(0.4)	0.2
Loss on disposal of property and equipment	4.7	9.5
Changes in other long-term liabilities	(9.5)	1.3
Changes in operating assets and liabilities, net:
Receivables, net	14.7	8.5
Merchandise inventories	(518.6)	(502.4)
Prepaid expenses and other current assets	(3.8)	(7.8)
Prepaid income taxes and accrued income taxes payable	(126.0)	(88.0)
Accounts payable and accrued liabilities	554.9	477.1

Net cash flows provided by operating activities	203.7	211.0

Cash flows from investing activities:
Purchase of property and equipment	(88.9)	(127.3)
Acquisitions, net of cash acquired	(1.5)	(27.9)
Other	(1.5)	(7.6)

Net cash flows used in investing activities	(91.9)	(162.8)

Cash flows from financing activities:
Repurchase of notes payable	—	(125.0)
Purchase of treasury shares	(328.2)	(216.9)
Dividends paid	(71.4)	—
Borrowings from the revolver	81.0	35.0
Repayments of revolver borrowings	(81.0)	(35.0)
Issuance of shares relating to stock options	3.8	14.5
Excess tax benefits (expense) realized from exercise of stock-based awards	0.4	(0.2)

Net cash flows used in financing activities	(395.4)	(327.6)

Exchange rate effect on cash and cash equivalents	(5.0)	11.2

Net decrease in cash and cash equivalents	(288.6)	(268.2)
Cash and cash equivalents at beginning of period	655.0	710.8

Cash and cash equivalents at end of period	$366.4	$442.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

GameStop Corp. (together with its predecessor and consolidated companies, “GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is the world’s largest multichannel video game retailer. The Company sells new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise. The unaudited condensed consolidated financial statements include the accounts of the Company and its consolidated subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended October 27, 2012 are not indicative of the results to be expected for the 53 weeks ending February 2, 2013 (“fiscal 2012”).

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

For stock options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility and the expected employee forfeiture rate. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 39 weeks ended October 27, 2012 and October 29, 2011.

For the 13 weeks ended October 27, 2012 and October 29, 2011, the Company included compensation expense relating to stock option grants of $0.7 million and $1.6 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. For the 39 weeks ended October 27, 2012 and October 29, 2011, the Company included compensation expense relating to stock option grants of $2.1 million and $4.8 million, respectively, in selling, general and administrative expenses. As of October 27, 2012, the unrecognized compensation expense related to the unvested portion of our stock options was $0.7 million which is expected to be recognized over a weighted average period of 0.3 years. The total intrinsic value of options exercised during the 13 weeks ended October 27, 2012 and October 29, 2011 was $1.1 million and $1.3 million, respectively. The total intrinsic value of options exercised during the 39 weeks ended October 27, 2012 and October 29, 2011 was $2.2 million and $11.3 million, respectively.

During the 13 weeks ended October 27, 2012 and October 29, 2011, the Company awarded no restricted share grants. During the 39 weeks ended October 27, 2012, the Company granted 1,409,674 shares of restricted stock with a fair value of $23.66 per common share. Of these shares, 783,474 vest in equal annual installments over three years and 626,200 shares are subject to performance measures. Of the performance related restricted shares granted, 125,700 vest in equal annual installments over three years subject to performance targets based on fiscal 2012 operating results. The remaining 500,500 shares of performance based restricted shares granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. During the 39 weeks ended October 29, 2011, the Company granted 452,270 shares of restricted stock with a fair value of $20.90 per share. Of these shares, 371,770 vest in equal annual installments over three years, 76,475 vest over three years based on performance targets achieved, and 4,025 were forfeited based on fiscal 2011 performance. During the 13 weeks ended October 27, 2012 and October 29, 2011, the Company included compensation expense relating to the restricted stock grants in the amount of $4.6 million and $3.1 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. During the 39 weeks ended October 27, 2012 and October 29, 2011, the Company included compensation expense relating to the restricted stock grants in the amount of $13.6 million and $9.7 million, respectively, in selling, general and administrative expenses. As of October 27, 2012, there was $29.8 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.1 years.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Income (Loss) per Common Share

A reconciliation of common shares used in calculating basic and diluted net income (loss) per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
	(In millions, except per share data)
Net income (loss) attributable to GameStop	$(624.3)	$53.9	$(530.8)	$165.2

Weighted average common shares outstanding	122.8	138.8	128.5	140.8
Dilutive effect of options and restricted shares on common stock	—	1.0	—	1.1

Common shares and dilutive potential common shares	122.8	139.8	128.5	141.9

Net income (loss) per common share:
Basic	$(5.08)	$0.39	$(4.13)	$1.17

Diluted	$(5.08)	$0.39	$(4.13)	$1.16

The following table contains information on restricted shares and options to purchase shares of Class A Common Stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended October 27, 2012	4.6	$5.90 - 49.95	2013 - 2020
13 Weeks Ended October 29, 2011	3.5	$20.32 - 49.95	2017 - 2020

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	October 27, 2012	October 29, 2011	January 28, 2012
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$17.2	$12.2	$17.0
Company-owned life insurance	3.3	3.0	3.1

Total assets	$20.5	$15.2	$20.1

Liabilities
Foreign Currency Contracts	$2.5	$11.0	$2.5
Nonqualified deferred compensation	0.9	0.8	0.8

Total liabilities	$3.4	$11.8	$3.3

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $574.2 million and $483.3 million as of October 27, 2012 and October 29, 2011, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $133.9 million and $192.4 million as of October 27, 2012 and October 29, 2011, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Gains (losses) on the changes in fair value of derivative instruments	$(16.7)	$(1.7)	$0.2	$0.2
Gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	19.0	1.4	1.0	1.3

Total	$2.3	$(0.3)	$1.2	$1.5

We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. The

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	October 27, 2012	October 29, 2011	January 28, 2012
Assets
Foreign Currency Contracts
Other current assets	$15.3	$10.2	$12.3
Other noncurrent assets	1.9	2.0	4.7
Liabilities
Foreign Currency Contracts
Accrued liabilities	(2.2)	(9.8)	(2.0)
Other long-term liabilities	(0.3)	(1.2)	(0.5)

Total derivatives	$14.7	$1.2	$14.5

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our condensed consolidated statements of operations. During the 13 and 39 weeks ended October 27, 2012, the Company recorded a $678.8 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments. The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 39 weeks ended October 29, 2011.

The fair value remeasurements included in the goodwill, trade name and property and equipment impairments were based on significant unobservable inputs (Level 3). Refer to Note 5, Goodwill and Intangible Assets, for further information associated with the goodwill and trade name impairments, as well as Note 6, Asset Impairments and Restructuring Charges, for further information associated with the property and equipment impairments.

Other Fair Value Disclosures

The Company’s carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value, except for differences with respect to the Company’s senior notes that were outstanding until December 2011. The fair value of the senior notes payable in the accompanying condensed consolidated balance sheet as of October 29, 2011 was estimated using Level 2 inputs based on quoted prices for those instruments. As of October 27, 2012, there were no senior notes outstanding. As of October 29, 2011, the senior notes payable had a carrying value of $124.7 million and a fair value of $125.3 million.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Goodwill and Intangible Assets

Goodwill

The changes in the carrying amount of goodwill for the Company’s operating segments for the 39 weeks ended October 27, 2012 were as follows (in millions):

	United States	Canada	Australia	Europe	Total
Balance at January 28, 2012	$1,152.0	$137.4	$210.0	$519.6	$2,019.0
Goodwill acquired	1.5	—	—	—	1.5
Impairment loss	—	(100.3)	(107.1)	(419.6)	(627.0)
Foreign currency translation adjustment	—	0.6	(6.6)	(9.6)	(15.6)

Balance at October 27, 2012	$1,153.5	$37.7	$96.3	$90.4	$1,377.9

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350 (“ASC 350”), the Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four operating segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value of each reporting unit based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit's goodwill with its carrying amount. If the carrying amount of the reporting unit's goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess.

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test under the provisions of ASC 350. These indicators included the recent trading prices of the Company’s Class A Common Stock and the decrease in the Company’s market capitalization below the total amount of stockholders’ equity on its condensed consolidated balance sheet.

To perform step one of the interim goodwill impairment test, the Company utilized a discounted cash flow method to determine the fair value of reporting units. Management was required to make significant judgments based on the Company’s projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates; all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. Given the significant decline in the Company’s market capitalization during the second quarter of fiscal 2012, the Company increased the discount rates for each of its reporting units from those used in step one of its fiscal 2011 annual goodwill impairment test to better reflect the market participant’s perceived risk associated with the projected cash flows, which had the effect of decreasing the fair value of each of the reporting units. The Company also updated its estimated cash flows from those used in step

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

one of the fiscal 2011 annual goodwill impairment test to reflect the most recent strategic forecast, which resulted in, among other things, a decrease in the projected growth rates in store count and modifications to the projected growth rates in same-store sales.

Upon completion of step one of the interim goodwill impairment test, the Company determined that the fair values of its Australia, Canada and Europe reporting units were below their carrying values and, as a result, conducted step two of the interim goodwill impairment test to determine the implied fair value of goodwill for the Australia, Canada and Europe reporting units. The calculated fair value of the United States reporting unit significantly exceeded its carrying value. Therefore, step two of the interim goodwill impairment test was not required for the United States reporting unit.

The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In the process of conducting the second step of the goodwill impairment test, the Company identified intangible assets consisting of trade names in its Australia, Canada and Europe reporting units. Additionally, the Company identified hypothetical unrecognized fair value changes to merchandise inventories, property and equipment, unfavorable leasehold interests and deferred income taxes. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the Australia, Canada and Europe reporting units. Accordingly, the Company recorded non-cash, non-tax deductible goodwill impairments for the 13 weeks ended October 27, 2012 of $107.1 million, $100.3 million and $419.6 million in its Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill. There were no goodwill impairments recorded for the 13 and 39 weeks ended October 29, 2011.

Trade Name

As a result of the impairment indicators described above, during the third quarter of fiscal 2012, the Company also tested its long-lived assets for impairment and concluded that its Micromania trade name was impaired. As a result of the impairment test, the Company recorded a $44.9 million impairment for the 13 weeks ended October 27, 2012. There were no trade name impairments recorded for the 13 and 39 weeks ended October 29, 2011. The fair value of our Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections are internal revenue forecasts, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset.

6.	Asset Impairments and Restructuring Charges

Asset Impairments

During the third quarter of fiscal 2012, the Company recorded impairments of definite-lived assets of $6.9 million, consisting primarily of the remaining net book value of assets for stores the Company is in the process of closing or that the Company has determined will not have sufficient cash flow on an undiscounted basis to cover the remaining net book value of assets recorded for that store. There were no asset impairments recorded for the 13 and 39 weeks ended October 29, 2011. The Company used a discounted cash flow method to estimate the

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

present value of net cash flows that the fixed asset or fixed asset group is expected to generate in determining its fair value. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.

Restructuring Charges

During fiscal 2011, the Company announced a restructuring initiative related to the exit of certain markets in Europe and the closure of under-performing stores in the international segments, as well as the consolidation of European home office sites and back-office functions affecting our northern Europe and Spain operations. These restructuring charges were a result of management’s plan to rationalize the international store base and improve profitability. The termination benefits charges were associated with employee terminations and were recorded based on the fair value of the termination benefits as of the communication date. The facility closure and other costs were primarily associated with the remaining lease obligations on closed stores and were recorded based on fair value. The charges were included in selling, general and administrative expenses in the condensed consolidated statements of operations.

The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 13 weeks ended October 27, 2012 (in millions):

		Activity for the 13 Weeks Ended October 27, 2012
	Accrued Balance as of July 28, 2012	Charges	Cash Payments	Non-cash and Foreign Currency Changes	Accrued Balance as of October 27, 2012
Termination benefits	$1.6	$—	$(0.3)	$—	$1.3
Facility closure and other costs	1.6	—	(0.4)	(1.2)	—

Total	$3.2	$—	$(0.7)	$(1.2)	$1.3

The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 39 weeks ended October 27, 2012 (in millions):

		Activity for the 39 Weeks Ended October 27, 2012
	Accrued Balance as of January 28, 2012	Charges	Cash Payments	Non-cash and Foreign Currency Changes	Accrued Balance as of October 27, 2012
Termination benefits	$5.6	$—	$(4.3)	$—	$1.3
Facility closure and other costs	3.9	—	(2.2)	(1.7)	—

Total	$9.5	$—	$(6.5)	$(1.7)	$1.3

The balance is recorded as a current liability within accrued liabilities on the Company’s condensed consolidated balance sheets.

7.	Debt

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company's prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company's average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of October 27, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended October 27, 2012, the Company borrowed and repaid $81.0 million under the Revolver. During the 39 weeks ended October 29, 2011, the Company borrowed and repaid $35.0 million under the Revolver. As of October 27, 2012, total availability under the Revolver was $391.0 million, there were no borrowings outstanding and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 27, 2012, there were cash overdrafts outstanding under the Line of Credit of $0.6 million and bank guarantees outstanding of $4.6 million.

In September 2005, the Company, along with GameStop, Inc. as co-issuer (together with the Company, the “Issuers”), completed the offering of $300 million aggregate principal amount of Senior Floating Rate Notes due 2011 (the “Senior Floating Rate Notes”) and $650 million aggregate principal amount of Senior Notes due 2012

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(the “Senior Notes” and, together with the Senior Floating Rate Notes, the “Notes”). The Notes were issued under an indenture, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new trustee for the Notes (the “Trustee”).

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. For the 39-week period ending October 29, 2011, the Company redeemed $125.0 million of Senior Notes, which occurred on October 1, 2011. The associated loss on the retirement of debt was $0.6 million for the 39-week period ended October 29, 2011, which consisted of the write-off of deferred financing fees and original issue discount on the retired Senior Notes. As of October 29, 2011, there was no long-term debt outstanding and short-term debt consisted of the $125.0 million in Senior Notes that were to mature on October 1, 2012, gross of the unamortized original issue discount of $0.3 million. As of January 28, 2012, the Senior Notes had been fully redeemed.

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

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 39 weeks ended October 27, 2012. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The income tax provisions for the 13 weeks and 39 weeks ended October 27, 2012 and October 29, 2011 are based upon management’s estimate of the Company’s annualized effective income tax rate. The change in the effective income tax rate was primarily due to the recognition of the goodwill impairment charge that is not tax deductible and the recording of valuation allowances against certain deferred tax assets.

9.	Commitments and Contingencies

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

10.	Significant Products

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$184.8	10.4%	$277.6	14.3%	$716.6	13.4%	$985.6	16.5%
New video game software	769.8	43.4%	879.1	45.1%	1,974.7	37.1%	2,393.6	40.1%
Used video game products	496.3	28.0%	544.5	28.0%	1,677.7	31.5%	1,802.6	30.2%
Other	321.9	18.2%	245.6	12.6%	956.2	18.0%	790.1	13.2%

Total	$1,772.8	100.0%	$1,946.8	100.0%	$5,325.2	100.0%	$5,971.9	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$18.8	10.2%	$22.9	8.2%	$58.1	8.1%	$73.8	7.5%
New video game software	174.9	22.7%	194.1	22.1%	432.6	21.9%	500.9	20.9%
Used video game products	239.9	48.3%	250.3	46.0%	813.7	48.5%	842.7	46.7%
Other	123.8	38.5%	105.6	43.0%	372.2	38.9%	318.9	40.4%

Total	$557.4	31.4%	$572.9	29.4%	$1,676.6	31.5%	$1,736.3	29.1%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

11.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs, and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe for the 39-week period ended October 27, 2012 include retail store operations in 11 European countries and e-commerce operations in six countries. Segment results for Europe for the 39-week period ended October 29, 2011 include retail store operations in 13 European countries and e-commerce operations in five countries. The Company measures segment profit using operating earnings, which is defined as income (loss) from continuing operations before intercompany royalty fees, net interest expense and income taxes. Other than the goodwill and trade name impairments discussed in Note 5, Goodwill and Intangible Assets, there has been no material change in total assets by segment since January 28, 2012. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by operating segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
United States	$1,204.3	$1,311.3	$3,722.1	$4,169.0
Canada	101.3	108.0	275.8	303.9
Australia	125.7	128.7	361.1	385.6
Europe	341.5	398.8	966.2	1,113.4

Total	$1,772.8	$1,946.8	$5,325.2	$5,971.9

Segment operating earnings (loss) were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
United States	$51.1	$67.5	$206.8	$256.8
Canada	(96.1)	2.7	(93.2)	1.1
Australia	(102.6)	3.6	(100.3)	10.8
Europe	(455.9)	8.8	(467.2)	(1.3)

Total	$(603.5)	$82.6	$(453.9)	$267.4

12.	Supplemental Cash Flow Information

	39 Weeks Ended
	October 27, 2012	October 29, 2011
Cash paid (in millions) during the period for:
Interest	$1.9	$21.9

Income taxes	$211.5	$183.3

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

13.	Subsequent Events

Dividend

On November 13, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.25 per share of Class A Common Stock payable on December 12, 2012 to stockholders of record at the close of business on November 28, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

Share Repurchase

On November 13, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s Class A Common Stock, replacing the remaining $241.6 million authorization. As of November 28, 2012, the Company has purchased an additional 0.1 million shares of its Class A Common Stock for an average price per share of $25.88 since October 27, 2012.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and used video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of October 27, 2012, we operated 6,650 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 2, 2013 (“fiscal 2012”) consists of 53 weeks and the fiscal year ended January 28, 2012 (“fiscal 2011”) consists of 52 weeks.

Growth in the video game industry is generally driven by the introduction of new technology. The current generation of hardware consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) was introduced between 2005 and 2007. The Nintendo DSi XL was introduced in early 2010, the Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. In addition, Nintendo launched the Wii U in November 2012. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. The launch of the Nintendo Wii U in the fourth quarter of fiscal 2012 will negatively impact our overall gross margin in that quarter and in future years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. However, the current generation of hardware consoles is now over five years old and consumer demand is abating. We have seen declines in new hardware and software sales in fiscal 2012 due to the age of the current console cycle. The introduction of new consoles, like the Wii U, or further price cuts on the current generation of consoles could partially offset these declines.

We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network point cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2012. We have made significant investments in e-commerce, digital kiosks and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business and began selling an assortment of tablets and accessories. We currently sell our tablets and accessories in approximately 1,600 stores in the United States and approximately 1,100 international stores. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.6	70.6	68.5	70.9

Gross profit	31.4	29.4	31.5	29.1
Selling, general and administrative expenses	24.7	22.8	24.8	22.2
Depreciation and amortization	2.5	2.4	2.4	2.4
Goodwill impairments	35.3	—	11.8	—
Asset impairments	2.9	—	1.0	—

Operating earnings (loss)	(34.0)	4.2	(8.5)	4.5
Interest expense, net	0.1	0.3	0.1	0.3
Debt extinguishment expense	—	—	—	—

Earnings (loss) before income tax expense	(34.1)	3.9	(8.6)	4.2
Income tax expense	1.1	1.1	1.4	1.4

Consolidated net income (loss)	(35.2)	2.8	(10.0)	2.8
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income (loss) attributable to GameStop	(35.2)%	2.8%	(10.0)%	2.8%

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

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$184.8	10.4%	$277.6	14.3%	$716.6	13.4%	$985.6	16.5%
New video game software	769.8	43.4%	879.1	45.1%	1,974.7	37.1%	2,393.6	40.1%
Used video game products	496.3	28.0%	544.5	28.0%	1,677.7	31.5%	1,802.6	30.2%
Other	321.9	18.2%	245.6	12.6%	956.2	18.0%	790.1	13.2%

Total	$1,772.8	100.0%	$1,946.8	100.0%	$5,325.2	100.0%	$5,971.9	100.0%

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished mobile devices, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 27, 2012		October 29, 2011		October 27, 2012		October 29, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$18.8	10.2%	$22.9	8.2%	$58.1	8.1%	$73.8	7.5%
New video game software	174.9	22.7%	194.1	22.1%	432.6	21.9%	500.9	20.9%
Used video game products	239.9	48.3%	250.3	46.0%	813.7	48.5%	842.7	46.7%
Other	123.8	38.5%	105.6	43.0%	372.2	38.9%	318.9	40.4%

Total	$557.4	31.4%	$572.9	29.4%	$1,676.6	31.5%	$1,736.3	29.1%

13 weeks ended October 27, 2012 compared with the 13 weeks ended October 29, 2011

Net sales decreased by $174.0 million, or 8.9%, from $1,946.8 million in the 13 weeks ended October 29, 2011 to $1,772.8 million in the 13 weeks ended October 27, 2012. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 8.3% for the third quarter of fiscal 2012 and changes related to foreign exchange rates, which had the effect of decreasing net sales by $27.0 million when compared to the third quarter of fiscal 2011. Stores are included in our comparable store sales base beginning in the thirteenth month of operation and exclude the effect of changes in foreign exchange rates. The decrease in comparable store sales was primarily attributable to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales.

New video game hardware sales decreased $92.8 million, or 33.4%, from $277.6 million in the 13 weeks ended October 29, 2011 to $184.8 million in the 13 weeks ended October 27, 2012. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. New video game software sales decreased $109.3 million, or 12.4%, from $879.1 million in the 13 weeks ended October 29, 2011 to $769.8 million in the 13 weeks ended October 27, 2012, primarily due to lower sales of new release video game titles in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 given the titles available for sale and the late stages of the current console cycle. Used video game product sales decreased by $48.2 million, or 8.9%, from $544.5 million in the 13 weeks ended October 29, 2011 to $496.3 million in the 13 weeks ended October 27, 2012. The decrease in used video game product sales was primarily due to a decrease in store traffic related to lower hardware and software demand due to the late stages of the current console cycle. Other product sales increased $76.3 million, or 31.1%, from the 13 weeks ended October 29, 2011 to the 13 weeks ended October 27, 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software and an increase in sales of mobile devices in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011.

As a percentage of net sales, new video game hardware sales and new video game software sales decreased and other product sales increased in the 13 weeks ended October 27, 2012 compared to the 13 weeks ended October 29, 2011. The change in the mix of sales was due primarily to the increase in other product sales as a result of the expansion of the mobile sales category and growth in the PC entertainment software category due to new releases. These categories showed significant growth in the third quarter of fiscal 2012 while sales of new video game hardware and new video game software decreased due to lower sales of new release software titles compared to the same period last year and lower hardware sales due to the late stages of the current console cycle.

Cost of sales decreased by $158.5 million, or 11.5%, from $1,373.9 million in the 13 weeks ended October 29, 2011 to $1,215.4 million in the 13 weeks ended October 27, 2012 as a result of a decrease in sales and the changes in gross profit discussed below.

Gross profit decreased by $15.5 million, or 2.7%, from $572.9 million in the 13 weeks ended October 29, 2011 to $557.4 million in the 13 weeks ended October 27, 2012. Gross profit as a percentage of net sales increased from 29.4% in the 13 weeks ended October 29, 2011 to 31.4% in the 13 weeks ended October 27, 2012. The gross profit percentage increase was primarily due to the increase in sales of other products as a percentage of total sales and the increase in gross profit as a percentage of sales on new video game hardware sales, new video game software sales and used video game product sales in the 13 weeks ended October 27, 2012 when compared to the 13 weeks ended October 29, 2011. Gross profit as a percentage of sales on new video game hardware increased from 8.2% in the 13 weeks ended October 29, 2011 to 10.2% in the 13 weeks ended October 27, 2012, primarily due to a decrease in promotional activities when compared to the prior year. Gross profit as a percentage of sales on new video game software increased from 22.1% in the 13 weeks ended October 29, 2011 to 22.7% in the 13 weeks ended October 27, 2012, primarily due to a decrease in promotional activities when compared to the third quarter of the prior year. Gross profit as a percentage of sales on used video game products increased from 46.0% in the 13 weeks ended October 29, 2011 to 48.3% in the 13 weeks ended October 27, 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on other product sales decreased from 43.0% in the 13 weeks ended October 29, 2011 to 38.5% in the 13 weeks ended October 27, 2012, primarily due to an increase in the mix of PC entertainment software sales and mobile sales to total other product sales. New PC entertainment software and mobile products have a lower gross profit percentage than total other product sales.

Selling, general and administrative expenses decreased by $5.1 million, or 1.2%, from $443.3 million in the 13 weeks ended October 29, 2011 to $438.2 million in the 13 weeks ended October 27, 2012. This decrease was primarily attributable to changes in foreign exchange rates which had the effect of decreasing expenses by $8.4 million when compared to the third quarter of fiscal 2011. Selling, general and administrative expenses as a percentage of net sales increased from 22.8% in the 13 weeks ended October 29, 2011 to 24.7% in the 13 weeks ended October 27, 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales during the third quarter of fiscal 2012. Included in selling, general and administrative expenses are $5.3 million and $4.7 million in stock-based compensation expense for the 13-week periods ended October 27, 2012 and October 29, 2011, respectively.

Depreciation and amortization expense decreased $3.1 million, or 6.6%, from $47.0 million in the 13 weeks ended October 29, 2011 to $43.9 million in the 13 weeks ended October 27, 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

During the 13 weeks ended October 27, 2012, the Company recorded a $678.8 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments. Refer to Note 5, Goodwill and Intangible Assets, and Note 6, Asset Impairments and Restructuring Charges, in Item 1 of this Quarterly Report on Form 10-Q for further information associated with these impairments. There were no impairments recorded during the 13 weeks ended October 29, 2011.

Interest income from the investment of excess cash balances stayed the same at $0.2 million in the 13 weeks ended October 29, 2011 and October 27, 2012. Interest expense decreased $4.2 million from $5.4 million in the 13 weeks ended October 29, 2011 to $1.2 million in the 13 weeks ended October 27, 2012 primarily due to the redemption of $125 million of the Company’s senior notes in the quarter ended October 29, 2011, as well as the redemption of $125 million of the Company’s senior notes during the fourth quarter of fiscal 2011. Debt extinguishment expense of $0.6 million was recognized in the 13 weeks ended October 29, 2011 as a result of the write-off of deferred financing fees and unamortized original issue discount associated with the redemption.

Income tax expense for the 13 weeks ended October 29, 2011 and the 13 weeks ended October 27, 2012 was based upon management’s estimate of the Company’s annualized effective income tax rate. Income tax expense was $23.1 million, or 30.1%, of earnings before income tax expense for the 13 weeks ended October 29, 2011 compared to $19.8 million, or (3.3)%, of loss before income tax expense for the 13 weeks ended October 27, 2012. The change in the effective income tax rate was due primarily to the recognition of the goodwill impairment charge which is not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment. Without the effect of the goodwill impairments, the asset impairments and the recording of the valuation allowances, the effective income tax rate would have been 36.5%.

The factors described above led to a decrease in operating earnings of $686.1 million from $82.6 million of operating earnings in the 13 weeks ended October 29, 2011 to $603.5 million of operating loss in the 13 weeks ended October 27, 2012, and a decrease in consolidated net income of $678.0 million from $53.7 million of consolidated net income in the 13 weeks ended October 29, 2011 to $624.3 million of consolidated net loss in the 13 weeks ended October 27, 2012. The decrease in operating earnings and consolidated net income is primarily attributable to the third quarter fiscal 2012 goodwill and asset impairments. Excluding the impact of the goodwill and other impairment charges of $678.8 million, operating earnings would have been $75.3 million and consolidated net income would have been $47.2 million in the 13 weeks ended October 27, 2012.

The $0.2 million net loss attributable to noncontrolling interests for the 13 weeks ended October 29, 2011 represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

39 weeks ended October 27, 2012 compared with the 39 weeks ended October 29, 2011

Net sales decreased by $646.7 million, or 10.8%, from $5,971.9 million in the 39 weeks ended October 29, 2011 to $5,325.2 million in the 39 weeks ended October 27, 2012. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 10.2% for the 39 weeks ended October 27, 2012 when compared to the 39 weeks ended October 29, 2011 and changes related to foreign exchange rates, which had the effect of decreasing sales by $97.1 million, offset partially by the addition of non-comparable store sales from the 408 stores opened since January 29, 2011. The decrease in comparable store sales was primarily attributable to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales.

New video game hardware sales decreased $269.0 million, or 27.3%, from $985.6 million in the 39 weeks ended October 29, 2011 to $716.6 million in the 39 weeks ended October 27, 2012. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. New video game software sales decreased $418.9 million, or 17.5%, from $2,393.6 million in the 39 weeks ended October 29, 2011 to $1,974.7 million in the 39 weeks ended October 27, 2012, primarily due to a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011. Used video game product sales decreased $124.9 million, or 6.9%, from $1,802.6 million in the 39 weeks ended October 29, 2011 to $1,677.7 million in the 39 weeks ended October 27, 2012. The decrease in used video game product sales was primarily due to a decrease in store traffic related to the lack of new release video game titles in the 39 weeks ended October 27, 2012 when compared to the 39 weeks ended October 29, 2011 and lower hardware demand due to the late stages of the current console cycle. Other product sales increased by $166.1 million, or 21.0%, from $790.1 million in the 39 weeks ended October 29, 2011 to $956.2 million in the 39 weeks ended October 27, 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software and an increase in sales of mobile devices in the 39 weeks ended October 27, 2012 when compared to the 39 weeks ended October 29, 2011.

As a percentage of net sales, new video game hardware sales and new video game software sales decreased and used video game product sales and other product sales increased in the 39 weeks ended October 27, 2012 compared to the 39 weeks ended October 29, 2011. The change in the mix of sales was primarily due to the increase in other product sales as a result of the expansion of the mobile sales category and growth in the PC entertainment software category due to new releases. These categories showed significant growth in fiscal 2012 while sales of new video game hardware and new video game software decreased due to fewer new software title launches compared to the same period last year and lower hardware sales due to the late stages of the current console cycle.

Cost of sales decreased by $587.0 million, or 13.9%, from $4,235.6 million in the 39 weeks ended October 29, 2011 to $3,648.6 million in the 39 weeks ended October 27, 2012, primarily as a result of the decrease in sales and the changes in gross profit discussed below.

Gross profit decreased by $59.7 million, or 3.4%, from $1,736.3 million in the 39 weeks ended October 29, 2011 to $1,676.6 million in the 39 weeks ended October 27, 2012. Gross profit as a percentage of net sales increased from 29.1% in the 39 weeks ended October 29, 2011 to 31.5% in the 39 weeks ended October 27, 2012. The gross profit percentage increase was primarily due to the increase in sales of used video game products and other products as a percentage of total sales and the increase in gross profit percentage on new video game software sales and used video game product sales in the 39 weeks ended October 27, 2012 compared to the 39 weeks ended October 29, 2011. Gross profit as a percentage of sales on new video game hardware increased from 7.5% in the 39 weeks ended October 29, 2011 to 8.1% in the 39 weeks ended October 27, 2012. Gross profit as a percentage of sales on new video game software increased from 20.9% in the 39 weeks ended October 29, 2011 to 21.9% in the 39 weeks ended October 27, 2012, due primarily to a decrease in promotional activities compared to the prior year. Gross profit as a percentage of sales on used video game products increased from 46.7% in the 39 weeks ended October 29, 2011 to 48.5% in the 39 weeks ended October 27, 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on the other product sales category decreased from 40.4% in the 39 weeks ended October 29, 2011 to 38.9% in the 39 weeks ended October 27, 2012 primarily due to an increase in the mix of PC entertainment software sales and mobile sales to total other product sales. New PC entertainment software and mobile products have a lower gross profit percentage than total other product sales.

Selling, general and administrative expenses decreased by $9.1 million, or 0.7%, from $1,328.5 million in the 39 weeks ended October 29, 2011 to $1,319.4 million in the 39 weeks ended October 27, 2012. This decrease was primarily due to changes in foreign exchange rates which had the effect of decreasing expenses by $31.6 million when compared to fiscal 2011. Selling, general and administrative expenses as a percentage of net sales increased from 22.2% in the 39 weeks ended October 29, 2011 to 24.8% in the 39 weeks ended October 27, 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Selling, general and administrative expenses include $15.7 million and $14.5 million in stock-based compensation expense for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively.

Depreciation and amortization expense decreased $8.1 million, or 5.8%, from $140.4 million in the 39 weeks ended October 29, 2011 to $132.3 million in the 39 weeks ended October 27, 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

During the 39 weeks ended October 27, 2012, the Company recorded a $678.8 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments. Refer to Note 5, Goodwill and Intangible Assets, and Note 6, Asset Impairments and Restructuring Charges, in Item 1 of this Quarterly Report on Form 10-Q for further information associated with these impairments. There were no impairments recorded during the 39 weeks ended October 29, 2011.

Interest income decreased slightly from $0.7 million in the 39 weeks ended October 29, 2011 to $0.6 million in the 39 weeks ended October 27, 2012. Interest expense decreased from $18.5 million in the 39 weeks ended October 29, 2011 to $2.9 million in the 39 weeks ended October 27, 2012, primarily due to the retirement of $125 million of the Company’s senior notes during the 39 weeks ended October 29, 2011, as well as the redemption of $125 million of the Company’s senior notes during the fourth quarter of fiscal 2011. Debt extinguishment expense of $0.6 million was recognized in the 39 weeks ended October 29, 2011 as a result of the write-off of deferred financing fees and unamortized original issue discount associated with the redemption.

Income tax expense for the 39 weeks ended October 29, 2011 and the 39 weeks ended October 27, 2012 was based upon management’s estimate of the Company’s annualized effective income tax rate. Income tax expense was $84.8 million, or 34.1%, of earnings before income tax expense, for the 39 weeks ended October 29, 2011 compared to $74.7 million, or (16.4)%, of loss before income tax expense for the 39 weeks ended October 27, 2012. The change in the effective income tax rate was due primarily to the recognition of the goodwill impairment charge which is not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment. Without the effect of the goodwill impairments, the asset impairments and the recording of the valuation allowances, the effective income tax rate would have been 36.8%.

The factors described above led to a decrease in operating earnings of $721.3 million from $267.4 million of operating earnings in the 39 weeks ended October 29, 2011 to $453.9 million of operating loss in the 39 weeks ended October 27, 2012, and a decrease in consolidated net income of $695.1 million from $164.2 million of consolidated net income in the 39 weeks ended October 29, 2011 to $530.9 million of consolidated net loss in the 39 weeks ended October 27, 2012. The decrease in operating earnings and consolidated net income is primarily attributable to the third quarter fiscal 2012 goodwill and asset impairments. Excluding the impact of the goodwill and other impairment charges of $678.8 million, operating earnings would have been $224.9 million and consolidated net income would have been $140.7 million in the 39 weeks ended October 27, 2012.

The $1.0 million and $0.1 million net loss attributable to noncontrolling interests for the 39 weeks ended October 29, 2011 and October 27, 2012, respectively, represent the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income (loss). The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:

Net sales by operating segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
United States	$1,204.3	$1,311.3	$3,722.1	$4,169.0
Canada	101.3	108.0	275.8	303.9
Australia	125.7	128.7	361.1	385.6
Europe	341.5	398.8	966.2	1,113.4

Total	$1,772.8	$1,946.8	$5,325.2	$5,971.9

Segment operating earnings (loss) were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 27, 2012	October 29, 2011	October 27, 2012	October 29, 2011
United States	$51.1	$67.5	$206.8	$256.8
Canada	(96.1)	2.7	(93.2)	1.1
Australia	(102.6)	3.6	(100.3)	10.8
Europe	(455.9)	8.8	(467.2)	(1.3)

Total	$(603.5)	$82.6	$(453.9)	$267.4

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of October 27, 2012, the United States segment included 4,471 stores, compared to 4,460 stores on October 29, 2011.

Net sales for the 13 weeks ended October 27, 2012 decreased $107.0 million, or 8.2%, compared to the 13 weeks ended October 29, 2011 due primarily to a 9.0% decrease in comparable store sales. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales was primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales was primarily due to lower sales of new release video game titles in the third quarter of fiscal 2012 when compared to the third quarter of fiscal 2011 given the titles available for sale and the late stages of the current console cycle. The decrease in used video game product sales was due primarily to a decrease in store traffic related to lower hardware and software demand due to the late stages of the current console cycle. The increase in other product sales was due primarily to an increase in sales of PC entertainment software and an increase in sales of mobile devices in the third quarter of fiscal 2012 compared to the third quarter of fiscal 2011. Segment operating earnings for the 13 weeks ended October 27, 2012 decreased by $16.4 million compared to the 13 weeks ended October 29, 2011, driven primarily by the decrease in comparable store sales and the recognition of $4.4 million in property and equipment impairments.

Net sales for the 39 weeks ended October 27, 2012 decreased $446.9 million, or 10.7%, compared to the 39 weeks ended October 29, 2011 due primarily to an 11.6% decrease in comparable store sales. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales was primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales was primarily due to a lack of new release video game titles in the 39 weeks ended October 27, 2012 when compared to the 39 weeks ended October 29, 2011. The decrease in used video game product sales was due primarily to a decrease in store traffic related to the lack of new release video game titles in the 39 weeks ended October 27, 2012 when compared to the 39 weeks ended October 29, 2011 and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales was due primarily to an increase in sales of PC entertainment software and an increase in sales of mobile devices in the 39 weeks ended October 27, 2012 compared to the 39 weeks ended October 29, 2011. Segment operating earnings for the 39 weeks ended October 27, 2012 decreased by $50.0 million compared to the 39 weeks ended October 29, 2011, driven primarily by the decrease in comparable store sales and the recognition of $4.4 million in property and equipment impairments.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. As of October 27, 2012, the Canadian segment had 339 stores, compared to 345 stores at October 29, 2011. Net sales in the Canadian segment in the 13 and 39 weeks ended October 27, 2012 decreased 6.2% and 9.2%, respectively, compared to the 13 and 39 weeks ended October 29, 2011. Comparable store sales for the 13 and 39 weeks ended October 27, 2012 decreased 7.0% and 7.6%, respectively, primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. Changes in exchange rates had the effect of increasing sales by $1.7 million and decreasing sales by $4.1 million, respectively, in the 13 and 39 weeks ended October 27, 2012 when compared to the same periods in fiscal 2011. Excluding the impact of changes in exchange rates, net sales in the Canadian segment decreased by 7.8% and 7.9%, respectively, in the 13 and 39 weeks ended October 27, 2012 when compared to the same periods in fiscal 2011. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles. The decrease in used video game product sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales is due to an increase in sales of mobile devices and an increase in sales of PC entertainment software.

Segment operating earnings for the 13 and 39 weeks ended October 27, 2012 decreased by $98.8 million and $94.3 million, respectively, compared to the 13 and 39 weeks ended October 29, 2011, driven by the goodwill and asset impairment charge of $100.5 million during the third quarter of fiscal 2012 when compared to none in the prior year periods. Excluding the impact of the goodwill and asset impairment charges, segment operating earnings would have been $4.4 million and $7.3 million, respectively, in the 13 and 39 weeks ended October 27, 2012 compared to $2.7 million and $1.1 million, respectively, in the 13 and 39 weeks ended October 29, 2011.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of October 27, 2012, the Australian segment included 419 stores, compared to 414 stores at October 29, 2011. Net sales for the 13 and 39 weeks ended October 27, 2012 decreased by 2.3% and 6.4%, respectively, when compared to the 13 and 39 weeks ended October 29, 2011. Comparable store sales for the 13 and 39 weeks ended October 27, 2012 decreased 4.3% and 6.7%, respectively, primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. Changes in exchange rates had the effect of increasing sales by $1.3 million and decreasing sales by $3.3 million, respectively, in the 13 and 39 weeks ended October 27, 2012 when compared to the same periods in fiscal 2011. Excluding the impact of changes in exchange rates, net sales in the Australian segment decreased by 3.3% and 5.5% in the 13 and 39 weeks ended October 27, 2012, respectively, compared to the same periods in fiscal 2011. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles. The decrease in used video game product sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales is due to an increase in sales of mobile devices and an increase in sales of PC entertainment software.

Segment operating earnings in the 13 and 39 weeks ended October 27, 2012 decreased by $106.2 million and $111.1 million, respectively, when compared to the 13 and 39 weeks ended October 29, 2011, driven by the goodwill and asset impairment charge of $107.4 million during the third quarter of fiscal 2012 when compared to the prior year periods. Excluding the impact of the goodwill and asset impairment charges, segment operating earnings would have been $4.8 million and $7.1 million, respectively, in the 13 and 39 weeks ended October 27, 2012 compared to $3.6 million and $10.8 million, respectively, in the 13 and 39 weeks ended October 29, 2011.

Europe

Segment results for Europe during the 39 weeks ended October 27, 2012 include retail store operations in 11 European countries and e-commerce operations in six countries. As of October 27, 2012, the European segment operated 1,421 stores compared to 1,408 stores as of October 29, 2011. For the 13 and 39 weeks ended October 27, 2012, European net sales decreased 14.4% and 13.2%, respectively, compared to the 13 and 39 weeks ended October 29, 2011. The decrease in net sales was primarily due to the unfavorable impact of changes in exchange rates, which had the effect of decreasing sales by $30.0 million and $89.7 million, respectively, in the 13 and 39 weeks ended October 27, 2012 when compared to the prior fiscal year periods. Excluding the impact of changes in exchange rates, sales in the European segment decreased 6.8% and 5.2%, respectively, in the 13 and 39 weeks ended October 27, 2012 when compared to the prior fiscal year periods. Comparable store sales decreased 8.0% and 6.9%, respectively, for the 13 and 39 weeks ended October 27, 2012 primarily due to decreases in new video game hardware sales, new video game software sales and used video game product sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles. The decrease in used video game product sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and lower hardware demand due to the late stages of the current console cycle. The increase in other product sales is due to an increase in sales of mobile devices and an increase in sales of PC entertainment software.

Segment operating earnings in Europe for the 13 and 39 weeks ended October 27, 2012 decreased by $464.7 million and $465.9 million, respectively, when compared to the 13 and 39 weeks ended October 29, 2011. The decrease in operating earnings was driven by the goodwill, trade name and asset impairment charge of $466.5 million during the third quarter of fiscal 2012 when compared to the prior year periods. Excluding the impact of the goodwill, trade name and asset impairment charges, segment operating earnings would have been $10.6 million in the 13 weeks ended October 27, 2012 and segment operating loss would have been $0.7 million in the 39 weeks ended October 27, 2012 compared to segment operating earnings of $8.8 million and a segment operating loss of $1.3 million, respectively, in the 13 and 39 weeks ended October 29, 2011.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended October 27, 2012, cash provided by operations was $203.7 million, compared to cash provided by operations of $211.0 million during the 39 weeks ended October 29, 2011. The decrease in cash flow from operations of $7.3 million was primarily due to a $30.3 million decrease in consolidated net income adjusted for non-cash items and a $10.8 million decrease in cash flows related to the changes in other long-term liabilities, offset partially by a $33.8 million increase related to working capital. Cash used in operations related to working capital decreased $33.8 million from $112.6 million in the 39 weeks ended October 29, 2011 to $78.8 million in the 39 weeks ended October 27, 2012 due primarily to the change in cash related to accounts payable and accrued liabilities offset partially by changes in the payment of income taxes from year to year. The increase in cash related to accounts payable and accrued liabilities for the 39 weeks ended October 27, 2012 compared to the 39 weeks ended October 29, 2011 was primarily due to changes in the timing of trade payable payments and an increase in cash received from customers for the purchase of gift cards. The increase in cash used for income taxes in the 39 weeks ended October 27, 2012 compared to the 39 weeks ended October 29, 2011 was primarily due to the timing of estimated income tax payments.

Cash used in investing activities was $91.9 million and $162.8 million during the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. During the 39 weeks ended October 27, 2012, $88.9 million of cash was used primarily to open new stores and remodel existing stores in the U.S. and internationally and to invest in information systems and digital initiatives. During the 39 weeks ended October 29, 2011, $127.3 million of cash was used for capital expenditures primarily to invest in information systems, distribution center capacity and e-commerce, digital and loyalty program initiatives and to open new stores in the U.S. and internationally. In addition, during the 39 weeks ended October 29, 2011, the Company used $27.9 million for acquisitions in support of the Company’s digital initiatives.

Cash used in financing activities was $395.4 million and $327.6 million for the 39 weeks ended October 27, 2012 and October 29, 2011, respectively. The cash used in financing activities for the 39 weeks ended October 27, 2012 was primarily due to the purchase of $328.2 million of treasury shares pursuant to the Board of Directors’ authorizations from November 2011 and March 2012 and the payment of dividends on the Company’s Class A Common Stock of $71.4 million. In addition, the Company borrowed and repaid $81.0 million against its Revolver (as defined below) during the 39 weeks ended October 27, 2012. Also, for the 39 weeks ended October 27, 2012, $3.8 million of cash was received due to the issuance of shares relating to stock option exercises. The cash used in financing activities for the 39 weeks ended October 29, 2011 was primarily due to the purchase of $216.9 million of treasury shares and the repurchase of $125 million in principal balance of the Company’s senior notes pursuant to the Board of Directors’ $500.0 million authorization in February 2011. Of the treasury share repurchases, $22.0 million of cash was used to settle amounts that were initiated prior to January 29, 2011. In addition, for the 39 weeks ended October 29, 2011, $14.5 million of cash was received due to the issuance of shares relating to stock option exercises and the Company borrowed $35.0 million against its Revolver (as defined below) and subsequently repaid the borrowings before October 29, 2011.

Sources of Liquidity

We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with highly rated commercial banks.

On January 4, 2011, the Company entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, the Company's prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. The Company has the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to January 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company's average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of October 27, 2012, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of October 27, 2012, total availability under the Revolver was $391.0 million, there were no borrowings outstanding and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 27, 2012, there were cash overdrafts outstanding under the Line of Credit of $0.6 million and bank guarantees outstanding of $4.6 million.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores opened and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 123 stores in the 39 weeks ended October 27, 2012 and expects to open approximately 135 stores in fiscal 2012. Capital expenditures for fiscal 2012 are projected to be approximately $130 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. For the 39-week period ending October 29, 2011, the Company redeemed $125.0 million of Senior Notes, which occurred on October 1, 2011. The associated loss on the retirement of debt was $0.6 million for the 39-week period ended October 29, 2011, which consisted of the write-off of deferred financing fees and original issue discount on the retired Senior Notes.

At the beginning of fiscal 2011, $22.0 million of treasury share purchases made during fiscal 2010 were settled. In February 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company's Senior Notes. Under the repurchase program, the Company could purchase the Company's Senior Notes and/or shares of issued and outstanding Class A Common Stock through open market purchases, debt calls or privately negotiated transactions. During the 39 weeks ended October 29, 2011, the Company repurchased 9.2 million shares of the Company’s common stock at an average purchase price of $21.16 and $125.0 million of Senior Notes. For the remainder of fiscal 2011, the Company purchased an additional 2.0 million shares at an average price per share of $22.38.

In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company's Senior Notes, replacing the remaining $180.1 million authorization. In March 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization. During the 39 weeks ended October 27, 2012, the Company repurchased 16.7 million shares at an average price per share of $20.07. As of October 27, 2012, $241.6 million remained available under the March 2012 authorization. On November 13, 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s Class A Common Stock, replacing the remainder of the March 2012 authorization. As of November 28, 2012, the Company has purchased an additional 0.1 million shares for an average price per share of $25.88 since October 27, 2012.

On February 8, 2012, the Board of Directors of the Company approved the initiation of a quarterly cash dividend to its stockholders of Class A Common Stock. The first quarterly cash dividend of $0.15 per share was paid on March 12, 2012 to all common stockholders of record as of February 21, 2012. The second quarterly cash dividend of $0.15 per share was paid on June 12, 2012 to all common stockholders of record as of May 29, 2012. The third quarterly cash dividend of $0.25 per share was paid on September 12, 2012 to all common stockholders of record as of August 28, 2012. On November 13, 2012, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.25 per Class A common share payable on December 12, 2012 to stockholders of record at the close of business on November 28, 2012. Future dividends will be subject to approval by the Board of Directors of the Company.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	the launch of next generation consoles and the timing and features of such consoles;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores and to efficiently close underperforming stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third-party litigation;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Interest Rate Exposure

We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is not material.

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 39 week periods ended October 27, 2012, the Company recognized a $16.7 million loss and $0.2 million gain, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. This loss and gain were offset by gains related to the re-measurement of intercompany loans and foreign currency assets and liabilities of $19.0 million and $1.0 million, respectively, for the 13 and 39 week periods ended October 27, 2012. The aggregate fair value of the Foreign Currency Contracts as of October 27, 2012 was a net asset of $14.7 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of October 27, 2012 would result in a (loss) or gain in value of the forwards, options and swaps of ($8.6) million or $8.6 million, respectively.

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

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the fiscal quarter ended October 27, 2012 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
July 29 through August 25, 2012	1,101,382	$15.87	1,101,382	$301.0
August 26 through September 29, 2012	906,400	$21.82	906,400	$281.2
September 30 through October 27, 2012	1,724,568	$22.96	1,724,568	$241.6

Total	3,732,350	$20.59	3,732,350

(1)

In March 2012, the Board of Directors authorized $500 million to be used for share repurchases. In November 2012, the Board of Directors authorized $500 million to be used for share repurchases, replacing the March 2012 authorization. The November $500 million plan has no expiration date.

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

10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)

Exhibit Number	Description
10.22	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(18)
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

Date: December 5, 2012

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 5, 2012

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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Amendment No. 1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(6)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 8, 2011.

(7)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(8)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to Appendix A to the Registrant's Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.