Form 10-K
period 2013-02-02
GameStop Corp.
filed 2013-04-03
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended February 2, 2013

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑

The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,010,000,000, based upon the closing market price of $16.14 per share of Class A Common Stock on the New York Stock Exchange as of July 27, 2012.

Number of shares of $.001 par value Class A Common Stock outstanding as of March 25, 2013: 117,836,276

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2013 Annual Meeting of Stockholders are incorporated by reference into Part III.

PART I

Item 1.	Business

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software, new and pre-owned mobile and consumer electronics products and other merchandise. As of February 2, 2013, GameStop’s retail network and family of brands include 6,602 Company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStop, EB Games and Micromania. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com.

In the fiscal year ended February 2, 2013, we operated our business in the following segments: United States, Canada, Australia and Europe. Of our 6,602 stores, 4,425 stores are included in the United States segment and 336, 416, and 1,425 stores are included in the Canadian, Australian and European segments, respectively. Each of the operating segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products, and PC entertainment software and related accessories. We also sell various types of digital products, including downloadable content, network points cards, prepaid digital and online timecards and digitally downloadable software. Our mobile business consists primarily of pre-owned mobile devices, tablets and related accessories. Our buy-sell-trade program creates a unique value proposition to our customers by providing our customers with an opportunity to trade in their pre-owned video game products and mobile devices for store credits and apply those credits towards other merchandise, which in turn, increases sales. Our products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various segments, language translations and the timing of roll-outs of newly developed technology enabling the sale of new products, such as digitally downloadable content. Stores in all segments are similar in size at an average of approximately 1,400 square feet. Our corporate office and one of our distribution facilities are housed in a 519,000 square foot facility in Grapevine, Texas.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-K and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally, and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	the launch of next-generation consoles, the timing and features of such consoles and the impact on demand for existing products following the announcement of the launch of next-generation consoles;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores and to efficiently close underperforming stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate and operate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third party litigation;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in this Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “seeks,” “should,” “will” or similar expressions. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements.

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

Industry Background

Based upon estimates compiled by various market research firms, management estimates that the combined market for physical video game products and PC entertainment software was approximately $25 billion in 2012 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $13 billion market in the United States in 2012, the majority of which was attributable to physical video game products, excluding sales of pre-owned video game products. International Development Group, a market research firm (“IDG”), estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $9.4 billion in Europe in 2012. For 2012, the NPD Group reported that video game retail sales were approximately $1.2 billion in Canada and $1.2 billion in the Australian market.

Based on internal estimates compiled from a group of third-party sources, we believe the North American market for digital game sales, including mobile, social, console and PC games, was approximately $7 billion in 2012 and this market is expected to grow to $10 billion to $12 billion by 2015.

New Video Game Products.    The Entertainment Software Association (“ESA”) estimates that the average U.S. household owns at least one dedicated game console, PC or smartphone. Additionally, 49% of U.S. households own on average two dedicated game consoles. We expect the following trends in sales of video game products:

•

Video Game Hardware.    Gaming consoles are typically launched in cycles as technological developments in both chip processing speeds and data storage provide significant improvements in advanced graphics, audio quality and other entertainment capabilities beyond video gaming. The current generation of consoles includes the Sony PlayStation 3, the Nintendo Wii and Microsoft Xbox 360, which all launched between 2005 and 2007. These console technologies have evolved considerably through several generations since the introduction of video game consoles in the 1980s. The typical cycle for hardware consoles lasts approximately five years and during each cycle it is typical for the price of the hardware consoles to decline over time. This cycle of consoles is longer than previous cycles and as a result sales have declined in recent years. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii. Also, Sony has announced that the next generation of the PlayStation will come to market by the holiday period of 2013. Microsoft has not yet formally announced definitive plans to introduce a new console. The Company expects that demand for current generation hardware will continue to decline in anticipation of the next generation of consoles becoming available in the market.

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

•

Video Game Software.    Sales of video game software generally increase as gaming platforms mature and gain wider acceptance. Sales of video game software are dependent upon manufacturers and third-party publishers developing and releasing game titles for existing game platforms. In recent years the number of new games introduced each year has declined and the market for video game sales has also declined each year. This trend is expected to continue until new consoles are introduced.

Pre-owned Video Game Products.    As the installed base of video game hardware platforms has increased and new hardware platforms are introduced, a considerable market for pre-owned video game hardware and software has developed. Based on reports published by the NPD Group, we believe that, as of December 2012, the installed base of video game hardware systems in the United States, based on original sales, totaled over 294 million units of handheld and console video game systems and grew by 19 million units in 2012. According to IDG, the installed base of hardware systems as of December 2012 in Europe was approximately 187 million units and grew by 14 million units in 2012. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal Company estimates, we believe that the installed base of video game software units in the United States currently exceeds 2.3 billion units. As the substantial installed base of video game hardware and software continues to expand, there is ongoing demand for pre-owned video game products.

PC Entertainment Software.    PC entertainment software is generally played on PCs featuring fast processors, expanded memories, and enhanced graphics and audio capabilities. Trends in sales of PC entertainment software are largely dependent upon introductions of hit titles, which are typically limited to one or two per year.

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

Business and Growth Strategy

Our goal is to continue to be the world’s largest multichannel retailer of new and pre-owned video game products and PC entertainment software and expand our business into the mobile device category to provide the best video game content to our customers anytime, anywhere and on any device. We plan to strengthen that position by executing the following strategies:

Increase Market Share and Expand our Market Leadership Position.    We plan to increase market share and awareness of the GameStop brand and drive membership in our loyalty program, expand our sales of new and pre-owned mobile products and expand our market leadership position by focusing on the launch of new hardware platforms as well as physical and digital software titles.

•

Increase GameStop Brand Awareness and Loyalty Membership.    Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores acquired in France. In 2007, GameStop introduced its new brand tagline “Power to the Players” and in 2010 introduced its U.S. loyalty program called PowerUp Rewards. Building the GameStop brand has enabled us to leverage brand awareness and to capture advertising and marketing efficiencies. Our branding strategy is further supported by international loyalty programs and our Web sites. The PowerUp Rewards loyalty program offers our customers the ability to sign up for a free or paid membership that offers points earned on purchases which can be redeemed for discounts or merchandise. Through PowerUp Rewards, our customers have access to unique, video game related rewards unavailable through any other retailer. The program’s paid membership also includes a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. As of February 2, 2013, we had 22.3 million members in the PowerUp Rewards program, 7.9 million of which were paid members. In total, our loyalty programs around the world had approximately 27.5 million members. Our Web sites allow our customers to buy games online, reserve or pick up merchandise in our stores, order in-store for home delivery and to learn about the latest video game products and PC entertainment software and their availability in our stores. We intend to increase customer awareness and brand loyalty. Together, our loyalty programs, Web sites, mobile applications, magazine and other properties are a part of our multi-channel retail strategy designed to enhance our relationships with our customers, make it easier for our customers to transact with us and increase brand loyalty. In the 52 weeks ending February 1, 2014 (“fiscal 2013”), we plan to continue to aggressively promote our loyalty programs and increase brand awareness over a broader demographic area in order to promote our unique buying experience in-store for new and pre-owned hardware and software, trade-ins of pre-owned video game and mobile consumer electronics products and to leverage our Web sites at www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk, www.micromania.fr and www.gameinformer.com, the online video gaming Web site www.kongregate.com, our digital PC distribution platform available at www.gamestop.com/pcgames, and our online consumer electronics marketplace available at www.buymytronics.com.

•

Increase Sales of Pre-Owned Video Game Products.    We believe we are the largest retailer of pre-owned video game products in the world and carry the broadest selection of pre-owned video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade in and purchase pre-owned video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our pre-owned video game products from trade-ins made in our stores by our customers. We will continue to expand the selection and availability of pre-owned video game products in our stores as new products are introduced. Pre-owned video game products generate significantly higher gross margins than new video game products. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying pre-owned video game products at our stores through increased marketing activities and the use of both broad and targeted marketing to our PowerUp Rewards and international loyalty program members. The supply of trade-ins of video game products and the demand for resale of these products are affected by overall demand for video game products and the introduction of new software and hardware by our suppliers. We expect that trade-ins will be negatively impacted in the time period between recent and expected announcements of next-generation consoles and the launch of these consoles. We expect the launch of next-generation consoles and software to drive trade-ins of older video game products, thereby expanding our supply of pre-owned video game products.

•

Expand our Digital Growth Strategy to Protect and Expand our Market Leadership Position.    We expect that future growth in the electronic game industry will be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox Live, PlayStation and Nintendo network points cards, as well as prepaid digital and online timecards and digitally downloadable software. We believe we are the only significant brick-and-mortar retail seller of digitally downloadable add-on content for physical games, which the electronic game industry calls “DLC.” We believe that we are frequently the leading seller of DLC for certain game titles by out-selling online networks. We operate an online video game platform called Kongregate.com and we acquired a digital PC distribution platform, Impulse, and a streaming technology company, Spawn Labs, during the 52 weeks ended January 28, 2012 (“fiscal 2011”). We continue to make investments in e-commerce, digital delivery systems, mobile applications, online video game aggregation and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In fiscal 2012, we grew our digital product receipts by 39%. Our digital receipts have grown from approximately $180 million in 2009 to approximately $630 million in fiscal 2012.

•

Store Opening/Closing Strategy.    The Company has an analysis-driven approach to store opening and closing decisions. We intend to continue to open new stores in targeted markets where we do not currently have a presence and can take market share from uncontested competitors, as well as in markets in which we already operate where we have a demonstrated track record of successful new store openings and have realized returns on invested capital that have exceeded our internal targets. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. In some cases, these new stores may adversely impact sales at existing stores, but our goal is to minimize the impact. On average, our new stores opened in the past three fiscal years have had a return of original investment of less than two years. We will be aggressive in the analysis of our existing store base to determine optimal levels of profitability and close stores where profitability goals are not being met or where we can attempt to transfer sales to other nearby existing stores and increase overall profits. We utilize our PowerUp Rewards loyalty program information to determine areas that are currently underserved and also utilize our database to ensure a high customer transfer rate from closing locations to existing locations. We opened 146 new stores and closed 227 stores in the 53 weeks ended February 2, 2013 (“fiscal 2012”), reducing our store count by 1.2%, in line with stated targets. We opened 285 new stores and closed 272 stores in fiscal 2011, decreasing the number of stores we opened and significantly increasing the number of stores we closed compared to previous years. We opened 359 new stores and closed 139 stores in the 52 weeks ended January 29, 2011 (“fiscal 2010”). We plan to open approximately 65 new stores and close approximately 250 stores worldwide in fiscal 2013, resulting in an expected reduction in store count of approximately 2 to 3%.

Targeting a Broad Audience of Game Players.    We have created store and online environments targeting a broad audience, including the video game enthusiast, the casual gamer and the seasonal gift giver. Our stores focus on the video game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced pre-owned video game products. Our buy-sell-trade program offers consumers the opportunity to trade-in pre-owned video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales. Our online properties, including e-commerce sites and Kongregate.com, continue to evolve to meet the needs of consumers looking to research or buy traditional boxed product video games, download the latest PC games or play browser and casual games on their PCs or mobile devices.

Expand our Mobile Business.    In 2011, we began a new category of business which we refer to as Mobile. We define the mobile category as buy-sell-trade of pre-owned mobile devices, including gaming tablets, new tablets and related services and accessories for those devices. We take trades of select pre-owned electronics and smartphones in all of our stores. We believe taking trades of these devices is a logical extension of our expertise in buying, selling and trading of pre-owned video game products. We use our centralized refurbishment centers in the U.S. and in certain of our international locations to refurbish these devices and then re-sell them in our stores. As of February 2, 2013, we were selling select pre-owned electronics in all of our U.S. stores and on our Web site at www.gamestop.com, and in a majority of stores in our international markets. We plan to continue to drive awareness in our stores of this business and expand internationally in fiscal 2013. As the proliferation of smart phones and tablets continues and those devices are increasingly used for playing digital games, the market for such devices and the marketing of related games provide us opportunities to grow our revenues and profits.

Enhancing our Image as a Destination Location.    Our stores and e-commerce sites serve as destination locations for game players, mobile consumer electronics consumers and gift givers due to our broad selection of products, compelling PowerUp Rewards offers, game-oriented environment, trade-in programs and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of new and pre-owned video game products and popular mobile devices and offer a larger and more current selection of merchandise than other retailers. In our stores, we provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. Our stores are equipped with several video game sampling areas, which provide our customers with the opportunity to play games before purchase, as well as equipment to play video game clips.

Kongregate.com serves as a destination for gamers seeking the latest in online game play with over 65,000 games from more than 17,000 developers in a social environment in which gamers can connect with their friends and compare achievements. Many of the favorite Kongregate games are available through the Kongregate app for use on mobile devices.

Consistently Achieving High New Release Market Share.    We focus marketing efforts and store associates on driving the sale of new release video game products, both physical and digital. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market and consistently in-stock for new physical and digital video game products and PC entertainment software. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products and PC entertainment software with a proven capability to distribute new releases to our customers quickly and capture market share immediately following new product launches, we believe we regularly receive larger allocations of popular new video game products and PC entertainment software. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our Web sites prior to their release.

Investing in our Information Systems and Distribution Capabilities.    We employ sophisticated and fully-integrated inventory management, store-level point-of-sale and financial systems and state-of-the-art distribution facilities. These systems enable us to maximize the efficiency of the flow of over 4,600 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management systems enable us to maximize sales of new release titles and avoid markdowns as titles mature and utilize electronic point-of-sale equipment that provides corporate and regional headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management systems allow us to actively manage the pricing and product availability of our pre-owned video game products across our store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.

Operating Segments

We identified our four operating segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Segment results for the United States include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 12 European countries.

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

Merchandise

Substantially all of our revenues are derived from the sale of tangible products; however, we also sell downloadable software and subscription, time and points cards which do not involve physical product. Our product offerings consist of new and pre-owned video game products, PC entertainment software, and related products, such as video game accessories and strategy guides, as well as new and pre-owned mobile devices such as tablets, phones and music players. Our in-store inventory generally consists of a constantly changing selection of over 4,600 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, advance orders, industry magazines and product reviews to determine which new releases are expected to be hits. Advance orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.

Video Game Hardware.    We offer the video game platforms of all major manufacturers, including the Sony PlayStation 3, PlayStation Vita and PSP, Microsoft Xbox 360 and Kinect and the Nintendo DSi, DSi XL, 3DS, 3DS XL, Wii and Wii U. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii. Also, Sony has announced that the next generation of the PlayStation will come to market by the holiday period of 2013. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

Video Game Software.    We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 700 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. In 2010, we began selling digitally downloadable add-on content developed by publishers for existing games.

Pre-owned Video Game Products.    We believe we are the largest retailer of pre-owned video games in the world. We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,100 SKUs) of pre-owned video game titles which have an average price of $19 as compared to an average price of $41 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. This program provides us with an inventory of pre-owned video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

PC Entertainment and Other Software.    We purchase PC entertainment software from over 20 publishers, including Electronic Arts, Microsoft and Activision. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.

Downloadable Content and Subscription, Time and Points Cards.    The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming Web sites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as digitally downloadable content for existing console video games. We sell a wide variety of digital currency and we have developed technology to sell downloadable content in our stores and on our U.S. Web site. We believe we are the worldwide leading retailer of digital currency sales and the sale of downloadable content for Xbox Live and the PlayStation Network. We believe that we are frequently the leading seller of downloadable content for most major game titles.

Accessories and Other Products.    Video game accessories consist primarily of controllers, memory cards, headsets and other add-ons. We also carry strategy guides, magazines and gaming-related toys. In all, we stock more than 300 SKUs of accessories and other products. In general, this category has higher margins than new video game and PC entertainment products.

Mobile Products.    In 2011, we began a new category of business which we refer to as Mobile. Our Mobile business consists of the sale of new tablets and accessories and buying, selling and trading of select pre-owned smartphones, tablets and MP3 players in our U.S. stores and in a majority of stores in our international markets.

Store Operations

As of February 2, 2013, we operated 6,602 stores, primarily under the names GameStop, EB Games and Micromania. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.

Our stores average approximately 1,400 square feet and carry a balanced mix of new and pre-owned video game products and PC entertainment software. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.

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

Locations.    The table below sets forth the number of our stores located in the U.S., Canada, Europe and Australia as of February 2, 2013:

United States	Number of Stores
Alabama	72
Alaska	7
Arizona	82
Arkansas	34
California	451
Colorado	66
Connecticut	57
Delaware	16
District of Columbia	3
Florida	284
Georgia	132
Guam	2
Hawaii	24
Idaho	17
Illinois	188
Indiana	92
Iowa	32
Kansas	35
Kentucky	75
Louisiana	75
Maine	13
Maryland	103
Massachusetts	99
Michigan	122
Minnesota	55
Mississippi	45
Missouri	79

United States	Number of Stores
Montana	10
Nebraska	20
Nevada	43
New Hampshire	27
New Jersey	154
New Mexico	26
New York	263
North Carolina	140
North Dakota	9
Ohio	185
Oklahoma	45
Oregon	37
Pennsylvania	219
Puerto Rico	46
Rhode Island	15
South Carolina	73
South Dakota	9
Tennessee	104
Texas	378
Utah	28
Vermont	5
Virginia	144
Washington	80
West Virginia	33
Wisconsin	64
Wyoming	8

Sub-total for United States	4,425

International	Number of Stores
Canada	336
Australia	379
New Zealand	37

Sub-total for Australia	416
Austria	27
Denmark	40
Finland	20
France	397
Germany	208
Ireland	51
Italy	440
Norway	48
Spain	110
Sweden	65
Switzerland	19

Sub-total for Europe	1,425

Sub-total for International	2,177

Total stores	6,602

Game Informer

We publish Game Informer, the world’s largest video game publication and Web site featuring reviews of new title releases, tips and secrets about existing games and news regarding current developments in the electronic game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our stores throughout most of the world. Game Informer magazine is the third largest consumer publication in the U.S. and for its December 2012 issue, the magazine had over 7.9 million paid subscribers including over 2.5 million paid digital magazine subscribers. Game Informer is a part of the PowerUp Rewards Pro loyalty program as a key feature of each paid PowerUp Rewards membership. We also operate the Web site www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. In 2012, the Web site averaged over 2.5 million monthly unique visitors. Game Informer revenues are also generated through the sale of advertising space in Game Informer magazine and on www.gameinformer.com. English version results from Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.

E-Commerce

We operate several electronic commerce Web sites in various countries, including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr, that allow our customers to buy video game products and other merchandise online and, in some cases, allow customers to reserve merchandise and then pick it up in stores. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. Additionally, we offer over 1,100 titles of digitally downloadable PC video games available for purchase at www.gamestop.com/pcgames. E-commerce results are included in the geographic segment where the sales originate.

Kongregate

In August 2010, we purchased Kongregate Inc., the operator of online video gaming site www.kongregate.com, which offers free-to-play video games to over 15 million unique visitors per month. Kongregate earns revenues from in-game advertising and offering game players the opportunity to advance their game play with in-game transactions for virtual goods. Kongregate has a proprietary virtual currency called Kreds which can be purchased and then used to pay for in-game transactions. Over 17,000 developers have uploaded more than 65,000 games to Kongregate.com that have been played nearly 3 billion times.

Spawn Labs

In March 2011, we purchased Spawn Labs, Inc. (“Spawn Labs”), a streaming technology company. Spawn Labs brought to the Company patented technology and a talented team of technologists with unique game streaming and virtualization expertise. Spawn Labs is developing a streaming service which the Company may deploy in fiscal 2013 depending on consumer demand and other factors.

BuyMyTronics

In March 2012, we purchased the assets of BuyMyTronics, an online consumer electronics marketplace available at www.buymytronics.com. BuyMyTronics provides consumers and businesses with solutions to earn cash for their pre-owned personal or corporate-issued mobile phones, tablets, MP3 players and other consumer electronic devices. The results of BuyMyTronics are reported with our mobile results.

Advertising

Our stores are primarily located in high traffic, high visibility areas of regional shopping malls, strip centers and pedestrian shopping areas. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote pre-owned video game products. Inside our stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release.

On a global basis, we receive cooperative advertising and market development funds from manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays to us an agreed amount.

In fiscal 2010, we launched our PowerUp Rewards loyalty program in the United States which gives our customers the ability to sign up for a free or paid membership that offers points earned on purchases in our stores, on our U.S. Web site and on Kongregate.com, which can be redeemed for discounts or merchandise. The program’s paid tier also includes a subscription to Game Informer magazine, additional discounts on selected merchandise and additional credit on trade-ins in our stores. This program is designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our PowerUp Rewards program provides members with the opportunity to earn unique video game related rewards not available through any other retailer. Vendors also participate in this program to increase the sales of their individual products. We also have loyalty programs in France, Italy, Germany, Australia and Spain. Our various loyalty programs total over 27.5 million members.

In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness and store openings. We expect our investment in advertising through our loyalty programs, including PowerUp Rewards, to increase as we continue to expand our membership base and add loyalty programs in international markets and build our brand.

Information Management

Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.

Distribution.    We operate distribution facilities in various locations throughout the world, with each location strategically located to support the operations in a particular country or region. In order to enhance our first-to-market distribution network, we also utilize the services of several off-site, third-party operated distribution centers that pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. Our ability to rapidly process incoming shipments of new release titles at our facilities and third-party facilities and deliver those shipments to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores. Inventory is shipped to each store at least twice a week, or daily, if necessary, in order to keep stores in supply of products. Our distribution facilities also typically support refurbishment of pre-owned products to be redistributed to our stores.

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

Digital Distribution.    We have developed proprietary technology to work in conjunction with developers, as well as Microsoft and Sony, to enable us to sell digitally distributed game content in our stores and on our e-commerce sites. The downloadable content typically available today consists of add-on content developed by publishers for existing games.

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

Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of pre-owned video games. In addition, our central database of all pre-owned video game products allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and reallocate our pre-owned video game products as necessary.

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

Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this electronic communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences at which we operate intense educational training programs to provide our employees with information about the video game products that will be released by publishers in the holiday season. All video game software publishers are invited to attend the conferences.

GameStop’s U.S. store operations are managed by a centrally-located senior vice president of stores, four market vice presidents of stores and 30 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 300 districts. Our international operations are managed by a senior executive, with stores in Europe managed by two senior vice presidents, one vice president and with managing directors in each region. Our stores in Australia and Canada are each managed by a vice president. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.

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

Vendors

We purchase substantially all of our new products worldwide from over 80 manufacturers, software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 88% of our new product purchases in fiscal 2012. Only Sony, Activision, Nintendo, Microsoft and Electronic Arts (which accounted for 17%, 16%, 14%, 13%, and 11%, respectively) individually accounted for more than 10% of our new product purchases during fiscal 2012. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

Competition

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.

In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”). Competing video game specialists in Europe include Game Retail Limited based in the United Kingdom and its Spanish affiliate, Game Stores Iberia. Throughout Europe we also compete with major consumer electronics retailers such as Media Markt,

Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include K-Mart, Target and JB HiFi stores.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2012, we generated approximately 40% of our sales during the fourth quarter. On a pro forma basis, excluding the 53rd week sales from fiscal 2012, we generated approximately 39% of our sales during the fourth quarter. Our fiscal 2012 operating loss is impacted by $680.7 million of goodwill and asset impairments. Therefore, the seasonality of our operating earnings (loss) is not comparable between fiscal 2012 and fiscal 2011. Excluding the impact of the goodwill and asset impairment charges, we generated approximately 65% and 59% of our operating earnings during the fourth quarter of fiscal 2012 and fiscal 2011, respectively. During fiscal 2011, we generated approximately 37% of our sales during the fourth quarter.

Trademarks

We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Kongregate,” “BuyMyTronics,” “Power to the Players,” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Employees

We have approximately 17,000 full-time salaried and hourly employees and between 30,000 and 48,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.

Available Information

We make available on our corporate Web site (www.gamestopcorp.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, the Company’s Code of Standards, Ethics and Conduct is available on our Web site under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Company’s Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

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

The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii. Also, Sony has announced that the next generation of the PlayStation will come to market by the holiday period of 2013. Microsoft has not formally announced definitive plans to introduce a new console. We expect sales of our products to decline until the launch of these new consoles. If video game platform manufacturers delay or fail to develop new hardware platforms, or the platforms are not successful, our sales of video game products could decline.

If we fail to keep pace with changing industry technology, we will be at a competitive disadvantage.

The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions and product obsolescence. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking Web sites and other devices. In order to continue to compete effectively in the electronic game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer.

Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.

While it is currently possible to download video game content to the current generation video game systems, downloading is constrained by bandwidth capacity. However, downloading technology is becoming more prevalent and continues to evolve rapidly. If advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our sales and earnings could decline. While the Company has developed and implemented various strategies to incorporate these new delivery methods into the Company’s business model, including hiring employees with experience in digital gaming and making investments in and acquisitions of digital gaming, streaming and technology-based companies, we can provide no assurances that these strategies will be successful or profitable.

We may not compete effectively as browser, mobile and social gaming becomes more popular.

Gaming continues to evolve rapidly. The popularity of browser, mobile and social gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell. If we are unable to respond to this growth in popularity of browser, mobile and social games and transition our business to take advantage of these new forms of gaming, our financial position and results of operations could suffer. The Company has been and is currently pursuing various strategies to integrate these new forms of gaming into the Company’s business model, but we can provide no assurances that these strategies will be successful or profitable.

We depend upon the timely delivery of products.

We depend on major hardware manufacturers, primarily Microsoft, Sony and Nintendo, to deliver new and existing video game platforms and new innovations on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. We have experienced sales declines due to a reduction in the number of new software titles available for sale. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales in one or more fiscal quarters.

We depend upon third parties to develop products and software.

Our business depends upon the continued development of new and enhanced video game platforms and accessories, PC hardware and video game and PC entertainment software. Our business could suffer and has declined due to the failure of manufacturers to develop new or enhanced video game platforms, a decline in the continued technological development and use of multimedia PCs, or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems or PC hardware.

Our ability to obtain favorable terms from our suppliers may impact our financial results.

Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Sony, Activision, Nintendo, Microsoft and Electronic Arts, which accounted for 17%, 16%, 14%, 13% and 11%, respectively, of our new product purchases in fiscal 2012. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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

To enhance our efforts to grow and compete, we have made and continue to make investments and acquisitions. These activities include investments in and acquisitions of digital, browser, social and mobile gaming and technology-based companies as the delivery methods for video games continue to evolve. Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected. Integration of digital, browser, social and mobile gaming and technology-based companies may be particularly challenging to us as these companies are outside of our historical operating expertise.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.

The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages, including non-taxability of sold merchandise. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

We depend upon our key personnel and they would be difficult to replace.

Our success depends upon our ability to attract, motivate and retain key management for our stores and skilled merchandising, marketing, financial and administrative personnel at our headquarters. We depend upon the continued services of our key executive officers: Daniel A. DeMatteo, our Executive Chairman; J. Paul Raines, our Chief Executive Officer; Tony D. Bartel, our President; Robert A. Lloyd, our Executive Vice President and Chief Financial Officer; Michael Mauler, our Executive Vice President-International; and Michael P. Hogan, our Executive Vice President-Strategic Business and Brand Development. The loss of services of any of our key personnel could have a negative impact on our business.

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

Restrictions on our ability to take trade-ins of and sell pre-owned video game products or pre-owned mobile devices could negatively affect our financial condition and results of operations.

Our financial results depend on our ability to take trade-ins of, and sell, pre-owned video game products and pre-owned mobile devices within our stores. Actions by manufacturers or publishers of video game products or mobile devices or governmental authorities to prohibit or limit our ability to take trade-ins or sell pre-owned video game products or mobile devices, or to limit the ability of consumers to play pre-owned video games, could have a negative impact on our sales and earnings.

Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and our financial results may be adversely affected as a result.

Many popular video games contain material with graphic violence. These games receive an “M” or “T” rating from the Entertainment Software Ratings Board. As actual violent events occur and are publicized, such as the recent shootings at Newtown, Connecticut, or for other reasons, public acceptance of graphic violence in video games may decline. Consumer advocacy groups may increase their efforts to oppose sales of graphically-violent video games and may seek legislation prohibiting their sales. As a result, our sales of those games may decrease, which could adversely affect our financial results.

An adverse trend in sales during the holiday selling season could impact our financial results.

Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2012, we generated approximately 40% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.

Our results of operations may fluctuate from quarter to quarter, which could affect our business, financial condition and results of operations.

Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include:

•	the timing and allocations of new product releases including new console launches;

•	the timing of new store openings or closings;

•	shifts in the timing of certain promotions;

•	the effect of changes in tax rates in the jurisdictions in which we operate;

•	acquisition costs and the integration of companies we acquire or invest in;

•	the mix of earnings in the countries in which we operate;

•	the costs associated with the exit of unprofitable markets or stores; and

•	changes in foreign currency exchange rates.

These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.

Failure to effectively manage our new store openings could lower our sales and profitability.

Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 146 stores in fiscal 2012 and expect to open approximately 65 new stores in fiscal 2013. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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

We rely on centralized facilities for refurbishment of our pre-owned products. Any disruption to these facilities could adversely affect our profitability.

We rely on centralized facilities for the refurbishment of all pre-owned products that we sell. If any disruption occurred at these facilities, whether due to natural disaster or severe weather, or events such as fire, accidents, power outages, systems failures, or other unforeseen causes, sales of our pre-owned products could decrease. Since we generally obtain higher margins on our pre-owned products, any adverse effect on their sales could adversely affect our profitability.

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

Legislative actions and changes in accounting rules may cause our general and administrative expenses or income tax expense to increase and impact our future financial condition and results of operations.

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

We initiated our first cash dividend on our common stock during fiscal 2012. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility triggered by certain borrowing levels restrict our ability to pay dividends in the future. Subject to any financial covenants in current or future financing agreements that directly or indirectly restrict our ability to pay dividends, the payment of dividends is within the discretion of our Board of Directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board of Directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.

We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our future results of operations and financial condition.

In recent periods we have recorded significant non-cash charges relating to the impairment of goodwill and other intangible assets that had a material adverse effect on our consolidated statements of operations and consolidated balance sheets. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to write off a substantial portion of our assets. A write off of these assets could have a material adverse effect on our consolidated statements of operations and consolidated balance sheets.

Risks Relating to Indebtedness

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

The terms of our senior credit facility may impose significant operating and financial restrictions on us.

The terms of our senior credit facility may impose significant operating and financial restrictions on us in certain circumstances. These restrictions, among other things, limit GameStop’s ability to:

•	incur, assume or permit to exist additional indebtedness or guaranty obligations;

•	incur liens or agree to negative pledges in other agreements;

•	engage in sale and leaseback transactions;

•	make loans and investments;

•	declare dividends, make payments or redeem or repurchase capital stock;

•	engage in mergers, acquisitions and other business combinations;

•	prepay, redeem or purchase certain indebtedness;

•	amend or otherwise alter the terms of our organizational documents and indebtedness;

•	sell assets; and

•	engage in transactions with affiliates.

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

The terms of the store leases for the 6,602 leased stores open as of February 2, 2013 expire as follows:

Lease Terms to Expire During	Number of Stores
(12 Months Ending on or About January 31)
2013	2,703
2014	1,390
2015	1,037
2016	521
2017 and later	951

6,602

At February 2, 2013, the Company owned or leased office and distribution facilities, with lease expiration dates ranging from 2013 to 2021 and an average remaining lease life of approximately four years, in the following locations:

Location	Square Footage	Owned or Leased	Use
United States
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Minneapolis, Minnesota, USA	15,000	Leased	Administration
Austin, Texas, USA	9,000	Leased	Administration
Denver, Colorado, USA	7,500	Leased	Distribution and administration
West Chester, Pennsylvania, USA	6,100	Leased	Administration
San Francisco, California, USA	5,300	Leased	Administration
Canada
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Brampton, Ontario, Canada	59,000	Leased	Distribution and administration
Australia
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Auckland, New Zealand	13,000	Leased	Distribution and administration
Europe
Arlov, Sweden	80,000	Owned	Distribution and administration
Milan, Italy	120,000	Owned	Distribution and administration
Memmingen, Germany	67,000	Owned	Distribution and administration
Valencia, Spain	22,000	Leased	Distribution
Valencia, Spain	6,000	Leased	Administration
Dublin, Ireland	38,000	Leased	Distribution and administration
Paris, France	78,000	Leased	Distribution
Sophia Antipolis, France	17,000	Leased	Administration

Item 3.	Legal Proceedings

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

Price Range of Common Stock

The Company’s Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”

The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape:

	Fiscal 2012
	High	Low
Fourth Quarter	$28.35	$21.41
Third Quarter	$24.49	$15.32
Second Quarter	$23.08	$15.47
First Quarter	$25.86	$20.94

	Fiscal 2011
	High	Low
Fourth Quarter	$26.14	$21.46
Third Quarter	$26.66	$18.34
Second Quarter	$28.66	$23.01
First Quarter	$26.94	$19.19

Approximate Number of Holders of Common Equity

As of March 6, 2013, there were approximately 1,535 record holders of the Company’s Class A Common Stock, par value $.001 per share.

Dividends

Prior to February 2012, the Company had never declared or paid any dividends on its common stock. During fiscal 2012, the Company paid quarterly dividends of $0.15 per share of Class A Common Stock during the first and second fiscal quarters and $0.25 per share of Class A Common Stock during the third and fourth fiscal quarters. On February 18, 2013, the Company declared a quarterly dividend of $0.275 per share of Class A Common Stock, paid on March 19, 2013 to stockholders of record on March 5, 2013. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility restrict our ability to pay dividends under certain circumstances. See “Liquidity and Capital Resources” included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K.

Issuer Purchases of Equity Securities

Purchases by the Company of its equity securities during the fourth quarter of the fiscal year ended February 2, 2013 were as follows:

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
October 28 through November 24, 2012	128,100	$25.88	128,100	$496.7
November 25 through December 29, 2012	329,450	$25.37	329,450	$488.3
December 30, 2012 through February 2, 2013	2,732,700	$23.05	2,732,700	$425.3

Total	3,190,250	$23.41	3,190,250

(1)	On November 13, 2012, our Board of Directors authorized $500 million to be used for share repurchases. The authorization has no expiration date.

GameStop Stock Comparative Performance Graph

The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing February 1, 2008 through February 1, 2013 (the last trading date of fiscal 2012) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 1, 2008 and (ii) reinvestment of dividends.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	2/1/2008	1/30/2009	1/29/2010	1/28/2011	1/27/2012	2/1/2013
GME	100	47.18	37.64	39.95	46.31	48.78
S&P 500 Index	100	59.19	76.96	91.47	94.33	108.44
Dow Jones Specialty Retailers Index	100	62.62	90.57	120.35	131.53	139.75

Securities Authorized for Issuance under Equity Compensation Plans

For information regarding securities authorized for issuance under equity compensation plans, refer to “Item 12. — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data

The following table sets forth our selected consolidated financial and operating data for the periods and at the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 consisted of 53 weeks. The fiscal years ended January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 and the “Balance Sheet Data” as of February 2, 2013 and January 28, 2012 are derived from, and are qualified by reference to, our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of

Operations Data” for fiscal years ended January 30, 2010 and January 31, 2009 and the “Balance Sheet Data” as of January 29, 2011, January 30, 2010 and January 31, 2009 are derived from our audited consolidated financial statements which are not included elsewhere in this Form 10-K.

Our selected financial data set forth below should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this Form 10-K.

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010	52 Weeks Ended January 31, 2009
	(In millions, except per share data and statistical data)
Statement of Operations Data:
Net sales	$8,886.7	$9,550.5	$9,473.7	$9,078.0	$8,805.9
Cost of sales	6,235.2	6,871.0	6,936.1	6,643.3	6,535.8

Gross profit	2,651.5	2,679.5	2,537.6	2,434.7	2,270.1
Selling, general and administrative expenses	1,835.9	1,842.1	1,698.8	1,633.3	1,444.0
Depreciation and amortization	176.5	186.3	174.7	162.6	145.0
Goodwill impairments(1)	627.0	—	—	—	—
Asset impairments and restructuring charges(2)	53.7	81.2	1.5	1.8	1.4
Merger-related expenses(3)	—	—	—	—	4.6

Operating earnings (loss)	(41.6)	569.9	662.6	637.0	675.1
Interest expense (income), net	3.3	19.8	35.2	43.2	38.8
Debt extinguishment expense	—	1.0	6.0	5.3	2.3

Earnings (loss) before income tax expense	(44.9)	549.1	621.4	588.5	634.0
Income tax expense	224.9	210.6	214.6	212.8	235.7

Consolidated net income (loss)	(269.8)	338.5	406.8	375.7	398.3
Net loss attributable to noncontrolling interests	0.1	1.4	1.2	1.6	—

Consolidated net income (loss) attributable to GameStop Corp.	$(269.7)	$339.9	$408.0	$377.3	$398.3

Basic net income (loss) per common share	$(2.13)	$2.43	$2.69	$2.29	$2.44

Diluted net income (loss) per common share	$(2.13)	$2.41	$2.65	$2.25	$2.38

Dividends per common share	$0.80	$—	$—	$—	$—

Weighted average common shares outstanding —basic	126.4	139.9	151.6	164.5	163.2

Weighted average common shares outstanding —diluted	126.4	141.0	154.0	167.9	167.7

Store Operating Data:
Number of stores by segment
United States	4,425	4,503	4,536	4,429	4,331
Canada	336	346	345	337	325
Australia	416	411	405	388	350
Europe	1,425	1,423	1,384	1,296	1,201

Total	6,602	6,683	6,670	6,450	6,207
Comparable store sales increase (decrease)(4)	(8.0)%	(2.1)%	1.1%	(7.9)%	12.3%
Inventory turnover	5.0	5.1	5.1	5.2	5.8
Balance Sheet Data:
Working capital	$295.6	$363.4	$407.0	$471.6	$255.3
Total assets	4,133.6	4,847.4	5,063.8	4,955.3	4,483.5
Total debt, net	—	—	249.0	447.3	545.7
Total liabilities	1,847.3	1,807.2	2,167.9	2,232.3	2,212.9
Total equity	2,286.3	3,040.2	2,895.9	2,723.0	2,270.6

(1)

The Company’s results of operations for fiscal 2012 include charges related to goodwill impairments of $627.0 million resulting from the Company’s interim goodwill impairment tests performed during the third quarter of fiscal 2012.

(2)

The Company’s results of operations for fiscal 2012 include charges related to asset impairments of $53.7 million of which $44.9 million relates to the impairment of the Micromania trade name and $8.8 million relates to other impairment charges from the interim and annual evaluations of store property, equipment and other assets. The Company’s results of operations for fiscal 2011 include charges related to asset impairments and restructuring charges of $81.2 million, of which $37.8 million relates to the impairment of the Micromania trade name, $22.7 million relates to the impairment of investments in non-core businesses and $20.7 million relates to other impairments, termination benefits and facility closure costs. For fiscal years 2008 through 2010, the asset impairments and restructuring charges are related to the impairment charges from the annual evaluation of store property, equipment and other assets.

(3)

The Company’s results of operations for the 52 weeks ended January 31, 2009 include expenses of $4.6 million which were of a one-time or short-term nature associated with the Micromania acquisition, of which $3.5 million related to foreign currency losses on funds used to purchase Micromania.

(4)

Comparable store sales is a measure commonly used in the retail industry, which indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales is comprised of sales from stores operating for at least 12 full months as well as sales related to our Web sites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 53 weeks ended February 2, 2013 compares the 53 weeks for the period ended February 2, 2013 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods.

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

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of February 2, 2013, we operated 6,602 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks. The fiscal years ended January 28, 2012 (“fiscal 2011”) and January 29, 2011 (“fiscal 2010”) consisted of 52 weeks.

Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments in both chip processing speeds and data storage provide significant improvements in advanced graphics, audio quality and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo DSi XL was introduced in early 2010, the Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii. Also, Sony has announced that the next generation of the PlayStation will come to market by the holiday period of 2013. Microsoft has not formally announced definitive plans to introduce a new console. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margins in the first full year following new platform releases and an increase in gross margins in the years subsequent to the first full year following the launch period. The planned launch of the next-generation Sony PlayStation by the holiday period of 2013 will negatively impact our overall gross margin in that quarter and in future years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. However, the current generation of hardware consoles is now over six years old and consumer demand is declining. We have seen declines in new hardware and software sales in fiscal 2012 due to the age of the current console cycle. The introduction of new consoles, like the Wii U, or further price cuts on the current generation of consoles could partially offset these declines.

We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network points cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2013. We have made significant investments in e-commerce, digital kiosks and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business and began selling an assortment of tablets and accessories. We currently sell tablets and accessories in all of our stores in the United States and in a majority of stores in our international markets. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Revenue Recognition.    Revenue from the sales of the Company’s products is recognized at the time of sale, net of sales discounts, reduced by a provision for sales returns. Our sales return reserve, which represents the gross profit effect of sales returns, is estimated based on historical return levels. The sales of pre-owned video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for the Company’s PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the consolidated balance sheet until redeemed or until a reasonable point at which breakage related to non-redemption can be recognized.

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

Stock-Based Compensation.    The Company records stock-based compensation expense in earnings based on the grant-date fair value of options or restricted stock granted. As of February 2, 2013, the unrecognized compensation expense related to the unvested portion of our restricted stock was $24.2 million, which is expected to be recognized over a weighted average period of 2.0 years. As of February 2, 2013, there was no unrecognized compensation expense related to our stock options. Note 1 and Note 14 of “Notes to Consolidated Financial Statements” provide additional information on stock-based compensation.

Merchandise Inventories.    Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with inventory markdowns. We also adjust inventory based on anticipated physical inventory losses or shrinkage. Physical inventory counts are taken on a regular basis to ensure the reported inventory is accurate. During interim periods, estimates of shrinkage are recorded based on historical losses in the context of current period circumstances.

Property and Equipment.    Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over estimated useful lives (ranging from two to ten years). Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including renewal options in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred to third parties in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. The Company periodically reviews its property and equipment whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows. Impairment losses recorded by the Company in fiscal 2012 were $8.8 million. Impairment losses recorded in fiscal 2011 and fiscal 2010 were $11.2 million and $1.5 million, respectively.

Goodwill.    Goodwill, aggregating $1,383.1 million, has been recorded as of February 2, 2013 related to various acquisitions. Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four operating segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates the fair value of each reporting unit based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure any potential goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by the amount of the excess. During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. As a result of the interim goodwill impairment test, the Company recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in its Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2010, fiscal 2011 and fiscal 2012 and concluded that none of its goodwill was impaired. For the fiscal 2012 annual impairment test, for each of our United States, Canada and Europe reporting units, the calculated fair value of each of these reporting units exceeded their carrying values by more than ten percent and the calculated fair value of our Australia reporting unit exceeded its carrying value by approximately nine percent. For fiscal 2011, there was a $3.3 million goodwill write-off recorded in the United States segment as a result of the exiting of a non-core business. Note 9 of “Notes to Consolidated Financial Statements” provides additional information concerning goodwill.

The Company utilizes a discounted cash flow method to determine the fair value of reporting units. Management is required to make significant judgments based on the Company’s projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates, all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. Terminal growth rates were based on long-term growth rate potential and a long-term inflation forecast. The impairment testing process is subject to inherent uncertainties and subjectivity, particularly related to sales and gross margins which can be impacted by various factors including the items listed in Item 1A. Risk Factors. While the fair value is determined based on the best available information at the time of assessment, any changes in business or economic conditions could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. While the Company does not anticipate any material changes to the projected undiscounted cash flows underlying its impairment test, many other factors impact the fair value calculation. Since we are required to determine fair value from a hypothetical market participant’s perspective, discount rates used in the analyses may change based on market conditions, regardless of whether the Company’s cost of capital has changed, which could negatively impact the fair value calculation. As we periodically reassess our fair value calculations using currently available market information and internal forecasts, changes in our judgments and other assumptions could result in recording material impairment charges of goodwill or other intangible assets in any of the Company’s reporting units in the future.

Other Intangible Assets.    Other intangible assets consist primarily of trade names, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded primarily as a result of the acquisition of SFMI Micromania SAS (“Micromania”) in 2008 and the merger with Electronics Boutique Holdings Corp. in 2005 (the “EB merger”). We record intangible assets apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows.

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

Indefinite-lived intangible assets are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the intangible assets might be impaired. Similar to the test for goodwill impairment discussed above, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of our Micromania trade name is calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections are internal revenue forecasts, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The discount rate used in the analysis reflects a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. The primary uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the discount rate.

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim impairment test of its Micromania trade name. As a result of the interim impairment test of its Micromania trade name, the Company recorded a $44.9 million impairment charge during the third quarter of fiscal 2012. The Company completed its annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2012 and fiscal 2010 and concluded that none of its intangible assets were impaired. The Company completed its annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that its Micromania trade name was impaired due to revenue forecasts that had declined since the initial valuation. As a result, the Company recorded a $37.8 million impairment charge for fiscal 2011.

Cash Consideration Received from Vendors.    The Company and its vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide the Company with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a portion of the consideration received from our vendors reducing the product costs in inventory. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances recorded as a reduction of inventory is determined by calculating the ratio of vendor allowances in excess of specific, incremental and identifiable advertising and promotional costs to merchandise purchases. The Company then applies this ratio to the carrying value of inventory in determining the amount of vendor reimbursements recorded as a reduction to inventory reflected on the balance sheet. Because of the variability in the timing of our advertising and marketing programs throughout the year, the Company uses significant estimates in determining the amount of vendor allowances recorded as a reduction of inventory in interim periods, including estimates of full year vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory. Estimates of full year vendor allowances and the carrying value of inventory are dependent upon estimates of full year merchandise purchases. Determining the amount of vendor allowances recorded as a reduction of inventory at the end of the fiscal year no longer requires the use of estimates as all vendor allowances, specific, incremental and identifiable advertising and promotional costs, merchandise purchases and value of inventory are known.

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

Lease Accounting.    The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.2	71.9	73.2

Gross profit	29.8	28.1	26.8
Selling, general and administrative expenses	20.7	19.3	18.0
Depreciation and amortization	2.0	2.0	1.8
Goodwill impairments	7.0	—	—
Asset impairments and restructuring charges	0.6	0.8	—

Operating earnings (loss)	(0.5)	6.0	7.0
Interest expense, net	—	0.2	0.4
Debt extinguishment expense	—	—	—

Earnings (loss) before income tax expense	(0.5)	5.8	6.6
Income tax expense	2.5	2.2	2.3

Consolidated net income (loss)	(3.0)	3.6	4.3
Net loss attributable to noncontrolling interests	—	—	—

Consolidated net income (loss) attributable to GameStop Corp.	(3.0)%	3.6%	4.3%

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

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$1,333.4	15.0%	$1,611.6	16.9%	$1,720.0	18.1%
New video game software	3,582.4	40.3%	4,048.2	42.4%	3,968.7	41.9%
Pre-owned video game products	2,430.5	27.4%	2,620.2	27.4%	2,469.8	26.1%
Other	1,540.4	17.3%	1,270.5	13.3%	1,315.2	13.9%

Total	$8,886.7	100.0%	$9,550.5	100.0%	$9,473.7	100.0%

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished mobile devices, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$101.7	7.6%	$113.6	7.0%	$124.9	7.3%
New video game software	786.3	21.9%	839.0	20.7%	819.6	20.7%
Pre-owned video game products	1,170.1	48.1%	1,221.2	46.6%	1,140.5	46.2%
Other	593.4	38.5%	505.7	39.8%	452.6	34.4%

Total	$2,651.5	29.8%	$2,679.5	28.1%	$2,537.6	26.8%

Fiscal 2012 Compared to Fiscal 2011

Net sales decreased $663.8 million, or 7.0%, to $8,886.7 million in the 53 weeks of fiscal 2012 from $9,550.5 million in the 52 weeks of fiscal 2011. Sales for the 53rd week included in fiscal 2012 were $112.2 million. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 8.0% and changes in foreign exchange rates, which had the effect of decreasing sales by $90.7 million when compared to the 52 weeks of fiscal 2011, offset partially by sales from the 53rd week in fiscal 2012. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned video game products sales offset partially by an increase in other product sales. Refer to the note to the Selected Financial Data table in Item 6, Selected Financial Data, for a discussion of the calculation of comparable store sales.

New video game hardware sales decreased $278.2 million, or 17.3%, from fiscal 2011 to fiscal 2012, primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011, which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. These sales declines were offset partially by the launch of the Nintendo Wii U in the fourth quarter of fiscal 2012 and sales for the 53rd week in fiscal 2012. New video game software sales decreased $465.8 million, or 11.5%, from fiscal 2011 to fiscal 2012, primarily due to a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and declines in sales due to the late stages of the console cycle, offset partially by sales for the 53rd week in fiscal 2012. Pre-owned video game products sales decreased $189.7 million, or 7.2%, from fiscal 2011 to fiscal 2012, primarily due to a decrease in store traffic related to the lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and lower video game demand due to the late stages of the current console cycle, offset partially by sales for the 53rd week in fiscal 2012. Sales of other product categories increased $269.9 million, or 21.2%, from fiscal 2011 to fiscal 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software and mobile devices in fiscal 2012 when compared to fiscal 2011 and sales for the 53rd week in fiscal 2012.

As a percentage of net sales, new video game hardware sales and new video game software sales decreased and other product sales increased in fiscal 2012 compared to fiscal 2011. The change in the mix of net sales was primarily due to the increase in other product sales as a result of the expansion of the mobile sales category and growth in the PC entertainment software category due to new releases. These categories showed significant growth in fiscal 2012 while sales of new video game hardware and new video game software decreased due to fewer new software title launches compared to the same period last year and lower sales due to the late stages of the current console cycle. Cost of sales decreased by $635.8 million, or 9.3%, from $6,871.0 million in fiscal 2011 to $6,235.2 million in fiscal 2012 primarily as a result of the decrease in net sales, offset partially by cost of sales related to sales for the 53rd week in fiscal 2012 and the changes in gross profit discussed below.

Gross profit decreased by $28.0 million, or 1.0%, from $2,679.5 million in fiscal 2011 to $2,651.5 million in fiscal 2012. Gross profit as a percentage of net sales was 28.1% in fiscal 2011 and 29.8% in fiscal 2012. The gross profit percentage increase was primarily due to the increase in sales of other products as a percentage of total net sales and the increase in gross profit as a percentage of sales on new video game hardware and software sales and pre-owned video game products sales. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.0% in fiscal 2011 to 7.6% in fiscal 2012. Gross profit as a percentage of sales on new video game software increased from 20.7% for fiscal 2011 to 21.9% for fiscal 2012. Gross profit as a percentage of sales on pre-owned video game products increased from 46.6% in fiscal 2011 to 48.1% in fiscal 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on the other product sales category decreased from 39.8% in fiscal 2011 to 38.5% in fiscal 2012 primarily due to an increase in the mix of PC entertainment software sales and mobile sales to total other product sales. New PC entertainment software and mobile products have a lower gross profit percentage than total other product sales.

Selling, general and administrative expenses decreased by $6.2 million, or 0.3%, from $1,842.1 million in fiscal 2011 to $1,835.9 million in fiscal 2012. This decrease was primarily due to changes in foreign exchange rates which had the effect of decreasing expenses by $26.7 million when compared to fiscal 2011 offset partially by expenses for the 53rd week in fiscal 2012. Selling, general and administrative expenses as a percentage of sales increased from 19.3% in the fiscal 2011 to 20.7% in fiscal 2012. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Included in selling, general and administrative expenses are $19.6 million and $18.8 million in stock-based compensation expense for fiscal 2012 and fiscal 2011, respectively.

Depreciation and amortization expense decreased $9.8 million from $186.3 million in fiscal 2011 to $176.5 million in fiscal 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

During fiscal 2012, the Company recorded a $680.7 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. During fiscal 2011, the Company recorded asset impairments and restructuring charges of $81.2 million. These charges were primarily due to impairment of the Company’s Micromania trade name in France and impairment and disposal costs related to the exit of non-core businesses, including a small retail movie chain of stores owned by the Company until fiscal 2011. Restructuring costs include disposal and exit costs related to the exit of underperforming regions in Europe and consolidation of home office and back office functions, as well as impairment and store closure costs primarily in the international segments. Refer to Note 9, Goodwill, Intangible Assets and Deferred Financing Fees, and Note 2, Asset Impairments and Restructuring Charges, in Item 15 of this Annual Report on Form 10-K for further information associated with these impairments.

Interest income resulting from the investment of excess cash balances was $0.9 million for fiscal 2011 and fiscal 2012. Interest expense decreased from $20.7 million in fiscal 2011 to $4.2 million in fiscal 2012, primarily due to the redemption of the remaining $250.0 million of the Company’s senior notes during fiscal 2011. Debt extinguishment expense of $1.0 million was recognized in fiscal 2011 as a result of the write-off of deferred financing fees and unamortized original issue discount associated with the redemption.

Income tax expense was $210.6 million, or 38.4% of earnings before income tax expense, in fiscal 2011 compared to $224.9 million in fiscal 2012. The difference in the effective income tax rate between fiscal 2012 and fiscal 2011 was primarily due to the recognition of the goodwill impairment charge in fiscal 2012 which is not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment in fiscal 2012. Without the effect of the goodwill impairments, the asset impairments and the recording of the valuation allowances, the effective income tax rate in fiscal 2012 would have been 36.6%. Refer to Note 13, Income Taxes, in Item 15 of this Annual Report on Form 10-K for additional information regarding income taxes.

The factors described above led to a decrease in operating earnings of $611.5 million from $569.9 million of operating earnings in fiscal 2011 to $41.6 million of operating loss in fiscal 2012 and a decrease in consolidated net income of $608.3 million from $338.5 million of consolidated net income in fiscal 2011 to $269.8 million of consolidated net loss in fiscal 2012. The decrease in operating earnings and consolidated net income is primarily attributable to goodwill impairments recognized in fiscal 2012 offset partially by the decrease in asset impairments and restructuring charges when compared to prior year. Excluding the impact of the goodwill and other impairment charges of $680.7 million, operating earnings would have been $639.1 million and consolidated net income would have been $403.0 million for fiscal 2012. Excluding the impact of asset impairments and restructuring charges of $81.2 million, operating earnings would have been $651.1 million and consolidated net income would have been $405.1 million for fiscal 2011.

The $0.1 million and $1.4 million net loss attributable to noncontrolling interests for fiscal 2012 and fiscal 2011, respectively, represent the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated results. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Fiscal 2011 Compared to Fiscal 2010

Net sales increased $76.8 million, or 0.8%, to $9,550.5 million in the 52 weeks of fiscal 2011 compared to $9,473.7 million in the 52 weeks of fiscal 2010. The increase in net sales was primarily attributable to changes in foreign exchange rates, which had the effect of increasing sales by $140.2 million when compared to the

52 weeks of fiscal 2010 and the increase of non-comparable store sales from the increase in net store count of 233 stores since January 30, 2010, offset partially by a decrease in comparable store sales of 2.1%. The decrease in comparable store sales was primarily due to a decrease in comparable new video game hardware sales as the current generation of hardware platforms continues to age.

New video game hardware sales decreased $108.4 million, or 6.3%, from fiscal 2010 to fiscal 2011, primarily due to a decrease in hardware unit sell-through, primarily in the Nintendo Wii and handheld categories, partially offset by the launch of the Nintendo 3DS. New video game software sales increased $79.5 million, or 2.0%, from fiscal 2010 to fiscal 2011, primarily due to changes in foreign exchange rates. Pre-owned video game products sales increased $150.4 million, or 6.1%, from fiscal 2010 to fiscal 2011, primarily due to increased promotional efforts using our PowerUp Rewards program and changes in merchandising. Sales of other product categories decreased $44.7 million, or 3.4%, from fiscal 2010 to fiscal 2011. The decrease in other product sales was primarily due to the decrease in sales of new release PC entertainment software titles and the shift in digital sales from inventoriable pre-purchased product, recorded as revenue at the retail price, to non-inventoriable digitally downloadable content, recorded as revenue on a commission basis, offset partially by changes in foreign exchange rates.

As a percentage of net sales, new video game software sales and pre-owned video game products sales increased, while new video game hardware sales and other product sales decreased, from fiscal 2010 to fiscal 2011. The change in the mix of net sales was primarily due to the increase in pre-owned video game product sales as discussed above and the decrease in new video game hardware sales due to the continued aging of the current generation of hardware platforms.

Cost of sales decreased by $65.1 million, or 0.9%, from $6,936.1 million in fiscal 2010 to $6,871.0 million in fiscal 2011 as a result of the changes in gross profit discussed below.

Gross profit increased by $141.9 million, or 5.6%, from $2,537.6 million in fiscal 2010 to $2,679.5 million in fiscal 2011. Gross profit as a percentage of net sales was 26.8% in fiscal 2010 and 28.1% in fiscal 2011. The gross profit percentage increase was primarily due to the increase in sales of pre-owned video game products as a percentage of total net sales and the increase in gross profit as a percentage of sales on other products, including the increase in sales of digital products, from fiscal 2010 to fiscal 2011. Gross profit as a percentage of sales on new video game hardware decreased slightly from 7.3% in fiscal 2010 to 7.0% in fiscal 2011. Gross profit as a percentage of sales on new video game software stayed constant at 20.7% for fiscal 2010 and fiscal 2011. Gross profit as a percentage of sales on pre-owned video game products increased from 46.2% in fiscal 2010 to 46.6% in fiscal 2011 due to decreased promotional activities in the holiday selling season. Gross profit as a percentage of sales on the other product sales category increased from 34.4% in fiscal 2010 to 39.8% in fiscal 2011 primarily due to a shift in sales to higher margin digital products, some of which are recorded on a commission basis at 100% margin, and growth in sales of PowerUp Rewards Pro memberships and related Game Informer subscriptions that also have higher margins than PC entertainment software and accessories.

Selling, general and administrative expenses increased by $143.3 million, or 8.4%, from $1,698.8 million in fiscal 2010 to $1,842.1 million in fiscal 2011. This increase was attributable to changes in foreign exchange rates which had the effect of increasing expenses by $29.0 million when compared to fiscal 2010, as well as additional expenses incurred in support of our digital and loyalty initiatives. Selling, general and administrative expenses as a percentage of net sales increased from 18.0% in the fiscal 2010 to 19.3% in fiscal 2011. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales and the additional expenses incurred in support of our digital and loyalty initiatives in fiscal 2011. Included in selling, general and administrative expenses are $18.8 million and $29.6 million in stock-based compensation expense for fiscal 2011 and fiscal 2010, respectively.

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

Segment Performance

The Company operates its business in the following operating segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products) and PC entertainment software, new and pre-owned mobile devices and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments. Stores in all segments are similar in size at an average of approximately 1,400 square feet.

With our presence in international markets, the Company has operations in several foreign currencies, including the euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner.

Net sales by operating segment in U.S. dollars were as follows (in millions):

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
United States	$6,192.4	$6,637.0	$6,681.2
Canada	478.4	498.4	502.3
Australia	607.3	604.7	565.2
Europe	1,608.6	1,810.4	1,725.0

Total	$8,886.7	$9,550.5	$9,473.7

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
United States	$501.9	$501.9	$530.8
Canada	(74.4)	12.4	22.6
Australia	(71.6)	35.4	41.0
Europe	(397.5)	20.2	68.2

Total	$(41.6)	$569.9	$662.6

Goodwill impairments, asset impairments and restructuring charges reported in operating earnings by operating segment, in U.S. dollars were as follows (in millions):

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
United States	$5.7	$28.9	$—
Canada	100.7	1.3	—
Australia	107.3	0.6	—
Europe	467.0	50.4	1.5

Total	$680.7	$81.2	$1.5

Total assets by operating segment in U.S. dollars were as follows (in millions):

	February 2, 2013	January 28, 2012	January 29, 2011
United States	$2,665.4	$2,718.2	$2,896.7
Canada	252.2	350.8	357.6
Australia	416.6	513.3	469.4
Europe	799.4	1,265.1	1,340.1

Total	$4,133.6	$4,847.4	$5,063.8

Fiscal 2012 Compared to Fiscal 2011

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of February 2, 2013, the United States segment included 4,425 GameStop stores, compared to 4,503 stores on January 28, 2012.

Net sales for fiscal 2012 decreased 6.7% compared to fiscal 2011 and comparable store sales decreased 8.7%. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned video game products sales, offset partially by an increase in other product sales and sales for the 53rd week in fiscal 2012. The decrease in new video game hardware sales was primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012, offset partially by the launch of the Nintendo Wii U in the fourth quarter of fiscal 2012 and sales for the 53rd week in fiscal 2012. The decrease in new video game software sales was primarily due to declines in demand due to the late stages of the console cycle and a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011, offset partially by sales for the 53rd week in fiscal 2012. The decrease in pre-owned video game product sales was primarily due to a decrease in store traffic related to the lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and the late stages of the current console cycle, offset partially by sales for the 53rd week in fiscal 2012. The increase in other product sales was primarily due to an increase in sales of PC entertainment software and mobile devices in fiscal 2012 when compared to fiscal 2011 and sales for the 53rd week in fiscal 2012.

Asset impairments of $5.7 million were recognized in fiscal 2012 primarily related to impairment of definite-lived assets. Asset impairments and restructuring charges of $28.9 million were recognized in fiscal 2011 primarily related to asset impairments, severance and disposal costs associated with the exit of non-core businesses. Segment operating income for both fiscal 2012 and fiscal 2011 was $501.9 million. Excluding the impact of asset impairments and restructuring charges, adjusted segment operating income decreased $23.2 million from $530.8 million in fiscal 2011 to $507.6 million in fiscal 2012 primarily related to the decrease in comparable store sales between years.

Canada

Segment results for Canada include retail operations in Canada and an e-commerce site. As of February 2, 2013, the Canadian segment had 336 stores compared to 346 stores as of January 28, 2012. Net sales in the Canadian segment in the 53 weeks ended February 2, 2013 decreased 4.0% compared to the 52 weeks ended January 28, 2012. The decrease in net sales was primarily attributable to a decrease in sales at existing stores of 4.6%, partially offset by the favorable impact of changes in exchange rates of $1.6 million and additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2011. The decrease in net sales at existing stores was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned video game products sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles and the late stages of the console cycle. The decrease in pre-owned video game products sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the current console cycle. The increase in other product sales was primarily due to an increase in PC entertainment software sales and sales of mobile devices.

The segment operating loss for fiscal 2012 was $74.4 million compared to operating earnings of $12.4 million for fiscal 2011. The decrease in operating earnings was primarily due to the goodwill and asset impairment charges of $100.7 million recognized during fiscal 2012 compared to $1.3 million in fiscal 2011.

Excluding the impact of the goodwill and asset impairment charges, adjusted segment operating earnings were $26.3 million in fiscal 2012, compared to $13.7 million in fiscal 2011. The increase in adjusted segment operating earnings was due to an increase in gross profit dollars as a result of the shift in sales mix from hardware to higher margin categories and an increase in gross profit percent in pre-owned video game products. The increase in adjusted segment operating earnings was also due to a decrease in selling, general and administrative expenses as a result of lower sales and lower store count when compared to fiscal 2011.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of February 2, 2013, the Australian segment included 416 stores, compared to 411 stores as of January 28, 2012. Net sales for the 53 weeks ended February 2, 2013 increased 0.4% compared to the 52 weeks ended January 28, 2012. The increase in net sales was primarily due to the additional sales in the 53rd week of fiscal 2012 and the impact of five new stores opened since January 29, 2012, offset by a decrease in sales at existing stores of 2.4%. The decrease in sales at existing stores was due to a decrease in new video game hardware sales, new video game software sales and pre-owned video game products sales, offset by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles and the late stages of the current console cycle. The decrease in pre-owned video game products sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the current console cycle. The increase in other product sales was primarily due to an increase in PC entertainment software sales and sales of mobile devices.

The segment operating loss for fiscal 2012 was $71.6 million compared to operating earnings of $35.4 million for fiscal 2011. The decrease in operating earnings was primarily due to the goodwill and asset impairment charges of $107.3 million recognized during fiscal 2012 compared to $0.6 million in fiscal 2011. Excluding the impact of the goodwill and asset impairment charges, adjusted segment operating earnings remained relatively flat at $35.7 million in fiscal 2012, when compared to $36.0 million in fiscal 2011.

Europe

Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. As of February 2, 2013, the European segment operated 1,425 stores, compared to 1,423 stores as of January 28, 2012. For the 53 weeks ended February 2, 2013, European net sales decreased 11.1% compared to the 52 weeks ended January 28, 2012. This decrease in net sales was partially due to the unfavorable impact of changes in exchange rates in fiscal 2012, which had the effect of decreasing sales by $95.7 million when compared to fiscal 2011. Excluding the impact of changes in exchange rates, sales in the European segment decreased 5.9%. The decrease in sales was primarily due to a decrease in sales at existing stores of 8.3%, offset by additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2011. The decrease in net sales at existing stores was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned video game products sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles and the late stages of the current console cycle. The decrease in pre-owned video game products sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the current console cycle. The increase in other product sales is due to an increase in sales of PC entertainment software sales and sales of mobile devices.

The segment operating loss was $397.5 million for fiscal 2012 compared to operating earnings of $20.2 million for fiscal 2011. The decrease in operating earnings was primarily due to the goodwill and asset impairments and restructuring charges of $467.0 million recognized during fiscal 2012 compared to $50.4 million during fiscal 2011. Excluding the impact of the goodwill and asset impairment charges, adjusted segment operating earnings remained relatively flat at $69.5 million in fiscal 2012 compared to $70.6 million in fiscal 2011.

Fiscal 2011 Compared to Fiscal 2010

United States

Segment results for the United States include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and Spawn Labs. As of January 28, 2012, the United States segment included 4,503 GameStop stores, compared to 4,536 stores on January 29, 2011. Sales for fiscal 2011 decreased 0.7% compared to fiscal 2010 and comparable store sales decreased 1.2%. Comparable store sales decreased primarily due to decreases in new video game hardware sales and other product sales offset partially by an increase in pre-owned video game product sales. Despite the sales decrease, gross margin dollars increased by $88.1 million when compared to fiscal 2010 due to the higher mix of pre-owned video game product sales and higher other product margin primarily related to our digital initiatives. Asset impairments and restructuring charges of $28.9 million were recognized in fiscal 2011 primarily related to asset impairments, severance and disposal costs associated with the exit of non-core businesses. No asset impairments or restructuring charges were recognized in fiscal 2010. Segment operating income for fiscal 2011 decreased by $28.9 million, or 5.4%, compared to fiscal 2010, an amount equal to the asset impairments and restructuring charges recognized in fiscal 2011.

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

Liquidity and Capital Resources

Cash Flows

During fiscal 2012, cash provided by operations was $632.4 million, compared to cash provided by operations of $624.7 million in fiscal 2011. The increase in cash provided by operations of $7.7 million from fiscal 2011 to fiscal 2012 was primarily due to an increase in cash provided by working capital of $54.8 million, primarily driven by a change in the timing of payments of accounts payable and other prepaid expenses, offset partially by higher inventory purchases in fiscal 2012. The higher inventory purchases in fiscal 2012 were primarily due to purchases to support the Company’s new mobile business. This increase in cash provided by working capital was partially offset by a decrease in cash from net earnings after adjusting for non-cash items.

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

Cash used in investing activities was $152.7 million in fiscal 2012, $201.6 million in fiscal 2011 and $240.1 million in fiscal 2010. During fiscal 2012, the Company used $139.6 million for capital expenditures primarily to open 146 stores in the U.S. and internationally and to invest in information systems and digital initiatives. During fiscal 2011, the Company used $165.1 million for capital expenditures primarily to invest in information systems, distribution center capacity and e-commerce, digital and loyalty program initiatives and to open 285 stores in the U.S. and internationally. In addition, during fiscal 2011, the Company used $30.1 million for acquisitions in support of the Company’s digital initiatives. During fiscal 2010, the Company used $197.6 million for capital expenditures primarily to open 359 stores and to invest in information systems and $38.1 million for acquisitions in support of the Company’s digital initiatives.

Cash used in financing activities was $498.5 million in fiscal 2012, $492.6 million in fiscal 2011 and $555.6 million in fiscal 2010. The cash flows used in financing activities in fiscal 2012 were primarily for the repurchase of $409.4 million of treasury shares and the payment of dividends on the Company’s Class A Common Stock of $102.0 million. The cash flows used in financing activities in fiscal 2011 were primarily for the repurchase of $262.1 million of treasury shares and $250.0 million in principal of the Company’s senior notes. The cash flows used in financing activities in fiscal 2010 were primarily for the repurchase of $381.2 million of treasury shares and $200.0 million in principal of the Company’s senior notes. The cash used in financing activities in fiscal 2012, fiscal 2011 and fiscal 2010 was also impacted by cash provided by the issuance of shares associated with stock option exercises of $11.6 million, $18.1 million and $10.8 million, respectively.

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

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of total commitments during the prospective 12-month period, the Company is subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40.0 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of February 2, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

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

During fiscal 2012, the Company borrowed and repaid $81.0 million under the Revolver. During fiscal 2011 and fiscal 2010, the Company borrowed and repaid $35.0 million and $120.0 million, respectively, under the Credit Agreement. As of February 2, 2013, total availability under the Revolver was $388.7 million, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 2, 2013, there were cash overdrafts outstanding under the Line of Credit of $3.4 million and bank guarantees outstanding of $5.0 million.

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

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 146 stores in fiscal 2012 and expects to open approximately 65 stores in fiscal 2013. Capital expenditures for fiscal 2013 are projected to be approximately $135 million, to be used primarily to fund continued digital initiatives, new store openings and store remodels and invest in distribution and information systems in support of operations.

Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $1.0 million for the 52 week period ended January 28, 2012, which consisted of the write-off of the deferred financing fees and the original issue discount on the Notes. The associated loss on the retirement of debt was $6.0 million for the 52 week period ended January 29, 2011, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.

We used cash to expand the Company through acquisitions. During fiscal 2012, fiscal 2011 and fiscal 2010, the Company used $1.5 million, $30.1 million and $38.1 million, respectively, for acquisitions which were primarily for the Company’s overall digital growth strategy.

In January 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. At the beginning of fiscal 2010, $64.6 million of treasury share purchases made during fiscal 2009 were settled. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2010, the number of shares repurchased was 17.1 million for an average price per share of $19.84. Approximately $22.0 million of treasury share purchases were not settled at the end of fiscal 2010 and were reported in accrued liabilities at January 29, 2011. In February 2011, the Board of Directors of the Company authorized a $500 million repurchase fund to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the September 2010 $300 million stock repurchase plan which had $138.4 million remaining. In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes, replacing the remaining $180.1 million authorization. For fiscal 2011, the number of shares repurchased was 11.2 million for an average price per share of $21.38. In March 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization. In November 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $241.6 million of the March 2012 authorization. For fiscal 2012, the number of shares repurchased was 19.9 million for an average price per share of $20.60. As of February 2, 2013, the Company had $425.3 million remaining under the November 2012 authorization. As of March 25, 2013, the Company has purchased an additional 1.0 million shares for an average price per share of $25.06, leaving $400.0 million available under the November 2012 authorization.

On February 8, 2012, the Board of Directors of the Company approved the initiation of a quarterly cash dividend to its stockholders of Class A Common Stock. The first quarterly cash dividend of $0.15 per share was paid on March 12, 2012. The second quarterly cash dividend of $0.15 per share was paid on June 12, 2012. The third quarterly cash dividend of $0.25 per share was paid on September 12, 2012. The fourth quarterly cash dividend of $0.25 per share was paid on December 12, 2012. On February 18, 2013, the Board of Directors of the Company approved the quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on March 19, 2013 to stockholders of record at the close of business on March 5, 2013. Future dividends will be subject to approval by the Board of Directors of the Company.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver will be sufficient to fund our operations, digital initiatives, store openings and remodeling activities and corporate capital expenditure programs, including the payment of dividends declared by the Board of Directors, for at least the next 12 months.

Contractual Obligations

The following table sets forth our contractual obligations as of February 2, 2013:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Leases	$1,028.4	$325.8	$386.2	$170.8	$145.6
Purchase Obligations(1)	769.1	769.1	—	—	—

Total	$1,797.5	$1,094.9	$386.2	$170.8	$145.6

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

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

The Company has entered into employment agreements with Daniel A. DeMatteo, Executive Chairman; J. Paul Raines, Chief Executive Officer; Tony D. Bartel, President; Robert A. Lloyd, Executive Vice President and Chief Financial Officer; and Michael K. Mauler, Executive Vice President, GameStop International. The term of the employment agreement with Mr. DeMatteo commenced on April 11, 2005, when he was Chief Operating Officer of the Company, and was renewed in April 2010 with an expiration date of March 3, 2013. On March 1, 2013, his contract was renewed until June 2, 2013. The term of the employment agreement for Mr. Raines commenced on September 7, 2008 and was amended on June 2, 2010 with an expiration date of June 2, 2013. The term of the employment agreement for Mr. Bartel commenced on October 24, 2008 and was amended on June 2, 2010 with an expiration date of June 2, 2013. The term of the employment agreement for Mr. Lloyd commenced on June 2, 2010 and continues for a period of three years thereafter. The term of the employment agreement for Mr. Mauler commenced on June 2, 2010 and continues for a period of three years thereafter.

Each of the employment agreements was amended on February 9, 2011 to eliminate the right of each executive to terminate his employment agreement as a result of a change-in-control of the Company. The amendments also eliminated the automatic renewal provision of each agreement. The minimum annual salaries during the term of employment under the amended and restated employment agreements for Messrs. Raines, Bartel, Lloyd and Mauler shall be no less than $1,000,000, $750,000, $500,000 and $400,000, respectively. The Board of Directors of the Company has set the annual salaries of Messrs. DeMatteo, Raines, Bartel, Lloyd and Mauler for fiscal 2013 at $900,000, $1,060,000, $830,000, $636,000 and $530,000, respectively.

As of February 2, 2013, we had standby letters of credit outstanding in the amount of $9.0 million and had bank guarantees outstanding in the amount of $21.0 million, $14.9 million of which are cash collateralized.

As of February 2, 2013, the Company had $28.7 million of income tax liability, including accrued interest and penalties related to unrecognized tax benefits in other long-term liabilities in its consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability cannot be determined. In addition, any payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions.

Off-Balance Sheet Arrangements

As of February 2, 2013, the Company had no off-balance sheet arrangements as defined in Item 303 of Regulation S-K.

Impact of Inflation

We do not believe that inflation has had a material effect on our net sales or results of operations.

Recent Accounting Standards and Pronouncements

In February 2013, an accounting standard update was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company is evaluating the effect this accounting standard update will have on its consolidated financial statements.

In July 2012, an accounting standard update was issued related to testing indefinite-lived intangible assets for impairment. The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on our annual indefinite-lived asset impairment testing process in fiscal 2012 as we did not elect to perform a qualitative assessment. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding the presentation of comprehensive income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income. The accounting standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this accounting standard update, our consolidated financial statements now include separate consolidated statements of comprehensive income.

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding fair value measurement and disclosure. This accounting standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This accounting standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this accounting standard update did not have a significant impact on our consolidated financial statements.

In September 2011, an accounting standard update was issued related to testing goodwill for impairment. The purpose of the update is to simplify the guidance for testing goodwill for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This standard did not have an impact on our annual goodwill impairment testing process in fiscal 2012 as we did not elect to perform a qualitative assessment. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended February 2, 2013, the Company recognized a $19.8 million loss in selling, general and administrative expenses related to the trading of derivative instruments. The aggregate fair value of the Foreign Currency Contracts as of February 2, 2013 was a net liability of $5.3 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of February 2, 2013 would result in a (loss) or gain in value of the forwards, options and swaps of ($11.6) million or $11.6 million, respectively.

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

(b)	Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring

Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of February 2, 2013. The effectiveness of our internal control over financial reporting as of February 2, 2013 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K.

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

Code of Ethics

The Company has adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to the Company’s Executive Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, any Executive Vice President of the Company and any Vice President of the Company employed in a finance or accounting role. This Code of Ethics is filed as Exhibit 14.1 to this Form 10-K. The Company also has adopted a Code of Standards, Ethics and Conduct applicable to all of the Company’s management-level employees, which is filed as Exhibit 14.2 to this Form 10-K.

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

*    The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to the 2013 Annual Meeting of Stockholders of the Company, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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

The following financial statement schedule for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011 is filed as part of this report on Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:

Schedule II — Valuation and Qualifying Accounts

For the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011:

Column A	Column B	Column C(1)	Column C(2)	Column D	Column E
	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve, deducted from asset accounts
53 Weeks Ended February 2, 2013	$67.7	$43.1	$31.6	$58.6	$83.8
52 Weeks Ended January 28, 2012	69.5	31.3	33.5	66.6	67.7
52 Weeks Ended January 29, 2011	66.5	27.5	39.5	64.0	69.5

Column C(2) consists primarily of amounts received from vendors for defective allowances.

All other schedules are omitted because they are not applicable.

(b)	Exhibits

The following exhibits are filed as part of this Form 10-K:

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)

3.1	Second Amended and Restated Certificate of Incorporation.(4)

3.2	Second Amended and Restated Bylaws.

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)

Exhibit Number	Description

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(7)

4.4	Form of Indenture.(8)

10.1	Fourth Amended and Restated 2001 Incentive Plan.(9)

10.2	2011 Incentive Plan.(10)

10.3	Second Amended and Restated Supplemental Compensation Plan.(11)

10.4	Form of Option Agreement.(12)

10.5	Form of Restricted Share Agreement.(13)

10.6

Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(14)

10.7	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(15)

10.8	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

10.9

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

10.10	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(15)

10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(15)

10.12	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

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

Exhibit Number	Description

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

10.19

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)

10.20

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(19)

10.21	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)

10.22	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)

10.23

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)

10.24

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)

10.25

Fourth Amendment, dated as of March 1, 2013, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended April 5, 2010, June 2, 2010 and February 9, 2011, between GameStop Corp. and Daniel A. DeMatteo.(20)

10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)

10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)

10.28

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(19)

10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)

10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

Exhibit Number	Description

10.31

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(19)

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)

10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)

10.34	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Michael Mauler.

10.35	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Michael Mauler.

14.1	Code of Ethics for Senior Financial and Executive Officers.

14.2	Code of Standards, Ethics and Conduct.

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(7)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer

Date: April 3, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES J. Paul Raines	Chief Executive Officer and Director (Principal Executive Officer)	April 3, 2013

/s/ DANIEL A. DEMATTEO Daniel A. DeMatteo	Executive Chairman and Director	April 3, 2013

/s/ ROBERT A. LLOYD Robert A. Lloyd	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	April 3, 2013

/s/ TROY W. CRAWFORD Troy W. Crawford	Senior Vice President, Chief Accounting Officer (Principal Accounting Officer)	April 3, 2013

/s/ JEROME L. DAVIS Jerome L. Davis	Director	April 3, 2013

/s/ R. RICHARD FONTAINE R. Richard Fontaine	Director	April 3, 2013

/s/ SHANE KIM Shane Kim	Director	April 3, 2013

/s/ STEVEN R. KOONIN Steven R. Koonin	Director	April 3, 2013

/s/ STEPHANIE M. SHERN Stephanie M. Shern	Director	April 3, 2013

/s/ GERALD R. SZCZEPANSKI Gerald R. Szczepanski	Director	April 3, 2013

/s/ THOMAS N. KELLY JR. Thomas N. Kelly Jr.	Director	April 3, 2013

/s/ KATHY P. VRABECK Kathy P. Vrabeck	Director	April 3, 2013

/s/ LAWRENCE S. ZILAVY Lawrence S. Zilavy	Director	April 3, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameStop Corp.

Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. as of February 2, 2013 and January 28, 2012 and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the 53 week period ended February 2, 2013 and for the 52 week periods ended January 28, 2012 and January 29, 2011. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at February 2, 2013 and January 28, 2012, and the results of its operations and its cash flows for the 53 week period ended February 2, 2013 and for each of the 52 week periods ended January 28, 2012 and January 29, 2011, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), GameStop Corp.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated April 3, 2013 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, TX

April 3, 2013

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

GameStop Corp.

Grapevine, Texas

We have audited GameStop Corp.’s internal control over financial reporting as of February 2, 2013, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). GameStop Corp.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, GameStop Corp. maintained, in all material respects, effective internal control over financial reporting as of February 2, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of GameStop Corp. as of February 2, 2013 and January 28, 2012, and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the 53 week period ended February 2, 2013 and for the 52 week periods ended January 28, 2012 and January 29, 2011 and our report dated April 3, 2013 expressed an unqualified opinion on those consolidated financial statements and schedule.

/s/ BDO USA, LLP
BDO USA, LLP

Dallas, Texas

April 3, 2013

GAMESTOP CORP.

CONSOLIDATED BALANCE SHEETS

	February 2, 2013	January 28, 2012
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$635.8	$655.0
Receivables, net	73.6	64.4
Merchandise inventories, net	1,171.3	1,137.5
Deferred income taxes — current	61.7	44.7
Prepaid expenses	61.2	79.9
Other current assets	7.3	15.8

Total current assets	2,010.9	1,997.3

Property and equipment:
Land	22.5	22.8
Buildings and leasehold improvements	606.4	602.2
Fixtures and equipment	926.0	876.3

Total property and equipment	1,554.9	1,501.3
Less accumulated depreciation and amortization	1,030.1	928.0

Net property and equipment	524.8	573.3
Goodwill	1,383.1	2,019.0
Other intangible assets, net	153.4	209.1
Other noncurrent assets	61.4	48.7

Total noncurrent assets	2,122.7	2,850.1

Total assets	$4,133.6	$4,847.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$870.9	$804.3
Accrued liabilities	741.0	749.8
Income taxes payable	103.4	79.8

Total current liabilities	1,715.3	1,633.9

Deferred income taxes	31.5	67.1
Other long-term liabilities	100.5	106.2

Total long-term liabilities	132.0	173.3

Total liabilities	1,847.3	1,807.2

Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 118.2 and 136.8 shares outstanding, respectively	0.1	0.1
Additional paid-in-capital	348.3	726.6
Accumulated other comprehensive income	164.4	169.7
Retained earnings	1,773.5	2,145.7

Equity attributable to GameStop Corp. stockholders	2,286.3	3,042.1
Deficit attributable to noncontrolling interest	—	(1.9)

Total equity	2,286.3	3,040.2

Total liabilities and stockholders’ equity	$4,133.6	$4,847.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions, except per share data)
Net sales	$8,886.7	$9,550.5	$9,473.7
Cost of sales	6,235.2	6,871.0	6,936.1

Gross profit	2,651.5	2,679.5	2,537.6
Selling, general and administrative expenses	1,835.9	1,842.1	1,698.8
Depreciation and amortization	176.5	186.3	174.7
Goodwill impairments	627.0	—	—
Asset impairments and restructuring charges	53.7	81.2	1.5

Operating earnings (loss)	(41.6)	569.9	662.6
Interest income	(0.9)	(0.9)	(1.8)
Interest expense	4.2	20.7	37.0
Debt extinguishment expense	—	1.0	6.0

Earnings (loss) before income tax expense	(44.9)	549.1	621.4
Income tax expense	224.9	210.6	214.6

Consolidated net income (loss)	(269.8)	338.5	406.8
Net loss attributable to noncontrolling interests	0.1	1.4	1.2

Consolidated net income (loss) attributable to GameStop Corp.	$(269.7)	$339.9	$408.0

Basic net income (loss) per common share(1)	$(2.13)	$2.43	$2.69

Diluted net income (loss) per common share(1)	$(2.13)	$2.41	$2.65

Dividends per common share	$0.80	$—	$—

Weighted average outstanding shares of common stock — basic	126.4	139.9	151.6

Weighted average outstanding shares of common stock — diluted	126.4	141.0	154.0

(1)	Basic net income (loss) per common share and diluted net income (loss) per common share are calculated based on consolidated net income (loss) attributable to GameStop Corp.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions, except per share data)
Consolidated net income (loss)	$(269.8)	$338.5	$406.8
Other comprehensive income (loss):
Foreign currency translation	(5.4)	7.1	47.8

Total comprehensive income (loss)	(275.2)	345.6	454.6
Comprehensive loss attributable to noncontrolling interests	0.2	1.5	1.2

Comprehensive income (loss) attributable to GameStop Corp.	$(275.0)	$347.1	$455.8

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock
	(In millions)
Balance at January 30, 2010	158.7	$0.2	$1,210.5	$114.7	$1,397.8	$(0.2)	$2,723.0
Comprehensive income:
Net income (loss) for the 52 weeks ended January 29, 2011	—	—	—	—	408.0	(1.2)	406.8
Foreign currency translation	—	—	—	47.8	—	—	47.8

Total comprehensive income							454.6
Stock-based compensation	—	—	29.5	—	—	—	29.5
Purchase of treasury stock	(17.1)	(0.1)	(338.5)	—	—	—	(338.6)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $18.7)	4.4	—	27.4	—	—	—	27.4

Balance at January 29, 2011	146.0	0.1	928.9	162.5	1,805.8	(1.4)	2,895.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	—	1.0	(0.1)
Comprehensive income:
Net income (loss) for the 52 weeks ended January 28, 2012	—	—	—	—	339.9	(1.4)	338.5
Foreign currency translation	—	—	—	7.2	—	(0.1)	7.1

Total comprehensive income							345.6
Stock-based compensation	—	—	18.8	—	—	—	18.8
Purchase of treasury stock	(11.2)	—	(240.2)	—	—	—	(240.2)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.1)	2.0	—	20.2	—	—	—	20.2

Balance at January 28, 2012	136.8	0.1	726.6	169.7	2,145.7	(1.9)	3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Comprehensive income (loss):
Net income (loss) for the 53 weeks ended February 2, 2013	—	—	—	—	(269.7)	(0.1)	(269.8)
Foreign currency translation	—	—	—	(5.3)	—	(0.1)	(5.4)

Total comprehensive loss							(275.2)
Dividends(1)	—	—	—	—	(102.5)	—	(102.5)
Stock-based compensation	—	—	19.6	—	—	—	19.6
Purchase of treasury stock	(19.9)	—	(409.4)	—	—	—	(409.4)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.0)	1.3	—	13.6	—	—	—	13.6

Balance at February 2, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$—	$2,286.3

(1)	Dividends declared per common share were $0.80 in the 53 weeks ended February 2, 2013.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions)
Cash flows from operating activities:
Consolidated net income (loss)	$(269.8)	$338.5	$406.8
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	178.9	188.6	176.8
Provision for inventory reserves	43.1	31.3	27.5
Goodwill impairments, asset impairments and restructuring charges	680.7	81.2	1.5
Amortization and retirement of deferred financing fees and issue discounts	1.2	3.1	5.0
Stock-based compensation expense	19.6	18.8	29.6
Deferred income taxes	(58.2)	(25.2)	38.2
Excess tax benefits realized from exercise of stock-based awards	(1.3)	(1.4)	(18.6)
Loss on disposal of property and equipment	13.0	10.9	6.1
Changes in other long-term liabilities	(4.7)	3.8	(7.2)
Changes in operating assets and liabilities, net:
Receivables, net	(8.1)	1.0	0.2
Merchandise inventories	(63.8)	64.3	(227.2)
Prepaid expenses and other current assets	27.8	(3.3)	(10.5)
Prepaid income taxes and income taxes payable	25.9	17.6	22.3
Accounts payable and accrued liabilities	48.1	(104.5)	140.7

Net cash flows provided by operating activities	632.4	624.7	591.2

Cash flows from investing activities:
Purchase of property and equipment	(139.6)	(165.1)	(197.6)
Acquisitions, net of cash acquired	(1.5)	(30.1)	(38.1)
Other	(11.6)	(6.4)	(4.4)

Net cash flows used in investing activities	(152.7)	(201.6)	(240.1)

Cash flows from financing activities:
Repurchase of notes payable	—	(250.0)	(200.0)
Purchase of treasury shares	(409.4)	(262.1)	(381.2)
Dividends paid	(102.0)	—	—
Borrowings from the revolver	81.0	35.0	120.0
Repayments of revolver borrowings	(81.0)	(35.0)	(120.0)
Issuance of shares relating to stock options	11.6	18.1	10.8
Excess tax benefits realized from exercise of stock-based awards	1.3	1.4	18.6
Other	—	—	(3.8)

Net cash flows used in financing activities	(498.5)	(492.6)	(555.6)

Exchange rate effect on cash and cash equivalents	(0.4)	13.7	9.9

Net decrease in cash and cash equivalents	(19.2)	(55.8)	(194.6)
Cash and cash equivalents at beginning of period	655.0	710.8	905.4

Cash and cash equivalents at end of period	$635.8	$655.0	$710.8

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Summary of Significant Accounting Policies

Background

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. The Company sells new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software and other merchandise primarily through its GameStop, EB Games and Micromania stores. The Company’s stores, which totaled 6,602 at February 2, 2013, are located in major regional shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. In addition, we publish Game Informer magazine, operate the online video gaming Web site www.kongregate.com, operate Spawn Labs, a streaming technology company, operate a digital PC game distribution platform available at www.gamestop.com/pcgames, operate iOS and Android mobile applications and operate an online consumer electronics marketplace available at www.buymytronics.com. The Company operates in four business segments, which are the United States, Australia, Canada and Europe.

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

The Company’s fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2012 consisted of the 53 weeks ended on February 2, 2013. Fiscal 2011 consisted of the 52 weeks ended on January 28, 2012. Fiscal 2010 consisted of the 52 weeks ended on January 29, 2011.

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

Reclassifications

Certain reclassifications have been made to conform the data in prior periods to the current year presentation.

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

Merchandise Inventories

The Company’s merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, management is required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. Management considers quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.

The Company’s ability to gauge these factors is dependent upon the Company’s ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 2, 2013 and January 28, 2012 were $83.8 million and $67.7 million, respectively.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational.

The Company periodically reviews its property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including management’s intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows. Impairment losses recorded by the Company in fiscal 2012 were $8.8 million. Impairment losses recorded by the Company in fiscal 2011 and fiscal 2010 were $11.2 million and $1.5 million, respectively.

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed as of the beginning of the fourth quarter each

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four operating segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates the fair value of each reporting unit based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure any potential goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is written down by the amount of the excess. During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. As a result of the interim goodwill impairment test, the Company recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in its Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill. The Company completed its annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2010, fiscal 2011 and fiscal 2012 and concluded that none of its goodwill was impaired. For the fiscal 2012 annual impairment test, for each of our United States, Canada and Europe reporting units, the calculated fair value of each of these reporting units exceeded their carrying values by more than ten percent and the calculated fair value of our Australia reporting unit exceeded its carrying value by approximately nine percent. For fiscal 2011, there was a $3.3 million goodwill write-off in the United States segment as a result of the exiting of a non-core business. Note 9 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.

Other Intangible Assets

Other intangible assets consist primarily of trade names, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period. Leasehold rights which were recorded as a result of the purchase of SFMI Micromania SAS (“Micromania”) represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years, with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on the Company’s digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim impairment test of its Micromania trade name. As a result of the interim impairment test of the Micromania trade name, the Company recorded a $44.9 million impairment charge during the third quarter of fiscal 2012. The Company completed its annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2012 and fiscal 2010 and concluded that none of its intangible assets were impaired. The Company completed its annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that its Micromania trade name was impaired due to revenue forecasts that had declined since the initial valuation. As a result, the Company recorded a $37.8 million impairment charge for fiscal 2011. The impairment charges are recorded in asset impairments and restructuring charges in the accompanying consolidated statements of operations and are recorded in the Europe segment. Note 9 provides additional information related to the Company’s intangible assets and activity for fiscal 2011.

Revenue Recognition

Revenue from the sales of the Company’s products is recognized at the time of sale, net of sales discounts, reduced by a provision for sales returns. The sales return reserve, which represents the gross profit effect of sales returns, is estimated based on historical return levels. The sales of pre-owned video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for the Company’s PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for the Company’s PowerUp Rewards loyalty program, magazines and product replacement plans are included in accrued liabilities (see Note 8). Gift cards sold to customers are recognized as a liability on the consolidated balance sheet until redeemed or until a reasonable point at which breakage related to non-redemption can be recognized.

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

Cost of Sales and Selling, General and Administrative Expenses Classification

The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. The Company includes purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the consolidated statements of operations. For the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011, these purchasing, receiving and distribution costs amounted to $58.8 million, $61.7 million and $64.7 million, respectively.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The Company includes processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the consolidated statements of operations. For the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011, these processing fees amounted to $54.2 million, $65.1 million and $69.7 million, respectively.

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

Pre-Opening Expenses

All costs associated with the opening of new stores are expensed as incurred. Pre-opening expenses are included in selling, general and administrative expenses in the consolidated statements of operations.

Closed Store Expenses

Upon a formal decision to close or relocate a store, the Company charges unrecoverable costs to expense. Such costs include the net book value of abandoned fixtures and leasehold improvements and, once the store is vacated, a provision for future lease obligations, net of expected sublease recoveries. Costs associated with store closings are included in selling, general and administrative expenses in the consolidated statements of operations.

Advertising Expenses

The Company expenses advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 53 weeks ended February 2, 2013 were $63.9 million. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 28, 2012 and January 29, 2011 were $65.0 million and $62.1 million, respectively.

Loyalty Expenses

The PowerUp Rewards loyalty program, introduced in May 2010, allows enrolled members to earn points on purchases that can be redeemed for rewards that include discounts or merchandise. The Company estimates the net cost of the rewards that will be issued and redeemed and records this cost and the associated balance sheet reserve as points are accumulated by loyalty program members. The cost is recognized in selling, general and administrative expenses and the associated liability is included in accrued liabilities. The cost of the rewards for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011 was $40.6 million, $50.0 million and $21.6 million, respectively. The reserve is released when loyalty program members redeem their respective points and the corresponding rewards are recorded to cost of goods sold in the period of redemption.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Income Taxes

Income tax expense includes United States, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain accruals for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount (see Note 13).

We plan on permanently reinvesting our undistributed foreign earnings outside the United States. Where foreign earnings are permanently reinvested, no provision for United States income or foreign withholding taxes is made. Should we have undistributed foreign earnings that are not permanently reinvested, United States income tax expense and foreign withholding taxes will be provided for at the time the earnings are generated.

Lease Accounting

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.

Foreign Currency Translation

GameStop has determined that the functional currencies of its foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction gains and (losses) are included in selling, general and administrative expenses and were $2.5 million, $(0.6) million and

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$2.5 million for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies in the countries the Company operates in internationally. The foreign currency transaction gains and (losses) are primarily due to volatility in the value of the U.S. dollar compared to the Australian dollar, Canadian dollar and euro.

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

Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. Note 5 provides additional information regarding net income (loss) per common share.

Stock Options

The Company records stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. The Company uses historical data to estimate the option life and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012. The weighted-average fair value of the options granted during the 52 weeks ended January 29, 2011 was estimated at $7.88 using the following assumptions:

52 Weeks Ended January 29, 2011
Volatility	51.6%
Risk-free interest rate	1.6%
Expected life (years)	3.5
Expected dividend yield	0%

In addition to requiring companies to recognize the estimated fair value of stock-based compensation in earnings over the required service period, companies also have to present tax benefits received in excess of amounts determined based on the compensation expense recognized on the statements of cash flows. Such tax benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the consolidated statements of cash flows. Note 14 provides additional information regarding the Company’s stock incentive plan.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Fair Values of Financial Instruments

The carrying values of cash and cash equivalents, receivables, net, accounts payable and accrued liabilities reported in the accompanying consolidated balance sheets approximate fair value due to the short-term maturities of these assets and liabilities. Note 6 provides additional information regarding the Company’s fair values of our financial assets and liabilities.

Guarantees

The Company had bank guarantees relating primarily to international store leases totaling $21.0 million as of February 2, 2013 and $18.2 million as of January 28, 2012.

Vendor Concentration

The Company’s largest vendors worldwide are Sony Computer Entertainment, Activision, Nintendo, Microsoft and Electronic Arts, Inc., which accounted for 17%, 16%, 14%, 13% and 11%, respectively, of the Company’s new product purchases in fiscal 2012, 15%, 11%, 16%, 17% and 13%, respectively, in fiscal 2011 and 16%, 12%, 16%, 18% and 10%, respectively in fiscal 2010.

New Accounting Pronouncements

In February 2013, an accounting standard update was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This accounting standard update is effective prospectively for annual and interim periods beginning after December 15, 2012. The Company is evaluating the effect this accounting standard update will have on its consolidated financial statements.

In July 2012, an accounting standard update was issued related to testing indefinite-lived intangible assets for impairment. The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on our annual indefinite-lived asset impairment testing process in fiscal 2012 as we did not elect to perform a qualitative assessment. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding the presentation of comprehensive income. This accounting standard update was issued to increase the prominence of items reported in other comprehensive income. The accounting standard update requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. In connection with the adoption of this accounting standard update, our consolidated financial statements now include separate consolidated statements of comprehensive income.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the first quarter of fiscal 2012, we adopted the accounting standard update regarding fair value measurement and disclosure. This accounting standard update was issued to provide a consistent definition of fair value and ensure that the fair value measurement and disclosure requirements are similar between GAAP and International Financial Reporting Standards. This accounting standard update also changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. The adoption of this accounting standard update did not have a significant impact on our consolidated financial statements.

In September 2011, an accounting standard update was issued related to testing goodwill for impairment. The purpose of the update is to simplify the guidance for testing goodwill for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. An entity will no longer be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. This standard did not have an impact on our annual goodwill impairment testing process in fiscal 2012 as we did not elect to perform a qualitative assessment. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, it will not have a material impact on our consolidated financial statements.

2.	Asset Impairments and Restructuring Charges

During the third quarter of fiscal 2012, the Company recorded a $44.9 million impairment charge as a result of the Company’s interim impairment test of its Micromania trade name. The fair value of the Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. Refer to Note 9, Goodwill, Intangible Assets and Deferred Financing Fees, for further information associated with the trade name impairment. In fiscal 2012, the Company also recorded impairments of definite-lived assets of $8.8 million, consisting primarily of the remaining net book value of assets for stores the Company is in the process of closing or that the Company has determined will not have sufficient cash flow on an undiscounted basis to cover the remaining net book value of assets recorded for that store. The Company used a discounted cash flow method to estimate the present value of net cash flows that the fixed asset or fixed asset group is expected to generate in determining its fair value. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate. There were no restructuring charges for the 53 weeks ended February 2, 2013.

A summary of the Company’s asset impairments for the 53 weeks ended February 2, 2013 is as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)
Intangible asset impairment	$—	$—	$—	$44.9	$44.9
Property, equipment and other asset impairments	5.7	0.4	0.2	2.5	8.8

Total	$5.7	$0.4	$0.2	$47.4	$53.7

In the fourth quarter of fiscal 2011, the Company recorded asset impairments and restructuring charges of $81.2 million, of which $37.8 million was recorded as a result of the Company’s annual impairment test of its Micromania trade name. The fair value of the Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. Refer to Note 9, Goodwill, Intangible Assets and Deferred Financing Fees, for

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

further information associated with the trade name impairment. In addition, $22.7 million was recorded related to the impairment of investments in non-core businesses, primarily a small retail movie chain of stores owned by the Company until fiscal 2011. The Company also incurred restructuring charges in the fourth quarter of fiscal 2011 related to the exit of certain markets in Europe and the closure of underperforming stores in the international segments, as well as the consolidation of European home office sites and back-office functions. These restructuring charges were a result of management’s plan to rationalize the international store base and improve profitability. In addition, the Company recognized impairment charges related to its annual evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.

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

The Company’s accrual for termination benefits and facility closure and other costs was recorded as a current liability within accrued liabilities on its consolidated balance sheet as of January 28, 2012 in the amount of $9.5 million. The following table summarizes the balance of accrued expenses related to the restructuring initiative and the changes in the accrued expenses as of and for the 53 weeks ended February 2, 2013 (in millions):

	Accrued Balance as of January 28, 2012	Activity for the 53 Weeks Ended February 2, 2013			Accrued Balance as of February 2, 2013
		Charges	Cash Payments	Non-cash and Foreign Currency Changes
Termination benefits	$5.6	$—	$(4.6)	$(0.1)	$0.9
Facility closure and other costs	3.9	—	(2.2)	(1.7)	—

Total	$9.5	$—	$(6.8)	$(1.8)	$0.9

The Company also recognized impairment charges in fiscal 2010 of $1.5 million related to its annual evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future discounted cash flows over its remaining useful life. These charges were primarily related to the Company’s stores in the European segment.

3.	Acquisitions

During fiscal 2012, the Company completed acquisitions with a total consideration of $1.5 million, with the excess of the purchase price over the net identifiable assets acquired, in the amount of $1.5 million recorded as goodwill. During fiscal 2011, the Company completed acquisitions with a total consideration of $30.1 million, with the excess of the purchase price over the net identifiable assets acquired, in the amount of $26.9 million recorded as goodwill. During fiscal 2010, the Company completed acquisitions with a total consideration of

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

$38.1 million, with the excess of the purchase price over the net assets acquired, in the amount of $28.5 million, recorded as goodwill. The Company included the results of operations of the acquisitions, which were not material, in the financial statements beginning on the closing date of each respective acquisition. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year is not material to the Company’s consolidated financial statements. Note 9 provides additional information concerning goodwill and intangible assets.

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

Specific, incremental and identifiable advertising and promotional costs were $90.4 million, $120.9 million and $122.1 million in the 53 week period ended February 2, 2013 and the 52 week periods ended January 28, 2012 and January 29, 2011, respectively. Vendor allowances received in excess of advertising expenses were recorded as a reduction of cost of sales of $134.8 million, $99.0 million and $83.7 million for the 53 week period ended February 2, 2013 and the 52 week periods ended January 28, 2012 and January 29, 2011, respectively. The amounts deferred as a reduction in inventory were $8.2 million and $0.8 million for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, respectively. The amount recognized as income related to the capitalization of excess vendor allowances was $2.1 million for the 52 weeks ended January 29, 2011.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

5.	Computation of Net Income (Loss) per Common Share

The Company has Class A Common Stock outstanding. A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions, except per share data)
Net income (loss) attributable to GameStop Corp.	$(269.7)	$339.9	$408.0

Weighted average common shares outstanding	126.4	139.9	151.6
Dilutive effect of options and restricted shares on common stock	—	1.1	2.4

Common shares and dilutive potential common shares	126.4	141.0	154.0

Net income (loss) per common share:
Basic	$(2.13)	$2.43	$2.69

Diluted	$(2.13)	$2.41	$2.65

The weighted average outstanding shares of Class A Common Stock for basic and diluted net loss per common share were the same due to the net loss in the year ended February 2, 2013.

The following table contains information on restricted shares and options to purchase shares of Class A Common Stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
53 Weeks Ended February 2, 2013	3.3	$9.29 - 49.95	2013 - 2020
52 Weeks Ended January 28, 2012	2.5	$26.02 - 49.95	2017 - 2019
52 Weeks Ended January 29, 2011	4.0	$20.32 - 49.95	2017 - 2020

6.	Fair Value Measurements and Financial Instruments

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	February 2, 2013 Level 2	January 28, 2012 Level 2
Assets
Foreign Currency Contracts	$8.2	$17.0
Company-owned life insurance	3.5	3.1

Total assets	$11.7	$20.1

Liabilities
Foreign Currency Contracts	$13.5	$2.5
Nonqualified deferred compensation	0.9	0.8

Total liabilities	$14.4	$3.3

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $669.9 million and $507.1 million as of February 2, 2013 and January 28, 2012, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $102.7 million and $228.6 million as of February 2, 2013 and January 28, 2012, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
Gains (losses) on the changes in fair value of derivative instruments	$(19.8)	$13.5	$(7.1)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	22.3	(14.1)	9.6

Total	$2.5	$(0.6)	$2.5

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The fair values of derivative instruments not receiving hedge accounting treatment in the consolidated balance sheets presented herein were as follows (in millions):

	February 2, 2013	January 28, 2012
Assets
Foreign Currency Contracts
Other current assets	$7.3	$12.3
Other noncurrent assets	0.9	4.7
Liabilities
Foreign Currency Contracts
Accrued liabilities	(9.1)	(2.0)
Other long-term liabilities	(4.4)	(0.5)

Total derivatives	$(5.3)	$14.5

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our consolidated statements of operations. During fiscal 2012, the Company recorded a $680.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. During fiscal 2011, the Company recorded a $71.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $37.8 million of trade name impairment, $22.7 million of the impairment of investments in non-core businesses and $11.2 million of property and equipment impairments.

The fair value remeasurements included in the goodwill, trade name and property and equipment impairments were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Refer to Note 9, Goodwill, Intangible Assets and Deferred Financing Fees, for further information associated with the goodwill and trade name impairments, as well as Note 2, Asset Impairments and Restructuring Charges, for further information associated with the property and equipment impairments.

Other Fair Value Disclosures

The Company’s carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value, except for differences with respect to the Company’s senior notes that were outstanding until December 2011. As of January 28, 2012, there were no senior notes payable.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

	February 2, 2013	January 28, 2012
Bankcard receivables	$35.9	$31.1
Other receivables	40.0	36.0
Allowance for doubtful accounts	(2.3)	(2.7)

Total receivables, net	$73.6	$64.4

8.	Accrued Liabilities

Accrued liabilities consisted of the following (in millions):

	February 2, 2013	January 28, 2012
Customer liabilities	$362.8	$323.2
Deferred revenue	93.5	84.6
Employee benefits, compensation and related taxes	129.8	135.4
Other taxes	60.5	60.4
Other accrued liabilities	94.4	146.2

Total accrued liabilities	$741.0	$749.8

9.	Goodwill, Intangible Assets and Deferred Financing Fees

Goodwill

The changes in the carrying amount of goodwill for the Company’s reportable segments for the 52 weeks ended January 28, 2012 and the 53 weeks ended February 2, 2013 were as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)
Balance at January 29, 2011	$1,128.6	$137.4	$195.9	$534.4	$1,996.3
Goodwill acquired, net	26.9	—	—	—	26.9
Charge from exit of non-core business	(3.3)	—	—	—	(3.3)
Foreign currency translation adjustment	(0.2)	—	14.1	(14.8)	(0.9)

Balance at January 28, 2012	1,152.0	137.4	210.0	519.6	2,019.0
Goodwill acquired, net	1.5	—	—	—	1.5
Impairment loss	—	(100.3)	(107.1)	(419.6)	(627.0)
Foreign currency translation adjustment	—	0.6	(6.3)	(4.7)	(10.4)

Balance at February 2, 2013	$1,153.5	$37.7	$96.6	$95.3	$1,383.1

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. The Company is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. The Company has four operating segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. The Company estimates fair value of each reporting unit based on the discounted cash flows of each reporting unit. The Company uses a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess.

During the third quarter of fiscal 2012, the Company determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. These indicators included the recent trading prices of the Company’s Class A Common Stock and the decrease in the Company’s market capitalization below the total amount of stockholders’ equity on its consolidated balance sheet.

To perform step one of the interim goodwill impairment test, the Company utilized a discounted cash flow method to determine the fair value of reporting units. Management was required to make significant judgments based on the Company’s projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates, all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. Terminal growth rates were based on long-term growth rate potential and a long-term inflation forecast. Given the significant decline in the Company’s market capitalization during the second quarter of fiscal 2012, the Company increased the discount rates for each of its reporting units from those used in step one of its fiscal 2011 annual goodwill impairment test to better reflect the market participant’s perceived risk associated with the projected cash flows, which had the effect of decreasing the fair value of each of the reporting units. The Company also updated its estimated cash flows from those used in step one of the fiscal 2011 annual goodwill impairment test to reflect the most recent strategic forecast, which resulted in, among other things, a decrease in the projected growth rates in store count and modifications to the projected growth rates in same-store sales.

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

The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. In the process of conducting the second step of the goodwill impairment test, the Company identified intangible assets consisting of trade names in its Australia, Canada and Europe reporting units. Additionally, the

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Company identified hypothetical unrecognized fair value changes to merchandise inventories, property and equipment, unfavorable leasehold interests and deferred income taxes. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the Australia, Canada and Europe reporting units. Accordingly, the Company recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in its Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill.

There were no goodwill impairments recorded for fiscal 2011 or fiscal 2010. During fiscal 2011, $3.3 million of goodwill was expensed in the United States segment as a result of the exiting of an immaterial non-core business.

Intangible Assets and Deferred Financing Fees

Intangible assets, primarily from the EB merger and Micromania acquisition, consist of internally developed software, amounts attributed to favorable leasehold interests and advertiser relationships which are included in other intangible assets in the consolidated balance sheet. The trade names acquired, primarily Micromania, have been determined to be indefinite-lived intangible assets and are therefore not subject to amortization. The total weighted-average amortization period for the remaining intangible assets, excluding goodwill, is approximately six years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

As a result of the impairment indicators described in the discussion above of the interim goodwill impairment test, during the third quarter of fiscal 2012, the Company also tested its long-lived assets for impairment and concluded that its Micromania trade name was impaired. As a result of the interim impairment test, the Company recorded a $44.9 million impairment charge of its Micromania trade name for the third quarter of fiscal 2012. For fiscal 2011, the Company recorded a $37.8 million charge as a result of the Company’s annual impairment test of its Micromania trade name. There were no trade name impairments recorded as a result of the fiscal 2012 or fiscal 2010 annual impairment tests. For each impairment test, the fair value of the Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections are internal revenue forecasts, which the Company believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The discount rate used in the analysis reflects a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows.

The deferred financing fees associated with the Company’s revolving credit facility are included in other noncurrent assets in the consolidated balance sheet and are being amortized over five years to match the term of the revolving credit facility. Prior to the retirement of the senior notes in December 2011, deferred financing fees associated with the senior notes were included in other noncurrent assets in the consolidated balance sheet and were being amortized over seven years to match the term of the senior notes. As of January 28, 2012, there is no balance in other noncurrent assets in the consolidated balance sheet relating to deferred financing fees associated with the senior notes as the senior notes were fully redeemed by that date.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The changes in the carrying amount of deferred financing fees and other intangible assets for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 were as follows:

	Deferred Financing Fees	Other Intangible Assets
	(In millions)
Balance at January 29, 2011	$6.2	$254.6
Addition for revolving credit facility amendment	0.1	—
Write-off of deferred financing fees remaining on repurchased senior notes (see Note 10)	(0.4)	—
Addition of acquired intangible assets	—	16.0
Impairment of other intangible assets	—	(38.0)
Adjustment for foreign currency translation	—	(5.7)
Amortization for the 52 weeks ended January 28, 2012	(1.7)	(17.8)

Balance at January 28, 2012	4.2	209.1
Addition for revolving credit facility amendment	0.1	—
Impairment of other intangible assets	—	(45.4)
Adjustment for foreign currency translation	—	4.0
Amortization for the 53 weeks ended February 2, 2013	(1.2)	(14.3)

Balance at February 2, 2013	$3.1	$153.4

The gross carrying value and accumulated amortization of deferred financing fees as of February 2, 2013 were $10.5 million and $7.4 million, respectively.

The estimated aggregate amortization expenses for deferred financing fees and other intangible assets for the next five fiscal years are approximately:

Year Ending	Amortization of Deferred Financing Fees	Amortization of Other Intangible Assets
	(In millions)
January 2014	$1.2	$12.9
January 2015	1.2	12.2
January 2016	0.7	11.7
January 2017	—	8.5
January 2018	—	7.7

	$3.1	$53.0

10.	Debt

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. The Company’s ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of total commitments during the prospective 12-month period, the Company is subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40.0 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of February 2, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2012, the Company borrowed and repaid $81.0 million under the Revolver. During fiscal 2011 and fiscal 2010, the Company borrowed and repaid $35.0 million and $120.0 million, respectively, under the prior Credit Agreement. As of February 2, 2013, total availability under the Revolver was $388.7 million, there were no borrowings outstanding and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 2, 2013, there were cash overdrafts outstanding under the Line of Credit of $3.4 million and bank guarantees outstanding totaled $5.0 million.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

under an indenture, dated September 28, 2005, by and among the Issuers, the subsidiary guarantors party thereto, and Citibank, N.A., as trustee. In November 2006, Wilmington Trust Company was appointed as the new trustee for the Notes (the “Trustee”).

The Senior Notes bore interest at 8.0% per annum, were to mature on October 1, 2012 and were priced at 98.688%, resulting in a discount at the time of issue of $8.5 million. The discount was amortized using the effective interest method. The Issuers paid interest on the Senior Notes semi-annually, in arrears, every April 1 and October 1, to holders of record on the immediately preceding March 15 and September 15. Between May 2006 and December 2011, the Company repurchased and redeemed the $300 million of Senior Floating Rate Notes and the $650 million of Senior Notes under previously announced buybacks authorized by the Company’s Board of Directors. The repurchased Notes were delivered to the Trustee for cancellation. The associated loss on the retirement of debt was $1.0 million for the 52 week period ended January 28, 2012, which consisted of the write-off of the deferred financing fees and original issue discount on the retired Senior Notes. The associated loss on the retirement of debt was $6.0 million for the 52 week period ended January 29, 2011, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and original issue discount on the Senior Notes. As of January 28, 2012, the Senior Notes have been fully redeemed.

11.	Leases

The Company leases retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require the Company to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which the Company is not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when the Company is reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. The Company does not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.

Approximate rental expenses under operating leases were as follows:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions)
Minimum	$385.4	$386.9	$370.8
Percentage rentals	9.3	12.3	11.1

	$394.7	$399.2	$381.9

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 2, 2013, are approximately:

Year Ending	Amount
(In millions)
January 2014	$325.8
January 2015	229.0
January 2016	157.2
January 2017	103.5
January 2018	67.3
Thereafter	145.6

$1,028.4

12.	Commitments and Contingencies

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

13.	Income Taxes

The provision for income tax consisted of the following:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions)
Current tax expense:
Federal	$229.6	$193.5	$133.3
State	24.1	20.9	13.3
Foreign	29.4	21.4	29.8

	283.1	235.8	176.4

Deferred tax expense (benefit):
Federal	(46.3)	(10.2)	39.1
State	(3.5)	(0.2)	2.7
Foreign	(8.4)	(14.8)	(3.6)

	(58.2)	(25.2)	38.2

Total income tax expense	$224.9	$210.6	$214.6

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The components of earnings (loss) before income tax expense consisted of the following:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions)
United States	$547.2	$551.9	$553.8
International	(592.1)	(2.8)	67.6

Total	$(44.9)	$549.1	$621.4

The difference in income tax provided and the amounts determined by applying the statutory rate to earnings (loss) before income taxes resulted from the following:

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	(27.7)	2.6	1.7
Foreign income taxes	5.6	1.3	0.3
Nondeductible goodwill impairments	(488.6)	—	—
Change in valuation allowance	(22.5)	0.1	0.1
Other (including permanent differences)	(2.7)	(0.6)	(2.6)

	(500.9)%	38.4%	34.5%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	February 2, 2013	January 28, 2012
Deferred tax asset:
Inventory obsolescence reserve	$23.6	$18.8
Deferred rents	13.6	16.1
Stock-based compensation	25.3	24.1
Net operating losses	15.0	16.5
Customer liabilities	38.1	29.4
Property and equipment	9.3	—
Other	11.1	7.5

Total deferred tax assets	136.0	112.4
Valuation allowance	(13.5)	(3.4)

Total deferred tax assets, net	122.5	109.0

Deferred tax liabilities:
Property and equipment	—	(25.2)
Goodwill	(55.0)	(49.6)
Prepaid expenses	(6.6)	(8.0)
Acquired intangible assets	(24.6)	(41.7)
Other	(6.1)	(6.9)

Total deferred tax liabilities	(92.3)	(131.4)

Net	$30.2	$(22.4)

Consolidated financial statements:
Deferred income tax assets — current	$61.7	$44.7

Deferred income tax liabilities — noncurrent	$(31.5)	$(67.1)

In addition, the valuation allowance for deferred tax assets as of the fiscal year ended January 29, 2011 was $2.7 million.

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for the fiscal years ended January 30, 2010 and January 31, 2009. The Company does not anticipate any adjustments that would result in a material impact on its consolidated financial statements as a result of these audits. The Company is no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 28, 2006.

With respect to state and local jurisdictions and countries outside of the United States, the Company and its subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, the Company believes that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of February 2, 2013, the gross amount of unrecognized tax benefits was approximately $28.7 million. If the Company were to prevail on all uncertain tax positions, the net effect would be a benefit to the Company’s effective tax rate of approximately $17.5 million, exclusive of any benefits related to interest and penalties.

A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	February 2, 2013	January 28, 2012	January 29, 2011
Beginning balance of unrecognized tax benefits	$25.4	$24.9	$35.2
Increases related to current period tax positions	0.5	—	—
Increases related to prior period tax positions	6.3	9.9	2.1
Reductions as a result of a lapse of the applicable statute of limitations	(3.2)	(2.0)	(6.4)
Reductions as a result of settlements with taxing authorities	(0.3)	(7.4)	(6.0)

Ending balance of unrecognized tax benefits	$28.7	$25.4	$24.9

The Company recognizes accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of February 2, 2013, January 28, 2012 and January 29, 2011, the Company had approximately $5.4 million, $3.2 million and $6.2 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $2.3 million of expense and $2.7 million of benefit were recognized through income tax expense in the fiscal years ended February 2, 2013 and January 28, 2012, respectively, with an immaterial amount recognized in income tax expense in the fiscal year ended January 29, 2011. If the Company were to prevail on all uncertain tax positions, the reversal of this accrual would also be a benefit to the Company’s effective tax rate.

It is reasonably possible that the amount of the unrecognized benefit with respect to certain of the Company’s unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

Deferred taxes have not been provided on undistributed earnings approximating $492.6 million of certain foreign subsidiaries as of February 2, 2013 because the Company intends to permanently reinvest such earnings outside the United States. Our current plans do not demonstrate a need to, nor do we have plans to, repatriate the retained earnings from these subsidiaries as the earnings are permanently reinvested. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to pay associated taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, the Company cannot reasonably estimate the amount of such a tax event.

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

Effective June 2009, the Company’s stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “2001 Incentive Plan”) to provide for issuance under the 2001 Incentive Plan of the Company’s Class A Common Stock. The 2001 Incentive Plan provided a maximum aggregate amount of 46.5 million shares of Class A Common Stock with respect to which options may have been granted and provided for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may have included, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares were issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from issuance. Shares issued upon exercise of options are newly issued shares. Options and restricted shares granted on or before June 21, 2011 were issued under the 2001 Incentive Plan.

Stock Options

A summary of the status of the Company’s stock options is presented below:

	Shares	Weighted- Average Exercise Price
	(Millions of shares)
Balance, January 30, 2010	10.6	$16.00
Granted	1.2	$20.32
Exercised	(3.8)	$2.85
Forfeited	(0.4)	$33.51

Balance, January 29, 2011	7.6	$22.43

Exercised	(1.4)	$13.35
Forfeited	(0.4)	$30.18

Balance, January 28, 2012	5.8	$23.96

Exercised	(0.8)	$14.75
Forfeited	(0.4)	$29.02

Balance, February 2, 2013	4.6	$25.04

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table summarizes information as of February 2, 2013 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Contractual Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$ 9.29 - $10.13	1.0	1.86	$9.93	1.0	$9.93
$17.94 - $20.69	1.5	4.64	$20.39	1.3	$20.40
$26.02 - $26.69	1.3	5.33	$26.24	1.3	$26.24
$49.95 - $49.95	0.8	5.01	$49.95	0.8	$49.95

$ 9.29 - $49.95	4.6	4.32	$25.04	4.4	$25.26

The total intrinsic value of options exercised during the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011 was $7.7 million, $16.0 million, and $59.9 million, respectively. The intrinsic value of options exercisable and options outstanding was $19.8 million and $20.8 million, respectively, as of February 2, 2013.

The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 and January 29, 2011, the Company included compensation expense relating to the grant of these options in the amount of $2.1 million, $6.4 million and $12.2 million, respectively, in selling, general and administrative expenses. As of February 2, 2013, there was no unrecognized compensation expense related to the unvested portion of the Company’s stock options.

Restricted Stock Awards

The Company grants restricted stock awards to certain of its employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table presents a summary of the Company’s restricted stock awards activity:

	Shares	Weighted- Average Grant Date Fair Value
	(Millions of shares)
Nonvested shares at January 30, 2010	1.3	$32.94
Granted	0.7	$20.43
Vested	(0.6)	$33.05
Forfeited	(0.2)	$23.07

Nonvested shares at January 29, 2011	1.2	$26.27

Granted	0.5	$20.90
Vested	(0.6)	$30.86
Forfeited	—	$21.61

Nonvested shares at January 28, 2012	1.1	$21.57

Granted	1.4	$23.66
Vested	(0.6)	$22.37
Forfeited	(0.1)	$22.24

Nonvested shares at February 2, 2013	1.8	$22.92

During the 53 weeks ended February 2, 2013, the Company granted 1.4 million shares of restricted stock with a weighted average grant date fair value of $23.66 per common share with fair value being determined by the quoted market price of the Company’s common stock on the date of grant. Of these shares, 783 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 626 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 101 thousand shares vest in equal annual installments over three years based on performance targets that were achieved and 25 thousand shares were forfeited based on fiscal 2012 performance. The remaining 500 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts. The restricted stock granted in the 52 weeks ended January 28, 2012 and the 52 weeks ended January 29, 2011 vest in equal annual installments over three years.

During the 53 weeks ended February 2, 2013, the 52 weeks ended January 28, 2012 and the 52 weeks ended January 29, 2011, the Company included compensation expense relating to the grant of these restricted shares in the amounts of $17.5 million, $12.4 million and $17.4 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of February 2, 2013, there was $24.2 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.0 years.

Subsequent to the fiscal year ended February 2, 2013, the Company granted 1.2 million shares of restricted stock with a grant date fair value of $24.82 per common share and 457 thousand shares of stock options under the 2011 Incentive Plan. Of these restricted shares, 614 thousand shares vest in equal annual installments over three years and 303 thousand shares vest in full in February 2016. Restricted shares and options granted are subject to continued service. Of the restricted shares granted subsequent to February 2, 2013, 131 thousand shares are subject to a performance target which will be measured following the completion of the 52 weeks ending

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 1, 2014 with the portion earned vesting in equal annual installments over three years. The remaining 131 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 30, 2016. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.

15.	Employees’ Defined Contribution Plan

The Company sponsors a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of its U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, for a maximum of $17.0 thousand a year for 2012, of their eligible gross cash compensation invested on a pre-tax basis. The Company’s optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. The Company’s contributions to the Savings Plan during the 53 weeks ended February 2, 2013, the 52 weeks ended January 28, 2012 and January 29, 2011, were $4.6 million, $4.1 million and $3.6 million, respectively.

16.	Significant Products

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware	$1,333.4	15.0%	$1,611.6	16.9%	$1,720.0	18.1%
New video game software	3,582.4	40.3%	4,048.2	42.4%	3,968.7	41.9%
Pre-owned video game products	2,430.5	27.4%	2,620.2	27.4%	2,469.8	26.1%
Other	1,540.4	17.3%	1,270.5	13.3%	1,315.2	13.9%

Total	$8,886.7	100.0%	$9,550.5	100.0%	$9,473.7	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012		52 Weeks Ended January 29, 2011
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$101.7	7.6%	$113.6	7.0%	$124.9	7.3%
New video game software	786.3	21.9%	839.0	20.7%	819.6	20.7%
Pre-owned video game products	1,170.1	48.1%	1,221.2	46.6%	1,140.5	46.2%
Other	593.4	38.5%	505.7	39.8%	452.6	34.4%

Total	$2,651.5	29.8%	$2,679.5	28.1%	$2,537.6	26.8%

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. The Company identifies segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all stores engaged in the sale of new and pre-owned video game systems and software and personal computer entertainment software and related accessories. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs, and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 13 European countries and e-commerce operations in six countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest.

Information on segments and the reconciliation to earnings (loss) before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended February 2, 2013	United States	Canada	Australia	Europe	Other	Consolidated
Net sales	$6,192.4	$478.4	$607.3	$1,608.6	$—	$8,886.7
Depreciation and amortization	120.7	5.1	13.8	36.9	—	176.5
Goodwill impairments	0.0	100.3	107.1	419.6	—	627.0
Asset impairments and restructuring charges	5.7	0.4	0.2	47.4	—	53.7
Operating earnings (loss)	501.9	(74.4)	(71.6)	(397.5)	—	(41.6)
Interest income	(50.6)	(0.6)	(4.7)	(0.2)	55.2	(0.9)
Interest expense	2.8	—	0.2	56.4	(55.2)	4.2
Earnings (loss) before income tax expense	549.7	(73.9)	(67.1)	(453.6)	—	(44.9)
Income tax expense	199.8	7.1	11.6	6.4	—	224.9
Goodwill	1,153.5	37.7	96.6	95.3	—	1,383.1
Other long-lived assets	375.4	21.0	52.1	291.1	—	739.6
Total assets	2,665.4	252.2	416.6	799.4	—	4,133.6

As of and for the Fiscal Year Ended January 28, 2012	United States	Canada	Australia	Europe	Other	Consolidated
Net sales	$6,637.0	$498.4	$604.7	$1,810.4	$—	$9,550.5
Depreciation and amortization	126.4	6.1	12.4	41.4	—	186.3
Asset impairment and restructuring charges	28.9	1.3	0.6	50.4	—	81.2
Operating earnings	501.9	12.4	35.4	20.2	—	569.9
Interest income	(50.4)	(0.3)	(5.3)	(0.2)	55.3	(0.9)
Interest expense	18.9	—	0.2	56.9	(55.3)	20.7
Earnings (loss) before income tax expense	532.4	12.8	40.5	(36.6)	—	549.1
Income tax expense (benefit)	197.4	4.2	11.7	(2.7)	—	210.6
Goodwill	1,152.0	137.4	210.0	519.6	—	2,019.0
Other long-lived assets	404.0	23.0	58.3	345.8	—	831.1
Total assets	2,718.2	350.8	513.3	1,265.1	—	4,847.4

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

As of and for the Fiscal Year Ended January 29, 2011	United States	Canada	Australia	Europe	Other	Consolidated
Net sales	$6,681.2	$502.3	$565.2	$1,725.0	$—	$9,473.7
Depreciation and amortization	115.6	7.4	10.9	40.8	—	174.7
Asset impairment and restructuring charges	—	—	—	1.5	—	1.5
Operating earnings	530.8	22.6	41.0	68.2	—	662.6
Interest income	(45.7)	(0.2)	(4.4)	(0.7)	49.2	(1.8)
Interest expense	35.7	—	0.2	50.3	(49.2)	37.0
Earnings before income tax expense	534.9	22.8	45.1	18.6	—	621.4
Income tax expense	180.4	7.4	13.7	13.1	—	214.6
Goodwill	1,128.6	137.4	195.9	534.4	—	1,996.3
Other long-lived assets	421.9	27.2	50.5	413.1	—	912.7
Total assets	2,896.7	357.6	469.4	1,340.1	—	5,063.8

18.	Supplemental Cash Flow Information

	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions)
Cash paid during the period for:
Interest	$2.7	$24.7	$36.9

Income taxes	$246.1	$210.7	$171.1

Subsidiaries acquired:
Goodwill	1.5	26.9	28.5
Noncontrolling interests	—	0.1	—
Net assets acquired (or liabilities assumed)	—	3.1	9.6

Cash paid for subsidiaries	$1.5	$30.1	$38.1

Other non-cash financing activities:
Treasury stock repurchases settled after the fiscal year ends	$—	$0.1	$22.0

19.	Stockholders’ Equity

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

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Company has 5 million shares of $.001 par value preferred stock authorized for issuance, of which 500 thousand shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock the Company may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on the Company’s common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000.00 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with the Company’s common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of the Company’s directors. In the event of any merger, consolidation or other transaction in which the Company’s common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of the Company’s common stock. At February 2, 2013, there were no shares of Series A Preferred Stock outstanding.

In January 2010, the Board of Directors of the Company approved a $300 million share repurchase program authorizing the Company to repurchase its common stock. At the beginning of fiscal 2010, $64.6 million of treasury share purchases made during fiscal 2009 were settled. In September 2010, the Board of Directors of the Company approved an additional $300 million share repurchase program authorizing the Company to repurchase its common stock. For fiscal 2010, the number of shares repurchased was 17.1 million for an average price per share of $19.84. Approximately $22.0 million of treasury share purchases were not settled at the end of fiscal 2010 and were reported in accrued liabilities at January 29, 2011. In February 2011, the Board of Directors of the Company authorized a $500 million repurchase fund to be used for share repurchases of its common stock and/or to retire the Company’s Senior Notes. This plan replaced the September 2010 $300 million stock repurchase plan which had $138.4 million remaining. In November 2011, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock and/or retire the Company’s Senior Notes,

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

replacing the remaining $180.1 million authorization. For fiscal 2011, the number of shares repurchased was 11.2 million for an average price per share of $21.38. In March 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $253.4 million of the November 2011 authorization. In November 2012, the Board of Directors authorized the Company to use $500 million to repurchase shares of the Company’s common stock, replacing the remaining $241.6 million of the March 2012 authorization. For fiscal 2012, the number of shares repurchased was 19.9 million for an average price per share of $20.60. As of February 2, 2013, the Company had $425.3 million remaining under the November 2012 authorization. As of March 25, 2013, the Company has purchased an additional 1.0 million shares for an average price per share of $25.06, leaving $400.0 million available under the November 2012 authorization.

On February 8, 2012, the Board of Directors of the Company approved the initiation of a quarterly cash dividend to its stockholders of Class A Common Stock. The first quarterly cash dividend of $0.15 per share was paid on March 12, 2012. The second quarterly cash dividend of $0.15 per share was paid on June 12, 2012. The third quarterly cash dividend of $0.25 per share was paid on September 12, 2012. The fourth quarterly cash dividend of $0.25 per share was paid on December 12, 2012. On February 18, 2013, the Board of Directors of the Company approved the quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on March 19, 2013 to stockholders of record at the close of business on March 5, 2013. Future dividends will be subject to approval by the Board of Directors of the Company.

20.	Unaudited Quarterly Financial Information

The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 2, 2013 and January 28, 2012. The unaudited quarterly information includes all normal recurring adjustments that management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended February 2, 2013				Fiscal Year Ended January 28, 2012
	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter(2)	1st Quarter	2nd Quarter	3rd Quarter(3)	4th Quarter(4)
	(Amounts in millions, except per share amounts)
Net sales	$2,002.2	$1,550.2	$1,772.8	$3,561.5	$2,281.4	$1,743.7	$1,946.8	$3,578.6
Gross profit	599.9	519.3	557.4	974.9	620.2	543.2	572.9	943.2
Operating earnings (loss)	115.0	34.5	(603.5)	412.3	131.1	53.6	82.6	302.5
Consolidated net income (loss) attributable to GameStop Corp.	72.5	21.0	(624.3)	261.1	80.4	30.9	53.9	174.7
Basic net income (loss) per common share	0.54	0.16	(5.08)	2.17	0.56	0.22	0.39	1.28
Diluted net income (loss) per common share	0.54	0.16	(5.08)	2.15	0.56	0.22	0.39	1.27
Dividend declared per common share	0.15	0.15	0.25	0.25	0.00	0.00	0.00	0.00

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the third quarter of the fiscal year ended February 2, 2013 include goodwill impairments of $627.0 million and asset impairments of $51.8 million.

(2)	The results of operations for the fourth quarter of the fiscal year ended February 2, 2013 include asset impairments of $1.9 million.

GAMESTOP CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The results of operations for the third quarter of the fiscal year ended January 28, 2012 include debt extinguishment expense of $0.6 million.

(4)

The results of operations for the fourth quarter of the fiscal year ended January 28, 2012 include asset impairments and restructuring charges of $81.2 million and debt extinguishment expense of $0.4 million.

21.	Subsequent Event

On February 18, 2013, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on March 19, 2013 to stockholders of record at the close of business on March 5, 2013. Future dividends will be subject to approval by the Board of Directors of the Company.

EXHIBIT INDEX

Exhibit Number	Description

2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)

3.1	Second Amended and Restated Certificate of Incorporation.(4)

3.2	Second Amended and Restated Bylaws.

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(7)

4.4	Form of Indenture.(8)

10.1	Fourth Amended and Restated 2001 Incentive Plan.(9)

10.2	2011 Incentive Plan.(10)

10.3	Second Amended and Restated Supplemental Compensation Plan.(11)

10.4	Form of Option Agreement.(12)

10.5	Form of Restricted Share Agreement.(13)

10.6

Amended and Restated Credit Agreement, dated as of January 4, 2011, among GameStop Corp., as Lead Borrower for: GameStop Corp., GameStop, Inc., Sunrise Publications, Inc., Electronics Boutique Holdings Corp., ELBO Inc., EB International Holdings, Inc., Kongregate Inc., GameStop Texas Ltd., Marketing Control Services, Inc., SOCOM LLC and Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Administrative Agent and Collateral Agent, Wells Fargo Capital Finance, LLC, as Syndication Agent, U.S. Bank National Association and Regions Bank, as Co-Documentation Agents, and Merrill Lynch, Pierce, Fenner & Smith Incorporated, as Sole Lead Arranger and Sole Bookrunner.(14)

10.7	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.(15)

10.8	Amended and Restated Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

10.9

Amended and Restated Patent and Trademark Security Agreement, dated January 4, 2011, among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

10.10	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.(15)

Exhibit Number	Description

10.11	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.(15)

10.12	Amended and Restated Pledge Agreement, dated January 4, 2011, by and among GameStop Corp., as Lead Borrower, the Subsidiary Borrowers party hereto, and Bank of America, N.A., as Collateral Agent.(14)

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

10.19

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and R. Richard Fontaine.(18)

10.20

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and R. Richard Fontaine.(19)

10.21	Amended and Restated Executive Employment Agreement, dated as December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(16)

10.22	Amendment, dated as of April 5, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Daniel A. DeMatteo.(17)

10.23

Second Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010, between GameStop Corp. and Daniel A. DeMatteo.(18)

10.24

Third Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of April 5, 2010 and a Second Amendment dated as of June 2, 2010, between GameStop Corp. and Daniel A. DeMatteo.(19)

10.25

Fourth Amendment, dated as of March 1, 2013, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended April 5, 2010, June 2, 2010 and February 9, 2011, between GameStop Corp. and Daniel A. DeMatteo.(20)

Exhibit Number	Description

10.26	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Tony Bartel.(16)

10.27	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Tony Bartel.(18)

10.28

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Tony Bartel.(19)

10.29	Amended and Restated Executive Employment Agreement, dated December 31, 2008, between GameStop Corp. and Paul Raines.(16)

10.30	Amendment, dated as of June 2, 2010, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, between GameStop Corp. and Paul Raines.(18)

10.31

Second Amendment, dated as of February 9, 2011, to Amended and Restated Executive Employment Agreement, dated as of December 31, 2008, as amended by a First Amendment dated as of June 2, 2010, between GameStop Corp. and Paul Raines.(19)

10.32	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(18)

10.33	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Robert Lloyd.(19)

10.34	Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Michael Mauler.

10.35	Amendment, dated as of February 9, 2011, to Executive Employment Agreement, dated as of June 2, 2010, between GameStop Corp. and Michael Mauler.

14.1	Code of Ethics for Senior Financial and Executive Officers.

14.2	Code of Standards, Ethics and Conduct.

21.1	Subsidiaries.

23.1	Consent of BDO USA, LLP.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(7)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 7, 2009.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on April 9, 2010.

(18)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 2, 2010.

(19)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 9, 2011.

(20)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on March 4, 2013.