Form 10-Q
period 2013-05-04
GameStop Corp.
filed 2013-06-13
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐      No  ☑

Number of shares of $.001 par value Class A Common Stock outstanding as of June 4, 2013: 117,630,881

PART I — FINANCIAL INFORMATION

ITEM 1. Financial	Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	May 4, 2013	April 28, 2012	February 2, 2013
	(Unaudited)	(Unaudited)
	(In millions, except per share data)
ASSETS:
Current assets:
Cash and cash equivalents	$245.7	$329.1	$635.8
Receivables, net	57.2	48.1	73.6
Merchandise inventories, net	1,112.3	1,118.2	1,171.3
Deferred income taxes — current	55.3	39.2	61.7
Prepaid expenses	83.9	85.6	61.2
Other current assets	8.0	15.4	7.3

Total current assets	1,562.4	1,635.6	2,010.9

Property and equipment:
Land	22.2	22.4	22.5
Buildings and leasehold improvements	600.8	602.2	606.4
Fixtures and equipment	932.9	877.3	926.0

Total property and equipment	1,555.9	1,501.9	1,554.9
Less accumulated depreciation and amortization	1,055.2	952.7	1,030.1

Net property and equipment	500.7	549.2	524.8
Goodwill	1,378.2	2,021.3	1,383.1
Other intangible assets, net	146.3	205.9	153.4
Other noncurrent assets	57.5	47.0	61.4

Total noncurrent assets	2,082.7	2,823.4	2,122.7

Total assets	$3,645.1	$4,459.0	$4,133.6

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$528.7	$656.4	$870.9
Accrued liabilities	707.0	654.1	741.0
Income taxes payable	—	8.5	103.4

Total current liabilities	1,235.7	1,319.0	1,715.3

Deferred income taxes	29.2	62.6	31.5
Other long-term liabilities	83.9	100.1	100.5

Total long-term liabilities	113.1	162.7	132.0

Total liabilities	1,348.8	1,481.7	1,847.3

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 119.0, 132.0 and 118.2 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	355.0	611.3	348.3
Accumulated other comprehensive income	146.3	170.4	164.4
Retained earnings	1,794.9	2,197.6	1,773.5

Equity attributable to GameStop Corp. stockholders	2,296.3	2,979.4	2,286.3
Deficit attributable to noncontrolling interest	—	(2.1)	—

Total stockholders’ equity	2,296.3	2,977.3	2,286.3

Total liabilities and stockholders’ equity	$3,645.1	$4,459.0	$4,133.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions, except per share data)
	(Unaudited)
Net sales	$1,865.3	$2,002.2
Cost of sales	1,287.0	1,402.3

Gross profit	578.3	599.9
Selling, general and administrative expenses	449.2	440.4
Depreciation and amortization	41.9	44.5

Operating earnings	87.2	115.0
Interest income	(0.1)	(0.2)
Interest expense	1.0	0.6

Earnings before income tax expense	86.3	114.6
Income tax expense	31.7	42.2

Consolidated net income	54.6	72.4
Net loss attributable to noncontrolling interests	—	0.1

Consolidated net income attributable to GameStop Corp.	$54.6	$72.5

Basic net income per common share[1]	$0.46	$0.54

Diluted net income per common share[1]	$0.46	$0.54

Dividends per common share	$0.275	$0.15

Weighted average outstanding shares of common stock — basic	118.4	134.0

Weighted average outstanding shares of common stock — diluted	119.4	134.8

1	Basic net income per common share and diluted net income per common share are calculated based on consolidated net income attributable to GameStop Corp.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions)
	(Unaudited)
Consolidated net income	$54.6	$72.4
Other comprehensive income:
Foreign currency translation adjustment	(18.1)	0.6

Total comprehensive income	36.5	73.0
Comprehensive loss attributable to noncontrolling interests	—	0.2

Comprehensive income attributable to GameStop Corp.	$36.5	$73.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	Common Stock
	Shares	Common Stock
				(In millions)
				(Unaudited)
Balance at February 2, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Comprehensive income:
Net income for the 13 weeks ended May 4, 2013	—	—	—	—	54.6	54.6
Foreign currency translation	—	—	—	(18.1)	—	(18.1)

Total comprehensive income						36.5
Dividends(1)	—	—	—	—	(33.2)	(33.2)
Stock-based compensation	—	—	5.5	—	—	5.5
Purchase of treasury stock	(1.0)	—	(25.5)	—	—	(25.5)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $1.0)	1.8	—	26.7	—	—	26.7

Balance at May 4, 2013	119.0	$0.1	$355.0	$146.3	$1,794.9	$2,296.3

(1)	Dividends declared per common share were $0.275 in the 13 weeks ended May 4, 2013.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$54.6	$72.4
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	42.6	45.1
Amortization of deferred financing fees and issue discounts	0.3	0.3
Stock-based compensation expense	5.5	5.0
Deferred income taxes	4.6	0.9
Excess tax benefits realized from exercise of stock-based awards	(1.0)	(0.2)
Loss on disposal of property and equipment	3.5	0.8
Changes in other long-term liabilities	(16.1)	(5.9)
Changes in operating assets and liabilities, net:
Receivables, net	15.6	16.2
Merchandise inventories	44.4	20.0
Prepaid expenses and other current assets	(23.1)	(5.1)
Prepaid income taxes and accrued income taxes payable	(103.6)	(70.8)
Accounts payable and accrued liabilities	(358.7)	(240.9)

Net cash flows used in operating activities	(331.4)	(162.2)

Cash flows from investing activities:
Purchase of property and equipment	(24.3)	(22.3)
Acquisition, net of cash acquired	—	(1.5)
Other	0.8	1.7

Net cash flows used in investing activities	(23.5)	(22.1)

Cash flows from financing activities:
Purchase of treasury shares	(25.5)	(121.6)
Dividends paid	(33.0)	(20.5)
Issuance of shares relating to stock options	25.7	1.0
Excess tax benefits realized from exercise of stock-based awards	1.0	0.2

Net cash flows used in financing activities	(31.8)	(140.9)

Exchange rate effect on cash and cash equivalents	(3.4)	(0.7)

Net decrease in cash and cash equivalents	(390.1)	(325.9)
Cash and cash equivalents at beginning of period	635.8	655.0

Cash and cash equivalents at end of period	$245.7	$329.1

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

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the opinion of the Company’s management, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the Company’s annual report on Form 10-K for the 53 weeks ended February 2, 2013 (“fiscal 2012”). The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, management has made its best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by management could have a significant impact on the Company’s financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 13 weeks ended May 4, 2013 are not indicative of the results to be expected for the 52 weeks ending February 1, 2014 (“fiscal 2013”).

Certain reclassifications have been made to conform the prior period data to the current interim period presentation.

Recently Adopted Accounting Standards

In March 2013, an accounting standard update was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The accounting standard update requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This accounting standard update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is evaluating the effect of this accounting standard update, but does not expect it to have a significant impact on its condensed consolidated financial statements.

In February 2013, an accounting standard update was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

about those amounts. This accounting standard update is effective for the Company’s annual and interim periods beginning in fiscal 2013. The accounting standard update had no effect on the Company’s condensed consolidated financial statements.

In July 2012, an accounting standard update was issued related to testing indefinite-lived intangible assets for impairment. The purpose of the update is to simplify the guidance for testing indefinite-lived intangible assets for impairment and the update permits entities to first assess qualitative factors to determine whether it is necessary to perform the quantitative impairment test. Unless an entity determines, through its qualitative assessment, that it is more likely than not that an indefinite-lived intangible asset is impaired, it would not be required to calculate the fair value of the asset. This standard is effective for annual and interim impairment tests of indefinite-lived intangible assets performed in fiscal years beginning after September 15, 2012, and early adoption is permitted. This standard did not have an impact on our annual indefinite-lived asset impairment testing process in fiscal 2012 as we did not elect to perform a qualitative assessment. The adoption of this guidance may result in a change in how we perform our goodwill impairment assessment; however, it is not expected to have a material impact on our consolidated financial statements.

2.	Accounting for Stock-Based Compensation

For stock options granted, the Company records share-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, expected dividend yield and expected employee forfeiture rate. The Company uses historical data to estimate the option life, dividend yield and the employee forfeiture rate, and uses historical volatility when estimating the stock price volatility. There were no stock options granted during the 13 weeks ended April 28, 2012. During the 13 weeks ended May 4, 2013, 457 thousand options of Class A Common Stock were granted with a fair value of $7.10 per common share, using the following assumptions:

13 Weeks Ended
May 4, 2013
Volatility	46.4%
Risk-free interest rate	1.0%
Expected life (years)	5.6
Expected dividend yield	4.3%

The stock options granted become exercisable ratably over a three-year period, commencing one year after the grant date, subject to continued service to the Company, and expire in February 2023, or ten years after the grant date.

In the 13 weeks ended May 4, 2013 and April 28, 2012, the Company included compensation expense relating to stock option grants of $0.2 million and $0.7 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 4, 2013, the unrecognized compensation expense related to the unvested portion of our stock options was $3.0 million, which is expected to be recognized over a weighted average period of 2.8 years. The total intrinsic value of options exercised during the 13 weeks ended May 4, 2013 and April 28, 2012 was $10.6 million and $0.4 million, respectively.

During the 13 weeks ended May 4, 2013, 1.2 million shares of restricted stock were granted with a fair value of $24.82 per common share. Of these restricted shares, 614 thousand shares vest in equal annual installments over three years, 262 thousand shares are performance-based and 303 thousand shares vest in full in

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

February 2016. Restricted shares granted are subject to continued service to the Company. Of the 262 thousand performance-based restricted shares granted during the 13 weeks ended May 4, 2013, 131 thousand shares will be measured following the completion of fiscal 2013 with the portion earned vesting in equal annual installments over three years. The remaining 131 thousand shares will be measured following the completion of the 52 weeks ending January 30, 2016. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts. During the 13 weeks ended April 28, 2012, 1.4 million shares of restricted stock were granted with a fair value of $23.73 per common share. Of these shares, 770 thousand vest in equal annual installments over three years and 626 thousand shares are subject to performance measures. Of the performance related restricted shares granted, 126 thousand vest in equal annual installments, to the extent earned, over three years subject to performance targets based on fiscal 2012 operating results. Based on actual fiscal 2012 operating results, only 101 thousand of these performance-based shares were earned. The remaining 500 thousand shares of performance-based restricted shares granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. These grants will vest immediately upon measurement to the extent earned. During the 13 weeks ended May 4, 2013 and April 28, 2012, the Company included compensation expense relating to the restricted share grants in the amount of $5.3 million and $4.3 million, respectively, in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations. As of May 4, 2013, there was $48.1 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 2.4 years.

3.	Computation of Net Income Per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions, except per share data)
Net income attributable to GameStop Corp.	$54.6	$72.5

Weighted average common shares outstanding	118.4	134.0
Dilutive effect of options and restricted shares on common stock	1.0	0.8

Common shares and dilutive potential common shares	119.4	134.8

Net income per common share:
Basic	$0.46	$0.54

Diluted	$0.46	$0.54

The following table contains information on restricted shares and options to purchase shares of Class A Common Stock which were excluded from the computation of diluted earnings per share because they were anti-dilutive:

	Anti- Dilutive Shares	Range of Exercise Prices	Expiration Dates
	(In millions, except per share data)
13 Weeks Ended May 4, 2013	2.1	$24.82 - 49.95	2018 - 2023
13 Weeks Ended April 28, 2012	2.4	$26.02 - 49.95	2017 - 2019

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

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	May 4, 2013	April 28, 2012	February 2, 2013
	Level 2	Level 2	Level 2
Assets
Foreign Currency Contracts	$8.3	$14.7	$8.2
Company-owned life insurance	5.3	3.3	3.5

Total assets	$13.6	$18.0	$11.7

Liabilities
Foreign Currency Contracts	$4.2	$2.1	$13.5
Nonqualified deferred compensation	1.0	0.9	0.9

Total liabilities	$5.2	$3.0	$14.4

The Company uses Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $686.7 million and $447.9 million as of May 4, 2013 and

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

April 28, 2012, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $120.0 million and $206.5 million as of May 4, 2013 and April 28, 2012, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Gains (losses) on the changes in fair value of derivative instruments	$9.4	$(1.8)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(8.8)	2.5

Total	$0.6	$0.7

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

The fair values of derivative instruments not receiving hedge accounting treatment in the condensed consolidated balance sheets presented herein were as follows (in millions):

	May 4, 2013	April 28, 2012	February 2, 2013
Assets
Foreign Currency Contracts
Other current assets	$6.8	$12.0	$7.3
Other noncurrent assets	1.5	2.7	0.9
Liabilities
Foreign Currency Contracts
Accrued liabilities	(3.0)	(1.5)	(9.1)
Other long-term liabilities	(1.2)	(0.6)	(4.4)

Total derivatives	$4.1	$12.6	$(5.3)

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, the Company records certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. The Company did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 4, 2013 and April 28, 2012.

Other Fair Value Disclosures

The Company’s carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value due to their short maturities.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of May 4, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of May 4, 2013, total availability under the Revolver was $340.2 million, there were no borrowings outstanding and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 4, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.8 million.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

6.	Income Taxes

The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for the fiscal years ended on January 28, 2012, January 29, 2011, January 30, 2010, January 31, 2009, February 2, 2008 and February 3, 2007. The Company does not anticipate any adjustments that would result in a material impact on its condensed consolidated financial statements as a result of these audits.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. There were no net material adjustments to our recorded liability for unrecognized tax benefits during the 13 weeks ended May 4, 2013. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The income tax provisions for the 13 weeks ended May 4, 2013 and April 28, 2012 are based upon management’s estimate of the Company’s annualized effective tax rate.

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

8.	Significant Products

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended
	May 4, 2013		April 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware	$241.8	13.0%	$348.6	17.4%
New video game software	703.2	37.7%	731.1	36.5%
Pre-owned video game products	572.6	30.7%	619.0	30.9%
Other	347.7	18.6%	303.5	15.2%

Total	$1,865.3	100.0%	$2,002.2	100.0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 4, 2013		April 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$20.3	8.4%	$22.9	6.6%
New video game software	148.2	21.1%	150.0	20.5%
Pre-owned video game products	270.7	47.3%	304.2	49.1%
Other	139.1	40.0%	122.8	40.5%

Total	$578.3	31.0%	$599.9	30.0%

9.	Segment Information

The Company operates its business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs, and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since February 2, 2013. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by segment were as follows (in millions):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
United States	$1,352.9	$1,459.3
Canada	88.0	97.6
Australia	114.1	106.5
Europe	310.3	338.8

Total	$1,865.3	$2,002.2

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating earnings (loss) by segment were as follows (in millions):

	13 Weeks Ended
	May 4, 2013	April 28, 2012
United States	$92.8	$115.2
Canada	2.5	2.5
Australia	1.5	(1.5)
Europe	(9.6)	(1.2)

Total	$87.2	$115.0

10.	Supplemental Cash Flow Information

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Cash paid (in millions) during the period for:
Interest	$0.6	$0.6

Income taxes	$139.9	$111.8

11.	Subsequent Events

Dividend

On May 21, 2013, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on June 19, 2013 to stockholders of record at the close of business on June 4, 2013. Future dividends will be subject to approval by the Board of Directors of the Company.

Share Repurchase

As of June 4, 2013, the Company has purchased an additional 1.4 million shares of its Class A Common Stock for an average price per share of $34.73 since May 4, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear in GameStop’s Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2013 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors.”

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software, new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of May 4, 2013, we operated 6,544 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 1, 2014 (“fiscal 2013”) consists of 52 weeks and the fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks.

Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments in both chip processing speeds and data storage provide significant improvements in advanced graphics, audio quality and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii. Also, Sony and Microsoft have announced that the next generation of the PlayStation and Xbox, respectively, are expected to come to market by the holiday period of 2013. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percentage in the first full year following new platform releases and an increase in gross margin percentage in the years subsequent to the first full year following the launch period. The planned launches of the next-generation Sony PlayStation and Microsoft Xbox by the holiday period of 2013 will negatively impact our overall gross margin percentage in the fourth quarter of fiscal 2013. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. However, the current generation of hardware consoles is now over six years old and consumer demand is declining. We have seen declines in new hardware and software sales in fiscal 2012 and fiscal 2013 before the next-generation product launches due to the age of the current console cycle. The introduction of new consoles, like the Wii U, or further price cuts on the current generation of consoles could partially offset these declines.

We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network points cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2013. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business and began selling an assortment of tablets and accessories. We currently sell tablets and accessories in all of our stores in the United States and in a majority of stores in our international markets. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	69.0	70.0

Gross profit	31.0	30.0
Selling, general and administrative expenses	24.1	22.0
Depreciation and amortization	2.2	2.3

Operating earnings	4.7	5.7
Interest expense, net	0.1	—

Earnings before income tax expense	4.6	5.7
Income tax expense	1.7	2.1

Consolidated net income	2.9	3.6
Net loss attributable to noncontrolling interests	—	—

Consolidated net income attributable to GameStop Corp.	2.9%	3.6%

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

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	13 Weeks Ended
	May 4, 2013		April 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware	$241.8	13.0%	$348.6	17.4%
New video game software	703.2	37.7%	731.1	36.5%
Pre-owned video game products	572.6	30.7%	619.0	30.9%
Other	347.7	18.6%	303.5	15.2%

Total	$1,865.3	100.0%	$2,002.2	100.0%

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished mobile devices, accessories and revenues associated with Game Informer magazine and the Company’s PowerUp Rewards program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 4, 2013		April 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$20.3	8.4%	$22.9	6.6%
New video game software	148.2	21.1%	150.0	20.5%
Pre-owned video game products	270.7	47.3%	304.2	49.1%
Other	139.1	40.0%	122.8	40.5%

Total	$578.3	31.0%	$599.9	30.0%

13 weeks ended May 4, 2013 compared with the 13 weeks ended April 28, 2012

Net sales decreased by $136.9 million, or 6.8%, from $2,002.2 million in the 13 weeks ended April 28, 2012 to $1,865.3 million in the 13 weeks ended May 4, 2013. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 6.7% and changes related to foreign exchange rates, which had the effect of decreasing sales by $6.1 million when compared to the first quarter of fiscal 2012. The decrease in comparable store sales was primarily due to a decrease in new video game hardware sales, pre-owned video game product sales and new video game software sales offset partially by an increase in other product sales. Refer to the note to the Selected Financial Data table in “Item 6. Selected Financial Data” in our Form 10-K for a discussion of the calculation of comparable store sales.

New video game hardware sales decreased $106.8 million, or 30.6%, from $348.6 million in the 13 weeks ended April 28, 2012 to $241.8 million in the 13 weeks ended May 4, 2013. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and higher sales of the Sony PlayStation Vita in the first quarter of fiscal 2012 due to its launch during that quarter. These sales declines were offset partially by sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012. New video game software sales decreased $27.9 million, or 3.8%, from $731.1 million in the 13 weeks ended April 28, 2012 to $703.2 million in the 13 weeks ended May 4, 2013 primarily due to declines in sales of catalog software due to the late stages of the console cycle, partially offset by stronger sales of new release video game titles in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. Pre-owned video game product sales decreased $46.4 million, or 7.5%, from $619.0 million in the 13 weeks ended April 28, 2012 to $572.6 million in the 13 weeks ended May 4, 2013. The decrease in pre-owned video game product sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle. Other product sales increased by $44.2 million, or 14.6%, from $303.5 million in the 13 weeks ended April 28, 2012 to $347.7 million in the 13 weeks ended May 4, 2013. The increase in other product sales was primarily due to increases in sales of mobile and digital products, offset partially by a decrease in accessories sales associated with hardware sales declines.

As a percentage of net sales, new video game hardware sales and pre-owned video game product sales decreased and new video game software sales and other product sales increased in the 13 weeks ended May 4, 2013 compared to the 13 weeks ended April 28, 2012. The change in the mix of sales was primarily due to the decreases in new video game hardware sales and pre-owned video game product sales and the increase in other product sales discussed above.

Cost of sales decreased by $115.3 million, or 8.2%, from $1,402.3 million in the 13 weeks ended April 28, 2012 to $1,287.0 million in the 13 weeks ended May 4, 2013 as a result of the decrease in sales discussed above and the changes in gross profit discussed below.

Gross profit decreased by $21.6 million, or 3.6%, from $599.9 million in the 13 weeks ended April 28, 2012 to $578.3 million in the 13 weeks ended May 4, 2013. Gross profit as a percentage of net sales increased from 30.0% in the 13 weeks ended April 28, 2012 to 31.0% in the 13 weeks ended May 4, 2013. The gross profit percentage increase was primarily due to the change in sales mix driven by the increase in other product sales, the decrease in new video game hardware sales as a percentage of total net sales and the increase in gross profit as a percentage of sales on new video game hardware products and new video game software products. Gross profit as a percentage of sales on new video game hardware increased from 6.6% in the 13 weeks ended April 28, 2012 to 8.4% in the 13 weeks ended May 4, 2013 primarily due to an increase in the attachment rate of product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased slightly from 20.5% in the 13 weeks ended April 28, 2012 to 21.1% in the 13 weeks ended May 4, 2013. Gross profit as a percentage of sales on pre-owned video game products decreased from 49.1% in the 13 weeks ended April 28, 2012 to 47.3% in the 13 weeks ended May 4, 2013 due to an increase in promotional activities when compared to the prior year. Gross profit as a percentage of sales on other product sales decreased slightly from 40.5% in the 13 weeks ended April 28, 2012 to 40.0% in the 13 weeks ended May 4, 2013.

Selling, general and administrative expenses increased by $8.8 million, or 2.0%, from $440.4 million in the 13 weeks ended April 28, 2012 to $449.2 million in the 13 weeks ended May 4, 2013. This increase was primarily due to the timing of promotional costs and other expenses offset partially by changes in foreign exchange rates which had the effect of decreasing expenses by $1.8 million when compared to fiscal 2012. Selling, general and administrative expenses as a percentage of net sales increased from 22.0% in the first quarter of fiscal 2012 to 24.1% in the first quarter of fiscal 2013. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Included in selling, general and administrative expenses is $5.5 million and $5.0 million in stock-based compensation expense for the 13-week periods ended May 4, 2013 and April 28, 2012, respectively.

Depreciation and amortization expense decreased $2.6 million from $44.5 million in the 13 weeks ended April 28, 2012 to $41.9 million in the 13 weeks ended May 4, 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest income from the investment of excess cash balances decreased slightly from $0.2 million in the 13 weeks ended April 28, 2012 to $0.1 million in the 13 weeks ended May 4, 2013. Interest expense increased slightly from $0.6 million in the 13 weeks ended April 28, 2012 to $1.0 million in the 13 weeks ended May 4, 2013.

Income tax expense for the 13 weeks ended April 28, 2012 and the 13 weeks ended May 4, 2013 was based upon management’s estimate of the Company’s annualized effective tax rate. Income tax expense was $31.7 million, or 36.7% of earnings before income tax expense, for the 13 weeks ended May 4, 2013 compared to $42.2 million, or 36.8% of earnings before income tax expense, for the 13 weeks ended April 28, 2012.

The factors described above led to a decrease in operating earnings of $27.8 million, or 24.2%, from $115.0 million in the 13 weeks ended April 28, 2012 to $87.2 million in the 13 weeks ended May 4, 2013, and a decrease in consolidated net income of $17.8 million, or 24.6%, from $72.4 million in the 13 weeks ended April 28, 2012 to $54.6 million in the 13 weeks ended May 4, 2013.

The $0.1 million net loss attributable to noncontrolling interests for the first quarter of fiscal 2012 represents the portion of the minority interest stockholders’ net loss of the Company’s non-wholly owned subsidiaries included in the Company’s consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Segment Performance

The Company operates its business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:

Net sales by segment were as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions)
United States	$1,352.9	$1,459.3
Canada	88.0	97.6
Australia	114.1	106.5
Europe	310.3	338.8

Total	$1,865.3	$2,002.2

Operating earnings (loss) by segment were as follows:

	13 Weeks Ended
	May 4, 2013	April 28, 2012
	(In millions)
United States	$92.8	$115.2
Canada	2.5	2.5
Australia	1.5	(1.5)
Europe	(9.6)	(1.2)

Total	$87.2	$115.0

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of May 4, 2013 and April 28, 2012, the United States segment included 4,329 and 4,434 GameStop stores, respectively. Net sales for the first quarter of fiscal 2013 decreased $106.4 million, or 7.3%, compared to the first quarter of fiscal 2012 and comparable store sales decreased 6.9%. The decrease in comparable store sales was primarily due to a decrease in new video game hardware sales, pre-owned video game product sales and new video game software sales, offset partially by an increase in other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and higher sales of the Sony PlayStation Vita in the first quarter of fiscal 2012 due to its launch during that quarter. These sales declines were offset partially by the sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012. The decrease in new video game software sales is primarily due to declines in sales of catalog software due to the late stages of the console cycle, partially offset by stronger sales of new release video game titles in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012. The decrease in pre-owned video game product sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle. The increase in other product sales was primarily due to increases in sales of mobile and digital products, offset partially by a decrease in accessories sales associated with hardware sales declines. Segment operating income decreased by $22.4 million, or 19.4%, in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, driven primarily by the decrease in comparable store sales.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. Sales in the Canadian segment in the first quarter of fiscal 2013 decreased $9.6 million, or 9.8%, compared to the first quarter of fiscal 2012. The decrease in sales was primarily attributable to a decrease in comparable store sales of 6.2% and the impact of changes in exchange rates in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, which had the effect of decreasing sales by $2.0 million. Excluding the impact of changes in exchange rates, sales in the Canadian segment decreased by 7.8%. The decrease in sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle. The decrease in sales was partially offset by an increase in sales of mobile and digital products. As of May 4, 2013, the Canadian segment operated 335 stores compared to 343 stores as of April 28, 2012. Segment operating income for the 13 weeks ended May 4, 2013 remained unchanged when compared to the 13 weeks ended April 28, 2012.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of May 4, 2013 and April 28, 2012, the Australian segment operated 413 stores. Sales in the first quarter of fiscal 2013 increased 7.1% to $114.1 million compared to first quarter fiscal 2012 sales of $106.5 million. The increase in sales was primarily attributable to an increase in comparable store sales of 8.1% partially offset by the impact of changes in exchange rates in the first quarter of fiscal 2013 when compared to the first quarter of fiscal 2012, which had the effect of decreasing sales by $1.9 million. Excluding the impact of changes in exchange rates, sales in the Australian segment increased 8.9%. The increase in comparable store sales was primarily due to an increase in market share of video game products and increases in sales of mobile and digital products.

Segment operating earnings increased $3.0 million to an operating income of $1.5 million in the first quarter of fiscal 2013 compared to an operating loss of $1.5 million in the first quarter of fiscal 2012. The increase in operating earnings was primarily due to the increase in comparable store sales and the leveraging of selling, general and administrative expense.

Europe

Segment results for Europe include retail store operations in 11 European countries and e-commerce sites in six countries. As of May 4, 2013, the European segment operated 1,467 stores compared to 1,424 stores as of April 28, 2012. For the 13 weeks ended May 4, 2013, European sales decreased $28.5 million, or 8.4%, compared to the 13 weeks ended April 28, 2012. The decrease in sales was primarily due to a decrease in comparable store sales of 10.8% when compared to the first quarter of fiscal 2012 and unfavorable exchange rates recognized in the first quarter of fiscal 2013 compared to the first quarter of fiscal 2012, which had the effect of decreasing sales by $2.2 million. Excluding the effects of exchange rates, European segment sales decreased 7.8%. This decrease in sales was primarily due to the decrease in comparable store sales when compared to the first quarter of fiscal 2012, offset by the additional sales at 43 net new stores opened since April 29, 2012. The decrease in comparable store sales was primarily due to a decrease in store traffic related to the late stages of the current console cycle.

The segment operating loss in Europe was $9.6 million in the first quarter of fiscal 2013 compared to an operating loss of $1.2 million in the first quarter of fiscal 2012. The increase in the operating loss in the first quarter of fiscal 2013 was primarily due to the decrease in comparable store sales and an increase in selling, general and administrative expenses related to an increase in store count. In addition, the impact of changes in exchange rates had the effect of decreasing operating losses by $0.2 million for the 13 weeks ended May 4, 2013 when compared to the 13 weeks ended April 28, 2012.

Seasonality

The Company’s business, like that of many retailers, is seasonal, with the major portion of the sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 13 weeks ended May 4, 2013, cash used in operations was $331.4 million compared to cash used in operations of $162.2 million during the 13 weeks ended April 28, 2012. The increase in cash used in operations of $169.2 million was primarily due to an increase in cash used in operations for working capital which increased $144.8 million from $280.6 million in the 13 weeks ended April 28, 2012 to $425.4 million in the 13 weeks ended May 4, 2013. The increase in cash used in operations for working capital was due primarily to the change in cash related to accounts payable and accrued liabilities and the change in the payment of income taxes from year to year. The decrease in cash related to accounts payable and accrued liabilities for the 13 weeks ended May 4, 2013 compared to the 13 weeks ended April 28, 2012 was primarily due to changes in the timing of trade payable payments. Our business is highly seasonal, with a disproportionate amount of sales occurring in the fourth quarter of each year. We purchase inventory in anticipation of these fourth quarter sales and, as a result, have higher accounts payable at year-end compared to the end of the first quarter. During the first quarter of each fiscal year, we have traditionally had a significant use of cash associated with the pay down of accounts payables from year-end. In addition, the leveraging of inventory and accounts payable is impacted by the amount of purchases during each quarter. Due to the late stages of the current console cycle, we have decreased purchases and our inventory mix is shifting towards more used products, including used mobile products. These factors also negatively impacted our accounts payable leverage during the quarter. In addition, the increase in cash used in operations was also attributed to a $24.4 million decrease in net income adjusted for noncash items.

Cash used in investing activities was $23.5 million and $22.1 million during the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. During the 13 weeks ended May 4, 2013, $24.3 million of cash was used primarily to invest in information systems, invest in digital initiatives and open new stores and remodel existing stores in the U.S. and internationally. During the 13 weeks ended April 28, 2012, $22.3 million of cash was used primarily to invest in information systems, invest in digital initiatives and open new stores and remodel existing stores in the U.S. and internationally.

Cash used in financing activities was $31.8 million and $140.9 million for the 13 weeks ended May 4, 2013 and April 28, 2012, respectively. The cash used in financing activities for the 13 weeks ended May 4, 2013 was primarily due to the payment of dividends on the Company’s Class A Common Stock of $33.0 million and the repurchase of $25.5 million of treasury shares, offset partially by the cash received from the issuance of shares associated with stock option exercises of $25.7 million. The cash used in financing activities for the 13 weeks ended April 28, 2012 was primarily due to the repurchase of $121.6 million of treasury shares and the payment of dividends on the Company’s Class A Common Stock of $20.5 million.

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

The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from its lenders, the Company may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company’s average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of May 4, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of May 4, 2013, total availability under the Revolver was $340.2 million, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $9.0 million.

In September 2007, the Company’s Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company’s foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 4, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.8 million.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. The Company opened 59 stores in the 13 weeks ended May 4, 2013 and expects to open approximately 125 stores in fiscal 2013, including the 44 stores acquired in France during the first quarter. Capital expenditures for fiscal 2013 are projected to be approximately $135 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Since 2010, the Board of Directors of the Company has from time to time authorized the repurchase of our common stock. Our current authorization, made in November 2012, allows us to repurchase up to $500 million of shares. During the 13 weeks ended May 4, 2013, the Company repurchased 1.0 million shares for an average price per share of $25.07, leaving $399.8 million available under the November 2012 authorization. As of June 4, 2013, the Company has purchased an additional 1.4 million shares of its Class A Common Stock for an average price per share of $34.73 since May 4, 2013, leaving $349.8 million available under this authorization. The amounts, timing and prices of share repurchases that are effected under the Company’s share repurchase programs, pursuant to such authorizations, are directed by the Company’s senior management.

On February 8, 2012, the Board of Directors of the Company approved the initiation of a quarterly cash dividend to its stockholders of Class A Common Stock. The first quarterly cash dividend of $0.15 per share was paid on March 12, 2012. The first quarter fiscal 2013 quarterly cash dividend of $0.275 per share was paid on March 19, 2013. On May 21, 2013, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on June 19, 2013 to stockholders of record at the close of business on June 4, 2013. Future dividends will be subject to approval by the Board of Directors of the Company.

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

Recent Accounting Pronouncements

In March 2013, an accounting standard update was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The accounting standard update requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This accounting standard update is effective for fiscal years beginning after December 15, 2013, with early adoption permitted. The Company is evaluating the effect of this accounting standard update, but does not expect it to have a significant impact on its condensed consolidated financial statements.

In February 2013, an accounting standard update was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This accounting standard update is effective for the Company’s annual and interim periods beginning in fiscal 2013. The accounting standard update had no effect on the Company’s condensed consolidated financial statements.

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

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•

the launch of next-generation consoles, the timing and features of such consoles, including any restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products following the announcement of the launch of next-generation consoles;

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally, and specifically, economic conditions affecting Europe, the electronic game industry and the retail industry;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the electronic game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores and to efficiently close underperforming stores;

•	our ability to attract and retain qualified personnel;

•	our ability to effectively integrate and operate acquired companies, including digital gaming and technology-based companies that are outside of the Company’s historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	unanticipated litigation results, including third-party litigation;

•	the amounts, timing and prices of any share repurchases made by the Company under its share repurchase programs;

•	the risks involved with our international operations, including continued efforts to consolidate back-office support and close under-performing stores; and

•	other factors described in the Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”

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

Foreign Currency Risk

The Company uses forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal quarter ended May 4, 2013, the Company recognized a $9.4 million gain in selling, general and administrative expenses related to the trading of derivative instruments. These gains were partially offset by $8.8 million of losses on the re-measurement of related intercompany currency loans and foreign assets and liabilities for the fiscal quarter ended May 4, 2013. The aggregate fair value of the Foreign Currency Contracts as of May 4, 2013 was a net asset of $4.1 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall

Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of May 4, 2013 would result in a (loss) or gain in value of the forwards, options and swaps of ($10.0) million or $10.0 million, respectively.

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

In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our Form 10-K for the fiscal year ended February 2, 2013 filed with the SEC on April 3, 2013. These risks could materially and adversely affect our business, financial condition and results of operations. The risks described in our Form 10-K have not changed materially other than as set forth below:

The launch of next-generation consoles could negatively impact the demand for existing products or our pre-owned business.

The launch of next-generation consoles, the timing of the release and the features of such consoles, including any restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products following the announcement of the launch of next-generation consoles could have a negative impact on our sales and earnings.

These are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases by the Company of its equity securities during the first quarter of fiscal 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
February 3 through March 2, 2013	498,664	$25.20	498,664	$412.8
March 3 through April 6, 2013	519,882	$24.94	519,882	$399.8
April 7 through May 4, 2013	—	$—	—	$399.8

Total	1,018,546	$25.07	1,018,546

(1)	In November 2012, our Board of Directors authorized $500 million to be used for share repurchases. The authorization has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Second Amended and Restated Bylaws.(5)

Exhibit Number	Description
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(8)
4.4	Form of Indenture.(9)
10.1	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.2	2011 Incentive Plan.(11)
10.3	Second Amended and Restated Supplemental Compensation Plan.(12)
10.4	Form of Option Agreement.(13)
10.5	Form of Restricted Share Agreement.(14)
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
10.13

Term Loan Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, Bank of America, N.A., as Administrative Agent and Collateral Agent, and Banc of America Securities LLC, as Sole Arranger and Bookrunner.(3)

10.14

Security Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.15

Patent and Trademark Security Agreement, dated as of November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

10.16

Securities Collateral Pledge Agreement, dated November 12, 2008, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), certain subsidiaries of `GameStop Corp., Bank of America, N.A., as lender, and Bank of America, N.A., as Collateral Agent.(3)

Exhibit Number	Description
10.17	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.18	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(17)
10.19	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(17)
10.20	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(17)
10.21	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2013.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
ROBERT A. LLOYD
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 13, 2013

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 13, 2013

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description
2.1

Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)
2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)
3.1	Second Amended and Restated Certificate of Incorporation.(4)
3.2	Second Amended and Restated Bylaws.(5)
4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)
4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(7)
4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(8)
4.4	Form of Indenture.(9)
10.1	Fourth Amended and Restated 2001 Incentive Plan.(10)
10.2	2011 Incentive Plan.(11)
10.3	Second Amended and Restated Supplemental Compensation Plan.(12)
10.4	Form of Option Agreement.(13)
10.5	Form of Restricted Share Agreement.(14)
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

10.17	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(17)
10.18	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(17)
10.19	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(17)
10.20	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(17)
10.21	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(17)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on February 7, 2007.

(5)	Incorporated by reference to the Registrant’s Form 10-K filed with the Securities and Exchange Commission on April 3, 2013.

(6)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(7)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(8)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(9)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(10)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(11)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2011.

(12)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(14)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.