Form 10-Q
period 2013-08-03
GameStop Corp.
filed 2013-09-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2013

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

Number of shares of $.001 par value Class A Common Stock outstanding as of September 4, 2013: 116,896,851

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	August 3, 2013	July 28, 2012	February 2, 2013
	(In millions, except per share data)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$199.5	$138.7	$635.8
Receivables, net	55.7	40.2	73.6
Merchandise inventories, net	1,004.4	980.2	1,171.3
Deferred income taxes – current	55.2	43.3	61.7
Prepaid taxes	50.9	61.5	—
Prepaid expenses	96.2	88.4	61.2
Other current assets	2.6	27.1	7.3

Total current assets	1,464.5	1,379.4	2,010.9

Property and equipment:
Land	20.7	22.1	22.5
Buildings and leasehold improvements	594.3	594.5	606.4
Fixtures and equipment	939.2	889.7	926.0

Total property and equipment	1,554.2	1,506.3	1,554.9
Less accumulated depreciation and amortization	1,074.8	976.9	1,030.1

Net property and equipment	479.4	529.4	524.8
Goodwill	1,365.1	1,981.8	1,383.1
Other intangible assets, net	144.4	189.5	153.4
Other noncurrent assets	57.0	51.7	61.4

Total noncurrent assets	2,045.9	2,752.4	2,122.7

Total assets	$3,510.4	$4,131.8	$4,133.6

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$356.8	$462.1	$870.9
Accrued liabilities	843.1	721.2	741.0
Income taxes payable	—	—	103.4
Revolver debt outstanding	50.0	—	—

Total current liabilities	1,249.9	1,183.3	1,715.3

Deferred income taxes	27.3	60.9	31.5
Other long-term liabilities	76.5	98.3	100.5

Total long-term liabilities	103.8	159.2	132.0

Total liabilities	1,353.7	1,342.5	1,847.3

Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 127.1, 134.5 and 128.2 shares issued, 117.1, 124.5 and 118.2 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	286.3	479.1	348.3
Accumulated other comprehensive income	98.3	111.4	164.4
Retained earnings	1,772.0	2,198.7	1,773.5

Total stockholders’ equity	2,156.7	2,789.3	2,286.3

Total liabilities and stockholders’ equity	$3,510.4	$4,131.8	$4,133.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions, except per share data)
		(Unaudited)
Net sales	$1,383.7	$1,550.2	$3,249.0	$3,552.4
Cost of sales	902.3	1,030.9	2,189.3	2,433.2

Gross profit	481.4	519.3	1,059.7	1,119.2
Selling, general and administrative expenses	421.6	440.9	870.8	881.3
Depreciation and amortization	41.0	43.9	82.9	88.4

Operating earnings	18.8	34.5	106.0	149.5
Interest income	(0.1)	(0.2)	(0.2)	(0.4)
Interest expense	1.4	1.1	2.4	1.7

Earnings before income tax expense	17.5	33.6	103.8	148.2
Income tax expense	7.0	12.6	38.7	54.8

Consolidated net income	10.5	21.0	65.1	93.4
Net loss attributable to noncontrolling interests	—	—	—	0.1

Consolidated net income attributable to GameStop Corp.	$10.5	$21.0	$65.1	$93.5

Basic net income per common share attributable to GameStop Corp.	$0.09	$0.16	$0.55	$0.71

Diluted net income per common share attributable to GameStop Corp.	$0.09	$0.16	$0.55	$0.71

Dividends per common share	$0.275	$0.15	$0.55	$0.30

Weighted average shares of common stock outstanding — basic	117.9	128.7	118.1	131.3

Weighted average shares of common stock outstanding — diluted	119.2	129.1	119.3	132.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions)
	(Unaudited)
Consolidated net income	$10.5	$21.0	$65.1	$93.4
Other comprehensive income:
Foreign currency translation adjustment	(48.0)	(59.0)	(66.1)	(58.4)

Total comprehensive income (loss)	(37.5)	(38.0)	(1.0)	35.0
Comprehensive loss attributable to noncontrolling interests	—	—	—	0.2

Comprehensive income (loss) attributable to GameStop Corp.	$(37.5)	$(38.0)	$(1.0)	$35.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total

	Shares	Common Stock
	(In millions)
	(Unaudited)
Balance at February 2, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 26 weeks ended August 3, 2013	—	—	—	—	65.1	65.1
Foreign currency translation	—	—	—	(66.1)	—	(66.1)
Dividends[1]	—	—	—	—	(66.6)	(66.6)
Stock-based compensation	—	—	11.5	—	—	11.5
Purchase of treasury stock	(3.4)	—	(114.4)	—	—	(114.4)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $1.6)	2.3	—	40.9	—	—	40.9

Balance at August 3, 2013	117.1	$0.1	$286.3	$98.3	$1,772.0	$2,156.7

1	Dividends declared per common share were $0.55 in the 26 weeks ended August 3, 2013.

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock
	(In millions)
	(Unaudited)
Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Comprehensive income:
Net income (loss) for the 26 weeks ended July 28, 2012	—	—	—	—	93.5	(0.1)	93.4
Foreign currency translation	—	—	—	(58.3)	—	(0.1)	(58.4)
Dividends[2]	—	—	—	—	(40.5)	—	(40.5)
Stock-based compensation	—	—	10.4	—	—	—	10.4
Purchase of treasury stock	(13.0)	—	(257.9)	—	—	—	(257.9)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.4)	0.7	—	2.1	—	—	—	2.1

Balance at July 28, 2012	124.5	$0.1	$479.1	$111.4	$2,198.7	$—	$2,789.3

2	Dividends declared per common share were $0.30 in the 26 weeks ended July 28, 2012.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 3, 2013	July 28, 2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income	$65.1	$93.4
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	84.2	89.6
Stock-based compensation expense	11.5	10.4
Deferred income taxes	1.0	(3.4)
Loss on disposal of property and equipment	3.4	2.0
Other, net	(2.5)	0.2
Changes in other long-term liabilities	(22.4)	(6.7)
Changes in operating assets and liabilities, net:
Receivables, net	16.9	23.5
Merchandise inventories	142.2	133.6
Prepaid expenses and other current assets	(31.8)	(20.9)
Prepaid income taxes and accrued income taxes payable	(152.9)	(145.2)
Accounts payable and accrued liabilities	(389.3)	(350.3)

Net cash flows used in operating activities	(274.6)	(173.8)

Cash flows from investing activities:
Purchase of property and equipment	(47.3)	(53.6)
Acquisitions, net of cash acquired	—	(1.5)
Other	1.4	(2.1)

Net cash flows used in investing activities	(45.9)	(57.2)

Cash flows from financing activities:
Purchase of treasury shares	(114.4)	(246.6)
Dividends paid	(66.2)	(40.3)
Borrowings from the revolver	130.0	36.0
Repayments of revolver borrowings	(80.0)	(36.0)
Issuance of shares relating to stock options	39.3	1.6
Excess tax benefits realized from exercise of stock-based awards	3.1	0.4

Net cash flows used in financing activities	(88.2)	(284.9)
Exchange rate effect on cash and cash equivalents	(27.6)	(0.4)

Net decrease in cash and cash equivalents	(436.3)	(516.3)
Cash and cash equivalents at beginning of period	635.8	655.0

Cash and cash equivalents at end of period	$199.5	$138.7

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Summary of Significant Accounting Policies

Basis of Presentation

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation, is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software, new and pre-owned mobile and consumer electronics products and other merchandise. The unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 53 weeks ended February 2, 2013 (“fiscal 2012”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates.

Due to the seasonal nature of the business, the results of operations for the 26 weeks ended August 3, 2013 are not indicative of the results to be expected for the 52 weeks ending February 1, 2014 (“fiscal 2013”).

Restricted Cash

Restricted cash of $10.4 million, $12.0 million and $13.4 million as of August 3, 2013, July 28, 2012 and February 2, 2013, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our condensed consolidated balance sheets.

Recently Issued Accounting Standards

In July 2013, accounting standards update (“ASU”) 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carry forward, a similar tax loss, or a tax credit carry forward. This ASU will be effective for us beginning the first quarter of 2014. We do not expect that this ASU will have an impact on our condensed consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

In March 2013, ASU 2013-05 “Foreign Currency Matters (Topic 830)” was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The ASU requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This ASU will be effective for us beginning the first quarter of 2014. We are evaluating the effect of this ASU, but do not expect it to have a significant impact on our condensed consolidated financial statements.

In February 2013, ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our condensed consolidated financial statements.

2.	Accounting for Stock-Based Compensation

The following is a summary of the stock-based awards granted during the periods indicated:

	26 Weeks Ended August 3, 2013		26 Weeks Ended July 28, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	457	$7.10	—	—
Restricted stock awards – time-vested	916	$24.82	784	$23.66
Restricted stock awards – performance-based	262	$24.82	626	$23.66

Total stock-based awards	1,635		1,410

For stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, expected dividend yield and expected employee forfeiture rate. We use historical data to estimate the option life, dividend yield and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. The following assumptions were used with respect to the stock options granted:

26 Weeks Ended August 3, 2013
Volatility	46.4%
Risk-free interest rate	1.0%
Expected life (years)	5.6
Expected dividend yield	4.3%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions)
Stock-based compensation expense	$6.0	$5.5	$11.5	$10.4

As of August 3, 2013, the unrecognized compensation expense related to the unvested portion of our stock–based awards was $44.9 million, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the 13 weeks ended August 3, 2013 and July 28, 2012 was $10.5 million and $0.7 million, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 3, 2013 and July 28, 2012 was $21.1 million and $1.1 million, respectively.

3.	Computation of Net Income Per Common Share

A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions, except per share data)
Consolidated net income attributable to GameStop Corp.	$10.5	$21.0	$65.1	$93.5

Weighted average common shares outstanding	117.9	128.7	118.1	131.3
Dilutive effect of options and restricted shares on common stock(1)	1.3	0.4	1.2	0.7

Common shares and dilutive potential common shares	119.2	129.1	119.3	132.0

Net income per common share:
Basic	$0.09	$0.16	$0.55	$0.71

Diluted	$0.09	$0.16	$0.55	$0.71

(1)

Excludes 1.6 million, 5.5 million, 1.8 million and 3.9 million share-based awards for the 13 weeks ended August 3, 2013, the 13 weeks ended July 28, 2012, the 26 weeks ended August 3, 2013 and the 26 weeks ended July 28, 2012, respectively, because their effects were antidilutive.

4.	Fair Value Measurements and Financial Instruments

Recurring Fair Value Measurements and Derivative Financial Instruments

Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”), Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.

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

We value our Foreign Currency Contracts, Company-owned life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	August 3, 2013	July 28, 2012	February 2, 2013
Assets
Foreign Currency Contracts
Other current assets	$2.6	$27.1	$7.3
Other noncurrent assets	0.3	6.0	0.9
Company-owned life insurance(1)	5.4	3.2	3.5

Total assets	8.3	36.3	11.7

Liabilities
Foreign Currency Contracts
Accrued liabilities	12.8	1.7	9.1
Other long-term liabilities	8.0	—	4.4
Nonqualified deferred compensation(2)	1.0	0.9	0.9

Total liabilities	$21.8	$2.6	$14.4

(1)	Recognized in other non-current assets in our condensed consolidated balance sheets.
(2)	Recognized in accrued liabilities in our condensed consolidated balance sheets.

We use Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $692.3 million and $576.4 million as of August 3, 2013 and July 28, 2012, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $60.5 million and $91.5 million as of August 3, 2013 and July 28, 2012, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Gains (losses) on the changes in fair value of derivative instruments	$(19.7)	$18.7	$(10.3)	$16.9
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	22.2	(20.5)	13.4	(18.0)

Total, net	$2.5	$(1.8)	$3.1	$(1.1)

We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. We manage counterparty risk according to the guidelines and controls established under our comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended August 3, 2013 or July 28, 2012.

Other Fair Value Disclosures

The carrying value of our cash equivalents, receivables, net, accounts payable and revolver debt outstanding approximates the fair value due to their short maturities.

5.	Debt

On January 4, 2011, we entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, our prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

The availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of total commitments during the prospective 12-month period, we are subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40.0 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.

The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of August 3, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 3, 2013, we borrowed $130.0 million under the Revolver and repaid $80.0 million, leaving an outstanding balance of $50.0 million as of August 3, 2013. During the 26 weeks ended July 28, 2012, we borrowed and repaid $36.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks and 26 weeks ended August 3, 2013 were $44.2 million and $22.1 million, respectively. Our average interest rates on those outstanding borrowings for the 13 weeks and 26 weeks ended August 3, 2013 were 2.9% for both periods. As of August 3, 2013, total availability under the Revolver was $253.3 million, there was $50.0 million of borrowings outstanding and standby letters of credit outstanding totaled $9.0 million. We are currently in compliance with the requirements of the Revolver.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 3, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.6 million.

6.	Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years ended on January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009. We do not anticipate any adjustments that would result in a material impact on our condensed consolidated financial statements as a result of these audits.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our recorded liability for unrecognized tax benefits decreased by $8.5 million during the 13 weeks ended August 3, 2013 and by $17.9 million during the 26 weeks ended August 3, 2013. The decrease in the liability for unrecognized tax benefits was primarily the result of payments made to settle certain U.S. federal income tax items and did not have a material impact on our income tax provision. There were no material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 26 weeks ended July 28, 2012. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The income tax provisions for the 13 weeks and 26 weeks ended August 3, 2013 and July 28, 2012 are based upon management’s estimate of our annualized effective tax rate.

7.	Commitments and Contingencies

In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.

8.	Significant Products

The following table sets forth net sales (in millions) by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$147.8	10.7%	$183.3	11.8%	$389.6	12.0%	$531.8	15.0%
New video game software	429.8	31.1%	473.8	30.6%	1,133.0	34.9%	1,204.9	33.9%
Pre-owned video game products	528.7	38.2%	562.3	36.3%	1,101.3	33.9%	1,181.4	33.3%
Other	277.4	20.0%	330.8	21.3%	625.1	19.2%	634.3	17.8%

Total	$1,383.7	100.0%	$1,550.2	100.0%	$3,249.0	100.0%	$3,552.4	100.0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$15.5	10.5%	$16.4	8.9%	$35.7	9.2%	$39.3	7.4%
New video game software	98.9	23.0%	107.7	22.7%	247.1	21.8%	257.7	21.4%
Pre-owned video game products	250.6	47.4%	269.5	47.9%	521.4	47.3%	573.8	48.6%
Other	116.4	42.0%	125.7	38.0%	255.5	40.9%	248.4	39.2%

Total	$481.4	34.8%	$519.3	33.5%	$1,059.7	32.6%	$1,119.2	31.5%

9.	Segment Information

We operate our business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs, and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since February 2, 2013. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables.

Net sales by segment were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
United States	$942.4	$1,058.5	$2,295.3	$2,517.8
Canada	67.7	76.9	155.7	174.5
Australia	112.4	128.9	226.5	235.4
Europe	261.2	285.9	571.5	624.7

Total	$1,383.7	$1,550.2	$3,249.0	$3,552.4

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating earnings (loss) by segment were as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
United States	$43.4	$40.6	$136.2	$155.7
Canada	(0.7)	0.4	1.8	2.9
Australia	1.1	3.7	2.6	2.3
Europe	(25.0)	(10.2)	(34.6)	(11.4)

Total operating earnings	18.8	34.5	106.0	149.5
Interest income	0.1	0.2	0.2	0.4
Interest expense	(1.4)	(1.1)	(2.4)	(1.7)

Earnings before income tax expense	$17.5	$33.6	$103.8	$148.2

10.	Supplemental Cash Flow Information

	26 Weeks Ended
	August 3, 2013	July 28, 2012
Cash paid (in millions) during the period for:
Interest	$1.2	$1.1

Income taxes	$206.1	$199.8

11.	Subsequent Events

Dividend

On August 20, 2013, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.275 per share of Class A Common Stock payable on September 19, 2013 to stockholders of record at the close of business on September 3, 2013. Future dividends will be subject to approval by our Board of Directors.

Share Repurchase

As of September 4, 2013, we have purchased an additional 0.3 million shares of our Class A Common Stock for an average price per share of $50.27 since August 3, 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2013 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risks Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, as well as PC entertainment software, new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of August 3, 2013, we operated 6,505 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 1, 2014 (“fiscal 2013”) consists of 52 weeks and the fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks.

Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments in both chip processing speeds and data storage provide significant improvements in advanced graphics, audio quality and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) was introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. A new console cycle is developing as Nintendo launched the Wii U in November 2012 as the next generation of the Wii and Sony and Microsoft have announced their next generation of consoles with the PlayStation 4 and Xbox One, respectively. These new consoles are expected to come to market by the holiday period of 2013. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percentage in the first full year following new platform releases and an increase in gross margin percentage in the years subsequent to the first full year following the launch period. The planned launches of the next-generation Sony PlayStation 4 and Microsoft Xbox One by the holiday period of 2013 are anticipated to reduce our overall gross margin percentage in the fourth quarter of fiscal 2013. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. However, the current generation of hardware consoles is now over six years old and consumer demand is declining. We have seen declines in new hardware and software sales in fiscal 2012 and fiscal 2013 before the next-generation product launches due to the age of the current console cycle. The introduction of new consoles or further price cuts on the current generation of consoles could partially offset these sales declines.

We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network points cards, as well as prepaid digital and online timecards. We expect our sales of digital products to continue to increase in the second half of fiscal 2013. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	65.2	66.5	67.4	68.5

Gross profit	34.8	33.5	32.6	31.5
Selling, general and administrative expenses	30.5	28.4	26.8	24.8
Depreciation and amortization	2.9	2.8	2.5	2.5

Operating earnings	1.4	2.3	3.3	4.2
Interest expense, net	0.1	0.1	0.1	—

Earnings before income tax expense	1.3	2.2	3.2	4.2
Income tax expense	0.5	0.8	1.2	1.6

Consolidated net income	0.8	1.4	2.0	2.6

Consolidated net income attributable to GameStop Corp.	0.8%	1.4%	2.0%	2.6%

We include purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. We include processing fees associated with purchases made by credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of net sales has not historically been material.

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$147.8	10.7%	$183.3	11.8%	$389.6	12.0%	$531.8	15.0%
New video game software	429.8	31.1%	473.8	30.6%	1,133.0	34.9%	1,204.9	33.9%
Pre-owned video game products	528.7	38.2%	562.3	36.3%	1,101.3	33.9%	1,181.4	33.3%
Other(1)	277.4	20.0%	330.8	21.3%	625.1	19.2%	634.3	17.8%

Total	$1,383.7	100.0%	$1,550.2	100.0%	$3,249.0	100.0%	$3,552.4	100.0%

(1)

Other products include PC entertainment and other software, digital products and currency, mobile products, including tablets and refurbished mobile devices, accessories and revenues associated with Game Informer magazine and our PowerUp Rewards and other loyalty programs.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 3, 2013		July 28, 2012		August 3, 2013		July 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$15.5	10.5%	$16.4	8.9%	$35.7	9.2%	$39.3	7.4%
New video game software	98.9	23.0%	107.7	22.7%	247.1	21.8%	257.7	21.4%
Pre-owned video game products	250.6	47.4%	269.5	47.9%	521.4	47.3%	573.8	48.6%
Other	116.4	42.0%	125.7	38.0%	255.5	40.9%	248.4	39.2%

Total	$481.4	34.8%	$519.3	33.5%	$1,059.7	32.6%	$1,119.2	31.5%

13 weeks ended August 3, 2013 compared with the 13 weeks ended July 28, 2012

Net Sales

Net sales decreased by $166.5 million, or 10.7%, from $1,550.2 million in the 13 weeks ended July 28, 2012 to $1,383.7 million in the 13 weeks ended August 3, 2013. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 10.7% for the second quarter of fiscal 2013 offset slightly by changes related to foreign exchange rates, which had the effect of increasing net sales by $2.0 million when compared to the second quarter of fiscal 2012. The decrease in comparable store sales was primarily due to a decrease in sales across all categories related to the late stages of the current console cycle. Refer to the note to the Selected

Financial Data table in “Item 6. Selected Financial Data” in our Form 10-K for a discussion of the calculation of comparable store sales.

New video game hardware sales decreased $35.5 million, or 19.4%, from $183.3 million in the 13 weeks ended July 28, 2012 to $147.8 million in the 13 weeks ended August 3, 2013. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The new video game hardware sales declines were offset partially by sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012.

New video game software sales decreased $44.0 million, or 9.3%, from $473.8 million in the 13 weeks ended July 28, 2012 to $429.8 million in the 13 weeks ended August 3, 2013, primarily due to a reduced number of new title releases in the second quarter of fiscal 2013 as compared to the prior year quarter coupled with a reduction in consumer demand due to the late stages of the current console cycle.

Pre-owned video game product sales decreased by $33.6 million, or 6.0%, from $562.3 million in the 13 weeks ended July 28, 2012 to $528.7 million in the 13 weeks ended August 3, 2013. The decrease in pre-owned video game product sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle.

Other product sales decreased $53.4 million, or 16.1%, from $330.8 million in the 13 weeks ended July 28, 2012 to $277.4 million in the 13 weeks ended August 3, 2013. The decrease in other product sales was primarily due to decreases in accessories sales associated with hardware sales declines and lower PC entertainment software sales due to the launch of Diablo III in the prior year comparable quarter, partially offset by increases in sales of mobile and digital products as we continue to focus on expanding these lines of business.

As a percentage of net sales, new video game hardware sales and other product sales decreased and new video game software sales and pre-owned video game product sales increased in the 13 weeks ended August 3, 2013 compared to the 13 weeks ended July 28, 2012. The change in the mix of sales was primarily due to the decreases in new video game hardware sales and other product sales discussed above.

Cost of Sales

Cost of sales decreased by $128.6 million, or 12.5%, from $1,030.9 million in the 13 weeks ended July 28, 2012 to $902.3 million in the 13 weeks ended August 3, 2013 as a result of the decrease in sales discussed above and the changes in gross profit discussed below.

Gross Profit

Gross profit decreased by $37.9 million, or 7.3%, from $519.3 million in the 13 weeks ended July 28, 2012 to $481.4 million in the 13 weeks ended August 3, 2013. Gross profit as a percentage of net sales increased from 33.5% in the 13 weeks ended July 28, 2012 to 34.8% in the 13 weeks ended August 3, 2013. The gross profit percentage increase was primarily due to a shift in sales from new hardware to pre-owned and an increase in sales of our mobile and digital products.

Gross profit as a percentage of sales on new video game hardware increased from 8.9% in the 13 weeks ended July 28, 2012 to 10.5% in the 13 weeks ended August 3, 2013, primarily due to an increase in the attachment rate of product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased slightly from 22.7% in the 13 weeks ended July 28, 2012 to 23.0% in the 13 weeks ended August 3, 2013. Gross profit as a percentage of sales on pre-owned video game products decreased from 47.9% in the 13 weeks ended July 28, 2012 to 47.4% in the 13 weeks ended August 3, 2013 due to an increase in promotional activities when compared to the prior year. Gross profit as a percentage of sales on other product sales increased from 38.0% in the 13 weeks ended July 28, 2012 to 42.0% in the 13 weeks ended August 3, 2013 primarily due to the high mix of PC entertainment sales in the prior year comparable quarter due to the launch of Diablo III in that quarter. New PC entertainment software has a lower gross profit percentage than accessories, mobile or digital sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $19.3 million, or 4.4%, from $440.9 million in the 13 weeks ended July 28, 2012 to $421.6 million in the 13 weeks ended August 3, 2013. This decrease was primarily due to cost control activities as a result of the decline in sales at the end of the current console cycle and lower store count. This was partially offset by changes in foreign exchange rates which had the effect of increasing expenses by $1.4 million when compared to the second quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of net sales increased from 28.4% in the 13 weeks ended July 28, 2012 to 30.5% in the 13 weeks ended August 3, 2013. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales during the second quarter of fiscal 2013. Included in selling, general and administrative expenses is $6.0 million and $5.4 million in stock-based compensation expense for the 13-week periods ended August 3, 2013 and July 28, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $2.9 million, or 6.6%, from $43.9 million in the 13 weeks ended July 28, 2012 to $41.0 million in the 13 weeks ended August 3, 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest Income and Expense

Interest income from the investment of excess cash balances decreased slightly from $0.2 million in the 13 weeks ended July 28, 2012 to $0.1 million in the 13 weeks ended August 3, 2013. Interest expense increased slightly from $1.1 million in the 13 weeks ended July 28, 2012 to $1.4 million in the 13 weeks ended August 3, 2013.

Income Tax

Income tax expense was $7.0 million, or 40.0% of earnings before income tax expense, for the 13 weeks ended August 3, 2013 compared to $12.6 million, or 37.5% of earnings before income tax expense, for the 13 weeks ended July 28, 2012 and was based upon an estimate of our annualized effective tax rate. The higher effective tax rate for the second quarter of fiscal 2013 was a result of the earnings mix in the foreign countries where we operate against overall lower earnings before income taxes.

Operating Earnings and Net Income

The factors described above led to a decrease in operating earnings of $15.7 million from $34.5 million in the 13 weeks ended July 28, 2012 to $18.8 million in the 13 weeks ended August 3, 2013, and a decrease in consolidated net income of $10.5 million from $21.0 million in the 13 weeks ended July 28, 2012 to $10.5 million in the 13 weeks ended August 3, 2013.

26 weeks ended August 3, 2013 compared with the 26 weeks ended July 28, 2012

Net Sales

Net sales decreased by $303.4 million, or 8.5%, from $3,552.4 million in the 26 weeks ended July 28, 2012 to $3,249.0 million in the 26 weeks ended August 3, 2013. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 8.4% for the 26 weeks ended August 3, 2013 when compared to the 26 weeks ended July 28, 2012 and changes related to foreign exchange rates, which had the effect of decreasing sales by $4.1 million for the 26 weeks ended August 3, 2013 when compared to the 26 weeks ended July 28, 2012. The decrease in comparable store sales was primarily due to a decrease in sales across all categories related to the late stages of the current console cycle.

New video game hardware sales decreased $142.2 million, or 26.7%, from $531.8 million in the 26 weeks ended July 28, 2012 to $389.6 million in the 26 weeks ended August 3, 2013. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and higher sales of the Sony PlayStation Vita in the first half of fiscal 2012 due to its launch in the first quarter of that year. These sales declines were offset partially by sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012.

New video game software sales decreased $71.9 million, or 6.0%, from $1,204.9 million in the 26 weeks ended July 28, 2012 to $1,133.0 million in the 26 weeks ended August 3, 2013, primarily due to declines in sales of catalog software (software beyond its initial launch period) due to the late stages of the console cycle, partially offset by stronger sales of new release video game titles in the 26 weeks ended August 3, 2013 when compared to the 26 weeks ended July 28, 2012.

Pre-owned video game product sales decreased $80.1 million, or 6.8%, from $1,181.4 million in the 26 weeks ended July 28, 2012 to $1,101.3 million in the 26 weeks ended August 3, 2013. The decrease in pre-owned video game product sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle.

Other product sales decreased by $9.2 million, or 1.5%, from $634.3 million in the 26 weeks ended July 28, 2012 to $625.1 million in the 26 weeks ended August 3, 2013. The slight decrease in other product sales was primarily due to decreases in accessories sales associated with hardware sales declines and lower PC entertainment software sales due to the launch of Diablo III in the prior year second quarter, almost entirely offset by increases in sales of mobile and digital products as we continue to focus on expanding these lines of business.

As a percentage of net sales, new video game software sales, pre-owned video game product sales and other product sales increased and new video game hardware sales decreased in the 26 weeks ended August 3, 2013 compared to the 26 weeks ended July 28, 2012. The change in the mix of sales was primarily due to the decreases in new video game hardware sales as discussed above.

Cost of Sales

Cost of sales decreased by $243.9 million, or 10.0%, from $2,433.2 million in the 26 weeks ended July 28, 2012 to $2,189.3 million in the 26 weeks ended August 3, 2013, primarily as a result of the decrease in sales discussed above and the changes in gross profit discussed below.

Gross Profit

Gross profit decreased by $59.5 million, or 5.3%, from $1,119.2 million in the 26 weeks ended July 28, 2012 to $1,059.7 million in the 26 weeks ended August 3, 2013. Gross profit as a percentage of net sales increased from 31.5% in the 26 weeks ended July 28, 2012 to 32.6% in the 26 weeks ended August 3, 2013. The gross profit percentage increase was primarily due to the change in sales mix driven by the decrease in new video game hardware sales as a percentage of total net sales and the increase in gross profit as a percentage of sales on new video game hardware products and other video game products. Gross profit as a percentage of sales on new video game hardware increased from 7.4% in the 26 weeks ended July 28, 2012 to 9.2% in the 26 weeks ended August 3, 2013 primarily due to an increase in the attachment rate of product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software increased slightly from 21.4% in the 26 weeks ended July 28, 2012 to 21.8% in the 26 weeks ended August 3, 2013. Gross profit as a percentage of sales on pre-owned video game products decreased from 48.6% in the 26 weeks ended July 28, 2012 to 47.3% in the 26 weeks ended August 3, 2013 primarily due to an increase in promotional activities when compared to the prior year. Gross profit as a percentage of sales on other product sales increased from 39.2% in the 26 weeks ended July 28, 2012 to 40.9% in the 26 weeks ended August 3, 2013 primarily due to the increase in mobile and digital sales and a decrease in sales of PC entertainment software in the second quarter of 2013 when compared to the second quarter of 2012. New PC entertainment software has a lower gross profit percentage than accessories, mobile or digital sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $10.5 million, or 1.2%, from $881.3 million in the 26 weeks ended July 28, 2012 to $870.8 million in the 26 weeks ended August 3, 2013. This decrease was primarily due to cost control activities as a result of the decline in sales at the end of the current console cycle and lower store count. Selling, general and administrative expenses as a percentage of net sales increased from 24.8% in the 26 weeks ended July 28, 2012 to 26.8% in the 26 weeks ended August 3, 2013. The increase in selling, general and administrative expenses as a percentage of net sales was primarily due to deleveraging of fixed costs as a result of the decrease in comparable store sales. Included in selling, general and administrative expenses is $11.5 million and $10.4 million in stock-based compensation expense for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $5.5 million, or 6.2%, from $88.4 million in the 26 weeks ended July 28, 2012 to $82.9 million in the 26 weeks ended August 3, 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Interest Income and Expense

Interest income from the investment of excess cash balances decreased slightly from $0.4 million in the 26 weeks ended July 28, 2012 to $0.2 million in the 26 weeks ended August 3, 2013. Interest expense increased from $1.7 million in the 26 weeks ended July 28, 2012 to $2.4 million in the 26 weeks ended August 3, 2013.

Income Tax

Income tax expense was $38.7 million, or 37.3% of earnings before income tax expense, for the 26 weeks ended August 3, 2013 compared to $54.8 million, or 37.0% of earnings before income tax expense, for the 26 weeks ended July 28, 2012 and was based upon an estimate of our annualized effective tax rate.

Operating Earnings and Net Income

The factors described above led to a decrease in operating earnings of $43.5 million from $149.5 million in the 26 weeks ended July 28, 2012 to $106.0 million in the 26 weeks ended August 3, 2013, and a decrease in consolidated net income of $28.3 million from $93.4 million in the 26 weeks ended July 28, 2012 to $65.1 million in the 26 weeks ended August 3, 2013.

Noncontrolling Interests

The $0.1 million net loss attributable to noncontrolling interests for the 26 weeks ended July 28, 2012 represents the portion of the minority interest stockholders’ net loss of our non-wholly owned subsidiaries included in our consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Segment Performance

We operate our business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:

Net sales by operating segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions)
United States	$942.4	$1,058.5	$2,295.3	$2,517.8
Canada	67.7	76.9	155.7	174.5
Australia	112.4	128.9	226.5	235.4
Europe	261.2	285.9	571.5	624.7

Total	$1,383.7	$1,550.2	$3,249.0	$3,552.4

Operating earnings (loss) by segment are as follows:

	13 Weeks Ended		26 Weeks Ended
	August 3, 2013	July 28, 2012	August 3, 2013	July 28, 2012
	(In millions)
United States	$43.4	$40.6	$136.2	$155.7
Canada	(0.7)	0.4	1.8	2.9
Australia	1.1	3.7	2.6	2.3
Europe	(25.0)	(10.2)	(34.6)	(11.4)

Total	$18.8	$34.5	$106.0	$149.5

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of August 3, 2013, the United States segment included 4,290 GameStop stores, compared to 4,448 stores on July 28, 2012.

Net sales for the 13 weeks ended August 3, 2013 decreased $116.1 million, or 11.0%, compared to the 13 weeks ended July 28, 2012 due primarily to a 10.2% decrease in comparable store sales. The decrease in comparable store sales was primarily due to a decrease in sales across all categories due to the late stages of the current console cycle. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and higher sales of the Sony PlayStation Vita which launched in the first quarter of fiscal 2012. These sales declines were partially offset by the sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012. The decrease in new video game software sales in the second quarter of fiscal 2013 is primarily due to a reduction in new software title launches as compared to the second quarter of fiscal 2012 coupled with declining consumer demand due to the late stages of the console cycle. The decrease in pre-owned video game product sales in the second quarter of fiscal 2013 was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle. The decrease in other product sales in the second quarter of fiscal 2013 was primarily due to decreases in sales of accessories and lower sales of PC entertainment software as compared to the second quarter of fiscal 2012 due to the launch of Diablo III, offset partially by increases in sales of mobile and digital products.

Net sales for the 26 weeks ended August 3, 2013 decreased $222.5 million, or 8.8%, compared to the 26 weeks ended July 28, 2012 due primarily to a 8.2% decrease in comparable store sales. The decrease in comparable store sales was primarily due to a decrease in sales across all categories. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle and higher sales of the Sony PlayStation Vita which launched in the first quarter of fiscal 2012. The decrease in new video game software sales is primarily due to declines in sales of catalog software due to the late stages of the current console cycle in the 26 weeks ended August 3, 2013 when compared to the 26 weeks ended July 28, 2012. The decrease in pre-owned video game product sales is due primarily to a decrease in store traffic related to the lack of new release video game titles in the 26 weeks ended August 3, 2013 when compared to the 26 weeks ended July 28, 2012 and lower hardware demand due to the late stages of the current console cycle. The decrease in other product sales is due primarily to decreases in sales of accessories and lower sales of PC entertainment software as compared to the second quarter of fiscal 2012 due to the launch of Diablo III, almost entirely offset by increases in sales of mobile and digital products.

Segment operating earnings for the 13 weeks ended August 3, 2013 increased by $2.8 million compared to the 13 weeks ended July 28, 2012, driven primarily by cost control and a higher product margin. Segment operating income decreased $19.5 million for the 26 weeks ended August 3, 2013 compared to the 26 weeks ended July 28, 2012, driven primarily by the decrease in comparable store sales.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. As of August 3, 2013, the Canadian segment had 334 stores compared to 341 stores as of July 28, 2012. Net sales in the Canadian segment in the 13 and 26 weeks ended August 3, 2013 decreased 12.0% and 10.8%, respectively, compared to the 13 and 26 weeks ended July 28, 2012. The decrease in net sales was primarily due to a decrease in comparable store sales of 8.7% and 7.3%, respectively, and the impact of changes in exchange rates, which had the effect of decreasing sales by $1.0 million and $3.0 million, respectively, in the 13 and 26 weeks ended August 3, 2013 when compared to the same periods in fiscal 2012. Excluding the impact of changes in exchange rates, net sales in the Canadian segment decreased by 10.7% and 9.1% in the 13 and 26 weeks ended August 3, 2013, respectively, compared to the same periods in fiscal 2012. The decrease in comparable store sales was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle and a decrease in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012.

Segment operating earnings for both the 13 and 26 weeks ended August 3, 2013 decreased by $1.1 million, compared to the 13 and 26 weeks ended July 28, 2012, due primarily to a decrease in gross profit due to lower sales for the 13 and 26 weeks ended August 3, 2013 when compared to the prior year periods.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of August 3, 2013, the Australian segment included 414 stores, compared to 416 stores as of July 28, 2012. Net sales for the 13 and 26 weeks ended August 3, 2013 decreased 12.8% and 3.8%, respectively, compared to the 13 and 26 weeks ended July 28, 2012. The decrease in net sales for the 13 weeks ended August 3, 2013 was primarily due to a decrease in comparable store sales of 6.5%, and the impact of changes in exchange rates, which had the effect of decreasing sales by $7.3 million when compared to the same period in fiscal 2012. The decrease in comparable store sales in the second quarter of fiscal 2013 was primarily due to a decrease in store traffic related to lower video game demand due to the late stages of the current console cycle and a decrease in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012. The decrease in net sales for the 26 weeks ended August 3, 2013 was attributable to the impact of exchange rates, which had the effect of decreasing sales by $9.2 million when compared to the same period in fiscal 2012. Excluding the impact of changes in exchange rates, net sales in the Australian segment decreased by 7.1% and increased by 0.1% in the 13 and 26 weeks ended August 3, 2013, respectively, compared to the same periods in fiscal 2012.

Segment operating income in the 13 and 26 weeks ended August 3, 2013 decreased by $2.6 million and increased by $0.3 million, respectively, when compared to the 13 and 26 weeks ended July 28, 2012. The decrease in segment operating income for the 13 weeks ended August 3, 2013 when compared to the same period of the prior year is primarily due to a decrease in gross margin due to lower sales for the 13 weeks ended August 3, 2013. Segment operating income for the 26 weeks ended August 3, 2013 was relatively flat when compared to the same period in fiscal 2012.

Europe

Segment results for Europe include retail store operations in 11 European countries and e-commerce sites in six countries. As of August 3, 2013, the European segment included 1,467 stores compared to 1,423 stores as of July 28, 2012. For the 13 and 26 weeks ended August 3, 2013, European net sales decreased 8.6% and 8.5%, respectively, compared to the 13 and 26 weeks ended July 28, 2012. Excluding the impact of changes in exchange rates, net sales in the European segment decreased 12.2% and 9.8%, respectively, in the 13 and 26 weeks ended August 3, 2013 when compared to the prior year periods. This decrease in sales is primarily due to a decrease in comparable store sales of 14.5% and 12.5%, respectively, in the 13 and 26 weeks ended August 3, 2013. The decrease in sales at comparable stores was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through as a result of being in the late stages of the current console cycle, and a decrease in sales of PC entertainment software due primarily to the release of Diablo III in the second quarter of fiscal 2012.

The segment operating loss in Europe in the 13 and 26 weeks ended August 3, 2013 compared to the operating loss in the 13 and 26 weeks ended July 28, 2012 increased by $14.8 million and $23.2 million, respectively. The increase in the operating loss for the 13 and 26 weeks ended August 3, 2013 compared to the 13 and 26 weeks ended July 28, 2012 is primarily due to the decrease in comparable store sales discussed above. The operating loss also included the unfavorable impact of changes in exchange rates, which had the effect of increasing the operating loss by $0.7 million and $0.5 million, respectively for the 13 and 26 weeks ended August 3, 2013.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 26 weeks ended August 3, 2013, cash used in operations was $274.6 million, compared to cash used in operations of $173.8 million during the 26 weeks ended July 28, 2012. The increase in cash used in operations of $100.8 million was primarily due to an increase in cash used in operations for working capital which increased $55.6 million from $359.3 million in the 26 weeks ended July 28, 2012 to $414.9 million in the 26 weeks ended August 3, 2013. The increase in cash used in operations for working capital was due primarily to the change in cash related to accounts payable and accrued liabilities and the change in the payment of income taxes from year to year. The increase in cash used related to accounts payable and accrued liabilities for the 26 weeks ended August 3, 2013 compared to the 26 weeks ended July 28, 2012 was primarily due to changes in the timing of trade payable payments. Our business is highly seasonal, with a disproportionate amount of sales and purchases occurring in the fourth quarter of each year. During the first 26 weeks of each fiscal year, we have traditionally had a significant use of cash associated with the pay down of accounts payable from year-end. Due to the late stages of the current console cycle, we have decreased purchases of new products and our inventory mix is shifting towards more pre-owned products, including pre-owned mobile products that do not have offsetting accounts payable. These factors also negatively impacted our accounts payable leverage during the quarter. Cash used in operations was also impacted by a $15.7 million increase in cash used for other long-term liabilities. This increase is primarily a result of a $17.9 million payment made to settle certain U.S. federal income tax items. Additionally, the increase in cash used in operations was also attributed to a $29.5 million decrease in net income adjusted for noncash items.

Cash used in investing activities was $45.9 million and $57.2 million during the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. During the 26 weeks ended August 3, 2013, $47.3 million of cash was used primarily to invest in information systems, invest in digital initiatives and open new stores and remodel existing stores in the U.S. and internationally. During the 26 weeks ended July 28, 2012, $53.6 million of cash was used primarily to invest in information systems, invest in digital initiatives and open new stores and remodel existing stores in the U.S. and internationally.

Cash used in financing activities was $88.2 million and $284.9 million for the 26 weeks ended August 3, 2013 and July 28, 2012, respectively. The cash used in financing activities for the 26 weeks ended August 3, 2013 was primarily due to the purchase of $114.4 million of treasury shares and the payment of dividends on our Class A Common Stock of $66.2 million, offset partially by the cash received from net Revolver (as defined below) borrowings of $50 million and the issuance of shares associated with stock option exercises of $39.3 million. The cash used in financing activities for the 26 weeks ended July 28, 2012 was primarily due to the purchase of $246.6 million of treasury shares and the payment of dividends on our Class A Common Stock of $40.3 million. In addition, we borrowed and repaid $36.0 million against our Revolver during the 26 weeks ended July 28, 2012.

Sources of Liquidity

We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with highly rated commercial banks.

On January 4, 2011, we entered into a $400 million credit agreement (the “Revolver”), which amended and restated, in its entirety, our prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

The availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of total commitments during the prospective 12-month period, we are subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40.0 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.

The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of August 3, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. As of August 3, 2013, total availability under the Revolver was $253.3 million, there was $50.0 million of borrowings outstanding under the Revolver and standby letters of credit outstanding totaled $9.0 million. During the 26 weeks ended July 28, 2012, we borrowed and repaid $36.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks and 26 weeks ended August 3, 2013 were $44.2 million and $22.1 million, respectively. Our average interest rate on those borrowings for the 13 weeks and 26 weeks ended August 3, 2013 was 2.9% for both periods. We are currently in compliance with the requirements of the Revolver.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 3, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.6 million.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. We opened 72 stores in the 26 weeks ended August 3, 2013 and we expect to open approximately 115 stores in fiscal 2013, including the 44 stores acquired in France during the first quarter. Capital expenditures for fiscal 2013 are projected to be approximately $135 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Since 2010, our Board of Directors has from time to time authorized the repurchase of our common stock. Our current authorization, made in November 2012, allows us to repurchase up to $500 million of shares. During the 26 weeks ended August 3, 2013, we repurchased 3.4 million shares for an average price per share of $33.58, leaving $310.9 million available under the November 2012 authorization. As of September 4, 2013, we have purchased an additional 0.3 million shares of our Class A Common Stock for an average price per share of $50.27 since August 3, 2013, leaving $296.9 million available under this authorization. The amounts, timing and prices of share repurchases that are effected under the Company’s share repurchase programs, pursuant to such authorizations, are directed by our senior management.

During the first quarter of fiscal 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. During the 26 week periods ended August 3, 2013 and July 28, 2012, we paid $66.2 million and $40.3 million, respectively, in dividends. During the first and second quarters of fiscal 2012, we declared cash dividends of $0.15 per share for each quarter. During the first and second quarters of fiscal 2013, we declared cash dividends of $0.275 per share for each quarter. Our Board of Directors approved a quarterly cash dividend to our stockholders of $0.275 per Class A common share payable on September 19, 2013 to stockholders of record at the close of business on September 3, 2013. Future dividends will be subject to approval by our Board of Directors.

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

Recent Accounting Pronouncements

In July 2013, accounting standards update (“ASU”) 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carry forward, a similar tax loss, or a tax credit carry forward. This ASU will be effective for us beginning the first quarter of 2014. We do not expect that this ASU will have an impact on our consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

In March 2013, ASU 2013-05 “Foreign Currency Matters (Topic 830)” was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The ASU requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This ASU will be effective for us beginning the first quarter of 2014. We are evaluating the effect of this ASU, but do not expect it to have a significant impact on our condensed consolidated financial statements.

In February 2013, ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our condensed consolidated financial statements.

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

•

the introduction of next-generation consoles, the features of such consoles, including any restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products;

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

Interest Rate Exposure

Our Revolver’s per annum interest rate is variable and is based on one of (i) the U.S. prime rate, (ii) the LIBO rate or (iii) the U.S. federal funds rate. We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risk by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. We do not expect any material losses from our invested cash balances, and we believe that our interest rate exposure is modest.

Foreign Currency Risk

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 26 weeks ended August 3, 2013, we recognized losses of $19.7 million and $10.3 million, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. These losses were offset by gains related to the re-measurement of intercompany loans and foreign currency assets and liabilities of $22.2 million and $13.4 million, respectively. The aggregate fair value of the Foreign Currency Contracts as of August 3, 2013 was a net liability of $17.9 million as measured by observable inputs obtained from Bloomberg and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of August 3, 2013 would result in a gain or loss in value of the forwards, options and swaps of $9.2 million.

We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. We manage counterparty risk according to the guidelines and controls established under comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

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

In the ordinary course of the Company’s business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of the Company’s stockholders. Management does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on the Company’s financial condition, results of operations or liquidity.

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

The introduction of next-generation consoles could negatively impact the demand for existing products or our pre-owned business.

The introduction of next-generation consoles, the features of such consoles, including any restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products could have a negative impact on our sales and earnings.

These are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of our equity securities during the fiscal quarter ended August 3, 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
May 5 through June 1, 2013	—	$—	—	$399.8
June 2 through July 6, 2013	2,000,600	$35.97	2,000,600	$327.8
July 7 through August 3, 2013	389,200	$43.58	389,200	$310.9

Total	2,389,800	$37.21	2,389,800

(1)	In November 2012, our Board of Directors authorized $500 million to be used for share repurchases. The authorization has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation.
3.2	Third Amended and Restated Bylaws.
10.1	Amended and Restated 2011 Incentive Plan.(1)
10.2	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(2)
10.3	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(2)
10.4	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(2)
10.5	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(2)
10.6	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(2)
16.1	Letter of BDO USA LLP, dated July 18, 2013, to the Securities and Exchange Commission regarding statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.(3)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document.
101.SCH	XBRL Taxonomy Extension Schema.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase.
101.DEF	XBRL Taxonomy Extension Definition Linkbase.
101.LAB	XBRL Taxonomy Extension Label Linkbase.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
ROBERT A. LLOYD
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 11, 2013

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 11, 2013

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation.

3.2	Third Amended and Restated Bylaws.

10.1	Amended and Restated 2011 Incentive Plan.(1)

10.2	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(2)

10.3	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(2)

10.4	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(2)

10.5	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(2)

10.6	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(2)

16.1	Letter of BDO USA LLP, dated July 18, 2013, to the Securities and Exchange Commission regarding statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.(3)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.

101.LAB	XBRL Taxonomy Extension Label Linkbase.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.

(1)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.