Form 10-Q
period 2013-11-02
GameStop Corp.
filed 2013-12-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2013

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

Number of shares of $.001 par value Class A Common Stock outstanding as of December 4, 2013: 115,810,737

PART I — FINANCIAL INFORMATION

ITEM 1.    Financial Statements

GAMESTOP CORP.

CONDENSED CONSOLIDATED BALANCE SHEETS

	November 2, 2013	October 27, 2012	February 2, 2013
	(In millions, except per share data)
	(Unaudited)
ASSETS:
Current assets:
Cash and cash equivalents	$649.1	$366.4	$635.8
Receivables, net	88.6	49.6	73.6
Merchandise inventories, net	1,717.0	1,645.7	1,171.3
Deferred income taxes — current	55.0	44.6	61.7
Prepaid income taxes	30.4	46.9	—
Prepaid expenses	92.0	83.8	61.2
Other current assets	2.6	15.4	7.3

Total current assets	2,634.7	2,252.4	2,010.9

Property and equipment:
Land	21.3	22.2	22.5
Buildings and leasehold improvements	604.0	597.4	606.4
Fixtures and equipment	952.9	897.9	926.0

Total property and equipment	1,578.2	1,517.5	1,554.9
Less accumulated depreciation and amortization	1,105.3	997.6	1,030.1

Net property and equipment	472.9	519.9	524.8
Goodwill	1,371.4	1,377.9	1,383.1
Other intangible assets, net	142.9	149.7	153.4
Other noncurrent assets	120.3	49.4	61.4

Total noncurrent assets	2,107.5	2,096.9	2,122.7

Total assets	$4,742.2	$4,349.3	$4,133.6

LIABILITIES AND STOCKHOLDERS’ EQUITY:
Current liabilities:
Accounts payable	$1,501.8	$1,277.6	$870.9
Accrued liabilities	991.0	823.0	741.0
Income taxes payable	—	—	103.4

Total current liabilities	2,492.8	2,100.6	1,715.3

Deferred income taxes	26.2	55.6	31.5
Other long-term liabilities	75.9	95.5	100.5

Total long-term liabilities	102.1	151.1	132.0

Total liabilities	2,594.9	2,251.7	1,847.3

Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 116.2, 130.9 and 128.2 shares issued, 116.2, 120.9 and 118.2 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	220.8	409.8	348.3
Accumulated other comprehensive income	118.6	144.6	164.4
Retained earnings	1,807.8	1,543.1	1,773.5

Total stockholders’ equity	2,147.3	2,097.6	2,286.3

Total liabilities and stockholders’ equity	$4,742.2	$4,349.3	$4,133.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In millions, except per share data)
	(Unaudited)
Net sales	$2,106.7	$1,772.8	$5,355.7	$5,325.2
Cost of sales	1,508.3	1,215.4	3,697.6	3,648.6

Gross profit	598.4	557.4	1,658.1	1,676.6
Selling, general and administrative expenses	448.5	438.2	1,319.3	1,319.4
Depreciation and amortization	40.8	43.9	123.7	132.3
Goodwill impairments	—	627.0	—	627.0
Asset impairments	—	51.8	—	51.8

Operating earnings (loss)	109.1	(603.5)	215.1	(453.9)
Interest income	(0.3)	(0.2)	(0.5)	(0.6)
Interest expense	1.0	1.2	3.4	2.9

Earnings (loss) before income tax expense	108.4	(604.5)	212.2	(456.2)
Income tax expense	39.8	19.8	78.5	74.7

Consolidated net income (loss)	68.6	(624.3)	133.7	(530.9)
Net loss attributable to noncontrolling interests	—	—	—	0.1

Consolidated net income (loss) attributable to GameStop Corp.	$68.6	$(624.3)	$133.7	$(530.8)

Basic net income (loss) per common share attributable to GameStop Corp.	$0.59	$(5.08)	$1.14	$(4.13)

Diluted net income (loss) per common share attributable to GameStop Corp.	$0.58	$(5.08)	$1.12	$(4.13)

Dividends per common share	$0.275	$0.25	$0.825	$0.55

Weighted average shares of common stock outstanding — basic	116.8	122.8	117.7	128.5

Weighted average shares of common stock outstanding — diluted	118.1	122.8	118.9	128.5

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In millions)
	(Unaudited)
Consolidated net income (loss)	$68.6	$(624.3)	$133.7	$(530.9)
Other comprehensive income (loss):
Foreign currency translation adjustment	20.3	33.2	(45.8)	(25.2)

Total comprehensive income (loss)	88.9	(591.1)	87.9	(556.1)
Comprehensive loss attributable to noncontrolling interests	—	—	—	0.2

Comprehensive income (loss) attributable to GameStop Corp.	$88.9	$(591.1)	$87.9	$(555.9)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Common Stock				Total
	(In millions)
	(Unaudited)
Balance at February 2, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 39 weeks ended November 2, 2013	—	—	—	—	133.7	133.7
Foreign currency translation				(45.8)	—	(45.8)
Dividends[1]	—	—	—	—	(99.4)	(99.4)
Stock-based compensation	—	—	16.7	—	—	16.7
Purchase of treasury stock	(5.2)	—	(208.8)	—	—	(208.8)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $9.8)	3.2	—	64.6	—	—	64.6

Balance at November 2, 2013	116.2	$0.1	$220.8	$118.6	$1,807.8	$2,147.3

1	Dividends declared per common share were $0.825 in the 39 weeks ended November 2, 2013.

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings

	Shares	Common Stock
	(In millions) (Unaudited)
Balance at January 28, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Net loss for the 39 weeks ended October 27, 2012	—	—	—	—	(530.8)	(0.1)	(530.9)
Foreign currency translation	—	—	—	(25.1)	—	(0.1)	(25.2)
Dividends[2]	—	—	—	—	(71.8)	—	(71.8)
Stock-based compensation	—	—	15.7	—	—	—	15.7
Purchase of treasury stock	(16.7)	—	(334.7)	—	—	—	(334.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.6)	0.8	—	4.3	—	—	—	4.3

Balance at October 27, 2012	120.9	$0.1	$409.8	$144.6	$1,543.1	$—	$2,097.6

2	Dividends declared per common share were $0.55 in the 39 weeks ended October 27, 2012.

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 2, 2013	October 27, 2012
	(In millions)
	(Unaudited)
Cash flows from operating activities:
Consolidated net income (loss)	$133.7	$(530.9)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	125.7	134.2
Goodwill impairments and asset impairments	—	678.8
Amortization of deferred financing fees	0.9	0.9
Stock-based compensation expense	16.7	15.7
Deferred income taxes	0.6	(11.0)
Excess tax benefits realized from exercise of stock-based awards	(11.1)	(0.4)
Loss on disposal of property and equipment	4.4	4.7
Changes in other long-term liabilities	(23.7)	(9.5)
Changes in operating assets and liabilities, net:
Receivables, net	(15.5)	14.7
Merchandise inventories	(563.8)	(518.6)
Prepaid expenses and other current assets	(27.2)	(3.8)
Prepaid income taxes and accrued income taxes payable	(124.0)	(126.0)
Accounts payable and accrued liabilities	889.3	554.9

Net cash flows provided by operating activities	406.0	203.7

Cash flows from investing activities:
Purchase of property and equipment	(76.0)	(88.9)
Acquisitions, net of cash acquired	—	(1.5)
Investment	(62.6)	—
Other	1.3	(1.5)

Net cash flows used in investing activities	(137.3)	(91.9)

Cash flows from financing activities:
Purchase of treasury shares	(204.9)	(328.2)
Dividends paid	(98.7)	(71.4)
Borrowings from the revolver	130.0	81.0
Repayments of revolver borrowings	(130.0)	(81.0)
Issuance of shares relating to stock options	54.8	3.8
Excess tax benefits realized from exercise of stock-based awards	11.1	0.4

Net cash flows used in financing activities	(237.7)	(395.4)

Exchange rate effect on cash and cash equivalents	(17.7)	(5.0)

Net increase (decrease) in cash and cash equivalents	13.3	(288.6)
Cash and cash equivalents at beginning of period	635.8	655.0

Cash and cash equivalents at end of period	$649.1	$366.4

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

Due to the seasonal nature of the business, the results of operations for the 39 weeks ended November 2, 2013 are not indicative of the results to be expected for the 52 weeks ending February 1, 2014 (“fiscal 2013”).

Cash and Cash Equivalents

We consider all short-term, highly-liquid instruments purchased with an original maturity of three months or less to be cash equivalents. Our cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, we invest in money market investment funds holding direct U.S. Treasury obligations. Accounts payable and accrued liabilities include $240.0 million, $76.8 million and $261.1 million of outstanding checks not yet presented for payment as of the quarters ending November 2, 2013, October 27, 2012 and for the year ending February 2, 2013, respectively.

Restricted Cash

Restricted cash of $10.6 million, $12.8 million and $13.4 million as of November 2, 2013, October 27, 2012 and February 2, 2013, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our condensed consolidated balance sheets.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Revenue Recognition

Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to less than 30 days and as such our sales returns are, and have historically been, immaterial.

Recently Issued Accounting Standards

In July 2013, accounting standards update (“ASU”) 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for us beginning the first quarter of 2014. We do not expect that this ASU will have an impact on our condensed consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

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

Recently Adopted Accounting Standards

In February 2013, ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our condensed consolidated financial statements.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2.	Accounting for Stock-Based Compensation

The following is a summary of the stock-based awards granted during the periods indicated:

	39 Weeks Ended November 2, 2013		39 Weeks Ended October 27, 2012
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	457	$7.10	—	—
Restricted stock awards – time-vested	916	$24.82	784	$23.66
Restricted stock awards – performance-based	262	$24.82	626	$23.66

Total stock-based awards	1,635		1,410

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

39 Weeks Ended November 2, 2013
Volatility	46.4%
Risk-free interest rate	1.0%
Expected life (years)	5.6
Expected dividend yield	4.3%

Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In millions)
Stock-based compensation expense	$5.2	$5.3	$16.7	$15.7

As of November 2, 2013, the unrecognized compensation expense related to the unvested portion of our stock–based awards was $38.0 million, which is expected to be recognized over a weighted average period of 2.0 years. The total intrinsic value of options exercised during the 13 weeks ended November 2, 2013 and October 27, 2012 was $27.6 million and $1.1 million, respectively. The total intrinsic value of options exercised during the 39 weeks ended November 2, 2013 and October 27, 2012 was $48.7 million and $2.2 million, respectively.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.	Computation of Net Income (Loss) per Common Share

A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
	(In millions, except per share data)
Consolidated net income (loss) attributable to GameStop Corp.	$68.6	$(624.3)	$133.7	$(530.8)

Weighted average common shares outstanding	116.8	122.8	117.7	128.5
Dilutive effect of options and restricted shares on common stock(1)	1.3	—	1.2	—

Common shares and dilutive potential common shares	118.1	122.8	118.9	128.5

Net income (loss) per common share:
Basic	$0.59	$(5.08)	$1.14	$(4.13)

Diluted	$0.58	$(5.08)	$1.12	$(4.13)

(1)

Excludes 1.1 million, 4.6 million, 1.6 million and 4.2 million share-based awards for the 13 weeks ended November 2, 2013, the 13 weeks ended October 27, 2012, the 39 weeks ended November 2, 2013 and the 39 weeks ended October 27, 2012, respectively, because their effects were antidilutive.

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

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded on our condensed consolidated balance sheets (in millions):

	November 2, 2013	October 27, 2012	February 2, 2013
Assets
Foreign Currency Contracts
Other current assets	$2.6	$15.3	$7.3
Other noncurrent assets	—	1.9	0.9
Company-owned life insurance(1)	5.5	3.3	3.5

Total assets	8.1	20.5	11.7

Liabilities
Foreign Currency Contracts
Accrued liabilities	12.7	2.2	9.1
Other long-term liabilities	3.5	0.3	4.4
Nonqualified deferred compensation(2)	1.1	0.9	0.9

Total liabilities	$17.3	$3.4	$14.4

(1)	Recognized in other non-current assets in our condensed consolidated balance sheets.
(2)	Recognized in accrued liabilities in our condensed consolidated balance sheets.

We use Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $653.4 million and $574.2 million as of November 2, 2013 and October 27, 2012, respectively. The total net notional value of derivatives related to our Foreign Currency Contracts was $86.7 million and $133.9 million as of November 2, 2013 and October 27, 2012, respectively.

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Gains (losses) on the changes in fair value of derivative instruments	$2.5	$(16.7)	$(7.8)	$0.2
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(2.6)	19.0	10.8	1.0

Total	$(0.1)	$2.3	$3.0	$1.2

We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. We

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

manage counterparty risk according to the guidelines and controls established under our comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.

Nonrecurring Fair Value Measurements

In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets and liabilities that are measured at fair value on a nonrecurring basis relate primarily to our tangible property and equipment, goodwill and other intangible assets, which are remeasured when the derived fair value is below carrying value on our condensed consolidated balance sheets. For these assets, we do not periodically adjust carrying value to fair value except in the event of impairment. When we determine that impairment has occurred, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our condensed consolidated statements of operations. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 39 weeks ended November 2, 2013. During the 13 and 39 weeks ended October 27, 2012, we recorded a $678.8 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments.

The fair value remeasurements included in the goodwill, trade name and property and equipment impairments were based on significant unobservable inputs (Level 3).

Other Fair Value Disclosures

The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short maturities.

5.	Goodwill and Intangible Assets

Goodwill

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Under the provisions of Financial Accounting Standards Board Accounting Standards Codification Topic 350 (“ASC 350”), we are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have four operating segments, the United States, Australia, Canada and Europe, which also define our reporting units based upon aggregation of components with similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions. We estimate fair value of each reporting unit based on the discounted cash flows of each reporting unit. We use a two-step process to test goodwill for potential impairment. If the estimated fair value of the reporting unit is higher than its carrying value, then goodwill is not considered to be impaired. If the carrying value of the reporting unit is higher than its estimated fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test under the provisions of ASC 350. These indicators included the trading prices of our Class A Common Stock and the decrease in our market capitalization below the total amount of stockholders’ equity on our condensed consolidated balance sheet.

Upon completion of step one of the interim goodwill impairment test, we determined that the fair values of our Australia, Canada and Europe reporting units were below their carrying values and, as a result, conducted step two of the interim goodwill impairment test to determine the implied fair value of goodwill for the Australia, Canada and Europe reporting units. The calculated fair value of the United States reporting unit significantly exceeded its carrying value. Therefore, step two of the interim goodwill impairment test was not required for the United States reporting unit.

The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit goodwill. In the process of conducting the second step of the goodwill impairment test, we identified intangible assets consisting of trade names in our Australia, Canada and Europe reporting units. Additionally, we identified hypothetical unrecognized fair value changes to merchandise inventories, property and equipment, unfavorable leasehold interests and deferred income taxes. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill substantially below the carrying value of goodwill for the Australia, Canada and Europe reporting units. Accordingly, we recorded non-cash, non-tax deductible goodwill impairments for the 13 weeks ended October 27, 2012 of $107.1 million, $100.3 million and $419.6 million in our Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill.

We are currently in the process of conducting our annual step one impairment testing for fiscal 2013.

Trade Name

As a result of the impairment indicators described above, during the third quarter of fiscal 2012, we also tested our long-lived assets for impairment and concluded that our Micromania trade name was impaired. As a result of the impairment test, we recorded a $44.9 million impairment for the 13 weeks ended October 27, 2012. The fair value of our Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.

We are currently in the process of conducting our annual impairment testing of our non-amortizing intangible assets.

6.	Debt

On January 4, 2011, we entered into a $400 million credit agreement (the “Revolver”), which amended and restated our prior credit agreement entered into in October 2005. The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of November 2, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 2, 2013, we borrowed and repaid $130.0 million under the Revolver. During the 39 weeks ended October 27, 2012, we borrowed and repaid $81.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks and 39 weeks ended November 2, 2013 were $12.6 million and $18.9 million, respectively. Our average interest rates on those outstanding borrowings for the 13 weeks and 39 weeks ended November 2, 2013 were 2.6% and 2.8%, respectively. As of November 2, 2013, total availability under the Revolver was $391.0 million, there were no borrowings outstanding and standby letters of credit outstanding totaled $9.0 million. We are currently in compliance with the requirements of the Revolver.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 2, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.	Income Taxes

We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining the Company’s U.S. income tax returns for fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009. We do not anticipate any adjustments that would result in a material impact on our condensed consolidated financial statements as a result of these audits.

We accrue for the effects of uncertain tax positions and the related potential penalties and interest. Our recorded liability for unrecognized tax benefits increased by $4.9 million during the 13 weeks ended November 2, 2013 and decreased by $13.0 million during the 39 weeks ended November 2, 2013. The decrease in the liability for unrecognized tax benefits during the 39 weeks ended November 2, 2013 was primarily the result of payments made to settle certain U.S. federal income tax items and did not have a material impact on our income tax provision. There were no material adjustments to our recorded liability for unrecognized tax benefits during the 13 and 39 weeks ended October 27, 2012. It is reasonably possible that the amount of the unrecognized tax benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease during the next 12 months. At this time, an estimate of the range of the reasonably possible outcomes cannot be made.

The income tax provisions for the 13 weeks and 39 weeks ended November 2, 2013 and October 27, 2012 are based upon management’s estimate of our annualized effective income tax rate. The effective income tax rates for the 13 weeks and 39 weeks ended October 27, 2012 were impacted by the recognition of the goodwill impairment charge that was not tax deductible and the recording of valuation allowances against certain deferred tax assets.

8.	Commitments and Contingencies

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

9.	Significant Products

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$181.8	8.6%	$184.8	10.4%	$571.4	10.7%	$716.6	13.4%
New video game software	1,133.1	53.8%	769.8	43.4%	2,266.1	42.3%	1,974.7	37.1%
Pre-owned video game products	486.6	23.1%	496.3	28.0%	1,587.9	29.6%	1,677.7	31.5%
Other[1]	305.2	14.5%	321.9	18.2%	930.3	17.4%	956.2	18.0%

Total	$2,106.7	100.0%	$1,772.8	100.0%	$5,355.7	100.0%	$5,325.2	100.0%

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

1

Primarily includes video game accessories, digital content and currency, new and pre-owned tablets, smartphones and other mobile products and services, PC entertainment software, revenues associated with Game Informer magazine and membership fees related to the PowerUp Rewards loyalty program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$13.7	7.5%	$18.8	10.2%	$49.4	8.6%	$58.1	8.1%
New video game software	249.1	22.0%	174.9	22.7%	496.2	21.9%	432.6	21.9%
Pre-owned video game products	216.6	44.5%	239.9	48.3%	738.0	46.5%	813.7	48.5%
Other[1]	119.0	39.0%	123.8	38.5%	374.5	40.3%	372.2	38.9%

Total	$598.4	28.4%	$557.4	31.4%	$1,658.1	31.0%	$1,676.6	31.5%

1

Primarily includes video game accessories, digital content and currency, new and pre-owned tablets, smartphones and other mobile products and services, PC entertainment software, revenues associated with Game Informer magazine and membership fees related to the PowerUp Rewards loyalty program.

10.	Segment Information

We operate our business in the following segments: United States, Canada, Australia and Europe. Segment results for the United States include retail operations in all 50 states, the District of Columbia, Guam and Puerto Rico, the electronic commerce Web site www.gamestop.com, Game Informer magazine, the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, the streaming technology company Spawn Labs, and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail store operations in 11 European countries and e-commerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from continuing operations before intercompany royalty fees, net interest expense and income taxes. There has been no material change in total assets by segment since February 2, 2013. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. Information on segments appears in the following tables:

Net sales by segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
United States	$1,434.8	$1,204.3	$3,730.1	$3,722.1
Canada	125.4	101.3	281.1	275.8
Australia	137.3	125.7	363.8	361.1
Europe	409.2	341.5	980.7	966.2

Total	$2,106.7	$1,772.8	$5,355.7	$5,325.2

GAMESTOP CORP.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Operating earnings (loss) by segment were as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
United States	$70.3	$51.1	$206.5	$206.8
Canada	11.2	(96.1)	13.0	(93.2)
Australia	10.1	(102.6)	12.7	(100.3)
Europe	17.5	(455.9)	(17.1)	(467.2)

Total operating earnings (loss)	109.1	(603.5)	215.1	(453.9)
Interest income	(0.3)	(0.2)	(0.5)	(0.6)
Interest expense	1.0	1.2	3.4	2.9

Earnings (loss) before income tax expense	$108.4	$(604.5)	$212.2	$(456.2)

11.	Supplemental Cash Flow Information

	39 Weeks Ended
	November 2, 2013	October 27, 2012
Cash paid (in millions) during the period for:
Interest	$2.1	$1.9

Income taxes	$212.3	$211.5

12.	Subsequent Events

Dividend

On November 19, 2013, the Board of Directors of the Company approved a quarterly cash dividend to its stockholders of $0.275 per share of Class A Common Stock payable on December 19, 2013 to stockholders of record at the close of business on December 4, 2013. Future dividends will be subject to approval by our Board of Directors.

Share Repurchase

On November 19, 2013, our Board of Directors authorized us to use $500 million to repurchase shares of our Class A Common Stock, replacing the remaining $209.9 million authorization. As of December 4, 2013, we have purchased an additional 0.4 million shares of our Class A Common Stock for an average price per share of $50.75 since November 2, 2013.

Acquisition

On November 3, 2013, we completed the acquisition of Spring Communications, Inc., a wireless solutions retailer, for a purchase price of $62.6 million and the assumption of $34.5 million in term loans and a line of credit, of which $31.9 million was repaid on November 15, 2013. We funded the acquisition on November 1, 2013. The investment is included in our United States reporting segment in other long-term assets and is not expected to have a material impact to our financial position or results of operations in fiscal 2013.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K for the fiscal year ended February 2, 2013 filed with the Securities and Exchange Commission (the “SEC”) on April 3, 2013 (the “Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.

General

GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, accessories, PC entertainment software, new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of November 2, 2013, we operated 6,488 stores in the United States, Australia, Canada and Europe. We also operate electronic commerce Web sites including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; Spawn Labs, a streaming technology company; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com.

Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending February 1, 2014 (“fiscal 2013”) consists of 52 weeks and the fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks.

Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments in both chip processing speeds and data storage provide significant improvements in advanced graphics, audio quality and other entertainment capabilities beyond video gaming. The previous generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) was introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011 and the Sony PlayStation Vita was introduced in February 2012. The newest console cycle began when Nintendo launched the Wii U in November 2012 as the next generation of the Wii and Sony and Microsoft launched their next generation of consoles, the PlayStation 4 and Xbox One, in November 2013. Typically, following the introduction of new video game consoles, our sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game consoles mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percentage in the first full year following new console releases and an increase in gross margin percentage in the years subsequent to the first full year following the launch period. The launches of the Sony PlayStation 4 and Microsoft Xbox One are anticipated to reduce our overall gross margin percentage in the fourth quarter of fiscal 2013. Unit sales of maturing video game consoles are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. We have seen declines in new hardware and software sales in fiscal 2012 and fiscal 2013 in the previous generation of consoles due to the longevity of the previous console cycle and the anticipated launch of the new consoles.

We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content, Xbox LIVE, PlayStation and Nintendo network points cards, as well as prepaid digital and online timecards. We expect our sales of digital products to continue to increase in the near term. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

In fiscal 2011, we also launched our mobile business and began selling an assortment of tablets and accessories. We also sell and accept trades of pre-owned mobile devices in our stores. We currently sell mobile devices and accessories in all of our stores in the United States and in a majority of stores in our international markets.

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

Consolidated Results of Operations

The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	71.6	68.6	69.0	68.5

Gross profit	28.4	31.4	31.0	31.5
Selling, general and administrative expenses	21.3	24.7	24.6	24.8
Depreciation and amortization	1.9	2.5	2.3	2.4
Goodwill impairments	—	35.3	—	11.8
Asset impairments	—	2.9	—	1.0

Operating earnings (loss)	5.2	(34.0)	4.1	(8.5)
Interest expense, net	—	0.1	0.1	0.1

Earnings (loss) before income tax expense	5.2	(34.1)	4.0	(8.6)
Income tax expense	1.9	1.1	1.5	1.4

Consolidated net income (loss)	3.3	(35.2)	2.5	(10.0)
Net loss attributable to noncontrolling interests	—	—	—	—

Consolidated net income (loss) attributable to GameStop Corp.	3.3%	(35.2)%	2.5%	(10.0)%

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

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$181.8	8.6%	$184.8	10.4%	$571.4	10.7%	$716.6	13.4%
New video game software	1,133.1	53.8%	769.8	43.4%	2,266.1	42.3%	1,974.7	37.1%
Pre-owned video game products	486.6	23.1%	496.3	28.0%	1,587.9	29.6%	1,677.7	31.5%
Other[1]	305.2	14.5%	321.9	18.2%	930.3	17.4%	956.2	18.0%

Total	$2,106.7	100.0%	$1,772.8	100.0%	$5,355.7	100.0%	$5,325.2	100.0%

1

Primarily includes video game accessories, digital content and currency, new and pre-owned tablets, smartphones and other mobile products and services, PC entertainment software, revenues associated with Game Informer magazine and membership fees related to the PowerUp Rewards loyalty program.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 2, 2013		October 27, 2012		November 2, 2013		October 27, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$13.7	7.5%	$18.8	10.2%	$49.4	8.6%	$58.1	8.1%
New video game software	249.1	22.0%	174.9	22.7%	496.2	21.9%	432.6	21.9%
Pre-owned video game products	216.6	44.5%	239.9	48.3%	738.0	46.5%	813.7	48.5%
Other[1]	119.0	39.0%	123.8	38.5%	374.5	40.3%	372.2	38.9%

Total	$598.4	28.4%	$557.4	31.4%	$1,658.1	31.0%	$1,676.6	31.5%

1

Primarily includes video game accessories, digital content and currency, new and pre-owned tablets, smartphones and other mobile products and services, PC entertainment software, revenues associated with Game Informer magazine and membership fees related to the PowerUp Rewards loyalty program.

13 weeks ended November 2, 2013 compared with the 13 weeks ended October 27, 2012

Net Sales

Net sales increased by $333.9 million, or 18.8%, from $1,772.8 million in the 13 weeks ended October 27, 2012 to $2,106.7 million in the 13 weeks ended November 2, 2013. The increase in net sales was primarily attributable to an increase in comparable store sales of 20.5% for the third quarter of fiscal 2013, offset slightly by changes related to foreign exchange rates, which had the effect of decreasing net sales by $1.1 million when compared to the third quarter of fiscal 2012. The increase in comparable store sales was primarily attributable to strong performance of recently released new titles, such as Grand Theft Auto V, Pokemon X&Y, Assassin’s Creed IV: Black Flag and Battlefield 4. Refer to the note to the Selected Financial Data table in “Item 6. Selected Financial Data” in our Form 10-K for a discussion of the calculation of comparable store sales.

New video game hardware sales decreased $3.0 million, or 1.6%, from $184.8 million in the 13 weeks ended October 27, 2012 to $181.8 million in the 13 weeks ended November 2, 2013. New video game hardware sales in the United States increased $7.9 million due to increased demand for the Nintendo 3DS and the launch of the Nintendo 2DS during the 2013 period and decreased $10.9 million in the international segments due to lower hardware unit sell-through related to being in the late stages of the current console cycle.

New video game software sales increased $363.3 million, or 47.2%, from $769.8 million in the 13 weeks ended October 27, 2012 to $1,133.1 million in the 13 weeks ended November 2, 2013, primarily due to strong performance of recently released new titles as described above and a shift of one large title launch from the fourth quarter into the third quarter of fiscal 2013 as compared to fiscal 2012.

Pre-owned video game product sales decreased by $9.7 million, or 2.0%, from $496.3 million in the 13 weeks ended October 27, 2012 to $486.6 million in the 13 weeks ended November 2, 2013. The decrease in pre-owned video game product sales was primarily due to a typical decline during the period when a major new title launch occurs in a non-holiday quarter, as was the case with Grand Theft Auto V.

Other product sales decreased $16.7 million, or 5.2%, from $321.9 million in the 13 weeks ended October 27, 2012 to $305.2 million in the 13 weeks ended November 2, 2013. The decrease in other product sales was primarily due to declines in sales of PC entertainment software as the 2012 period included two strong PC title launches. Also contributing to the decrease was a decline in sales of video game accessories of $5.1 million due to nearing the end of the previous console cycle. These declines were slightly offset by increases in sales of digital and mobile products of $12.4 million as we continue to focus on expanding these lines of business.

As a percentage of net sales, new video game hardware sales, pre-owned video game product sales and other product sales decreased and new video game software sales increased in the 13 weeks ended November 2, 2013 compared to the 13 weeks ended October 27, 2012. The change in the mix of sales was due primarily to the substantial increase in new video game software sales discussed above.

Cost of Sales

Cost of sales increased by $292.9 million, or 24.1%, from $1,215.4 million in the 13 weeks ended October 27, 2012 to $1,508.3 million in the 13 weeks ended November 2, 2013 as a result of the increase in sales discussed above and the changes in gross profit discussed below.

Gross Profit

Gross profit increased by $41.0 million, or 7.4%, from $557.4 million in the 13 weeks ended October 27, 2012 to $598.4 million in the 13 weeks ended November 2, 2013. Gross profit as a percentage of net sales decreased from 31.4% in the 13 weeks ended October 27, 2012 to 28.4% in the 13 weeks ended November 2, 2013. The gross profit percentage decrease was primarily due to a shift in sales to new video game software.

Gross profit as a percentage of sales on new video game hardware decreased from 10.2% in the 13 weeks ended October 27, 2012 to 7.5% in the 13 weeks ended November 2, 2013 due to the mix of hardware products sold. Gross profit as a percentage of sales on new video game software decreased from 22.7% in the 13 weeks ended October 27, 2012 to 22.0% in the 13 weeks ended November 2, 2013, primarily due to lower margins on new software releases. Gross profit as a percentage of sales on pre-owned video game products decreased from 48.3% in the 13 weeks ended October 27, 2012 to 44.5% in the 13 weeks ended November 2, 2013 due to an increase in promotional offers when compared to the prior year and aggressive trade offers to provide consumers with trade currency to drive new console pre-orders by making them more affordable. Gross profit as a percentage of sales on other product sales increased from 38.5% in the 13 weeks ended October 27, 2012 to 39.0% in the 13 weeks ended November 2, 2013, primarily due to changes in sales mix.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $10.3 million, or 2.4%, from $438.2 million in the 13 weeks ended October 27, 2012 to $448.5 million in the 13 weeks ended November 2, 2013. This increase was primarily attributable to the increase in variable costs associated with the new video game title launches during the 2013 period. The increase also includes changes in foreign exchange rates which had the effect of increasing expenses by $1.0 million when compared to the third quarter of fiscal 2012. Selling, general and administrative expenses as a percentage of net sales decreased from 24.7% in the 13 weeks ended October 27, 2012 to 21.3% in the 13 weeks ended November 2, 2013. The decrease in selling, general and administrative expenses as a percentage of net sales was primarily due to leveraging of fixed costs as a result of the increase in comparable store sales during the third quarter of fiscal 2013. Included in selling, general and administrative expenses are $5.2 million and $5.3 million of stock-based compensation expense for the 13-week periods ended November 2, 2013 and October 27, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $3.1 million, or 7.1%, from $43.9 million in the 13 weeks ended October 27, 2012 to $40.8 million in the 13 weeks ended November 2, 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, due in part to significant investments in our loyalty and digital initiatives in past years, as well as decreases in new store openings and investments in management information systems.

Goodwill and Asset Impairments Charge

During the 13 weeks ended October 27, 2012, the Company recorded a $678.8 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments. There were no impairments recorded during the 13 weeks ended November 2, 2013.

Interest Income and Expense

Interest income from the investment of excess cash balances increased slightly from $0.2 million in the 13 weeks ended October 27, 2012 to $0.3 million in the 13 weeks ended November 2, 2013. Interest expense decreased slightly from $1.2 million in the 13 weeks ended October 27, 2012 to $1.0 million in the 13 weeks ended November 2, 2013.

Income Tax

Income tax expense was $39.8 million, or 36.7% of earnings before income tax expense, for the 13 weeks ended November 2, 2013 compared to $19.8 million, or (3.3)% of loss before income tax expense for the 13 weeks ended October 27, 2012 and was based upon an estimate of our annualized effective tax rate. The change in the effective income tax rate was due primarily to the recognition of the goodwill impairment charge which was not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment in the 13 weeks ended October 27, 2012. Without the effect of the goodwill impairments, the asset impairments and the recording of the valuation allowances, the effective income tax rate would have been 36.5% for the 13 weeks ended October 27, 2012.

Operating Earnings (Loss) and Net Income (Loss)

The factors described above led to an increase in operating earnings of $712.6 million from $603.5 million of operating loss in the 13 weeks ended October 27, 2012 to $109.1 million of operating earnings in the 13 weeks ended November 2, 2013, and an increase in consolidated net income of $692.9 million from $624.3 million of consolidated net loss in the 13 weeks ended October 27, 2012 to $68.6 million of consolidated net income in the 13 weeks ended November 2, 2013. The increase in operating earnings and consolidated net income is primarily attributable to the third quarter fiscal 2012 goodwill and asset impairments. Excluding the impact of the goodwill and other impairment charges of $678.8 million, operating earnings would have been $75.3 million and consolidated net income would have been $47.2 million in the 13 weeks ended October 27, 2012.

39 weeks ended November 2, 2013 compared with the 39 weeks ended October 27, 2012

Net Sales

Net sales increased by $30.5 million, or 0.6%, from $5,325.2 million in the 39 weeks ended October 27, 2012 to $5,355.7 million in the 39 weeks ended November 2, 2013. The increase in net sales was primarily attributable to an increase in comparable store sales of 1.3% for the 39 weeks ended November 2, 2013 when compared to the 39 weeks ended October 27, 2012, partially offset by changes related to foreign exchange rates, which had the effect of decreasing sales by $5.2 million for the 39 weeks ended November 2, 2013 when compared to the 39 weeks ended October 27, 2012. The increase in comparable store sales was primarily due to strong sales performance during the 13 weeks ended November 2, 2013.

New video game hardware sales decreased $145.2 million, or 20.3%, from $716.6 million in the 39 weeks ended October 27, 2012 to $571.4 million in the 39 weeks ended November 2, 2013. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to the late stages of the previous console cycle and higher sales of the Sony PlayStation Vita in fiscal 2012 due to its launch in the first quarter of that year. These sales declines were offset partially by sales of the Nintendo Wii U which launched in the fourth quarter of fiscal 2012.

New video game software sales increased $291.4 million, or 14.8%, from $1,974.7 million in the 39 weeks ended October 27, 2012 to $2,266.1 million in the 39 weeks ended November 2, 2013, primarily due to strong performance of new titles that were released during the 13 weeks ended November 2, 2013.

Pre-owned video game product sales decreased $89.8 million, or 5.4%, from $1,677.7 million in the 39 weeks ended October 27, 2012 to $1,587.9 million in the 39 weeks ended November 2, 2013. The decrease in pre-owned video game product sales was primarily due to lower store traffic during the first half of fiscal 2013 related to lower video game demand due to the late stages of the previous console cycle.

Other product sales decreased by $25.9 million, or 2.7%, from $956.2 million in the 39 weeks ended October 27, 2012 to $930.3 million in the 39 weeks ended November 2, 2013. The decrease in other product sales was primarily due to a decline in sales of PC entertainment software due to strong launches of PC titles during the 2012 period. Additionally, sales of video game accessories declined $47.2 million during 2013 due to nearing the end of the previous console cycle. Offsetting the declines in sales of PC entertainment software and video game accessories were increases in sales of digital and mobile products of $98.0 million as we continue to focus on expanding these lines of business.

As a percentage of net sales, new video game software sales increased and new video game hardware sales, pre-owned video game product sales and other product sales decreased in the 39 weeks ended November 2, 2013 compared to the 39 weeks ended October 27, 2012. The change in the mix of sales was primarily due to the increase in new video game software sales as discussed above.

Cost of Sales

Cost of sales increased by $49.0 million, or 1.3%, from $3,648.6 million in the 39 weeks ended October 27, 2012 to $3,697.6 million in the 39 weeks ended November 2, 2013, primarily as a result of the increase in sales and the changes in gross profit discussed below.

Gross Profit

Gross profit decreased by $18.5 million, or 1.1%, from $1,676.6 million in the 39 weeks ended October 27, 2012 to $1,658.1 million in the 39 weeks ended November 2, 2013. Gross profit as a percentage of net sales decreased from 31.5% in the 39 weeks ended October 27, 2012 to 31.0% in the 39 weeks ended November 2, 2013. The gross profit percentage decrease was primarily due to the change in sales mix driven by the increase in new video game software sales as a percentage of total net sales, partially offset by the increase in gross profit as a percentage of sales on new video game hardware products and other video game products. Gross profit as a percentage of sales on new video game hardware increased from 8.1% in the 39 weeks ended October 27, 2012 to 8.6% in the 39 weeks ended November 2, 2013 primarily due to an increase in the attachment rate of product replacement plan sales on new hardware units when compared to the prior year. Gross profit as a percentage of sales on new video game software was 21.9% for both the 39 weeks ended October 27, 2012 and the 39 weeks ended November 2, 2013. Gross profit as a percentage of sales on pre-owned video game products decreased from 48.5% in the 39 weeks ended October 27, 2012 to 46.5% in the 39 weeks ended November 2, 2013 primarily due to aggressive trade offers made in the current year in order to provide consumers with trade currency to help make new consoles more affordable. Gross profit as a percentage of sales on other product sales increased from 38.9% in the 39 weeks ended October 27, 2012 to 40.3% in the 39 weeks ended November 2, 2013 primarily due to the increase in digital sales and a decrease in sales of PC entertainment software in the 39 weeks ended November 2, 2013 when compared to the 39 weeks ended October 27, 2012. New PC entertainment software has a lower gross profit percentage than accessories, mobile or digital sales.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.1 million, from $1,319.4 million in the 39 weeks ended October 27, 2012 to $1,319.3 million in the 39 weeks ended November 2, 2013. This decrease was the net result of cost control activities during the first half of the current year associated with the decline in sales at the end of the previous console cycle and lower current year store counts, partially offset by higher variable costs associated with the increase in comparable store sales during the 13 weeks ended November 2, 2013. Selling, general and administrative expenses as a percentage of net sales decreased slightly from 24.8% in the 39 weeks ended October 27, 2012 to 24.6% in the 39 weeks ended November 2, 2013. Included in selling, general and administrative expenses is $16.7 million and $15.7 million of stock-based compensation expense for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively.

Depreciation and Amortization

Depreciation and amortization expense decreased $8.6 million, or 6.5%, from $132.3 million in the 39 weeks ended October 27, 2012 to $123.7 million in the 39 weeks ended November 2, 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.

Goodwill and Asset Impairments Charge

During the 39 weeks ended October 27, 2012, the Company recorded a $678.8 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $6.9 million of property and equipment impairments. There were no impairments recorded during the 39 weeks ended November 2, 2013.

Interest Income and Expense

Interest income from the investment of excess cash balances decreased slightly from $0.6 million in the 39 weeks ended October 27, 2012 to $0.5 million in the 39 weeks ended November 2, 2013. Interest expense increased from $2.9 million in the 39 weeks ended October 27, 2012 to $3.4 million in the 39 weeks ended November 2, 2013.

Income Tax

Income tax expense for the 39 weeks ended October 27, 2012 and the 39 weeks ended November 2, 2013 was based upon management’s estimate of the Company’s annualized effective income tax rate. Income tax expense was $74.7 million, or (16.4)%, of loss before income tax expense for the 39 weeks ended October 27, 2012 compared to $78.5 million, or 37.0%, of earnings before income tax expense for the 39 weeks ended November 2, 2013. The change in the effective income tax rate was due primarily to the recognition of the goodwill impairment charge in the 39 weeks ended October 27, 2012 which was not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment during the 39 weeks ended October 27, 2012. Without the effect of the goodwill impairments, the asset impairments and the recording of the valuation allowances, the effective income tax rate would have been 36.8% for the 39 weeks ended October 27, 2012.

Operating Earnings (Loss) and Net Income (Loss)

The factors described above led to an increase in operating earnings of $669.0 million from $453.9 million of operating loss in the 39 weeks ended October 27, 2012 to $215.1 million of operating earnings in the 39 weeks ended November 2, 2013, and an increase in consolidated net income of $664.6 million from $530.9 million of consolidated net loss in the 39 weeks ended October 27, 2012 to $133.7 million of consolidated net income in the 39 weeks ended November 2, 2013. The increase in operating earnings and consolidated net income is primarily attributable to the third quarter fiscal 2012 goodwill and asset impairments. Excluding the impact of the goodwill and other impairment charges of $678.8 million, operating earnings would have been $224.9 million and consolidated net income would have been $140.7 million in the 39 weeks ended October 27, 2012.

Noncontrolling Interests

The $0.1 million net loss attributable to noncontrolling interests for the 39 weeks ended October 27, 2012, represents the portion of the minority interest stockholders’ net loss of our non-wholly owned subsidiaries included in our consolidated net income (loss). The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.

Segment Performance

We operate our business in the following segments: United States, Australia, Canada and Europe. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:

Net sales by operating segment are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
United States	$1,434.8	$1,204.3	$3,730.1	$3,722.1
Canada	125.4	101.3	281.1	275.8
Australia	137.3	125.7	363.8	361.1
Europe	409.2	341.5	980.7	966.2

Total	$2,106.7	$1,772.8	$5,355.7	$5,325.2

Operating earnings (loss) by segment are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2013	October 27, 2012	November 2, 2013	October 27, 2012
United States	$70.3	$51.1	$206.5	$206.8
Canada	11.2	(96.1)	13.0	(93.2)
Australia	10.1	(102.6)	12.7	(100.3)
Europe	17.5	(455.9)	(17.1)	(467.2)

Total	$109.1	$(603.5)	$215.1	$(453.9)

United States

Segment results for the United States include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, Spawn Labs and an online consumer electronics marketplace available at www.buymytronics.com. As of November 2, 2013, the United States segment included 4,272 stores, compared to 4,471 stores on October 27, 2012.

Net sales for the 13 weeks ended November 2, 2013 increased $230.5 million, or 19.1%, compared to the 13 weeks ended October 27, 2012 due primarily to a 23.1% increase in comparable store sales. The increase in comparable store sales was primarily due to the launch of new release video game titles and an increase in Nintendo handheld hardware sales during the quarter. Net sales for the 39 weeks ended November 2, 2013 increased $8.0 million, or 0.2%, compared to the 39 weeks ended October 27, 2012 due primarily to a 1.8% increase in comparable store sales. The increase in comparable store sales was primarily due to strong performance of new video game title releases during the 13 weeks ended November 2, 2013, which more than offset the declines that had been experienced during the first half of the year.

Segment operating earnings for the 13 weeks ended November 2, 2013 increased by $19.2 million compared to the 13 weeks ended October 27, 2012, driven primarily by the current year increase in net sales. Segment operating earnings for the 39 weeks ended November 2, 2013 decreased slightly by $0.3 million compared to the 39 weeks ended October 27, 2012. During the fiscal 2012 period, $4.4 million in property and equipment impairments was recognized.

Canada

Segment results for Canada include retail operations in Canada and their e-commerce site. As of November 2, 2013, the Canadian segment had 334 stores, compared to 339 stores at October 27, 2012. Net sales in the Canadian segment in the 13 and 39 weeks ended November 2, 2013 increased 23.8% and 1.9%, respectively, compared to the 13 and 39 weeks ended October 27, 2012. The increase in net sales was primarily due to an increase in comparable store sales of 33.3% and 7.3%, respectively, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $6.6 million and $9.6 million, respectively, in the 13 and 39 weeks ended November 2, 2013 when compared to the same periods in fiscal 2012. Excluding the impact of changes in exchange rates, net sales in the Canadian segment increased by 30.3% and 5.4%, respectively, in the 13 and 39 weeks ended November 2, 2013 when compared to the same periods in fiscal 2012. The increase in comparable store sales was primarily due to the strength of new title releases.

Segment operating earnings for the 13 and 39 weeks ended November 2, 2013 increased by $107.3 million and $106.2 million, respectively, compared to the 13 and 39 weeks ended October 27, 2012, driven primarily by the goodwill and asset impairment charge of $100.5 million during the third quarter of fiscal 2012. Excluding the impact of the goodwill and asset impairment charges in 2012, segment operating earnings were $4.4 million and $7.3, respectively, in the 13 and 39 weeks ended October 27, 2012 compared to $11.2 million and $13.0 million, respectively, in the 13 and 39 weeks ended November 2, 2013, with increases driven by sales increases.

Australia

Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of November 2, 2013, the Australian segment included 416 stores, compared to 419 stores at October 27, 2012. Net sales for the 13 and 39 weeks ended November 2, 2013 increased by 9.2% and 0.7%, respectively, when compared to the 13 and 39 weeks ended October 27, 2012. The increase in net sales for the 13 weeks ended November 2, 2013 was primarily due to an increase in comparable store sales of 22.0%, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $14.1 million when compared to the same period in fiscal 2012. The increase in comparable store sales in the third quarter of fiscal 2013 was primarily due to the new video game releases. The increase in net sales for the 39 weeks ended November 2, 2013 resulted from a 7.4% increase in comparable store sales, largely offset by the impact of exchange rates, which had the effect of decreasing sales by $23.3 million when compared to the same period in fiscal 2012. Excluding the impact of changes in exchange rates, net sales in the Australian segment increased by 20.4% and 7.2% in the 13 and 39 weeks ended November 2, 2013, respectively, compared to the same periods in fiscal 2012.

Segment operating earnings in the 13 and 39 weeks ended November 2, 2013 increased by $112.7 million and $113.0 million, respectively, when compared to the 13 and 39 weeks ended October 27, 2012, driven by the goodwill and asset impairment charges of $107.4 million during the third quarter of fiscal 2012. Excluding the impact of the goodwill and asset impairment charges in 2012, segment operating earnings were $4.8 million and $7.1 million, respectively, in the 13 and 39 weeks ended October 27, 2012 compared to $10.1 million and $12.7 million, respectively, in the 13 and 39 weeks ended November 2, 2013. Excluding the impact of the goodwill and asset impairment charges, the improvement in operating earnings was primarily the result of current year increases in comparable store sales.

Europe

Segment results for Europe include retail store operations in 11 European countries and e-commerce sites in six countries. As of November 2, 2013, the European segment operated 1,466 stores compared to 1,421 stores as of October 27, 2012. For the 13 and 39 weeks ended November 2, 2013, European net sales increased 19.8% and 1.5%, respectively, compared to the 13 and 39 weeks ended October 27, 2012. Excluding the impact of changes in exchange rates, net sales in the European segment increased 14.1% and decreased 1.4%, respectively, in the 13 and 39 weeks ended November 2, 2013 when compared to the prior fiscal year periods. The increase in sales in the 13 weeks ended November 2, 2013 is primarily due to an increase in comparable store sales of 9.2% as a result of new video game launches. The increase in sales in the 39 weeks ended November 2, 2013 is primarily due to the impact of exchange rates, which had the effect of increasing sales by $27.7 million when compared to the same period in fiscal 2012, partially offset by a 4.3% decrease in sales at comparable stores during the period. The decrease in sales at comparable stores for the 39 weeks ended November 2, 2013 was primarily due to weak consumer traffic and a slow-down in hardware unit sell-through as a result of the late stages of the previous console cycle and a decrease in sales of PC entertainment software during the first half of the year.

The segment operating earnings in Europe for the 13 and 39 weeks ended November 2, 2013 improved by $473.4 million and $450.1 million, respectively, when compared to the 13 and 39 weeks ended October 27, 2012. The improvement in operating earnings was driven by the goodwill, trade name and asset impairment charges of $466.5 million during the third quarter of fiscal 2012. Excluding the impact of the goodwill, trade name and asset impairment charges in 2012, segment operating earnings were $10.6 million in the 13 weeks ended October 27, 2012 and segment operating loss was $0.7 million in the 39 weeks ended October 27, 2012 compared to segment operating earnings of $17.5 million in the 13 weeks ended November 2, 2013 and segment operating loss of $17.1 million in the 39 weeks ended November 2, 2013. Excluding the impact of the goodwill and asset impairment charges, the improvement in operating earnings for the 13 weeks ended November 2, 2013 was primarily the result of current year increases in comparable store sales, while decreases in comparable store sales during the first half of 2013 increased the operating loss for the 39 weeks ended November 2, 2013.

Seasonality

Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources

Cash Flows

During the 39 weeks ended November 2, 2013, cash provided by operations was $406.0 million, compared to cash provided by operations of $203.7 million during the 39 weeks ended October 27, 2012. The increase in cash flow from operations of $202.3 million was primarily due to an increase in cash provided by operations for working capital which increased $237.6 million from a use of $78.8 million in the 39 weeks ended October 27, 2012 to cash provided of $158.8 million in the 39 weeks ended November 2, 2013. The increase in cash provided by operations for working capital was due primarily to the change in cash related to accounts payable and accrued liabilities. Accounts payable increased in the 39 weeks ended November 2, 2013 as compared to the 39 weeks ended October 27, 2012 from timing of payments and inventory purchases for the launch of the new consoles while accrued liabilities increased due to an increase in reservations related to the release of the new consoles. The increase in cash provided by working capital was slightly offset by a decrease in consolidated net income adjusted for non-cash items of $21.1 million.

Cash used in investing activities was $137.3 million and $91.9 million during the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The $45.4 million increase in cash used for investing activities is due to $62.6 million of cash that was used to fund an acquisition during the 39 weeks ended November 2, 2013 slightly offset by a decrease in cash used for opening new stores and remodeling existing stores, investing in information systems and in digital initiatives.

Cash used in financing activities was $237.7 million and $395.4 million for the 39 weeks ended November 2, 2013 and October 27, 2012, respectively. The $157.7 million decrease in the cash used in financing activities is mainly due to a decrease of $123.3 million used in the purchase of treasury shares and an increase of $51.0 million in cash provided by the issuance of shares related to stock option exercises. These decreases in cash used in financing activities were slightly offset by a $27.3 million increase in dividends paid in the 39 weeks ended November 2, 2013 as compared to the 39 weeks ended October 27, 2012.

Sources of Liquidity

We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.

On January 4, 2011, we entered into a $400 million credit agreement (the “Revolver”), which amended and restated our prior credit agreement entered into in October 2005. The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of the Company’s and its domestic subsidiaries’ assets. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.

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

The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of November 2, 2013, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 2, 2013, we borrowed and repaid $130.0 million under the Revolver. During the 39 weeks ended October 27, 2012, we borrowed and repaid $81.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks and 39 weeks ended November 2, 2013 were $12.6 million and $18.9 million, respectively. Our average interest rates on those outstanding borrowings for the 13 weeks and 39 weeks ended November 2, 2013 were 2.6% and 2.8%, respectively. As of November 2, 2013, total availability under the Revolver was $391.0 million, there were no borrowings outstanding and standby letters of credit outstanding totaled $9.0 million. We are currently in compliance with the requirements of the Revolver.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 2, 2013, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.

Uses of Capital

Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. We opened 93 stores in the 39 weeks ended November 2, 2013 and we expect to open approximately 100 stores in fiscal 2013, including the 44 stores acquired in France during the first quarter. Capital expenditures for fiscal 2013 are projected to be approximately $135 million, to be used primarily to fund continued digital initiatives, new store openings, store remodels and invest in distribution and information systems in support of operations.

Since 2010, our Board of Directors has from time to time authorized the repurchase of our common stock. During the 39 weeks ended November 2, 2013, we repurchased 5.2 million shares for an average price per share of $39.81, leaving $216.5 million available under the November 2012 authorization of $500 million. On November 19, 2013, the Board of Directors authorized a new $500 million share repurchase plan, replacing the $209.9 million remaining under the November 2012 authorization. As of December 4, 2013, we have purchased an additional 0.4 million shares of our Class A Common Stock for an average price per share of $50.75 since November 2, 2013, leaving $487.0 million available under the November 2013 authorization. The amounts, timing and prices of share repurchases that are effected under the Company’s share repurchase programs, pursuant to such authorizations, are directed by our senior management.

During the first quarter of fiscal 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. During the 39 week periods ended November 2, 2013 and October 27, 2012, we paid $98.7 million and $71.4 million, respectively, in dividends. During the first and second quarters of fiscal 2012, we declared cash dividends of $0.15 per share for each quarter. During the third quarter of fiscal 2012, we declared cash dividends of $0.25 per share. During the first, second and third quarters of fiscal 2013, we declared cash dividends of $0.275 per share for each quarter. In addition, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.275 per Class A common share payable on December 19, 2013 to stockholders of record at the close of business on December 4, 2013. Future dividends will be subject to approval by our Board of Directors.

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

Recent Accounting Pronouncements

In July 2013, accounting standards update (“ASU”) 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for us beginning the first quarter of 2014. We do not expect that this ASU will have an impact on our condensed consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.

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

In February 2013, ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our condensed consolidated financial statements.

Disclosure Regarding Forward-looking Statements

This report on Form 10-Q and other oral and written statements made by the Company to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•

the introduction of next-generation consoles, the current or future features of such consoles, including any restrictions or conditions that may adversely affect our pre-owned business, and the impact on demand for existing products;

•	our reliance on suppliers and vendors for sufficient quantities of their products and for new product releases;

•	general economic conditions in the U.S. and internationally and specifically, economic conditions affecting Europe, the video game industry and the retail industry;

•	alternate sources of distribution of video game software and content;

•	alternate means to play video games;

•	the competitive environment in the video game industry;

•	the growth of mobile, social and browser gaming;

•	our ability to open and operate new stores and to efficiently close underperforming stores;

•	our ability to attract and retain qualified personnel;

•

the failure to achieve the anticipated benefits from new ventures and transactions and our ability to effectively integrate and operate acquired companies, including digital gaming, technology-based or mobile companies that are outside of the Company’s historical operating expertise;

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

Foreign Currency Risk

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “Foreign Currency Contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the 13 and 39 week periods ended November 2, 2013, we recognized gains (losses) of $2.5 million and ($7.8) million, respectively, in selling, general and administrative expenses related to the trading of derivative instruments. These gains (losses) were offset by gains (losses) related to the re-measurement of intercompany loans and foreign currency assets and liabilities of ($2.6) million and $10.8 million, respectively, for the 13 and 39 week periods ended November 2, 2013. The aggregate fair value of the Foreign Currency Contracts as of November 2, 2013 was a net liability of $13.6 million as measured by observable inputs obtained from Bloomberg and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the Foreign Currency Contracts from the market rate as of November 2, 2013 would result in a gain or loss in value of the forwards, options and swaps of $10.3 million.

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

The introduction of next-generation consoles, the features of such consoles, including any future restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products could have a negative impact on our sales and earnings.

These are not the only risks we face. Our operations could also be affected by additional factors that are not presently known to us or by factors that we currently consider immaterial to our business.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Purchases of our equity securities during the fiscal quarter ended November 2, 2013 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
August 4 through August 31, 2013	198,400	$50.31	198,400	$300.9
September 1 through October 5, 2013	939,000	$50.54	939,000	$253.4
October 6 through November 2, 2013	699,600	$52.79	699,600	$216.5

Total	1,837,000	$51.37	1,837,000

(1)

In November 2012, the Board of Directors authorized $500 million to be used for share repurchases. In November 2013, the Board of Directors authorized $500 million to be used for share repurchases, replacing the November 2012 authorization. The November 2013 $500 million authorization has no expiration date.

ITEM 6.	Exhibits

Exhibits

Exhibit Number	Description
3.1	Third Amended and Restated Certificate of Incorporation.(1)
3.2	Third Amended and Restated Bylaws.(1)
10.1	Amended and Restated 2011 Incentive Plan.(2)
10.2	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(3)
10.3	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(3)
10.4	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended on November 13, 2013.(4)
10.5	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(3)
10.6	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(3)
10.7	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(3)
16.1	Letter of BDO USA LLP, dated July 18, 2013, to the Securities and Exchange Commission regarding statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.(5)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema
101.CAL	XBRL Taxonomy Extension Calculation Linkbase
101.DEF	XBRL Taxonomy Extension Definition Linkbase
101.LAB	XBRL Taxonomy Extension Label Linkbase
101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 11, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
ROBERT A. LLOYD
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 11, 2013

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
TROY W. CRAWFORD
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 11, 2013

GAMESTOP CORP.

EXHIBIT INDEX

Exhibit Number	Description

3.1	Third Amended and Restated Certificate of Incorporation.(1)

3.2	Third Amended and Restated Bylaws.(1)

10.1	Amended and Restated 2011 Incentive Plan.(2)

10.2	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(3)

10.3	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(3)

10.4	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended on November 13, 2013.(4)

10.5	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(3)

10.6	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(3)

10.7	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(3)

16.1	Letter of BDO USA LLP, dated July 18, 2013, to the Securities and Exchange Commission regarding statements included in the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.(5)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

(1)	Incorporated by reference to the Registrant’s Form 10-Q filed with the Securities and Exchange Commission on September 11, 2013.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

(4)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.

(5)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on July 19, 2013.