Form 10-K
period 2014-02-01
GameStop Corp.
filed 2014-04-02
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2014
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $5,769,000,000, based upon the closing market price of $50.39 per share of Class A Common Stock on the New York Stock Exchange as of August 3, 2013. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 20, 2014: 115,305,927
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2014 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

Item 1.	Business
General
GameStop Corp. (together with its predecessor companies, “GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and wireless services retailer. As the world’s largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise. As of February 1, 2014, GameStop's retail network and family of brands include 6,675 company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”), and Micromania. We also operate electronic commerce Web sites under the names www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.comTM, a leading browser-based game site; Game InformerTM (“Game Informer”) magazine, the world's leading physical and digital video game publication; a digital personal computer (“PC”) distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.comTM. We also operate Simply Mac©, a U.S. based, certified Apple© (“Apple”) products reseller; Spring Mobile©, an authorized AT&T® (“AT&T”) reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Aio WirelessTM (“Aio Wireless,” an AT&T brand) as part of our expanding relationship with AT&T.
We are a Delaware corporation which, through a predecessor, began operations in November 1996. Our corporate office and one of our distribution facilities are housed in a 519,000 square foot facility in Grapevine, Texas.
Recent Developments
Strategic Activities
Following on the success of extending our buy-sell-trade model into our mobile business, we are seeking other opportunities to extend our core competencies to other products and retail categories in order to continue to grow our company. Doing so will allow us to help mitigate the cyclical nature of the video game console cycle. Aligned with this strategy we have executed the following initiatives in the 52 weeks ended February 1, 2014 (“fiscal 2013”).
Acquisition of Simply Mac. In October 2012, we acquired a minority equity ownership interest in Simply Mac, Inc. (“Simply Mac”), which operated Apple specialty retail stores in Utah and Wyoming. The investment was structured with an option whereby we could acquire the remaining ownership interest in Simply Mac's equity for a pre-negotiated price at a future point in time. Pursuant to this arrangement, in November 2013, we acquired the remaining 50.1% interest in Simply Mac for a total purchase price of $9.5 million.
Acquisition of Spring Mobile. In November 2013, we purchased Spring Communications, Inc. (“Spring Mobile”), a wireless retailer, for a purchase price of $62.6 million and the assumption of $34.5 million in term loans and a line of credit, of which $31.9 million was repaid shortly after the acquisition date.
Opening of Aio Wireless stores. In the fourth quarter of fiscal 2013, we began to open and operate pre-paid wireless stores under the name Aio Wireless.
As a result of the Spring Mobile and Simply Mac acquisitions and the opening of our new Aio Wireless stores, we have added a new reportable segment, Technology Brands, during the fourth quarter of fiscal 2013.
Decision to abandon investment in Spawn Labs. Spawn Labs, Inc. (“Spawn Labs”) is a streaming technology company with a patented technology to provide a unique game streaming and virtualization experience. Our decision to abandon this investment is a result of a lack of consumer demand for video game streaming services. As a result of this decision, we recorded an impairment charge of $19.7 million during the fourth quarter of fiscal 2013, of which $10.2 million was related goodwill and is recorded in the goodwill impairments line in our consolidated statements of operations and $9.5 million was related to certain technology assets and other intangible assets and is reflected in the asset impairments and restructuring charges line item in our consolidated statements of operations.
Return of Capital Strategies
In an effort to continue our commitment to drive long-term shareholder value we have accomplished the following initiatives in fiscal 2013 and so far in the 52 weeks ending January 31, 2015 (“fiscal 2014”).

Increase of cash dividend. In fiscal 2013 we paid dividends of $1.10 per share of Class A Common Stock, totaling approximately $131 million for the year. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock, which represents an increase of 20%. Additionally, on March 4, 2014, we declared our first quarterly dividend of fiscal 2014 of $0.33 per share of Class A Common Stock, payable on March 25, 2014 to stockholders of record on March 17, 2014.
Share repurchase activity. In fiscal 2013, we repurchased 6.3 million shares of our Class A Common Stock at an average price per share of $41.12 for a total of $258.3 million. On November 19, 2013, our Board of Directors authorized us to use up to $500 million to repurchase shares of our Class A Common Stock, replacing the $209.9 million remaining under our previous authorization. Between February 2, 2014 and March 20, 2014, we repurchased an additional 0.6 million shares of our Class A Common Stock for an average price per share of $37.17.
Our Reportable Segments
As of February 1, 2014, we operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. The Video Game Brands segments include 6,457 stores, 4,249 of which are included in the United States segment. There are 335, 418, and 1,455 stores in the Canadian, Australian and European segments, respectively. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products. Our Video Game Brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, online timecards and digitally downloadable software. They also carry mobile and consumer electronics products, which consist primarily of pre-owned mobile devices, tablets and related accessories. Our buy-sell-trade program creates a unique value proposition to our customers by providing our customers with an opportunity to trade in their pre-owned video game and consumer electronics products for store credits and apply those credits towards other merchandise, which in turn, increases sales. The products in our Video Games Brands segments are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various geographies, language translations and the timing of roll-outs of newly developed technology enabling the sale of new digital products. Stores in all Video Games Brands segments are similar in size at an average of approximately 1,400 square feet.
Results for the Video Games Brands United States segment include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico; the electronic commerce Web site www.gamestop.com; Game Informer magazine; www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 11 European countries.
Our Technology Brands segment includes all of our Simply Mac, Spring Mobile and Aio Wireless stores. Simply Mac operates 23 stores primarily in the western half of the United States, which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronics products. As an authorized Apple reseller, Simply Mac also offers certified training, warranty and repair services to its customers. Spring Mobile sells post-paid AT&T services and wireless products through its 164 AT&T branded stores, as well as related accessories and other consumer electronics products. Aio Wireless is a new AT&T brand offering pre-paid wireless services, devices and related accessories. We have opened 31 Aio Wireless stores in recent months in a few key markets throughout the United States. AT&T recently acquired Leap Wireless, the operator of Cricket® (“Cricket”) branded pre-paid wireless stores. We expect that our Aio stores will be re-branded under the Cricket name in the coming months.
Additional information, including financial information, regarding our reportable segments can be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Annual Report on Form 10-K (the "Form 10-K") and in Note 17 to our consolidated financial statements.
Disclosure Regarding Forward-looking Statements
This Form 10-K and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•
the introduction of next-generation consoles and other product releases which impact sales of new products and old products, the current or future features of such consoles, manufacturer-imposed or regulatory restrictions, changes or conditions that may adversely affect our pre-owned business;

•	our ability to respond quickly to technological changes and evolving consumer preferences;

•	our reliance on a limited number of suppliers and vendors for timely delivery of sufficient quantities of their products;

•	our dependence on the production of new, innovative and popular product releases and enhanced video game platforms and accessories by developers and manufacturers;

•	general economic conditions in the U.S. and internationally, specifically Europe, which impact consumer confidence and consumer spending;

•	seasonality of sales;

•	the proliferation of alternate sources of distribution of video game hardware, software and content, including through digital downloads;

•	the growth of alternate means to play video games, including mobile, social networking sites and browser gaming;

•	the intense competition in the video game industry;

•	our ability to open and operate new stores and to efficiently close underperforming stores;

•	our ability to attract and retain qualified personnel;

•
the failure to achieve the anticipated benefits from new ventures and transactions and our ability to effectively integrate and operate acquired companies, including digital gaming, technology-based, mobile, wireless or consumer electronics companies that are outside of our historical operating expertise;

•	the impact and costs of litigation and regulatory compliance;

•	the amounts, timing and prices of any share repurchases made by us under our share repurchase programs;

•	the risks involved with our international operations, including depressed local economic conditions, political risks, currency exchange risks, tax rates and regulatory risks;

•	the efficiency of our management information systems and back-office functions;

•	data breaches involving customers or employee data and failure of our cyber security infrastructure which could expose us to litigation;

•	restrictions under our credit agreement which may impose operating and financial restrictions on us; and

•	other factors described in this Form 10-K, including those set forth under the caption “Item 1A. Risk Factors.”
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
Video Game Industry Background
Based upon estimates compiled by various market research firms, management estimates that the combined market for new physical video game products and PC entertainment software was approximately $22.4 billion in 2013 in the parts of the world in which we operate. According to NPD Group, Inc., a market research firm (the “NPD Group”), the electronic game industry was an approximately $13 billion market in the United States in 2013, consisting of new physical video game products, excluding sales of pre-owned video game products. In addition, content in digital format (full game and add-on content downloads, subscriptions, mobile games and social network games) was approximately $7.2 billion.

International Development Group (“IDG”), a market research firm, estimates that retail sales of video game hardware and software and PC entertainment software totaled approximately $10.6 billion in Europe in 2013. For 2013, the NPD Group reported that video game retail sales were approximately $1.0 billion in Canada and $1.0 billion in the Australian market.

New Video Game Products.    Video game products appeal to a wide array of consumers, from avid gamers spending many hours per week playing console gaming systems to casual game players enjoying social and mobile games on smart phones, tablets and other devices. The average game player is 30 years old, 68% are age 18 or older and 45% of gamers are female. We expect the following trends in sales of video game products:

•
Video Game Hardware.    Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, gameplay, internet connectivity, social features and other entertainment capabilities beyond video gaming. The most recent cycle of consoles (referred to as “next generation”) includes the Sony PlayStation 4 and Microsoft Xbox One, which both launched in most of the countries in which we operate in November 2013, and the Nintendo Wii U, which launched in November 2012. Early demand for the PlayStation 4 and Xbox One has been strong as sales exceeded our expectations since introduction.

The previous generation of consoles was launched in 2005 (the Microsoft Xbox 360) and 2006 (the Sony PlayStation 3 and the Nintendo Wii). Sony and Microsoft continue to manufacture the PlayStation 3 and the Xbox 360, respectively, while Nintendo has stopped manufacturing the Wii. The demand for the previous generation hardware has been in decline since 2011 and we expect that demand will continue to decline as consumers move to the next generation consoles.
In addition, portable handheld video game devices have evolved to the Nintendo 3DS and 2DS, which were introduced in 2011 and 2013, respectively, and the Sony PlayStation Vita, which was introduced in February 2012. The market for handheld devices has declined in recent years as the proliferation of smart-phones, tablets and other mobile devices offer video game players alternative ways to play games.

•
Video Game Software.    Sales of video game software generally increase as gaming platforms mature and gain wider acceptance. Sales of video game software are dependent upon manufacturers and third-party publishers developing and releasing game titles for existing game platforms. In recent years the number of new games introduced each year has generally declined and as a result, the market for video game sales has also declined. With the introduction of the next generation consoles, we expect the number of new games introduced to increase and we expect demand for software for those devices to be strong and demand for software for the previous generation of consoles to continue to decline.

•
Video Game Accessories.    Sales of video game hardware also drive sales of video game accessories for use with the hardware and software. The most common video game accessories are controllers and gaming headsets. We expect demand for video game accessories for use on the next generation of consoles to increase as the installed base of these consoles increases. We expect the demand for accessories for use with the previous generation of consoles to decline as the sales of those consoles decline.

Pre-owned and Value Video Game Products.    The installed base of video game hardware platforms continues to increase each year and continues to fuel the market for pre-owned video game hardware and software. Based on reports published by the NPD Group, we believe that, as of December 2013, the installed base of next generation and the most recent previous generation video game hardware systems in the United States, based on original sales, totaled over 200 million units of handheld and console video game systems and grew by 16 million units in 2013. According to IDG, the installed base of active hardware systems of the same generations as of December 2013 in Europe was approximately 158 million units and grew by 12 million units in 2013. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal estimates, we believe that the installed base of video game software units in the United States currently exceeds 2.45 billion units. As the substantial installed base of video game hardware and software continues to expand, there is ongoing demand for pre-owned video game products. There is also demand for value-priced video game products, which can often be obtained as publishers or other retailers seek to reduce excess or slow-moving inventory. As we look to grow our market share and overall position in the video game industry, we have begun to expand our pre-owned category to include value video game products that typically include non-new release software purchased at closeout or from liquidation firms and on occasion includes reprints of old titles from publishers to supplement our inventory. Such products are expected to have the net effect of increasing our overall pre-owned and value video game product sales at a slightly reduced margin rate with the goal of increasing overall gross margin dollars and operating profit.
Digital Gaming.    The digital game market consists of both immersive and casual games delivered over the internet to consoles, computers, tablets, smart phones and other devices. The recent generations of video game consoles contain the technology to digitally download video game software content and a growing market has developed for the sale of digitally downloadable add-on content for physical games, which the electronic game industry calls “DLC” and, more recently, full game downloads. The next generation consoles increase the availability and ease of downloading game content and we expect the demand for downloadable video games to continue to grow as the installed base of the next generation of consoles grows.

Casual Games.    The casual game market consists primarily of digital games and has grown rapidly over the last few years. Casual games are generally defined as simple, easy-to-use, free or very low-priced games played through the internet in Web browsers, on dedicated gaming Web sites, and increasingly, on mobile phones or other mobile devices. Casual games cost less to develop and distribute than a traditional console video game and are often supported by in-game advertising or user-purchased premium content.

Mobile and Consumer Electronics Industry Backgrounds
Mobile and Consumer Electronics. The mobile and consumer electronics market, as we refer to it, consists primarily of wireless services, new and pre-owned mobile devices, such as smart phones and tablets, consumer electronics such as Apple products and services, non-gaming headsets and related accessories.

•
Wireless Services and Products. Our Aio Wireless and Spring Mobile businesses are exclusive resellers of AT&T and sell AT&T’s pre-paid and post-paid services, respectively, and a variety of wireless handsets manufactured for use on AT&T’s network. The market for wireless devices and services is estimated by CTIA- the Wireless Association to be approximately $184 billion with growth projected over the next five years between 3-5% annually. We expect that the market for AT&T services and products and the wireless market in general will continue to grow as more and more wireless devices get connected to the internet through wireless networks.

•
Mobile Devices. We define mobile devices as smartphones, tablets and related accessories. We sell new mobile devices in our Technology Brands stores. We buy, sell and trade pre-owned mobile devices and tablets in our Video Game Brands and Technology Brands stores. We take trades of other select pre-owned electronics and smartphones in our Video Game Brands stores and in our Technology Brands stores. The market for pre-owned mobile devices and other electronics is referred to as the recommerce industry, which has been growing in recent years as companies like NextWorth and Gazelle advertise that consumers can trade in their pre-owned electronic devices. We estimate that the size of the recommerce market is $2.3 billion in the United States and will grow at an annual rate of 20-25% over the next five years.

•
Consumer Electronics. Our Simply Mac stores are authorized Apple resellers and also offer certified training, warranty and repair services to customers. Based on Apple public statements and filings, we estimate the market for Apple products sold at retail in the U.S. to be approximately $69 billion and is expected to grow 5-10% annually in the next five years.

Business and Growth Strategy
Our goal is to continue to be the world’s largest multichannel retailer of new and pre-owned and value video game products and to strategically expand our Simply Mac, Spring Mobile and Aio Wireless businesses. We plan to strengthen our position as the retail market leader in the video games industry by executing the following strategies:

•
Increase Market Share and Expand our Market Leadership Position.    We plan to increase market share and awareness of the GameStop brand and drive membership in our loyalty program, expand our sales of new and pre-owned mobile products and expand our market leadership position by focusing on the launch of new hardware platforms as well as physical and digital software titles.

•
Increase GameStop Brand Awareness and Loyalty Membership.    Substantially all of GameStop’s U.S. and European stores are operated under the GameStop name, with the exception of the Micromania stores in France. We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. The Micromania stores introduced a loyalty program in the 1990s. Using this program as a model, we introduced our U.S. loyalty program called PowerUp RewardsTM ("PowerUp Rewards") in 2010. We introduced other loyalty programs in our video game stores in remaining countries between 2011 and 2013. Building our brands has enabled us to leverage the increased awareness to capture advertising and marketing efficiencies. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. As of February 1, 2014, we had 27 million members in the PowerUp Rewards program, approximately 7 million of which were paid members. In total, our loyalty programs around the world had approximately 34 million members. Our branding strategy is further supported by our Web sites which allow our customers to buy games online, reserve or pick up merchandise in our stores, order in-store for home delivery and to learn about the latest video game products and their availability in our stores. Together, our loyalty programs, Web sites, mobile applications, magazine and other properties are a part of our multi-channel retail strategy designed to enhance our relationships with our customers, make it easier for our customers to transact with us and increase brand loyalty. In fiscal 2014, we plan to continue to aggressively promote our loyalty programs and increase brand awareness over a broader demographic area in order to promote our unique buying experience in-store for new and pre-owned hardware and software, trade-ins of pre-owned video game and mobile consumer electronics products and to leverage our Web sites at www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk, www.micromania.fr and www.gameinformer.com, the online video gaming Web site www.kongregate.com, our digital PC distribution platform available at www.gamestop.com/pcgames, and our online consumer electronics marketplace available at www.buymytronics.com.

•
Increase Sales of Pre-Owned and Value Video Game Products.    We believe we are the largest retailer of pre-owned video game products in the world and carry the broadest selection of pre-owned and value video game products for both next and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade-in and purchase pre-owned and value video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our pre-owned video game products from trade-ins made in our stores by our customers. We also obtain value-priced, or close-out, video game products at favorable prices from publishers, other retailers or distributors and can sell those products to value-conscious consumers in our stores. Pre-owned and value video game products generate significantly higher gross margins than new video game products. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying pre-owned video game products and value-priced video game products at our stores through increased marketing activities and the use of both broad and targeted marketing to our loyalty program members. The supply of value-priced video game products and trade-ins of video game products, and the demand for resale of these products, is affected by overall demand for video game products and the introduction of new software and hardware by our suppliers. We expect the recent launch of next-generation consoles and software to drive close-out availability and trade-ins of older video game products, thereby expanding our supply of pre-owned and value video game products.

•
Expand our Digital Growth Strategy to Protect and Expand our Market Leadership Position.    We expect that future growth in the electronic game industry will be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including Xbox Live, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards and DLC. We believe we are the only significant brick-and-mortar retail seller of DLC. We believe that we are frequently the leading seller of DLC for certain game titles by out-selling online networks. We operate an online video game platform called Kongregate.com and we acquired a digital PC distribution platform, Impulse, during the 52 weeks ended January 28, 2012 (“fiscal 2011”). We will continue to make investments in e-commerce, digital delivery systems, mobile applications and in-store and Web site functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We plan to continue to grow our digital sales base.

•
Store Opening/Closing Strategy.    We have an analysis-driven approach to store opening and closing decisions. We intend to continue to open a limited number of new Video Game Brands stores in targeted markets where we can take market share from uncontested competitors, as well as in markets in which we already operate where we have realized returns on invested capital that have exceeded our internal targets. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. On average, our new stores opened in the past three fiscal years have had a return of original investment of less than two years. We will be aggressive in the analysis of our existing store base to determine optimal levels of profitability and close stores where profitability goals are not being met or where we can attempt to transfer sales to other nearby existing stores and increase overall profits. We utilize our PowerUp Rewards loyalty program information to determine areas that are currently underserved and also utilize our database to ensure a high customer transfer rate from closing locations to existing locations. We opened 109 new Video Game Brands stores and closed 254 Video Game Brands stores in fiscal 2013, reducing our Video Game Brands store count by 2.2%, in line with stated targets. We opened 146 new stores and closed 227 stores in the 53 weeks ended February 2, 2013 (“fiscal 2012”), reducing our store count by 1.2%, in line with stated targets and decreasing the number of stores we opened compared to previous years. We opened 285 new stores and closed 272 stores in fiscal 2011, significantly increasing the number of stores we closed compared to previous years. We plan to open approximately 40-50 new Video Game Brands stores and close approximately 170-180 Video Game Brands stores worldwide in fiscal 2014.

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

Kongregate.com is a leading web and mobile gaming platform that attracts more than 18 million monthly unique visitors. Kongregate’s mobile publishing division has several titles available in both the Apple and Google app stores. The majority of Kongregate’s revenues come from in-game transactions utilizing a proprietary virtual currency called Kreds.
Enhancing our Image as a Destination Location.    Our video game stores and e-commerce sites serve as destination locations for game players, mobile electronics consumers and gift givers due to our broad selection of products, compelling loyalty program offers, game-oriented environment, trade-in programs and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of new and pre-owned video game products and popular mobile devices and offer a larger and more current selection of merchandise than other retailers. In our stores, we provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, as well as training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. Our stores are equipped with several video game sampling areas, which provide our customers with the opportunity to play games before purchase, as well as equipment to play video game clips.
Consistently Achieving High New Release Market Share.    We focus marketing efforts and store associates on driving the sale of new release video game products, both physical and digital. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market and consistently in-stock for new physical and digital video game products. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products with a proven capability to distribute new releases to our customers quickly and capture market share immediately following new product launches, we believe we regularly receive larger allocations of popular new video game products. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our Web sites prior to their release.
Investing in our Information Systems and Distribution Capabilities.    We employ sophisticated and fully-integrated inventory management, store-level point-of-sale and financial systems and state-of-the-art distribution facilities. These systems enable us to maximize the efficiency of the flow of over 5,000 SKUs, improve store efficiency, optimize store in-stock positions and carry a broad selection of inventory. Our proprietary inventory management systems enable us to maximize sales of new release titles and avoid markdowns as titles mature and utilize electronic point-of-sale equipment that provides corporate and regional headquarters with daily information regarding store-level sales and available inventory levels to automatically generate replenishment shipments to each store at least twice a week. In addition, our highly-customized inventory management systems allow us to actively manage the pricing and product availability of our pre-owned video game products across our video game store base and to reallocate our inventory as necessary. Our systems enable each store to carry a merchandise assortment uniquely tailored to its own sales mix and customer needs. Our ability to react quickly to consumer purchasing trends has resulted in a target mix of inventory, reduced shipping and handling costs for overstocks and reduced our need to discount products.
Expanding our Mobile Business.    In 2011, we began to buy, sell and trade pre-owned mobile devices, including gaming tablets, new tablets and related services and accessories for those devices, in our video game stores. We believe taking trades of these devices is a logical extension of our expertise in buying, selling and trading of pre-owned video game products. We use our centralized refurbishment centers in the U.S. and in certain international locations to refurbish these devices and then re-sell them in our stores. As of February 1, 2014, we were selling select pre-owned electronics in all of our U.S. stores and on our Web site at www.gamestop.com, and in a majority of stores in our international markets. We plan to continue to drive awareness of this business in our stores in fiscal 2014. As the proliferation of smartphones and tablets continues and those devices are increasingly used for playing digital games, the market for such devices and the marketing of related games provide us opportunities to grow our revenues and profits.
Expanding our Technology Brands businesses. Following on the success of extending our buy-sell-trade model into our mobile business, we are seeking other opportunities to extend our core competencies to other products and retail categories in order to continue to grow our company. We believe our core competencies include the following:

•	Real estate knowledge, including extensive relationships with landlords, portfolio management, negotiating skills and risk mitigation;

•	Experience in rapid growth retail environments with a history of opening 300-400 stores annually;

•	Knowledge of buy-sell-trade programs, including pricing algorithms, inventory balancing, refurbishment capabilities and secondhand dealer laws;

•	Human resource management practices, including hiring, training, systems and processes;

•	Multi-unit management in small, specialty retail stores, with expert staff in assisted selling environments and limited staffing models;

•	Customer retention programs, including using our loyalty programs to drive consumer awareness of new retail concepts and promote new products; and

•	The ability to deploy capital in ways that increase shareholder value, finding acquisitions that have high return on invested capital and will be accretive to operating earnings.

We have entered into a strategic partnership with AT&T and are selling AT&T products and services in our Spring Mobile and Aio Wireless stores and in some of our Simply Mac and U.S. GameStop stores. We acquired Spring Mobile in November 2013. Spring Mobile has grown from approximately 90 stores at the end of 2012 to over 160 stores today through a program with two primary focuses. The first of these is opening what we refer to as “whitespace” stores, or new stores in retail locations identified by either AT&T or Spring Mobile management and agreed to by both parties. AT&T supports the opening of new whitespace stores by its resellers in an effort to increase the size of its retail distribution channel. The second focus is on acquiring smaller AT&T resellers. Both of these represent opportunities for strong growth in the next two years for Spring Mobile.
AT&T introduced the Aio Wireless brand in 2013 to compete in the pre-paid wireless market. The pre-paid sector of the wireless market is experiencing higher growth than the traditional post-paid market. Pre-paid customers are generally interested in paying for wireless service on a month-to-month basis without a longer-term contract. We began opening Aio Wireless stores in a few markets in November 2013. We also expect to expand our prepaid stores with AT&T under the Cricket brand following AT&T's acquisition of Leap Wireless.
Simply Mac has grown from 8 stores in the fall of 2012, when we acquired 49.9% of the company to 23 stores as of the end of fiscal 2013. We completed the acquisition of Simply Mac in November 2013. Simply Mac’s primary focus for store expansions is in U.S. markets which generally do not have the size and demographics to make them attractive for an Apple owned store. Examples include Midland, Texas and Springfield, Missouri. We intend to continue to open new Simply Mac stores in fiscal 2014 and the coming years.
Merchandise
Substantially all of our revenues are derived from the sale of tangible products; however, we also sell downloadable software and subscription, time and points cards, which do not involve physical product. Our product offerings consist of new and pre-owned video game products, and related products, such as video game accessories, headsets and strategy guides, as well as new and pre-owned mobile devices such as tablets, phones and music players. Our in-store inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, pre-orders, industry magazines and product reviews to determine which new releases are expected to be hits. Pre-orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.
New Video Game Hardware.    We offer the video game platforms of all major manufacturers, including the Sony PlayStation 4, PlayStation 3, PlayStation Vita, Microsoft Xbox One, Xbox 360 and Kinect and the Nintendo Wii U, Wii and DS line. We also offer extended service agreements on video game hardware and software. In support of our strategy to be the destination location for electronic game players, we aggressively promote the sale of video game platforms. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. We are in a new console cycle beginning with the Nintendo Wii U launch in November 2012 and the launches of the PlayStation 4 and Xbox One in November 2013. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.
New Video Game Software.    We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 700 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. In 2010, we began selling digitally downloadable add-on content developed by publishers for existing games.
Pre-owned and Value Video Game Products.    We believe we are the largest retailer of pre-owned video games in the world. We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,100 SKUs) of pre-owned and value video game titles which have an average price of $21 as compared to an average price of $44 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. From time to time we have purchased value-priced, or closeout, video game products from publishers, distributors or other retailers and we can resell these products for gross margins that are more similar to pre-

owned video game products than margins on new software. These programs provide us with an inventory of pre-owned and value video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our pre-owned and value video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.
Video Game Accessories. Video game accessories consist primarily of controllers, gaming headsets, memory cards and other add-ons for use with video game hardware and software.
Digital.    The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming Web sites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as digitally downloadable content ("DLC"), for existing console video games. We sell a wide variety of digital currency and we have developed technology to sell DLC in our stores and on our U.S. Web site. We believe we are the worldwide leading retailer of digital currency sales and the sale of DLC for Xbox Live and the PlayStation Network. We believe that we are frequently the leading seller of DLC for most major game titles.
Mobile and Consumer Electronics.    Our mobile and consumer electronics business consists of the sale of new smartphones, tablets, headphones and accessories and buying, selling and trading of select pre-owned smartphones, tablets and MP3 players in our U.S. stores and in a majority of stores in our international markets.  Beginning in November 2013, this product category also includes the revenues generated in our Spring Mobile, Aio Wireless and Simply Mac stores from the sales of wireless products and services and Apple and other consumer electronics.
Other Products.    We purchase PC entertainment software from over 20 publishers, including Electronic Arts, Microsoft and Activision. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. We also carry strategy guides, magazines and gaming-related toys, such as Skylanders from Activision.
Store Operations
As of February 1, 2014, we operated 6,675 stores, primarily under the names GameStop, EB Games and Micromania. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.
Our Video Game Brands stores average approximately 1,400 square feet and carry a balanced mix of new and pre-owned and value video game products and mobile products. Our Technology Brands stores range between 900 and 2,600 square feet and carry wireless products and accessories and, in Simply Mac stores, Apple and other consumer electronics. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.
Site Selection and Locations
Site Selection.    Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Spring Mobile and Aio Wireless stores are selected after approval from AT&T. Simply Mac stores are selected using input from Apple. Most of our stores are located in highly visible locations within malls and strip centers. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.

Locations.    The table below sets forth the number and locations of our stores included in the Video Game Brands segments in the U.S., Canada, Europe and Australia and our Technology Brands segment as of February 1, 2014:

United States Video Game Brands	Number of Stores
Alabama	68
Alaska	7
Arizona	80
Arkansas	34
California	430
Colorado	65
Connecticut	53
Delaware	15
District of Columbia	3
Florida	269
Georgia	130
Guam	2
Hawaii	21
Idaho	16
Illinois	177
Indiana	90
Iowa	32
Kansas	35
Kentucky	74
Louisiana	71
Maine	11
Maryland	98
Massachusetts	90
Michigan	114
Minnesota	53
Mississippi	45
Missouri	75
Montana	10
Nebraska	20
Nevada	40
New Hampshire	26
New Jersey	140
New Mexico	26
New York	247
North Carolina	136
North Dakota	9
Ohio	179
Oklahoma	46
Oregon	37
Pennsylvania	217
Puerto Rico	46
Rhode Island	14
South Carolina	73
South Dakota	9
Tennessee	97
Texas	372

United States Video Game Brands	Number of Stores
Utah	28
Vermont	5
Virginia	137
Washington	78
West Virginia	31
Wisconsin	60
Wyoming	8
Total Stores - United States Video Game Brands	4,249

International	Number of Stores
Canada	335
Total Stores - Canada Video Game Brands	335

Australia	379
New Zealand	39
Total Stores - Australia Video Game Brands	418

Austria	27
Denmark	37
Finland	20
France	442
Germany	209
Ireland	51
Italy	431
Norway	47
Spain	108
Sweden	63
Switzerland	20
Total Stores - Europe Video Game Brands	1,455
Total International Stores	2,208

Technology Brands
Arizona	21
California	49
Colorado	26
Georgia	8
Idaho	6
Illinois	9
Indiana	5
Iowa	4
Louisiana	1
Minnesota	3
Missouri	1
Montana	5
Nebraska	3
Nevada	5
New Mexico	2
New York	1
Ohio	6
Oregon	1
Texas	16
Utah	36
Washington	2
Wyoming	8
Total Stores - Technology Brands	218
Total Stores	6,675

Game Informer
We publish Game Informer, the world’s largest physical and digital video game publication and Web site featuring reviews of new title releases, game tips and news regarding current developments in the electronic game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our stores throughout most of the world. Game Informer magazine is the third largest consumer publication in the U.S. and for its December 2013 issue, the magazine had over 7.6 million paid subscribers, including over 3.0 million paid digital magazine subscribers. According to the Alliance for Audited Media, the digital version of the magazine is the largest subscription digital magazine in the world. Game Informer is a part of the PowerUp Rewards Pro loyalty program as a key feature of each paid PowerUp Rewards membership. We also operate the Web site www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. In 2013, the Web site averaged over 2.9 million monthly unique visitors. Game Informer revenues are also generated through the sale of advertising space in Game Informer magazine and on www.gameinformer.com. English version results from Game Informer operations are included in the United States segment where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.
E-Commerce
We operate several electronic commerce Web sites in various countries, including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr, that allow our customers to buy video game products and other merchandise online and, in some cases, allow customers to reserve merchandise and then pick it up in stores. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. Additionally, we offer over 2,000 titles of digitally downloadable PC video games available for purchase at www.gamestop.com/pcgames. E-commerce results are included in the geographic segment where the sales originate.
Kongregate
We operate the online video gaming site www.kongregate.com, which is a leading web and mobile gaming platform. Over 20,000 developers have uploaded more than 80,000 games to Kongregate.com that have been played nearly 3 billion times. The majority of Kongregate’s revenues come from in-game transactions utilizing a proprietary virtual currency called Kreds. Kongregate’s mobile publishing division has several titles available in both the Apple and Google app stores.
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
We have loyalty programs in most of the markets in which we operate. Our various loyalty programs total over 34 million members worldwide. These programs are designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our loyalty programs provide members with the opportunity to earn unique video game related rewards not available through any other retailer. Vendors also participate in these programs to increase the sales of their individual products. Our PowerUp Rewards program in the United States gives our customers the ability to sign up for a free or paid membership that offers points earned on purchases in our stores, on our U.S. Web site and on Kongregate.com, which can be redeemed for discounts or merchandise. The program’s paid tier also includes a subscription to Game Informer magazine, additional discounts on selected merchandise and additional credit on trade-ins in our stores.
In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at certain key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness and store openings. We expect our investment in advertising through our loyalty programs to increase as we continue to expand our membership base and build our brand.
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
Digital Distribution.    We have developed proprietary technology to work in conjunction with developers, as well as Microsoft and Sony, to enable us to sell DLC in our stores and on our e-commerce sites. The DLC typically available today consists of add-on content developed by publishers for existing games.
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
To support most of our operations, we use a large-scale, Intel-based computing environment with a state-of-the-art storage area network and a wired and wireless corporate network installed at our U.S. and regional international headquarters, and a secure, virtual private network to access and provide services to computing assets located in our stores, distribution centers and satellite offices and to our mobile workforce. This strategy has proven to minimize initial outlay of capital while allowing for flexibility and growth as operations expand. Computing assets and our mobile workforce around the globe access this environment via a secure, virtual private network. Regional communication links exist to each of our distribution centers and offices in international locations with connectivity to our U.S. data center as required by our international, distributed applications.
Our in-store point-of-sale system enables us to efficiently manage in-store transactions. This proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of pre-owned video games. In addition, our central database of all pre-owned and value video game products allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and reallocate our pre-owned and value video game products as necessary.

Field Management and Staff
Each of our Video Game Brands stores employs, on average, one manager, one assistant manager and between two and ten sales associates, many of whom are part-time employees. Each store manager is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in electronic games. We seek to hire and retain employees who know and enjoy working with our products so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products. In certain locations, we also provide certain employees with the opportunity to take home and try new video games, which enables them to better discuss those games with our customers. In addition, employees are casually dressed to encourage customer access and increase the “game-oriented” focus of the stores.
Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions. In addition, this electronic communication allows title selection in each store to be continuously updated and tailored to reflect the tastes and buying patterns of the store’s local market. These communications also give field management access to relevant inventory levels and loss prevention information and the opportunity to communicate directly with our executives. We have invested in significant management training programs for our store managers and our district managers to enhance their business management skills. We also sponsor annual store managers’ conferences at which we operate intense educational training programs to provide our employees with information about the video game products that will be released by publishers in the holiday season. All video game software publishers are invited to attend the conferences.
Our U.S. Video Game Brands store operations are managed by four market vice presidents of stores and 30 regional store operations directors. The regions are further divided into districts, each with a district manager covering an average of 14 stores. In total, there are approximately 297 districts. Our international operations are managed by a senior executive, with stores in Europe managed by two senior vice presidents, one vice president and with managing directors in each region. Our stores in Australia and Canada are each managed by a vice president. We also employ regional loss prevention managers who assist the stores in implementing security measures to prevent theft of our products.
We operate the Technology Brands stores with a field management and store management structure similar to that of our Video Game Brands stores. Simply Mac stores operate with a vice president of stores overseeing three district managers, who supervise between six and ten store managers. Spring Mobile stores are managed by a senior vice president of stores who manages five regional directors, each of whom manages between two and seven district managers. District managers manage between five and 12 stores. Aio Wireless stores are managed by a vice president who oversees four regional managers, each of whom manages a geographic market containing between three and 15 stores.
Customer Service
Our store personnel provide value-added services to each customer, such as maintaining lists of regular customers and reserving new releases for customers with a down payment to ensure product availability. In addition, our store personnel readily provide product reviews and ratings to ensure customers are making informed purchasing decisions and inform customers of available resources, including Game Informer and our e-commerce sites, to increase a customer’s enjoyment of the product upon purchase.
Vendors
We purchase substantially all of our new products worldwide from over 80 manufacturers, software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 87% of our new product purchases in fiscal 2013. As of February 1, 2014, six vendors accounted for greater than 10% of our new product purchases during fiscal 2013. Sony, Microsoft, Nintendo, Take-Two Interactive, Electronic Arts and Activision accounted for 20%, 15%, 12%, 11%, 10%, and 10%, respectively. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.
Competition
The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
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
Our Spring Mobile stores compete with AT&T corporate-owned stores, other AT&T authorized resellers, mass market retailers such as Wal-Mart, Best Buy and Target, among others, as well as other wireless carriers and their distribution channels, including Verizon, Sprint and T-Mobile. Our Simply Mac stores compete with Apple, including on-line and corporate owned Apple stores, mass-market retailers as noted above, and other authorized Apple resellers. Aio Wireless stores compete with the pre-paid and post-paid wireless service offerings of AT&T, Verizon, T-Mobile, Sprint and other prepaid brands including Cricket, Boost, GoPhone and MetroPCS.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2013, we generated approximately 41% of our sales during the fourth quarter. Our fiscal 2012 operating loss was impacted by $680.7 million of goodwill and asset impairments. Therefore, the seasonality of our operating earnings (loss) is not comparable between fiscal 2013 and fiscal 2012. Excluding the impact of the goodwill and asset impairment charges, we generated approximately 64% and 65% of our operating earnings during the fourth quarter of fiscal 2013 and fiscal 2012, respectively. Excluding the 53rd week sales from fiscal 2012, we generated approximately 39% of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Spring Mobile,” “Simply Mac,” “Kongregate,” “BuyMyTronics,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 17,000 full-time salaried and hourly employees and between 27,000 and 52,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
Available Information
We make available on our corporate Web site (www.gamestopcorp.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a Web site that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our Web site under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

Item 1A.	Risk Factors
An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our common stock and the value of your investment.
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
The electronic game industry is cyclical and affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or our pre-owned business.
The electronic game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began when Nintendo launched the Wii U in November 2012 and Sony and Microsoft launched their next generation of consoles, the PlayStation 4 and Xbox One, in November 2013. If the new video game platforms are not successful, our sales of video game products could decline. The introduction of these next-generation consoles could negatively impact the demand for existing products or our pre-owned business, which could have a negative impact on our sales and earnings.
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
We depend on major hardware manufacturers, primarily Microsoft, Sony and Nintendo, to deliver new and existing video game platforms and new innovations on a timely basis and in anticipated quantities. In addition, we depend on software publishers to introduce new and updated software titles. We have experienced sales declines in the past due to a reduction in the number of new software titles available for sale. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales.
We depend upon third parties to develop products and software.
Our business depends upon the continued development of new and enhanced video game platforms and accessories and video game and PC entertainment software. Our business could suffer and has declined due to the failure of manufacturers to develop new or enhanced video game platforms, a decline in the continued technological development and use of multimedia PCs, or the failure of software publishers to develop popular game and entertainment titles for current or future generation video game systems or PC hardware.
If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking Web sites and other devices. In order to continue to compete effectively in the electronic game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer.

Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.
While it is currently possible to download video game content to the current generation video game systems, downloading is somewhat constrained by bandwidth capacity. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The new consoles from Sony and Microsoft have improved download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our sales and earnings could decline.
We may not compete effectively as browser, mobile and social gaming becomes more popular.
Gaming continues to evolve rapidly. The popularity of browser, mobile and social gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell. If we are unable to respond to this growth in popularity of browser, mobile and social games and transition our business to take advantage of these new forms of gaming, our financial position and results of operations could suffer. We have been and are currently pursuing various strategies to integrate these new forms of gaming into our business model, but we can provide no assurances that these strategies will be successful or profitable.
Our ability to obtain favorable terms from our suppliers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Sony, Microsoft, Nintendo, Take-Two Interactive, Electronic Arts and Activision, which accounted for 20%, 15%, 12%, 11%, 10% and 10%, respectively, of our new product purchases in fiscal 2013. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.
If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.
The manufacturers of video game hardware and software have typically provided retailers with significant marketing and merchandising support for their products. Additionally, AT&T and Apple provide our Technology Brands stores with similar support. As part of this support, we receive cooperative advertising and market development payments from these vendors. These cooperative advertising and market development payments enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our Web sites. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our sales and earnings could be negatively impacted.
We have made and may make investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.
To enhance our efforts to grow and compete, we have made and continue to make investments and acquisitions. These activities include investments in and acquisitions of digital, browser, social and mobile gaming and technology-based companies as the delivery methods for video games continue to evolve, and investments in new retail categories like wireless and consumer electronics. Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected. Integration of digital, browser, social and mobile gaming and mobile phone and technology-based companies or other retailers may be particularly challenging to us as these companies are outside of our historical operating expertise.
Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.
The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages, including non-taxability of sold merchandise. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchants competitors are expanding in the market for pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. Our Technology Brands stores compete with a wide variety of other wireless carriers and retailers and consumer electronics retailers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
We depend upon our key personnel and they would be difficult to replace.
Our success depends upon our ability to attract, motivate and retain a highly trained and engaged workforce, including key management for our stores and skilled merchandising, marketing, financial and administrative personnel. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Additionally, we depend upon the continued services of our key executive officers: Daniel A. DeMatteo, our Executive Chairman; J. Paul Raines, our Chief Executive Officer; Tony D. Bartel, our President; Robert A. Lloyd, our Executive Vice President and Chief Financial Officer; Michael Mauler, our Executive Vice President-International; and Michael P. Hogan, our Executive Vice President-Strategic Business and Brand Development. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key employees in the future may have a negative impact on our business.
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
Unfavorable changes in our global tax rate could have a negative impact on our business, results of operations and cash flows.
As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our business and to estimates of the amount of income to be derived in any given jurisdiction. A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material adverse effect on our business and results of our operations.
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
Our financial results depend on our ability to take trade-ins of, and sell, pre-owned video game products and pre-owned mobile devices within our stores. Actions by manufacturers or publishers of video game products or mobile devices, wireless carriers or governmental authorities to prohibit or limit our ability to take trade-ins or sell pre-owned video game products or mobile devices, or to limit the ability of consumers to play pre-owned video games or use pre-owned mobile devices, could have a negative impact on our sales and earnings.
Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and our financial results may be adversely affected as a result.
Many popular video games contain material with graphic violence. These games receive an “M” or “T” rating from the Entertainment Software Ratings Board. As actual violent events occur and are publicized, or for other reasons, public acceptance of graphic violence in video games may decline. Consumer advocacy groups may increase their efforts to oppose sales of graphically-violent video games and may seek legislation prohibiting their sales. As a result, our sales of those games may decrease, which could adversely affect our financial results.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2013, we generated approximately 41% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
Our results of operations may fluctuate from quarter to quarter.
Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

•	the timing and allocations of new product releases including new console launches;

•	the timing of new store openings or closings;

•	shifts in the timing or content of certain promotions or service offerings;

•	the effect of changes in tax rates in the jurisdictions in which we operate;

•	acquisition costs and the integration of companies we acquire or invest in;

•	the mix of earnings in the countries in which we operate;

•	the costs associated with the exit of unprofitable markets or stores; and

•	changes in foreign currency exchange rates.
These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.
Failure to effectively manage our new store openings could lower our sales and profitability.
Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 109 Video Game Brands stores and opened or acquired 218 Technology Brands stores in fiscal 2013, which is inclusive of the stores we acquired as a result of the Simply Mac and Spring Mobile acquisitions. We expect to open or acquire approximately 350 - 450 new stores in fiscal 2014, including 40 - 50 Video Game Brands stores and 300 - 400 Technology Brands stores. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
Failure to successfully execute our strategy to close stores and transfer customers and sales to nearby stores could adversely impact our financial results.
Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We plan to close approximately 170 - 180 Video Game Brands stores worldwide in fiscal 2014. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our sales and profitability could be adversely affected.
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
We store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses we interact with could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber attack, team member error, malfeasance, fraudulent inducement or other acts; and unauthorized parties have in the past obtained, and may in the future obtain, access to our data or our customers’ data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others we interact with will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
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
Litigation and the outcomes of such litigation could negatively impact our future financial condition and results of operations.
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings. In the future, the costs or results of such legal proceedings, individually or in the aggregate, could have a negative impact on our financial condition, results of operations and cash flows.
Legislative actions and changes in accounting rules may cause our general and administrative and compliance costs to increase and impact our future financial condition and results of operations.
In order to comply with laws adopted by the U.S. government or other U.S. or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer's obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, product safety, supply chain transparency, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. Environmental legislation or other regulatory changes could impose unexpected costs or impact us more directly than other companies due to our operations as a global retailer. Specifically, environmental legislation or international agreements affecting energy, carbon emissions, and water or product materials are continually being explored by governing bodies. Increasing energy and fuel costs, supply chain disruptions and other potential risks to our business, as well as any significant rule making or passage of any such legislation, could materially increase the cost to transport our goods and materially adversely affect our results of operations. Additionally, regulatory and enforcement activity focused on the retail industry has increased in recent years, increasing the risk of fines and additional operational costs associated with compliance.
Our Board of Directors could change our dividend policy at any time.
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
In recent periods we have recorded significant non-cash charges relating to the impairment of goodwill and other tangible and intangible assets that had a material adverse effect on our consolidated statements of operations and consolidated balance sheets. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse effect on our financial condition and results of operations.
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
The terms of our senior credit facility may impose significant operating and financial restrictions on us in certain circumstances. These restrictions, among other things, limit our ability to:

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
All of our stores are leased. Store leases typically provide for an initial lease term of three to five years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability. We expect to open or acquire approximately 350 - 450 new stores in fiscal 2014, including 40 - 50 Video Game Brands stores and 300 - 400 Technology Brands stores. We also plan to close approximately 170 - 180 Video Game Brands stores worldwide in fiscal 2014.
The terms of the store leases for the 6,675 leased stores open as of February 1, 2014 expire as follows:

Lease Terms to Expire During	Number of Stores
(12 Months Ending on or About January 31)
2015	2,297
2016	1,587
2017	1,137
2018	638
2019 and later	1,016
6,675

At February 1, 2014, we owned or leased office and distribution facilities, with lease expiration dates ranging from 2014 to 2034 and an average remaining lease life of approximately four years, in the following locations:

Location	Square Footage	Owned or Leased	Use
United States
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Minneapolis, Minnesota, USA	15,000	Leased	Administration
Salt Lake City, Utah	12,000	Leased	Administration
San Francisco, California, USA	8,500	Leased	San Francisco, California, USA
Denver, Colorado, USA	7,500	Leased	Distribution and administration
West Chester, Pennsylvania, USA	6,100	Leased	Administration
Greenwood Village, Colorado, USA	2,700	Leased	Administration
Canada
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Brampton, Ontario, Canada	59,000	Leased	Distribution and administration
Australia
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Auckland, New Zealand	13,000	Leased	Distribution and administration
Europe
Arlov, Sweden	80,000	Owned	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
Memmingen, Germany	67,000	Owned	Distribution and administration
Valencia, Spain	22,000	Leased	Distribution
Valencia, Spain	6,000	Leased	Administration
Dublin, Ireland	38,000	Leased	Distribution and administration
Paris, France	71,000	Leased	Distribution
Paris, France	1,000	Leased	Administration
Sophia Antipolis, France	17,000	Leased	Administration

Additional information regarding our properties can be found in “Item 1. Business - Store Operations” and “Item 1. Business - Site Selection and Locations” elsewhere in this Form 10-K.

Item 3.	Legal Proceedings
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or cash flows.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape:

	Fiscal 2013
	High	Low
Fourth Quarter	$57.74	$34.70
Third Quarter	$56.08	$47.04
Second Quarter	$51.36	$30.94
First Quarter	$37.23	$23.36

	Fiscal 2012
	High	Low
Fourth Quarter	$28.35	$21.41
Third Quarter	$24.49	$15.32
Second Quarter	$23.08	$15.47
First Quarter	$25.86	$20.94
Approximate Number of Holders of Common Equity
As of March 20, 2014, there were approximately 1,549 record holders of our Class A Common Stock.
Dividends
Prior to February 2012, we had never declared or paid any dividends on our common stock. During fiscal 2012, we paid quarterly dividends of $0.15 per share of Class A Common Stock during the first and second fiscal quarters and $0.25 per share of Class A Common Stock during the third and fourth fiscal quarters. During fiscal 2013, we paid quarterly dividends of $0.275 per share of Class A Common Stock during each of the four fiscal quarters. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock and on March 4, 2014, we declared our first quarterly dividend for fiscal 2014 of $0.33 per share of Class A Common Stock, payable on March 25, 2014 to stockholders of record on March 17, 2014. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility restrict our ability to pay dividends under certain circumstances. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.

Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of the fiscal year ended February 1, 2014 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions of dollars)
November 3, 2013 through November 30, 2013	321,500	$51.62	321,500	$490.0
December 1, 2013 through January 4, 2014	479,000	$47.90	479,000	$467.1
January 5, 2014 through February 1, 2014	237,300	$42.05	237,300	$457.1
Total	1,037,800	$47.71	1,037,800

(1)
In November 2012, the Board of Directors authorized $500 million to be used for share repurchases. In November 2013, the Board of Directors authorized $500 million to be used for share repurchases, replacing the November 2012 authorization. The November 2013 $500 million authorization has no expiration date.

GameStop Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 30, 2009 through January 31, 2014 (the last trading date of fiscal 2013) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 30, 2009 and (ii) reinvestment of dividends.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/30/2009	1/29/2010	1/28/2011	1/27/2012	2/1/2013	1/31/2014
GME	100	79.78	84.67	98.14	103.40	151.47
S&P 500 Index	100	130.03	154.54	159.39	183.22	215.84
Dow Jones Specialty Retailers Index	100	144.54	192.05	209.89	223.01	285.02
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, refer to “Part III —Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 consisted of 53 weeks. The fiscal years ended February 1, 2014, January 28, 2012, January 29, 2011 and January 30, 2010 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 and the “Balance Sheet Data” as of February 1, 2014 and February 2, 2013 are derived from, and are qualified by reference to, our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 29, 2011 and January 30, 2010 and the “Balance Sheet Data” as of January 28, 2012, January 29, 2011 and January 30, 2010 are derived from our audited consolidated financial statements which are not included elsewhere in this Form 10-K.

The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Form 10-K.

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011	52 Weeks Ended January 30, 2010
	(In millions, except per share data and statistical data)
Statement of Operations Data:
Net sales	$9,039.5	$8,886.7	$9,550.5	$9,473.7	$9,078.0
Cost of sales	6,378.4	6,235.2	6,871.0	6,936.1	6,643.3
Gross profit	2,661.1	2,651.5	2,679.5	2,537.6	2,434.7
Selling, general and administrative expenses	1,892.4	1,835.9	1,842.1	1,698.8	1,633.3
Depreciation and amortization	166.5	176.5	186.3	174.7	162.6
Goodwill impairments(1)	10.2	627.0	—	—	—
Asset impairments and restructuring charges(2)	18.5	53.7	81.2	1.5	1.8
Operating earnings (loss)	573.5	(41.6)	569.9	662.6	637.0
Interest expense (income), net	4.7	3.3	19.8	35.2	43.2
Debt extinguishment expense	—	—	1.0	6.0	5.3
Earnings (loss) before income tax expense	568.8	(44.9)	549.1	621.4	588.5
Income tax expense	214.6	224.9	210.6	214.6	212.8
Net income (loss)	354.2	(269.8)	338.5	406.8	375.7
Net loss attributable to noncontrolling interests	—	0.1	1.4	1.2	1.6
Net income (loss) attributable to GameStop Corp.	$354.2	$(269.7)	$339.9	$408.0	$377.3
Basic net income (loss) per common share	$3.02	$(2.13)	$2.43	$2.69	$2.29
Diluted net income (loss) per common share	$2.99	$(2.13)	$2.41	$2.65	$2.25
Dividends per common share	$1.10	$0.80	$—	$—	$—
Weighted average common shares outstanding —basic	117.2	126.4	139.9	151.6	164.5
Weighted average common shares outstanding —diluted	118.4	126.4	141.0	154.0	167.9
Store Operating Data:
Number of stores by segment
United States	4,249	4,425	4,503	4,536	4,429
Canada	335	336	346	345	337
Australia	418	416	411	405	388
Europe	1,455	1,425	1,423	1,384	1,296
Technology Brands	218	—	—	—	—
Total	6,675	6,602	6,683	6,670	6,450
Comparable store sales increase (decrease)(3)	3.8%	(8.0)%	(2.1)%	1.1%	(7.9)%
Inventory turnover	5.3	5.0	5.1	5.1	5.2
Balance Sheet Data:
Working capital	$223.6	$295.6	$363.4	$407.0	$471.6
Total assets(4)	4,091.4	3,872.2	4,608.2	4,807.5	4,758.4
Total debt, net	4.0	—	—	249.0	447.3
Total liabilities(4)	1,840.0	1,585.9	1,568.0	1,911.6	2,035.4
Total equity	2,251.4	2,286.3	3,040.2	2,895.9	2,723.0

(1)
Results for fiscal 2013 include a goodwill impairment charge of $10.2 million related to our decision to abandon our investment in Spawn Labs. Results for fiscal 2012 include charges related to goodwill impairments of $627.0 million resulting from our interim goodwill impairment tests performed during the third quarter of fiscal 2012. See Note 9 to our consolidated financial statements for further information regarding our goodwill impairment charges.

(2)
Results for fiscal 2013 include impairments of $18.5 million, of which $7.4 million and $2.1 million were related to certain technology assets and other intangible assets, respectively, as a result of our decision to abandon our investment in Spawn Labs and the remaining $9.0 million was related to property and equipment impairments resulting from our evaluation of store property, equipment and other assets. Results for fiscal 2012 include charges related to asset impairments of $53.7 million, of which $44.9 million relates to the impairment of the Micromania trade name and $8.8 million relates to other impairment charges from the evaluations of store property, equipment and other assets. Results for fiscal 2011 include charges related to asset impairments and restructuring charges of $81.2 million, of which $37.8 million relates to the impairment of the Micromania trade name, $22.7 million relates to the impairment of investments in non-core businesses and $20.7 million relates to other impairments, termination benefits and facility closure costs. For fiscal years 2009 and 2010, results include impairment charges resulting from our evaluation of store property, equipment and other assets.

(3)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from stores operating for at least 12 full months as well as sales related to our Web sites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 52 weeks ended February 1, 2014 compares the 52 weeks for the period ended February 1, 2014 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as a multi-channel retailer who provides its consumers several ways to access its products.

(4)
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. As of February 1, 2014, we reduce cash and liabilities when the checks are released for payment. See Note 1 to our consolidated financial statements.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under “Part I — Item 1A. Risk Factors.”
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and wireless services retailer and is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of February 1, 2014, we operated 6,675 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the leading multi-platform video game publication; a digital PC distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also operate a certified Apple reseller with stores selling Apple products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Aio Wireless (an AT&T brand) as part of our expanding relationship with AT&T.
Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 1, 2014 (“fiscal 2013”) consisted of 52 weeks. The fiscal year ended February 2, 2013 (“fiscal 2012”) consisted of 53 weeks. The fiscal year ended January 28, 2012 (“fiscal 2011”) consisted of 52 weeks.

Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, Internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) were introduced between November 2012 through November 2013. The previous generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011, the Sony PlayStation Vita was introduced in February 2012 and the Nintendo 2DS was introduced in October 2013. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percent in the first full year following new platform releases and an increase in gross margin percent in the years subsequent to the first full year following the launch period. The launch of the next-generation Sony PlayStation 4 and the Microsoft Xbox One should negatively impact our overall gross margin percentage in future years. Unit sales of maturing video game platforms are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. Historically, new hardware consoles are typically introduced every four to five years. We experienced declines in new hardware and software sales throughout the first few months of fiscal 2013 due to the age of the older generation of consoles. With the introduction of the new consoles in the fourth quarter, sales of new hardware have increased.
We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content ("DLC"), Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards. We expect our sales of digital products to increase in fiscal 2014. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. In fiscal 2011, we also launched our mobile business and began selling an assortment of tablets and accessories. We currently sell tablets and accessories in all of our stores in the United States and in a majority of stores in our international markets. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.
In November 2013, we acquired Spring Mobile, an authorized AT&T reseller operating over 160 stores selling wireless services and products, and acquired Simply Mac, an authorized Apple reseller selling Apple products and services in 23 stores. We also opened 31 stores under the Aio Wireless brand. Aio Wireless is an AT&T brand selling pre-paid wireless services and products. We expect to expand the number of Spring Mobile and Simply Mac stores which we operate in future years. We also expect to expand our pre-paid stores with AT&T under either the Aio Wireless brand or the Cricket brand following AT&T’s acquisition of Leap Wireless.
Critical Accounting Policies and Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results, and actual results could differ from those estimates. Our senior management has discussed the development and selection of these critical accounting policies, as well as the significant accounting policies disclosed in Note 1 to our consolidated financial statements, with the Audit Committee of our Board of Directors. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reporting of transactions and events, and the estimates these policies involve require our most difficult, subjective or complex judgments.
Revenue Recognition.    Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to less than 30 days and as such our sales returns are, and have historically been, immaterial. The sales of pre-owned video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Gift cards sold to customers are recognized as a liability on the consolidated balance sheet until redeemed or until a reasonable point at which breakage related to non-redemption can be recognized.
We also sell a variety of digital products which generally allow consumers to download software or play games on the internet. Certain of these products do not require us to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from us, consumers pay a retail price and we earn a commission based on a percentage of the retail sale as negotiated with the product publisher. We recognize these commissions as revenue on the sale of these digital products.
Merchandise Inventories.    Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, we are required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. We consider quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with inventory markdowns. We also adjust inventory based on anticipated physical inventory losses or shrinkage. Physical inventory counts are taken on a regular basis to ensure the reported inventory is accurate. During interim periods, estimates of shrinkage are recorded based on historical losses in the context of current period circumstances. Our reserve for merchandise inventories was $76.5 million as of February 1, 2014.
Property and Equipment.    We had net property and equipment of $476.2 million as of February 1, 2014. We review our property and equipment for impairment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and the stores' projected undiscounted cash flows. If the results of the recoverability test indicate that an asset or asset group is not recoverable, an impairment loss is recognized for the amount by which the carrying amount of the asset exceeds its fair value, as approximated by the present value of their projected discounted cash flows. We recorded impairment losses on our property and equipment of $18.5 million, $8.8 million and $11.2 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively, based on the results of our impairment tests.
Goodwill.   We had goodwill totaling $1,414.7 million as of February 1, 2014. Our goodwill results from our acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill and other indefinite-lived intangible assets for impairment at least annually or whenever indicators of impairment are present. This annual test is completed as of the beginning of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable. Goodwill is evaluated for impairment at the reporting unit level. We have five operating segments, including Video Game Brands in the United States, Australia, Canada and Europe, and Technology Brands in the United States, which also define our reporting units. Our reporting units are based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions.
We use a two-step process to measure any potential goodwill impairment. The first step of the goodwill impairment test involves estimating the fair value of each reporting unit based on its discounted projected future cash flows. If the fair value of the reporting unit exceeds its carrying value, then goodwill is not impaired; however, if the fair value of the reporting unit is less than its carrying value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination. Any residual fair value after this allocation represents the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess.
We utilize a discounted cash flow method to determine the fair value of reporting units. Management is required to make significant judgments based on our projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates, all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. Terminal growth rates were based on long-term growth rate potential and a long-term inflation forecast. The impairment testing process is subject to inherent uncertainties and subjectivity, particularly related to sales and gross margins which can be impacted by various factors including the items listed in "Item 1A. Risk Factors" within this Form 10-K. While the fair value is determined based on the best available information at the time of assessment, any changes in business or economic conditions could materially increase or decrease the fair value of the reporting unit’s net assets and, accordingly, could materially increase or decrease any related impairment charge. While management does not anticipate any material changes to the projected undiscounted cash flows underlying its impairment test, many other factors impact the fair value calculation. Since we are required to determine fair value from a hypothetical market participant’s perspective, discount rates used in the analyses may change based on market conditions, regardless of whether our cost of capital has changed, which could negatively impact the fair value calculation. As we periodically reassess our fair value calculations using currently available market information and internal forecasts, changes in our judgments and other assumptions could result in recording material impairment charges of goodwill or other intangible assets in any of our reporting units in the future.
We completed the annual impairment test of goodwill for our United States, Canada, Australia and Europe Video Game Brands reporting units as of the first day of the fourth quarter of fiscal 2013. The results of our test indicated that none of our goodwill was impaired. The Technology Brands reporting unit was excluded from the fiscal 2013 annual impairment test as it commenced operations during the fourth quarter and therefore was not a reporting unit subject to assessment as of our annual testing date. For our United States, Canada and Australia reporting units, the calculated fair value of each of these reporting units exceeded their respective carrying values by more than 20% and the calculated fair value of our Europe reporting unit exceeded its carrying value by more than 10%. A reduction in the terminal growth rate assumption of 0.25% or an increase in the discount rate assumption of 0.25% utilized in the test for each respective reporting unit would not have resulted in an impairment.
For fiscal 2013, there was a $10.2 million goodwill write-off in the United States Video Game Brands reporting unit as a result of abandoning our investment in Spawn Labs, which is described more fully in Note 2 to our consolidated financial statements.
During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. As a result of the interim goodwill impairment test, we recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in our Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill.
We completed our annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2011, fiscal 2012 and fiscal 2013 and concluded that none of our goodwill was impaired. For fiscal 2011, there was a $3.3 million goodwill write-off recorded in the United States segment as a result of the exiting of a non-core business. See Note 9 to our consolidated financial statements for additional information concerning goodwill.
Other Intangible Assets.   Other intangible assets consist primarily of trade names, dealer agreements, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded primarily as a result of the acquisitions of Spring Mobile in the fourth quarter of fiscal 2013, SFMI Micromania SAS (“Micromania”) in 2008 and the merger with Electronics Boutique Holdings Corp. in 2005 (the “EB merger”). We record intangible assets apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows.
Trade names which were recorded as a result of acquisitions, primarily Micromania, are generally considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but they are subject to annual impairment testing. Dealer agreements were recorded primarily from our acquisition of Spring Mobile. Dealer agreements represent a value associated with the rights and privileges afforded the operator under the associated agreement. Our dealer agreements are not subject to amortization. Leasehold rights which were recorded as a result of the Micromania acquisition represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on our digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.
Indefinite-lived intangible assets are assessed for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. This test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the intangible assets might be impaired. Similar to the test for goodwill impairment discussed above, the impairment test for indefinite-lived intangible assets consists of a comparison of the fair value of the intangible asset with its carrying amount. An impairment loss is recognized for the amount by which the carrying value exceeds the fair value of the asset. The fair value of our trade names is calculated using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections is internal revenue forecasts, which our management believes represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The discount rate used in the analysis reflects a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. The primary uncertainties in this calculation are the selection of an appropriate royalty rate and assumptions used in developing internal revenue growth forecasts, as well as the perceived risk associated with those forecasts in developing the discount rate.
During the third quarter of fiscal 2012, we determined that sufficient indicators of potential impairment existed to require an interim impairment test of our Micromania trade name. As a result of the interim impairment test of our Micromania trade name, we recorded a $44.9 million impairment charge during the third quarter of fiscal 2012. We completed our annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2013 and fiscal 2012 and concluded that none of our intangible assets were impaired. We completed our annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that our Micromania trade name was impaired due to revenue forecasts that had declined since the initial valuation. As a result, we recorded a $37.8 million impairment charge for fiscal 2011. For additional information related to our intangible assets, see Note 9 to our consolidated financial statements.
Cash Consideration Received from Vendors.    We participate in cooperative advertising programs and other vendor marketing programs in which our vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned.
Although we consider our advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. In addition, we believe that our revenues would be adversely affected if our vendors decreased or discontinued their allowances; however, we are not able to reasonably estimate or quantify the impact of such actions by our vendors.
Loyalty Program.    The PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in our stores and on some of our Web sites that can be redeemed for rewards that include discounts or merchandise. Management estimates the net cost of the rewards that will be issued and redeemed and records this cost and the associated balance sheet reserve as points are accumulated by loyalty program members. The two primary estimates utilized to record the balance sheet reserve for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. Management uses historical redemption rates experienced under the loyalty program, prior experience with other customer incentives and data on other similar loyalty programs as a basis to estimate the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. We continually evaluate our reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.
Lease Accounting.    We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals, and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Income Taxes.    We account for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction.
We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. In accordance with GAAP, we maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $20.6 million as of February 1, 2014.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $13.3 million as of February 1, 2014. See Note 13 to our consolidated financial statements for further information regarding income taxes.
Consolidated Results of Operations
The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%
Cost of sales	70.6	70.2	71.9
Gross profit	29.4	29.8	28.1
Selling, general and administrative expenses	21.0	20.7	19.3
Depreciation and amortization	1.8	2.0	2.0
Goodwill impairments	0.1	7.0	—
Asset impairments and restructuring charges	0.2	0.6	0.8
Operating earnings (loss)	6.3	(0.5)	6.0
Interest expense, net	—	—	0.2
Earnings (loss) before income tax expense	6.3	(0.5)	5.8
Income tax expense	2.4	2.5	2.2
Net income (loss)	3.9	(3.0)	3.6
Net loss attributable to noncontrolling interests	—	—	—
Net income (loss) attributable to GameStop Corp.	3.9%	(3.0)%	3.6%

We include purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. We include processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of sales has not historically been material.

Beginning with this Form 10-K, we are expanding the categories included in our disclosures on sales and gross profit by category in order to reflect recent changes in our business, the expansion of categories previously included in "Other", and management emphasis as we operate in the future. Our previous categories of New Video Game Hardware and New Video Game Software remain unchanged.

We are expanding our previous category of Pre-owned Video Game Products to include value-priced, or closeout, product and will be calling the category Pre-owned and Value Video Game Products now and in the future. We believe there is significant opportunity to purchase closeout and overstocked inventory from publishers, distributors and other retailers which is older new product that can be acquired for less than typical new release product costs. This product can then be resold in our Video Game Brands stores and on our Web sites as value-priced product. Our limited purchases of this product in the past have yielded significantly higher margins than new video game products, yet slightly lower margins than pre-owned video game products. We have intentionally limited the amount of this product we have acquired in order to protect the typical margin range of 46% to 49% we earn from our pre-owned business. In the future, we intend to expand our selection of value product and expect that the margins for the Pre-owned and Value Video Game Product category will range from 42% to 48%.

In the past, all other products we sold were categorized into an Other category, which included video game accessories, digital products, new and pre-owned mobile products, consumer electronics, revenues from our PowerUp Rewards program and Game Informer subscription sales, strategy guides, toys and PC entertainment software. We are separating our historical Other category into the following new categories:

•	Video Game Accessories, which includes new accessories for use with video game consoles and hand-held devices and software, such as controllers, gaming headsets and memory cards;

•
Digital, which includes revenues from the sale of DLC, Xbox Live, PlayStation Plus and Nintendo network points and subscription cards, other prepaid digital currencies and time cards, Kongregate, Game Informer digital subscriptions and PC digital downloads;

•
Mobile and Consumer Electronics, which includes revenues from selling new and pre-owned mobile devices and consumer electronics in Video Game Brands stores and all revenues from our Technology Brands stores;

•	Other, which includes revenues from the sales of PC entertainment software, toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

The following table sets forth net sales (in millions) and percentage of total net sales by significant product category for the periods indicated:

	52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$1,730.0	19.1%	$1,333.4	15.0%	$1,611.6	16.9%
New video game software	3,480.9	38.5%	3,582.4	40.3%	4,048.2	42.4%
Pre-owned and value video game products	2,329.8	25.8%	2,430.5	27.4%	2,620.2	27.4%
Video game accessories	560.6	6.2%	611.8	6.9%	661.1	6.9%
Digital	217.7	2.4%	208.4	2.3%	143.0	1.5%
Mobile and consumer electronics	303.7	3.4%	200.3	2.3%	12.8	0.1%
Other	416.8	4.6%	519.9	5.8%	453.6	4.8%
Total	$9,039.5	100.0%	$8,886.7	100.0%	$9,550.5	100.0%

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$176.5	10.2%	$101.7	7.6%	$113.6	7.0%
New video game software	805.3	23.1%	786.3	21.9%	839.0	20.7%
Pre-owned and value video game products	1,093.9	47.0%	1,170.1	48.1%	1,221.2	46.6%
Video game accessories	220.5	39.3%	237.9	38.9%	251.9	38.1%
Digital	149.2	68.5%	120.9	58.0%	66.5	46.5%
Mobile and consumer electronics	65.1	21.4%	41.3	20.6%	3.5	27.3%
Other	150.6	36.1%	193.3	37.2%	183.8	40.5%
Total	$2,661.1	29.4%	$2,651.5	29.8%	$2,679.5	28.1%
Fiscal 2013 Compared to Fiscal 2012
Net sales increased $152.8 million, or 1.7%, to $9,039.5 million in the 52 weeks of fiscal 2013 from $8,886.7 million in the 53 weeks of fiscal 2012. Sales for the 53rd week included in fiscal 2012 were $112.2 million. The increase in net sales during fiscal 2013 was primarily attributable to an increase in comparable store sales of 3.8% compared to fiscal 2012. Additionally, sales included $62.8 million from the new Technology Brands segment. These increases were partially offset by a decline in domestic sales of $185.9 million due to a 4.1% decline in domestic store count, changes in foreign exchange rates, which had the effect of decreasing sales by $23.3 million when compared to the 53 weeks of fiscal 2012, and sales from the 53rd week in fiscal 2012. The increase in comparable store sales was primarily due to strong sales performance during the second half of fiscal 2013. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.
New video game hardware sales increased $396.6 million, or 29.7%, from fiscal 2012 to fiscal 2013, primarily attributable to an increase in hardware unit sell-through due to the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware. New video game software sales decreased $101.5 million, or 2.8%, from fiscal 2012 to fiscal 2013, primarily due to fewer new titles that were released during fiscal 2013 when compared to fiscal 2012 and by the additional sales for the 53rd week in fiscal 2012. Pre-owned and value video game product sales decreased $100.7 million, or 4.1%, from fiscal 2012 to fiscal 2013, primarily due to less store traffic during the majority of fiscal 2013 because of lower video game demand due to the late stages of the previous console cycle, and also due to sales for the 53rd week in fiscal 2012. Sales of video game accessories declined $51.2 million, or 8.4% from fiscal 2012 to fiscal 2013 due to the decline in demand for video game products in the late stages of the last console cycle, offset slightly by sales of accessories for use with the recently launched consoles. Digital revenues increased $9.3 million, or 4.5%, from fiscal 2012 to fiscal 2013 with growth limited due to the conversion of certain types of digital currency cards from a full retail price revenue arrangement to a commission revenue model. Mobile and consumer electronics sales increased $103.4 million, or 51.6%, from fiscal 2012 to fiscal 2013, due to increased growth of the mobile business within the Video Game Brand stores and due to the Technology Brands stores acquired or started in the fourth quarter of fiscal 2013. Sales of other product categories decreased $103.1 million, or 19.8%, from fiscal 2012 to fiscal 2013, primarily due to a decrease in sales of PC entertainment software due to strong launches of PC titles during fiscal 2012.
As a percentage of net sales, new video game hardware sales increased and sales of new video game software, pre-owned and value video game products and video game accessories decreased in fiscal 2013 compared to fiscal 2012. The change in the mix of net sales was primarily due to the launch of the new hardware consoles in the fourth quarter of fiscal 2013.
Cost of sales increased by $143.2 million, or 2.3%, from $6,235.2 million in fiscal 2012 to $6,378.4 million in fiscal 2013 primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below, partially offset by the cost of sales associated with the 53rd week in fiscal 2012.
Gross profit increased by $9.6 million, or 0.4%, from $2,651.5 million in fiscal 2012 to $2,661.1 million in fiscal 2013. Gross profit as a percentage of net sales was 29.8% in fiscal 2012 and 29.4% in fiscal 2013. The gross profit percentage decreased primarily due to an increase in sales of new video game hardware as a percentage of total net sales and the decrease in gross profit as a percentage of sales on pre-owned and value video game products. This decrease was partially offset by a $33.6 million benefit related to a change in management estimates on the redemption rate in our PowerUp Rewards and other customer liability programs. In addition, we recorded an increase in gross profit due to a reclassification from selling, general and administrative expenses of cash consideration received from our vendors to align those funds with the specific products we sell, net of the cost of free or discounted products for our loyalty programs, in the amount of $42.5 million. Gross profit as a percentage of sales on new video game hardware increased from 7.6% in fiscal 2012 to 10.2% in fiscal 2013 due to the mix of next generation consoles at a higher margin rate, the reclassification of cash consideration received from vendors and increased sales of extended warranties. Gross profit as a percentage of sales on new video game software increased from 21.9% for fiscal 2012 to 23.1% for fiscal 2013 due to the reclassification of cash consideration received from vendors. Gross profit as a percentage of sales on pre-owned and value video game products decreased from 48.1% in fiscal 2012 to 47.0% in fiscal 2013 due to aggressive trade offers made in the current year in order to provide consumers with trade currency to help make new consoles more affordable. Gross profit as a percentage of sales on video game accessories was comparable at 38.9% in fiscal 2012 and 39.3% in fiscal 2013. Gross profit as a percentage of sales on digital sales increased from 58.0% in fiscal 2012 to 68.5% in fiscal 2013 due to conversion of full retail price revenue digital currency cards into commission only currency cards. Gross profit as a percentage of sales on mobile and consumer electronics revenues increased from 20.6% in fiscal 2012 to 21.4% in fiscal 2013 due to maturation of the mobile business within the video game stores and due to the newly acquired Technology Brands stores. Gross profit as a percentage of sales on the other product sales category decreased from 37.2% in fiscal 2012 to 36.1% in fiscal 2013.

Selling, general and administrative expenses increased by $56.5 million, or 3.1%, from $1,835.9 million in fiscal 2012 to $1,892.4 million in fiscal 2013. This increase was primarily due to higher variable costs associated with the increase in comparable store sales during the second half of 2013 and the net increase in expenses associated with the change in classification of cash consideration received from vendors and the reclassification of the cost of free or discounted products for our loyalty programs discussed above. These increases were partially offset by expenses for the 53rd week in fiscal 2012 coupled with changes in foreign exchange rates, which had the effect of decreasing fiscal 2013 selling, general and administrative expenses by $2.1 million when compared to fiscal 2012. Additionally, cost control activities during the current year associated with the decline in sales at the end of the previous console cycle helped to reduce our selling, general and administrative expenses along with lower current year store counts. Selling, general and administrative expenses as a percentage of sales increased from 20.7% in fiscal 2012 to 21.0% in fiscal 2013, primarily due to the classification of cash consideration received from vendors and loyalty costs as discussed above. Included in selling, general and administrative expenses are $19.4 million and $19.6 million in stock-based compensation expense for fiscal 2013 and fiscal 2012, respectively.
Depreciation and amortization expense decreased $10.0 million from $176.5 million in fiscal 2012 to $166.5 million in fiscal 2013. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.
During fiscal 2013, we recorded a $28.7 million impairment charge, comprised of a $10.2 million goodwill impairment, a $7.4 million impairment of technology assets and an impairment of $2.1 million of intangible assets as a result of our decision to abandon Spawn Labs. Additionally, we recognized $9.0 million of property and equipment impairments during fiscal 2013. During fiscal 2012, we recorded a $680.7 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. Refer to Note 2 and Note 9 to the consolidated financial statements in this Form 10-K for further information associated with these impairments.
Interest income resulting from the investment of excess cash balances was $0.9 million for both fiscal 2012 and fiscal 2013. Interest expense increased from $4.2 million in fiscal 2012 to $5.6 million in fiscal 2013, primarily due to increased average borrowings under our revolving credit facility during the year and interest expense incurred on pre-acquisition indebtedness of one of the businesses acquired, prior to paying off the debt during fiscal 2013.
Income tax expense was $224.9 million on a $44.9 million loss before income tax expense in fiscal 2012, compared to $214.6 million, or an effective tax rate of 37.7% in fiscal 2013. The difference in the effective income tax rate between fiscal 2013 and fiscal 2012 was primarily due to the recognition of the goodwill impairment charge in fiscal 2012 which is not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment in fiscal 2012. Without the effect of the goodwill impairments and the recording of the valuation allowances, the effective income tax rate in fiscal 2012 would have been 36.6%. Refer to Note 13 to our consolidated financial statements for additional information regarding income taxes.
The factors described above led to an increase in operating earnings of $615.1 million from an operating loss of $41.6 million during fiscal 2012 to operating income of $573.5 million in fiscal 2013 and an increase in consolidated net income of $624.0 million from a $269.8 million net loss in fiscal 2012 to $354.2 million of consolidated net income in fiscal 2013. The increase in operating earnings is primarily attributable to goodwill and asset impairments recognized in fiscal 2012. Excluding the impact of the goodwill and other impairment charges of $28.7 million, operating earnings would have been $602.2 million for fiscal 2013. Excluding the impact of goodwill and other impairment charges of $680.7 million, operating earnings would have been $639.1 million for fiscal 2012.
Fiscal 2012 Compared to Fiscal 2011
Net sales decreased $663.8 million, or 7.0%, to $8,886.7 million in the 53 weeks of fiscal 2012 compared to $9,550.5 million in the 52 weeks of fiscal 2011. Sales for the 53rd week included in fiscal 2012 were $112.2 million. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 8.0% and changes in foreign exchange rates, which had the effect of decreasing sales by $90.7 million when compared to the 52 weeks of fiscal 2011, offset partially by sales from the 53rd week in fiscal 2012. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales, pre-owned and value video game products sales and video game accessories sales offset partially by an increase in digital, mobile and consumer electronics sales.
New video game hardware sales decreased $278.2 million, or 17.3%, from fiscal 2011 to fiscal 2012, primarily due to a decrease in hardware unit sell-through related to being in the late stages of the previous console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011, which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012. These sales declines were offset partially by the launch of the Nintendo Wii U in the fourth quarter of fiscal 2012 and sales for the 53rd week in fiscal 2012. New video game software sales decreased $465.8 million, or 11.5%, from fiscal 2011 to fiscal 2012, primarily due to a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and declines in sales due to the late stages of the console cycle, offset partially by sales for the 53rd week in fiscal 2012. Pre-owned and value video game products sales decreased $189.7 million, or 7.2%, from fiscal 2011 to fiscal 2012, primarily due to a decrease in store traffic related to the lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and lower video game demand due to the late stages of the previous console cycle, offset partially by sales for the 53rd week in fiscal 2012. Video game accessories’ sales followed the same trends as other video game products given the late stages of the previous console cycle, with a decline of $49.3 million, or 7.5% from fiscal 2011 to fiscal 2012. Sales of digital products increased $65.4 million, or 45.7%, due to strong growth of DLC and digital currency sales. Our mobile and consumer electronics business grew $187.5 million from its inception in late fiscal 2011 to a full year of sales in fiscal 2012. Sales of other product categories increased $66.3 million, or 14.6%, from fiscal 2011 to fiscal 2012 due to an increase in sales of PC entertainment software and toys in fiscal 2012 when compared to fiscal 2011 and sales for the 53rd week in fiscal 2012.
As a percentage of net sales, new video game hardware sales and new video game software sales decreased and several other product sales increased in fiscal 2012 compared to fiscal 2011. The change in the mix of net sales was primarily due to the increase in digital and mobile and consumer electronics sales as a result of the expansion of both the digital and mobile sales categories and in PC entertainment software and toys in the other product sales. These categories showed significant growth in fiscal 2012 while sales of new video game hardware and new video game software decreased due to fewer new software title launches compared to the same period last year and lower sales due to the late stages of the console cycle. Cost of sales decreased by $635.8 million, or 9.3%, from $6,871.0 million in fiscal 2011 to $6,235.2 million in fiscal 2012 primarily as a result of the decrease in net sales, offset partially by cost of sales related to sales for the 53rd week in fiscal 2012 and the changes in gross profit discussed below.
Gross profit decreased by $28.0 million, or 1.0%, from $2,679.5 million in fiscal 2011 to $2,651.5 million in fiscal 2012. Gross profit as a percentage of net sales was 28.1% in fiscal 2011 and 29.8% in fiscal 2012. The gross profit percentage increase was primarily due to the increase in sales of digital, mobile and consumer electronics and other products as a percentage of total net sales and the increase in gross profit as a percentage of sales on new video game hardware and software sales and pre-owned and value video game products sales. Gross profit as a percentage of sales on new video game hardware increased slightly from 7.0% in fiscal 2011 to 7.6% in fiscal 2012. Gross profit as a percentage of sales on new video game software increased from 20.7% for fiscal 2011 to 21.9% for fiscal 2012. Gross profit as a percentage of sales on pre-owned and value video game products increased from 46.6% in fiscal 2011 to 48.1% in fiscal 2012 due to a decrease in promotional activities and improvements in margin rates throughout most of our international operations when compared to the prior year. Gross profit as a percentage of sales on video game accessories increased from 38.1% in fiscal 2011 to 38.9% in fiscal 2012. Gross profit as a percentage of sales on digital revenues increased from 46.5% in fiscal 2011 to 58.0% in fiscal 2012 due to growth in the sales of DLC as a percentage of total digital sales and conversion of full retail revenue digital currency cards into commission only currency cards. Gross profit as a percentage of sales on mobile and consumer electronics sales decreased from 27.3% in fiscal 2011 to 20.6% in fiscal 2012. Gross profit as a percentage of sales on the other product sales category decreased from 40.5% in fiscal 2011 to 37.2% in fiscal 2012.
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
Depreciation and amortization expense decreased $9.8 million from $186.3 million in fiscal 2011 to $176.5 million in fiscal 2012. This decrease was primarily due to the capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.
During fiscal 2012, we recorded a $680.7 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. During fiscal 2011, we recorded asset impairments and restructuring charges of $81.2 million. These charges were primarily due to impairment of our Micromania trade name in France and impairment and disposal costs related to the exit of non-core businesses, including a small retail movie chain of stores we owned until fiscal 2011. Restructuring costs include disposal and exit costs related to the exit of underperforming regions in Europe and consolidation of home office and back office functions, as well as impairment and store closure costs primarily in the international segments. See Note 9 to our consolidated financial statements for further information associated with these impairments.
Interest income resulting from the investment of excess cash balances was $0.9 million in both fiscal 2011 and fiscal 2012. Interest expense decreased from $20.7 million in fiscal 2011 to $4.2 million in fiscal 2012, primarily due to the redemption of the remaining $250.0 million of our senior notes during fiscal 2011. Debt extinguishment expense of $1.0 million was recognized in fiscal 2011 as a result of the write-off of deferred financing fees and unamortized original issue discount associated with the redemption.
Income tax expense was $210.6 million, or 38.4% of earnings before income tax expense, in fiscal 2011 compared to $224.9 million in fiscal 2012. The difference in the effective income tax rate between fiscal 2012 and fiscal 2011 was primarily due to the recognition of the goodwill impairment charge in fiscal 2012 which was not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment in fiscal 2012. Without the effect of the goodwill impairments and the recording of the valuation allowances, the effective income tax rate in fiscal 2012 would have been 36.6%. See Note 13 to our consolidated financial statements for additional information regarding income taxes.
The factors described above led to a decrease in operating earnings of $611.5 million from $569.9 million of operating earnings in fiscal 2011 to $41.6 million of operating loss in fiscal 2012 and a decrease in consolidated net income of $608.3 million from $338.5 million of consolidated net income in fiscal 2011 to $269.8 million of consolidated net loss in fiscal 2012. The decrease in operating earnings and consolidated net income is primarily attributable to goodwill impairments recognized in fiscal 2012 offset partially by the decrease in asset impairments and restructuring charges when compared to the prior year. Excluding the impact of the goodwill and other impairment charges of $680.7 million, operating earnings would have been $639.1 million and consolidated net income would have been $403.0 million for fiscal 2012. Excluding the impact of asset impairments and restructuring charges of $81.2 million, operating earnings would have been $651.1 million and consolidated net income would have been $405.1 million for fiscal 2011.
The $0.1 million net loss attributable to noncontrolling interests for fiscal 2012 represents the portion of the minority interest stockholders’ net loss of our non-wholly owned subsidiaries included in our consolidated net income. The remaining noncontrolling interests were purchased during the second quarter of fiscal 2012.
Segment Performance
We operate our business in the following operating segments, which are also our reportable segments: Video Game Brands, which consists of four segments in the United States, Canada, Australia and Europe, and Technology Brands. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products), new and pre-owned mobile devices and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments. Stores in all Video Game Brands segments are similar in size at an average of approximately 1,400 square feet. The Technology Brands segment offers wireless services, devices and related accessories and sells Apple products.
With our presence in international markets, we have operations in several foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, British pound, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner.

Net sales by reportable segment in U.S. dollars were as follows (in millions):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Video Game Brands:
United States	$6,160.4	$6,192.4	$6,637.0
Canada	468.8	478.4	498.4
Australia	613.7	607.3	604.7
Europe	1,733.8	1,608.6	1,810.4
Technology Brands	62.8	—	—
Total	$9,039.5	$8,886.7	$9,550.5
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, in U.S. dollars were as follows (in millions):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Video Game Brands:
United States	$465.3	$501.9	$501.9
Canada	26.6	(74.4)	12.4
Australia	37.5	(71.6)	35.4
Europe	44.3	(397.5)	20.2
Technology Brands	(0.2)	—	—
Total	$573.5	$(41.6)	$569.9
Goodwill impairments, asset impairments and restructuring charges reported in operating earnings by operating segment, in U.S. dollars were as follows (in millions):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Video Game Brands:
United States	$24.0	$5.7	$28.9
Canada	—	100.7	1.3
Australia	—	107.3	0.6
Europe	4.7	467.0	50.4
Technology Brands	—	—	—
Total	$28.7	$680.7	$81.2
Total assets by operating segment in U.S. dollars were as follows (in millions):

	February 1, 2014	February 2, 2013	January 28, 2012
Video Game Brands:
United States	$2,320.7	$2,404.0	$2,479.0
Canada	228.7	252.2	350.8
Australia	389.2	416.6	513.3
Europe	972.2	799.4	1,265.1
Technology Brands	180.6	—	—
Total	$4,091.4	$3,872.2	$4,608.2

Fiscal 2013 Compared to Fiscal 2012
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine,

www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and an online consumer electronics marketplace available at www.buymytronics.com. As of February 1, 2014, the United States Video Game Brands segment included 4,249 GameStop stores, compared to 4,425 stores on February 2, 2013.
Although net sales for fiscal 2013 decreased 0.5% compared to fiscal 2012, comparable store sales increased 3.0%. The decrease in net sales was primarily due to a $185.9 million decline in sales due to a 4.1% decrease in domestic store count and sales for the 53rd week in fiscal 2012. The increase in comparable store sales was primarily due to strong performance of new video game console and title releases during the second half of the year, which more than offset the declines that had been experienced during the first half of fiscal 2013.
Asset impairments of $24.0 million were recognized in fiscal 2013 primarily related to our decision to abandon our Spawn Labs business. Asset impairments of $5.7 million were recognized in fiscal 2012 primarily related to impairment of finite-lived assets. Segment operating income for fiscal 2013 was $465.3 million compared to $501.9 million in fiscal 2012. Excluding the impact of asset impairments, segment operating income decreased $18.3 million from $507.6 million in fiscal 2012 to $489.3 million in fiscal 2013 primarily related to the impact of a decline in sales prior to the launch of the next generation consoles and the impact of lower margin console sales as a percentage of total sales, as well as the impact of the operating earnings in the 53rd week in fiscal 2012.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. As of February 1, 2014, the Canadian segment had 335 stores compared to 336 stores as of February 2, 2013. Net sales in the Canadian segment in the 52 weeks ended February 1, 2014 decreased 2.0% compared to the 53 weeks ended February 2, 2013. The decrease in net sales was primarily attributable to unfavorable changes in exchange rates of $22.3 million for fiscal 2013 and additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2013, partially offset by an increase in sales at existing stores of 5.7%. The increase in net sales at existing stores was primarily due to the launch of the next generation consoles.
The segment operating profit for fiscal 2013 was $26.6 million compared to an operating loss of $74.4 million for fiscal 2012. The increase in operating earnings was primarily due to the goodwill and asset impairment charges of $100.7 million recognized during fiscal 2012. Excluding the impact of the goodwill and asset impairment charges, adjusted segment operating earnings were $26.3 million in fiscal 2012. The increase in adjusted segment operating earnings was due to a decrease in selling, general and administrative expenses as a result of lower sales and lower store count when compared to fiscal 2012, partially offset by a $1.4 million unfavorable change in the exchange rate.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of February 1, 2014, the Australian segment included 418 stores, compared to 416 stores as of February 2, 2013. Net sales for the 52 weeks ended February 1, 2014 increased 1.1% compared to the 53 weeks ended February 2, 2013. The increase in net sales was primarily due to a 12.6% increase in comparable store sales, partially offset by a $58.1 million reduction in sales associated with exchange rates and the additional sales in the 53rd week of fiscal 2012. The increase in sales at existing stores was due to new video game console and title releases.
The segment operating profit for fiscal 2013 was $37.5 million compared to an operating loss of $71.6 million for fiscal 2012. The increase in operating earnings was primarily due to the goodwill and asset impairment charges of $107.3 million recognized during fiscal 2012, partially offset by a $4.8 million unfavorable change in the exchange rate. Excluding the impact of the goodwill and asset impairment charges in 2012, segment operating earnings increased $1.8 million in fiscal 2013, when compared to $35.7 million in fiscal 2012.
Europe
Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. As of February 1, 2014, the European segment operated 1,455 stores, compared to 1,425 stores as of February 2, 2013. For the 52 weeks ended February 1, 2014, European net sales increased 7.8% compared to the 53 weeks ended February 2, 2013. This increase in net sales was partially due to the favorable impact of changes in exchange rates in fiscal 2013, which had the effect of increasing sales by $57.0 million when compared to fiscal 2012. Excluding the impact of changes in exchange rates, sales in the European segment increased 4.2%. The increase in sales was primarily due to an increase in sales at existing stores of 3.2%, offset by additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2013. The increase in net sales at existing stores was primarily due to new video game console and title launches.

The segment operating profit was $44.3 million for fiscal 2013 compared to an operating loss of $397.5 million for fiscal 2012. The increase in operating earnings was primarily due to asset impairment charges of $4.7 million recognized during fiscal 2013 compared to charges totaling $467.0 million for goodwill and asset impairments and restructuring charges during fiscal 2012. Excluding the impact of the goodwill and asset impairment and restructuring charges, segment operating earnings were $49.0 million in fiscal 2013 compared to $69.5 million in fiscal 2012. The decrease in adjusted operating earnings during fiscal 2013 included the impact of a decline in sales prior to the launch of the next generation consoles and the impact of low margin consoles as a percentage of total sales, as well as the impact of the operating earnings in the 53rd week in fiscal 2012, partially offset by a $3.1 million favorable impact of the exchange rate.
Technology Brands
Segment results for the Technology Brands segment include our Simply Mac, Spring Mobile and Aio Wireless stores. As of February 1, 2014, the Technology Brands segment operated 218 stores, all of which were acquired or opened during fiscal 2013. For the 52 weeks ended February 1, 2014, Technology Brands net sales totaled $62.8 million, with an operating loss of $0.2 million that included startup costs for new stores.
Fiscal 2012 Compared to Fiscal 2011
Video Game Brands
United States
Segment results for the United States Video Game Brands segment include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and an online consumer electronics marketplace available at www.buymytronics.com. As of February 2, 2013, the United States Video Game Brands segment included 4,425 GameStop stores, compared to 4,503 stores on January 28, 2012.
Net sales for fiscal 2012 decreased 6.7% compared to fiscal 2011 and comparable store sales decreased 8.7%. The decrease in comparable store sales was primarily due to decreases in new video game hardware sales, new video game software sales, pre-owned and value video game products sales, and video game accessories sales offset partially by an increase in digital, mobile and consumer electronics and other product sales and sales for the 53rd week in fiscal 2012. The decrease in new video game hardware sales was primarily due to a decrease in hardware unit sell-through related to being in the late stages of the console cycle and sales from the launch of the Nintendo 3DS in the first quarter of fiscal 2011 which exceeded the sales from the launch of the Sony PlayStation Vita in the first quarter of fiscal 2012, offset partially by the launch of the Nintendo Wii U in the fourth quarter of fiscal 2012 and sales for the 53rd week in fiscal 2012. The decrease in new video game software sales was primarily due to declines in demand due to the late stages of the console cycle and a lack of new release video game titles in fiscal 2012 when compared to fiscal 2011, offset partially by sales for the 53rd week in fiscal 2012. The decrease in pre-owned and value video game product sales was primarily due to a decrease in store traffic related to the lack of new release video game titles in fiscal 2012 when compared to fiscal 2011 and the late stages of the console cycle, offset partially by sales for the 53rd week in fiscal 2012. The increase in digital, mobile and consumer electronics and other product sales was primarily due to an increase in sales of digital products, PC entertainment software and mobile devices in fiscal 2012 when compared to fiscal 2011 and sales for the 53rd week in fiscal 2012.
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
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. As of February 2, 2013, the Canadian segment had 336 stores compared to 346 stores as of January 28, 2012. Net sales in the Canadian segment in the 53 weeks ended February 2, 2013 decreased 4.0% compared to the 52 weeks ended January 28, 2012. The decrease in net sales was primarily attributable to a decrease in sales at existing stores of 4.6%, partially offset by the favorable impact of changes in exchange rates of $1.6 million and additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2011. The decrease in net sales at existing stores was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned and value video game product sales, offset partially by an increase in digital, mobile and consumer electronics and other product sales. The decrease in new video game hardware sales was primarily due to a decrease in hardware unit sell-through related to being in the late stages of the console cycle. The decrease in new video game software sales was primarily due to lower sales of new release video game titles and the late stages of the console cycle. The decrease in pre-owned and value video game product sales was due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the current console cycle. The increase in digital, mobile and consumer electronics and other product sales was primarily due to an increase in digital products and PC entertainment software sales and sales of mobile devices.

The segment operating loss for fiscal 2012 was $74.4 million compared to operating earnings of $12.4 million for fiscal 2011. The decrease in operating earnings was primarily due to the goodwill and asset impairment charges of $100.7 million recognized during fiscal 2012 compared to $1.3 million in fiscal 2011. Excluding the impact of the goodwill and asset impairment charges, adjusted segment operating earnings were $26.3 million in fiscal 2012, compared to $13.7 million in fiscal 2011. The increase in adjusted segment operating earnings was due to an increase in gross profit dollars as a result of the shift in sales mix from hardware to higher margin categories and an increase in gross profit percent in pre-owned and value video games products. The increase in adjusted segment operating earnings was also due to a decrease in selling, general and administrative expenses as a result of lower sales and lower store count when compared to fiscal 2011.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of February 2, 2013, the Australian segment included 416 stores, compared to 411 stores as of January 28, 2012. Net sales for the 53 weeks ended February 2, 2013 increased 0.4% compared to the 52 weeks ended January 28, 2012. The increase in net sales was primarily due to the additional sales in the 53rd week of fiscal 2012 and the impact of five new stores opened after January 28, 2012, offset by a decrease in sales at existing stores of 2.4%. The decrease in sales at existing stores was due to a decrease in new video game hardware sales, new video game software sales and pre-owned and value video game product sales, offset by an increase in digital, mobile and consumer electronics and other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the current console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles and the late stages of the current console cycle. The decrease in pre-owned and value video game product sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the current console cycle. The increase in digital, mobile and consumer electronics and other product sales was primarily due to an increase in digital products and PC entertainment software sales and sales of mobile devices.

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
Europe
Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. As of February 2, 2013, the European segment operated 1,425 stores, compared to 1,423 stores as of January 28, 2012. For the 53 weeks ended February 2, 2013, European net sales decreased 11.1% compared to the 52 weeks ended January 28, 2012. This decrease in net sales was partially due to the unfavorable impact of changes in exchange rates in fiscal 2012, which had the effect of decreasing sales by $95.7 million when compared to fiscal 2011. Excluding the impact of changes in exchange rates, sales in the European segment decreased 5.9%. The decrease in sales was primarily due to a decrease in sales at existing stores of 8.3%, offset by additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2011. The decrease in net sales at existing stores was primarily due to decreases in new video game hardware sales, new video game software sales and pre-owned and value video game product sales, offset partially by an increase in digital, mobile and consumer electronics and other product sales. The decrease in new video game hardware sales is primarily due to a decrease in hardware unit sell-through related to being in the late stages of the console cycle. The decrease in new video game software sales is primarily due to lower sales of new release video game titles and the late stages of the console cycle. The decrease in pre-owned and value video game product sales is due primarily to a decrease in store traffic related to lower sales of new release video game titles and the late stages of the console cycle. The increase in digital, mobile and consumer electronics and other product sales is due to an increase in sales of digital products, PC entertainment software and sales of mobile devices.

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

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400 million asset-based revolving credit facility (the "Revolver") together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital expenditure programs, including the payment of dividends declared by the Board of Directors, for at least the next 12 months. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or other transactions to create shareholder value and enhance financial performance. Such transactions may generate proceeds or require cash expenditures.
As of February 1, 2014, $398.9 million of our total cash on hand of $536.2 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
We had total cash on hand of $536.2 million and an additional $391.0 million of available future borrowing capacity under the Revolver. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. As of February 1, 2014, we reduce cash and liabilities when the checks are released for payment.
The impact of this revision on our consolidated statements of cash flows for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 are as follows:

	As Previously Reported	Revision	As Revised
	(In millions)
Consolidated Statements of Cash Flows:
For the 53 weeks ended February 2, 2013
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	$48.1	$(22.2)	$25.9
Net cash flows provided by operating activities	632.4	(22.2)	610.2
Cash and cash equivalents at beginning of period	655.0	(239.2)	415.8
Cash and cash equivalents at end of period	635.8	(261.4)	374.4

For the 52 weeks ended January 28, 2012
Changes in operating assets and liabilities: Accounts payable and accrued liabilities	(104.5)	17.1	(87.4)
Net cash flows provided by operating activities	624.7	17.1	641.8
Cash and cash equivalents at beginning of period	710.8	(256.3)	454.5
Cash and cash equivalents at end of period	655.0	(239.2)	415.8

Cash Flows
During fiscal 2013, cash provided by operations was $762.7 million, compared to cash provided by operations of $610.2 million in fiscal 2012. The increase in cash provided by operations of $152.5 million from fiscal 2012 to fiscal 2013 was primarily due to an increase in cash provided by working capital of $176.9 million, primarily driven by a change in the timing of payments of accounts payable, partially offset by higher inventory purchases in fiscal 2013. The higher inventory purchases in fiscal 2013 were primarily due to purchases to support the launch of new consoles.

During fiscal 2012, cash provided by operations was $610.2 million, compared to cash provided by operations of $641.8 million in fiscal 2011. The decrease in cash provided by operations of $31.6 million from fiscal 2011 to fiscal 2012 was due primarily to lower net income in fiscal 2012. Cash provided by working capital increased modestly between years, due primarily to a change in the timing of payments of prepaid expenses offset partially by higher inventory purchases in fiscal 2012 and the related effects on payments of accounts payable.
Cash used in investing activities was $207.5 million in fiscal 2013, $152.7 million in fiscal 2012 and $201.6 million in fiscal 2011. During fiscal 2013, we used $125.6 million for capital expenditures primarily to open 109 Video Game Brands stores in the U.S. and internationally and to invest in information systems and digital initiatives. During fiscal 2013, we also used $77.4 million of cash primarily for the acquisition of Spring Mobile and Simply Mac. During fiscal 2012, we used $139.6 million for capital expenditures primarily to invest in information systems, distribution center capacity and e-commerce, digital and loyalty program initiatives and to open 146 stores in the U.S. and internationally. During fiscal 2011, in addition to $165.1 million of cash used for capital expenditures, we also used $30.1 million for acquisitions in support of our digital initiatives.
Cash used in financing activities was $350.6 million in fiscal 2013, $498.5 million in fiscal 2012 and $492.6 million in fiscal 2011. The cash flows used in financing activities in fiscal 2013 were primarily for the repurchase of $258.3 million of treasury shares and the payment of dividends on our Class A Common Stock of $130.9 million. The cash flows used in financing activities in fiscal 2012 were primarily for the repurchase of $409.4 million of treasury shares and the payment of dividends on our Class A Common Stock of $102.0 million. The cash flows used in financing activities in fiscal 2011 were primarily for the repurchase of $262.1 million of treasury shares and repayment of $250.0 million in principal of our senior notes. The cash used in financing activities in fiscal 2013, fiscal 2012 and fiscal 2011 was also impacted by cash provided by the issuance of shares associated with stock option exercises of $58.0 million, $11.6 million and $18.1 million, respectively.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks.
On January 4, 2011, we entered into a $400 million revolving credit facility (the “Revolver”), which amended and restated, in its entirety, our prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of our and our domestic subsidiaries’ assets. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The Revolver was further amended and restated on March 25, 2014 as described more fully below.
The availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow by their face value. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if Revolver excess availability is less than 20%, or is projected to be so within 12 months after such payment. In addition, if Revolver usage is projected to be equal to or greater than 25% of total commitments during the prospective 12-month period, we are subject to meeting a fixed charge coverage ratio of 1.1:1.0 prior to making such payments. In the event that excess availability under the Revolver is at any time less than the greater of (1) $40 million or (2) 12.5% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.1:1.0.
The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of February 1, 2014, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or our liquidation or the liquidation of certain of our subsidiaries.
During fiscal 2013, we borrowed and repaid $130.0 million under the Revolver. During fiscal 2012 and fiscal 2011, we borrowed and repaid $81.0 million and $35.0 million, respectively, under the Revolver. Average borrowings under the Revolver for the 52 weeks ended February 1, 2014 were $14.2 million. Our average interest rate on those outstanding borrowings for the 52 weeks ended February 1, 2014 was 2.8%. As of February 1, 2014, total availability under the Revolver was $391.0 million, there were no borrowings outstanding under the Revolver and letters of credit outstanding totaled $9.0 million.
On March 25, 2014, we further amended and restated our revolving credit facility. The terms of the agreement were modified to extend the maturity date for the revolving credit facility to March 25, 2019, to increase the expansion feature under the facility from $150 million to $200 million, subject to certain conditions, and to amend certain other terms, including a reduction in the fee we are required to pay on the unused portion of the total commitment amount. The five-year, asset-based revolving credit facility has a total commitment amount of $400 million, which is subject to a monthly borrowing base calculation, and is available for the issuance of letters of credit of up to $50 million. The facility is secured by substantially all of our assets and the assets of our domestic subsidiaries. We believe the extension of the maturity date of the revolving credit facility to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 1, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding of $4.3 million.
Uses of Capital
Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. We opened or acquired 327 stores in fiscal 2013, which includes the stores acquired in connection with the Spring Mobile and Simply Mac acquisitions, and we expect to open or acquire approximately 350 to 450 stores in fiscal 2014, including investments in our Technology Brands business. Capital expenditures for fiscal 2014 are projected to be approximately $160 million, to be used primarily to fund continued digital initiatives, new store openings and store remodels and invest in distribution and information systems in support of operations.
Between May 2006 and December 2011, we repurchased and redeemed $300 million of Senior Floating Rate Notes and $650 million of Senior Notes under previously announced buybacks authorized by our Board of Directors. The associated loss on the retirement of debt was $1.0 million for the 52 week period ended January 28, 2012, which consisted of the premium paid to retire the Notes and the write-off of the deferred financing fees and the original issue discount on the Notes.
We used cash to expand our operations through acquisitions. During fiscal 2013, fiscal 2012 and fiscal 2011, we used $77.4 million, $1.5 million and $30.1 million, respectively, for acquisitions which in fiscal 2013 were primarily related to the growth of our Technology Brands business.
Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing management to repurchase our common stock. Since the beginning of fiscal 2011, the authorizations have been for $500 million at a time. Our typical practice is to seek Board of Directors’ approval for a new authorization before the existing one is fully used in order to make sure that we are always able to repurchase shares. For fiscal 2011, we repurchased 11.2 million shares at an average price per share of $21.38 for a total of $240.2 million, which excludes approximately $22 million of share repurchases that were executed at the end of fiscal 2010 but for which the settlement and related cash outflow did not occur until the beginning of fiscal 2011. For fiscal 2012, the number of shares repurchased was 19.9 million for an average price per share of $20.60 for a total of $409.4 million. For fiscal 2013, the number of shares repurchased was 6.3 million for an average price per share of $41.12 for a total of $258.3 million. Between February 2, 2014 and March 20, 2014, we have repurchased 0.6 million shares at an average price per share of $37.17 for a total of $20.6 million and we have $436.5 million remaining under our latest authorization from November 2013.
On February 8, 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $0.80 per share in dividends in fiscal 2012 and a total of $1.10 per share in fiscal 2013. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock and on that date we declared our first quarterly cash dividend for fiscal 2014 of $0.33 per share of Class A

Common Stock payable on March 25, 2014 to stockholders of record at the close of business on March 17, 2014. Future dividends will be subject to approval by our Board of Directors.
Contractual Obligations
The following table sets forth our contractual obligations as of February 1, 2014:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Leases	$1,039.4	$332.5	$405.8	$171.1	$130.0
Purchase Obligations(1)	538.7	538.7	—	—	—
Total (2)	$1,578.1	$871.2	$405.8	$171.1	$130.0

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
As of February 1, 2014, we had $20.6 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 13 to our consolidated financial statements for further information regarding our uncertain tax positions.

We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores. We do not have leases with capital improvement funding.
As of February 1, 2014, we had standby letters of credit outstanding in the amount of $9.0 million and had bank guarantees outstanding in the amount of $18.7 million, $13.0 million of which are cash collateralized.
Recent Accounting Standards and Pronouncements
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
In March 2013, ASU 2013-05 “Foreign Currency Matters (Topic 830)” was issued providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The ASU requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This ASU will be effective for us beginning the first quarter of 2014. We are evaluating the effect of this ASU, but do not expect it to have a significant impact on our consolidated financial statements.
In February 2013, ASU 2013-02 “Comprehensive Income (Topic 220): Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income” was issued regarding disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our consolidated financial statements as we have a single component of other comprehensive income, currency translation adjustments, which is not reclassified to net income.

Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions and new store openings, sales contributed by new stores, increases or decreases in comparable store sales, the nature and timing of acquisitions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to foreign currency and interest rate fluctuations, each as described more fully below.
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended February 1, 2014, we recognized a $20.3 million loss in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of February 1, 2014 was a net liability of $22.1 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of February 1, 2014 would result in a gain or loss in value of the forwards, options and swaps of $10.5 million.
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

Interest Rate Risk
Our Revolver’s per annum interest rate is variable and is based on one of (i) the U.S. prime rate, (ii) the LIBO rate or (iii) the U.S. federal funds rate. We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. We do not expect any material losses from our invested cash balances. Additionally, a hypothetical 10% adverse movement in interest rates would not have a material impact our financial condition, results of operations or cash flows and we therefore believe that we do not have significant interest rate exposure.

Item 8.	Financial Statements and Supplementary Data
See Item 15(a)(1) and (2) of this Form 10-K.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.

Item 9A.	Controls and Procedures

(a)	Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.

(b)	Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of February 1, 2014.
During the fourth quarter of fiscal 2013, we completed our acquisitions of Spring Mobile and the remaining equity ownership of Simply Mac that we did not previously own and began the process of integrating Spring Mobile and Simply Mac into our operations. We have excluded Spring Mobile and Simply Mac from our assessment of our internal control over financial reporting as of February 1, 2014 as we concluded there was insufficient time between the respective acquisition dates and the end of fiscal 2013 to properly plan, document, test and remediate, if necessary, the controls of Spring Mobile and Simply Mac. We will include Spring Mobile and Simply Mac in our assessment of our internal control over financial reporting as of January 31, 2015 (the end of fiscal year 2014). Because Spring Mobile and Simply Mac do not constitute a significant portion of our operations on a consolidated basis, we do not currently expect these integration efforts to have a material effect on our internal control over financial reporting. In the aggregate, Spring Mobile and Simply Mac represented 4.3% of our consolidated assets and less than 1% of our consolidated net sales and consolidated net income attributable to GameStop Corp. as of and for the 52 weeks ended February 1, 2014.
The effectiveness of our internal control over financial reporting as of February 1, 2014 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K on page 52.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp
Dallas, Texas

We have audited the internal control over financial reporting of GameStop Corp. (the "Company") as of February 1, 2014, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in Management’s Annual Report on Internal Control Over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Spring Communications, Inc. (“Spring Mobile”) and Simply Mac, Inc. ("Simply Mac"), which ownership interests were acquired on November 3, 2013 and November 7, 2013, respectively, and whose financial statements constitute approximately 4.3% of consolidated assets and less than 1% of consolidated net sales and consolidated net income attributable to the Company as of and for the 52 week period ended February 1, 2014. Accordingly, our audit did not include the internal control over financial reporting at Spring Mobile and Simply Mac. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 52 week period ended February 1, 2014 of the Company and our report dated April 2, 2014 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Dallas, Texas
April 2, 2014

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Executive Chairman, Chief Executive Officer, President, Chief Financial Officer, Chief Accounting Officer, any Executive Vice President and any Vice President employed in a finance or accounting role. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our management-level employees. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above Codes, or any waiver of any provision thereof with respect to any of the executive officers listed in the paragraph above, on our Web site (www.gamestop.com) within four business days following such amendment or waiver.

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.	Certain Relationships and Related Transactions, and Director Independence*

Item 14.	Principal Accountant Fees and Services*

*    The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2014 Annual Meeting of Stockholders to be held on or around June 24, 2014, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Index and Consolidated Financial Statements
The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Form 10-K.

(2)	Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K:
Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended February 1, 2014	$83.8	$40.6	$32.0	$79.9	$76.5
53 Weeks Ended February 2, 2013	67.7	43.1	31.6	58.6	83.8
52 Weeks Ended January 28, 2012	69.5	31.3	33.5	66.6	67.7

(1) Consists primarily of amounts received from vendors for defective allowances.
All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer and Director
Date: April 2, 2014
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES	Chief Executive Officer and Director	April 2, 2014
J. Paul Raines	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	April 2, 2014
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Executive Vice President and Chief	April 2, 2014
Robert A. Lloyd	Financial Officer (Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting	April 2, 2014
Troy W. Crawford	Officer (Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	April 2, 2014
Jerome L. Davis

/s/ R. RICHARD FONTAINE	Director	April 2, 2014
R. Richard Fontaine

/s/ THOMAS N. KELLY JR.	Director	April 2, 2014
Thomas N. Kelly Jr.

/s/ SHANE S. KIM	Director	April 2, 2014
Shane S. Kim

/s/ STEVEN R. KOONIN	Director	April 2, 2014
Steven R. Koonin

/s/ STEPHANIE M. SHERN	Director	April 2, 2014
Stephanie M. Shern

/s/ GERALD R. SZCZEPANSKI	Director	April 2, 2014
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	April 2, 2014
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	April 2, 2014
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheet of GameStop Corp. (the "Company") as of February 1, 2014, and the related consolidated statements of operations, comprehensive income, changes in equity, and cash flows for the 52 week period ended February 1, 2014. Our audit also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GameStop Corp as of February 1, 2014, and the results of their operations and their cash flows for the 52 week period ended February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of February 1, 2014, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2014 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Dallas, Texas
April 2, 2014

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
GameStop Corp.
Grapevine, Texas
We have audited the accompanying consolidated balance sheet of GameStop Corp. as of February 2, 2013 and the related consolidated statements of operations and comprehensive income, changes in equity, and cash flows for the 53 week period ended February 2, 2013 and the 52 week period ended January 28, 2012. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of GameStop Corp. at February 2, 2013 and the results of its operations and its cash flows for the 53 week period ended February 2, 2013 and the 52 week period ended January 28, 2012, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, TX
April 3, 2013

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS

	February 1, 2014	February 2, 2013
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$536.2	$374.4
Receivables, net	84.4	73.6
Merchandise inventories, net	1,198.9	1,171.3
Deferred income taxes — current	51.7	61.7
Prepaid expenses and other current assets	78.4	68.5
Total current assets	1,949.6	1,749.5
Property and equipment:
Land	20.4	22.5
Buildings and leasehold improvements	609.6	606.4
Fixtures and equipment	841.8	926.0
Total property and equipment	1,471.8	1,554.9
Less accumulated depreciation and amortization	995.6	1,030.1
Net property and equipment	476.2	524.8
Goodwill	1,414.7	1,383.1
Other intangible assets, net	194.3	153.4
Other noncurrent assets	56.6	61.4
Total noncurrent assets	2,141.8	2,122.7
Total assets	$4,091.4	$3,872.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$783.9	$611.6
Accrued liabilities	861.7	738.9
Income taxes payable	78.0	103.4
Notes payable	2.4	—
Total current liabilities	1,726.0	1,453.9
Deferred income taxes	37.4	31.5
Other long-term liabilities	75.0	100.5
Notes payable - long-term	1.6	—
Total long-term liabilities	114.0	132.0
Total liabilities	1,840.0	1,585.9
Commitments and contingencies (Notes 11 and 12)	—	—
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 115.3 and 128.2 shares issued, 115.3 and 118.2 shares outstanding, respectively	0.1	0.1
Additional paid-in-capital	172.9	348.3
Accumulated other comprehensive income	82.5	164.4
Retained earnings	1,995.9	1,773.5
Total stockholders' equity	2,251.4	2,286.3
Total liabilities and stockholders’ equity	$4,091.4	$3,872.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions, except per share data)
Net sales	$9,039.5	$8,886.7	$9,550.5
Cost of sales	6,378.4	6,235.2	6,871.0
Gross profit	2,661.1	2,651.5	2,679.5
Selling, general and administrative expenses	1,892.4	1,835.9	1,842.1
Depreciation and amortization	166.5	176.5	186.3
Goodwill impairments	10.2	627.0	—
Asset impairments and restructuring charges	18.5	53.7	81.2
Operating earnings (loss)	573.5	(41.6)	569.9
Interest income	(0.9)	(0.9)	(0.9)
Interest expense	5.6	4.2	20.7
Debt extinguishment expense	—	—	1.0
Earnings (loss) before income tax expense	568.8	(44.9)	549.1
Income tax expense	214.6	224.9	210.6
Net income (loss)	354.2	(269.8)	338.5
Net loss attributable to noncontrolling interests	—	0.1	1.4
Net income (loss) attributable to GameStop Corp.	$354.2	$(269.7)	$339.9
Basic net income (loss) per common share attributable to GameStop Corp.	$3.02	$(2.13)	$2.43
Diluted net income (loss) per common share attributable to GameStop Corp.	$2.99	$(2.13)	$2.41
Weighted average shares of common stock outstanding — basic	117.2	126.4	139.9
Weighted average shares of common stock outstanding — diluted	118.4	126.4	141.0

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
Net income (loss)	$354.2	$(269.8)	$338.5
Other comprehensive income (loss):
Foreign currency translation adjustments	(81.9)	(5.4)	7.1
Total comprehensive income (loss)	272.3	(275.2)	345.6
Comprehensive loss attributable to noncontrolling interests	—	0.2	1.5
Comprehensive income (loss) attributable to GameStop Corp.	$272.3	$(275.0)	$347.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings
	Shares	Common Stock
	(In millions)
Balance at January 29, 2011	146.0	$0.1	$928.9	$162.5	$1,805.8	$(1.4)	$2,895.9
Purchase of subsidiary shares from noncontrolling interest	—	—	(1.1)	—	—	1.0	(0.1)
Net income (loss) for the 52 weeks ended January 28, 2012	—	—	—	—	339.9	(1.4)	338.5
Foreign currency translation	—	—	—	7.2	—	(0.1)	7.1
Stock-based compensation	—	—	18.8	—	—	—	18.8
Repurchases of common stock	(11.2)	—	(240.2)	—	—	—	(240.2)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.1)	2.0	—	20.2	—	—	—	20.2
Balance at January 28, 2012	136.8	0.1	726.6	169.7	2,145.7	(1.9)	3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Net loss for the 53 weeks ended February 2, 2013	—	—	—	—	(269.7)	(0.1)	(269.8)
Foreign currency translation	—	—	—	(5.3)	—	(0.1)	(5.4)
Dividends(1)	—	—	—	—	(102.5)		(102.5)
Stock-based compensation	—	—	19.6	—	—	—	19.6
Repurchases of common stock	(19.9)	—	(409.4)	—	—	—	(409.4)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.0)	1.3	—	13.6	—	—	—	13.6
Balance at February 2, 2013	118.2	0.1	348.3	164.4	1,773.5	—	2,286.3
Net income for the 52 weeks ended February 1, 2014	—	—	—	—	354.2	—	354.2
Foreign currency translation	—	—	—	(81.9)	—	—	(81.9)
Dividends(1)	—	—	—	—	(131.8)	—	(131.8)
Stock-based compensation	—	—	19.4	—	—	—	19.4
Repurchases of common stock	(6.3)	—	(258.3)	—	—	—	(258.3)
Exercise of employee stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $11.1)	3.4	—	63.5	—	—	—	63.5
Balance at February 1, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$—	$2,251.4

(1)	Dividends declared per common share were $0.80 in the 53 weeks ended February 2, 2013 and $1.10 in the 52 weeks ended February 1, 2014.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
Cash flows from operating activities:
Net income (loss)	$354.2	$(269.8)	$338.5
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	169.2	178.9	188.6
Provision for inventory reserves	40.6	43.1	31.3
Goodwill impairments, asset impairments and restructuring charges	28.7	680.7	81.2
Stock-based compensation expense	19.4	19.6	18.8
Deferred income taxes	(2.7)	(58.2)	(25.2)
Excess tax benefits related to stock-based awards	(12.4)	(1.3)	(1.4)
Loss on disposal of property and equipment	7.1	13.0	10.9
Other	(0.6)	1.2	3.1
Changes in operating assets and liabilities:
Receivables, net	(1.4)	(8.1)	1.0
Merchandise inventories	(86.9)	(63.8)	64.3
Prepaid expenses and other current assets	(9.7)	27.8	(3.3)
Prepaid income taxes and income taxes payable	(19.8)	25.9	17.6
Accounts payable and accrued liabilities	302.4	25.9	(87.4)
Changes in Other long-term liabilities	(25.4)	(4.7)	3.8
Net cash flows provided by operating activities	762.7	610.2	641.8
Cash flows from investing activities:
Purchase of property and equipment	(125.6)	(139.6)	(165.1)
Acquisitions, net of cash acquired	(77.4)	(1.5)	(30.1)
Other	(4.5)	(11.6)	(6.4)
Net cash flows used in investing activities	(207.5)	(152.7)	(201.6)
Cash flows from financing activities:
Repayment of acquisition-related debt	(31.8)	—	—
Repurchase of notes payable	—	—	(250.0)
Repurchase of common shares	(258.3)	(409.4)	(262.1)
Dividends paid	(130.9)	(102.0)	—
Borrowings from the revolver	130.0	81.0	35.0
Repayments of revolver borrowings	(130.0)	(81.0)	(35.0)
Exercise of stock options, net of share repurchases for withholdings taxes	58.0	11.6	18.1
Excess tax benefits related to stock-based awards	12.4	1.3	1.4
Net cash flows used in financing activities	(350.6)	(498.5)	(492.6)
Exchange rate effect on cash and cash equivalents	(42.8)	(0.4)	13.7
Increase (decrease) in cash and cash equivalents	161.8	(41.4)	(38.7)
Cash and cash equivalents at beginning of period	374.4	415.8	454.5
Cash and cash equivalents at end of period	$536.2	$374.4	$415.8
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and wireless services retailer and is the world’s largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, mobile and consumer electronics as well as other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell mobile and consumer electronics primarily through our Spring Mobile and Simply Mac stores. Our stores, which totaled 6,675 at February 1, 2014, are located in major regional shopping malls and strip centers. We also operate electronic commerce Web sites at www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. In addition, we publish Game Informer magazine, operate the online video gaming Web site www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames, iOS and Android mobile applications and an online consumer electronics marketplace available at www.buymytronics.com. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Spring Mobile, Simply Mac, and Aio Wireless businesses.
Our largest vendors worldwide are Sony Computer Entertainment, Microsoft, Nintendo, Electronic Arts, Inc. and Activision, which accounted for 20%, 15%, 12%, 10% and 10%, respectively, of our new product purchases in fiscal 2013, 17%, 13%, 14%, 11% and 16%, respectively, in fiscal 2012 and 15%, 17%, 16%, 13% and 11%, respectively, in fiscal 2011. In addition, Take-Two Interactive accounted for 11% of our new product purchases in fiscal 2013.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries and our majority-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts (other than dollar amounts per share) in the consolidated financial statements are stated in millions unless otherwise indicated.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2013 consisted of the 52 weeks ended on February 1, 2014. Fiscal 2012 consisted of the 53 weeks ended on February 2, 2013. Fiscal 2011 consisted of the 52 weeks ended on January 28, 2012.
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. As of February 1, 2014, we reduce cash and liabilities when the checks are released for payment.
The impacts of revising our financial statements for the specified prior periods are as follows:

	As Previously Reported	Revision	As Revised
	(In millions)
Consolidated Balance Sheets:
As of February 2, 2013
Cash and cash equivalents	$635.8	$(261.4)	$374.4
Total current assets	2,010.9	(261.4)	1,749.5
Total assets	4,133.6	(261.4)	3,872.2
Accounts payable	870.9	(259.3)	611.6
Accrued liabilities	741.0	(2.1)	738.9
Total current liabilities	1,715.3	(261.4)	1,453.9
Total liabilities	1,847.3	(261.4)	1,585.9

	As Previously Reported	Revision	As Revised
	(In millions)
Consolidated Statements of Cash Flows:
For the 53 weeks ended February 2, 2013
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$48.1	$(22.2)	$25.9
Net cash flows provided by operating activities	632.4	(22.2)	610.2
Cash and cash equivalents at beginning of period	655.0	(239.2)	415.8
Cash and cash equivalents at end of period	635.8	(261.4)	374.4

For the 52 weeks ended January 28, 2012
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	(104.5)	17.1	(87.4)
Net cash flows provided by operating activities	624.7	17.1	641.8
Cash and cash equivalents at beginning of period	710.8	(256.3)	454.5
Cash and cash equivalents at end of period	655.0	(239.2)	415.8
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates.

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

Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in other noncurrent assets in our consolidated balance sheets. Our restricted cash was $16.4 million and $13.4 million as of February 1, 2014 and February 2, 2013, respectively.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, we are required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. We consider quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.
Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 1, 2014 and February 2, 2013 were $76.5 million and $83.8 million, respectively.

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. Our total depreciation expense was $152.9 million, $163.1 million and $172.2 million during fiscal 2013, fiscal 2012 and fiscal 2011, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows. We recorded impairment losses of $18.5 million, $8.8 million and $11.2 million in fiscal 2013, fiscal 2012 and fiscal 2011, respectively. See Note 2 for further information regarding our asset impairment charges.
Goodwill
Goodwill represents the excess purchase price over net identifiable assets acquired. Our management is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed as of the beginning of the fourth quarter each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have five operating and reportable segments, including Video Game Brands in the United States, Australia, Canada and Europe, and Technology Brands in the United States, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions.

We estimate the fair value of each reporting unit based on the discounted cash flows of each reporting unit. We use a two-step process to measure any potential goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess.

During the third quarter of fiscal 2012, our management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. As a result of the interim goodwill impairment test, we recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in our Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill.

We completed the annual impairment test of goodwill as of the first day of the fourth quarter of fiscal 2011, fiscal 2012 and fiscal 2013 and concluded that none of our goodwill was impaired. For the fiscal 2013 annual impairment test, Technology Brands was excluded since it commenced operations during the fourth quarter and therefore was not a reporting unit subject to assessment as of our annual testing date. For our United States, Canada and Australia reporting units, the calculated fair value of each of these reporting units exceeded their carrying values by more than 20% and the calculated fair value of our Europe reporting unit exceeded its carrying value by more than 10%. For fiscal 2013, there was a $10.2 million goodwill write-off in the United States Video Game Brands segment as a result of abandoning our investment in Spawn Labs. For fiscal 2011, there was a $3.3 million goodwill write-off in the United States Video Game Brands segment as a result of the exiting of a non-core business. Note 9 provides additional information concerning the changes in goodwill for the consolidated financial statements presented.
Other Intangible Assets
Other intangible assets consist primarily of trade names, leasehold rights, advertising relationships, dealer agreements and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period. Leasehold rights which were recorded as a result of the purchase of SFMI Micromania SAS (“Micromania”) represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term not to exceed 20 years, with no residual value. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on our digital Web sites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition or the EB merger. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.

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
During the third quarter of fiscal 2012, our management determined that sufficient indicators of potential impairment existed to require an interim impairment test of our Micromania trade name. As a result of the interim impairment test of the Micromania trade name, we recorded a $44.9 million impairment charge during the third quarter of fiscal 2012. We completed the annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2013 and fiscal 2012 and concluded that none of our intangible assets were impaired. We completed the annual impairment test of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2011 and concluded that the Micromania trade name was impaired due to revenue forecasts that had declined since the initial valuation. As a result, we recorded a $37.8 million impairment charge for fiscal 2011. The impairment charges are recorded in asset impairments and restructuring charges in our consolidated statements of operations and are recorded in the Europe segment. See Note 9.
Revenue Recognition
Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to less than 30 days and as such our sales returns are, and have historically been, immaterial.
The sales of pre-owned video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. The deferred revenues for our PowerUp Rewards loyalty program, gift cards, customer credits, magazines and product replacement plans are included in accrued liabilities (see Note 8). Gift cards sold to customers are recognized as a liability on the consolidated balance sheet until redeemed or until a reasonable point at which breakage related to non-redemption can be recognized.
We also sell a variety of digital products which generally allow consumers to download software or play games on the internet. Certain of these products do not require us to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from us, consumers pay a retail price and we earn a commission based on a percentage of the retail sale as negotiated with the product publisher. We recognize these commissions as revenue on the sale of these digital products.
Revenues do not include sales taxes or other taxes collected from customers.
Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. We include purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than cost of goods sold, in the consolidated statements of operations. For the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, these purchasing, receiving and distribution costs amounted to $56.4 million, $58.8 million and $61.7 million, respectively.

We include processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the consolidated statements of operations. For the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, these processing fees amounted to $61.5 million, $54.2 million and $65.1 million, respectively.

Customer Liabilities
We establish a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, breakage is recognized quarterly on unused customer liabilities older than two years to the extent that our management believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. Breakage has historically been immaterial. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage.
Advertising Expenses
We expense advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 were $57.8 million, $63.9 million and $65.0 million, respectively.
Loyalty Expenses
The PowerUp Rewards loyalty program, introduced in May 2010, allows enrolled members to earn points on purchases that can be redeemed for rewards that include discounts or merchandise. We estimate the net cost of the rewards that will be issued and redeemed and record this cost and the associated balance sheet reserve as points are accumulated by loyalty program members. The two primary estimates utilized to record the balance sheet reserve for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. Our management uses historical redemption rates experienced under the loyalty program as a basis to estimate the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. We continually evaluate our reserve methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the reserve through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.
Historically, the cost was recognized in selling, general and administrative expenses and the associated liability was included in accrued liabilities. However, in the fourth quarter of 2013, we determined that the net cost of the rewards that will be issued and redeemed would be better presented as cost of sales. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, will continue to be recognized in selling, general and administrative expenses. The cost of free or discounted products recognized in cost of sales for the 52 weeks ended February 1, 2014 was $18.2 million. The cost of free or discounted products for the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012 was $31.2 million and $37.8 million, respectively, all of which was recorded in selling, general and administrative expenses as discussed above. The reserve is released when loyalty program members redeem their respective points and the corresponding rewards are recorded to cost of goods sold in the period of redemption.
Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount (see Note 13).
We plan on permanently reinvesting our undistributed foreign earnings outside the United States. Where foreign earnings are permanently reinvested, no provision for federal income or foreign withholding taxes is made. Should we have undistributed foreign earnings that are not permanently reinvested, United States income tax expense and foreign withholding taxes will be provided for at the time the earnings are generated.
Lease Accounting
We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Foreign Currency Translation
We have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction and derivative net gains (losses) are included in selling, general and administrative expenses and were $3.3 million, $2.5 million and $(0.6) million for the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally. The foreign currency transaction gains and (losses) are primarily due to fluctuations in the value of the U.S. dollar compared to the Australian dollar, Canadian dollar and euro.
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
New Accounting Pronouncements
In July 2013, the Financial Accounting Standards Board ("FASB") issued an Accounting Standards Update (“ASU”) related to the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU requires an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. This ASU will be effective for us beginning the first quarter of 2014. We do not expect that this ASU will have an impact on our consolidated financial statements as we currently do not have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.
In March 2013, the FASB issued an ASU providing guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The ASU requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This ASU will be effective for us beginning the first quarter of 2014. We are evaluating the effect of this ASU, but do not expect it to have a significant impact on our Consolidated Financial Statements.
In February 2013, the FASB issued an ASU related to the reporting and disclosure of amounts reclassified out of accumulated other comprehensive income by component. An entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income, but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. This ASU was effective for our annual and interim periods beginning in fiscal 2013. The ASU had no effect on our consolidated financial statements as we have a single component of other comprehensive income, currency translation adjustments, which is not reclassified to net income.

2.	Asset Impairments and Restructuring Charges
Fiscal 2013
We recognized impairment charges of $9.0 million in fiscal 2013 related to our evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life. We used a discounted cash flow method to estimate the present value of net cash flows that the fixed asset or fixed asset group is expected to generate in determining its fair value. The key inputs to the discounted cash flow model generally included our forecasts of net cash generated from revenue, expenses and other significant cash outflows, such as capital expenditures, as well as an appropriate discount rate.
Additionally, we made a decision during the fourth quarter of fiscal 2013 to abandon our Spawn Labs business and related technology assets. As a result of this decision, we recorded impairment charges of $2.1 million related to other intangible assets and $7.4 million related to certain technology assets in connection with the exit of the Spawn Labs business, which are reflected in the asset impairments and restructuring charges line item in our consolidated statements of operations. Additionally, because we never integrated Spawn Labs into our United States Video Game Brands reporting unit, our decision to exit this business triggered an interim impairment test that resulted in a goodwill impairment charge of $10.2 million, which is reflected in the goodwill impairments line item in our consolidated statements of operations.
A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended February 1, 2014 is as follows:

	United States Video Game Brands	Europe Video Game Brands	Total
	(In millions)
Goodwill impairments	$10.2	$—	$10.2
Impairment of intangible assets	2.1	—	2.1
Impairment of technology assets	7.4	—	7.4
Impairments of property, equipment and other assets - store impairments	4.3	4.7	9.0
Total	$24.0	$4.7	$28.7
There were no restructuring charges for the 52 weeks ended February 1, 2014, and we did not have any amounts accrued for termination benefits as of February 1, 2014. An immaterial amount of termination benefits related to our restructuring initiatives was recorded within accrued liabilities in our consolidated balance sheet as of February 2, 2013, all of which was paid during fiscal 2013.
Fiscal 2012
During the third quarter of fiscal 2012, we recorded a $44.9 million impairment charge as a result of our interim impairment test of our Micromania trade name, which is described more fully in Note 9. The fair value of the Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
In fiscal 2012, we also recorded impairments of finite-lived assets of $8.8 million consisting primarily of the remaining net book value of assets for stores we are in the process of closing or that we have determined will not have sufficient cash flow on an undiscounted basis to cover the remaining net book value of assets recorded for that store.
A summary of our asset impairment charges, by reportable segment, for the 53 weeks ended February 2, 2013 is as follows:

	United States Video Game Brands	Canada Video Game Brands	Australia Video Game Brands	Europe Video Game Brands	Total
	(In millions)
Goodwill impairments	$—	$100.3	$107.1	$419.6	$627.0
Impairment of intangible assets	—	—	—	44.9	44.9
Impairments of property, equipment and other assets - store impairments	5.7	0.4	0.2	2.5	8.8
Total	$5.7	$100.7	$107.3	$467.0	$680.7
There were no restructuring charges during the fiscal year ended February 2, 2013.

Fiscal 2011
In the fourth quarter of fiscal 2011, we recorded total asset impairments and restructuring charges of $81.2 million, of which $37.8 million was recorded as a result of the annual impairment test of our Micromania trade name. The fair value of the Micromania trade name was calculated using a relief-from-royalty approach. See Note 9 for further information regarding the trade name impairment. In addition, $22.7 million was recorded related to the impairment of investments in non-core businesses, primarily a small retail movie chain of stores owned by us until fiscal 2011. We also incurred restructuring charges in the fourth quarter of fiscal 2011 related to the exit of certain markets in Europe and the closure of underperforming stores in the international segments, as well as the consolidation of European home office sites and back-office functions. These restructuring charges were a result of our management’s plan to rationalize the international store base and improve profitability. In addition, we recognized impairment charges related to our evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairments and restructuring charges, by reportable segment, for the 52 weeks ended January 28, 2012 is as follows:

	United States Video Game Brands	Canada Video Game Brands	Australia Video Game Brands	Europe Video Game Brands	Total
	(In millions)
Impairment of intangible assets	$—	$—	$—	$37.8	$37.8
Impairment of investments in non-core businesses	22.7	—	—	—	22.7
Impairments of property, equipment and other assets - store impairments	3.2	1.1	0.5	6.4	11.2
Termination benefits	3.0	0.2	—	2.4	5.6
Facility closure and other costs	—	—	0.1	3.8	3.9
Total	$28.9	$1.3	$0.6	$50.4	$81.2

3.	Acquisitions
Fiscal 2013 Acquisition Activity
Simply Mac -- In October 2012, we acquired a minority equity ownership interest in Simply Mac, which operates Apple specialist retail stores in Utah and Wyoming. The original equity investment was structured with an option whereby we could acquire the remaining ownership interest in Simply Mac's equity for a pre-negotiated price at a future point in time. Pursuant to this arrangement, in November 2013, we acquired the remaining 50.1% interest in Simply Mac for a purchase price of $9.5 million.
Spring Mobile -- In November 2013, we purchased Spring Communications, Inc. ("Spring Mobile"), a wireless retailer, for a purchase price of $62.6 million. As shown in the table below, the liabilities assumed in the acquisition included $34.5 million in term loans and a line of credit, of which $31.9 million, including interest, was repaid shortly after the acquisition date.
A summary of the fair values of the assets acquired and liabilities assumed in connection with the Spring Mobile acquisition is included in the table below. We determined the fair values based, in part, on a third-party valuation of the net assets acquired, which includes identifiable intangible assets of $39.6 million.

Assets acquired
Current assets	$19.0
Property and equipment	8.5
Identifiable intangible assets	39.6
Goodwill	50.2
Liabilities assumed
Current liabilities, excluding current portion of debt	(11.4)
Debt obligations, including current portion	(34.5)
Other long-term liabilities	(8.8)
Total purchase price	$62.6

The excess of the net purchase price over the fair value of the net identifiable assets acquired of $50.2 million was recorded as goodwill as illustrated in the table above. The goodwill, which is not deductible for tax purposes, represents a value attributable to the position Spring Mobile holds as a top reseller of AT&T and its position in the marketplace which affords it the ability to acquire smaller retailers and grow its retail network. As of February 1, 2014, we had not completed the final fair value assignments and continue to analyze certain matters primarily related to the valuation of intangible assets.
In connection with our acquisition of Spring Mobile, we assumed a promissory note that Spring Mobile had previously entered into related to its prior purchase of certain wireless stores. The promissory note has a remaining term of approximately two years and had a carrying value of $4.0 million at February 1, 2014.
During the fourth quarter of 2014, Spring Mobile acquired four immaterial AT&T distributors for total consideration of $7.6 million.
We believe that Simply Mac and Spring Mobile represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace. The operating results of Simply Mac and Spring Mobile have been included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year presented herein is not material to our consolidated financial statements.
Acquisition Activity in Fiscal 2012 and Fiscal 2011
During fiscal 2012, we completed acquisitions with a total consideration of $1.5 million, with the excess of the purchase price over the net identifiable assets acquired, in the amount of $1.5 million recorded as goodwill. During fiscal 2011, we completed acquisitions with a total consideration of $30.1 million, with the excess of the purchase price over the net identifiable assets acquired, in the amount of $26.9 million, recorded as goodwill. We included the results of operations of the acquisitions, which were not material, in the financial statements beginning on the closing date of each respective acquisition. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year is not material to our consolidated financial statements. Note 9 provides additional information concerning goodwill and intangible assets.

4.	Vendor Arrangements
We and approximately 45 of our vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, Internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned.

For fiscal 2013, we reclassified certain costs from selling, general and administrative expenses to cost of sales related to cash consideration received from our vendors to align those funds with the specific products we sell. Vendor allowances of $221.0 million were recorded as a reduction of cost of sales for the 52 week period ended February 1, 2014. For the 53 week period ended February 2, 2013 and the 52 week period ended January 28, 2012, vendor allowances recorded as a reduction of costs of sales and selling, general and administrative expenses, were $134.8 million and $90.4 million and $99.0 million and $120.9 million, respectively.

5.	Computation of Net Income (Loss) per Common Share
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

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions, except per share data)
Net income (loss) attributable to GameStop Corp.	$354.2	$(269.7)	$339.9
Weighted average common shares outstanding	117.2	126.4	139.9
Dilutive effect of options and restricted shares on common stock	1.2	—	1.1
Common shares and dilutive potential common shares	118.4	126.4	141.0
Net income (loss) per common share:
Basic	$3.02	$(2.13)	$2.43
Diluted	$2.99	$(2.13)	$2.41
The weighted average outstanding shares of Class A Common Stock for basic and diluted net loss per common share during the 53 weeks ended February 2, 2013 were the same as we incurred a net loss from continuing operations during that period and any effect on loss per share would have been antidilutive.
The following table contains information on share-based awards of Class A Common Stock which were excluded from the computation of diluted earnings per share because their effects were antidilutive:

Anti- Dilutive Shares
(In millions)
52 Weeks Ended February 1, 2014	1.5
53 Weeks Ended February 2, 2013	3.3
52 Weeks Ended January 28, 2012	2.5

6.	Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements and Derivative Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our foreign currency contracts, life insurance policies we own that have a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.
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
We value our foreign currency contracts, our life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	February 1, 2014 Level 2	February 2, 2013 Level 2
Assets
Foreign currency contracts
Other current assets	$0.9	$7.3
Other noncurrent assets	0.5	0.9
Life insurance policies we own[1]	7.1	3.5
Total assets	$8.5	$11.7
Liabilities
Foreign currency contracts
Accrued liabilities	$21.3	$9.1
Other long-term liabilities	2.2	4.4
Nonqualified deferred compensation[2]	1.1	0.9
Total liabilities	$24.6	$14.4
____________________
1 Recognized in other non-current assets in our consolidated balance sheets.
2 Recognized in accrued liabilities in our consolidated balance sheets.
We use foreign currency contracts, including forward exchange contracts, foreign currency options and cross-currency swaps, to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $640.6 million and $669.9 million as of February 1, 2014 and February 2, 2013, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Gains (losses) on the changes in fair value of derivative instruments	$(20.3)	$(19.8)	$13.5
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	23.6	22.3	(14.1)
Total	$3.3	$2.5	$(0.6)

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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we recorded certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets and liabilities that are measured at fair value on a nonrecurring basis related primarily to our tangible property and equipment, goodwill and other intangible assets.

During fiscal 2013, we recorded a $28.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $16.4 million of property and equipment impairments, $10.2 million of goodwill impairments and $2.1 million of other intangible asset impairments. During fiscal 2012, we recorded a $680.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $627 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. When recognizing an impairment charge, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our consolidated statements of operations. The fair value measurements included in the goodwill, trade name and property and equipment impairments were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 9 for further information associated with the goodwill and trade name impairments and Note 2 for further information associated with the property and equipment impairments.
Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with the Spring Mobile and Simply Mac acquisitions in the fourth quarter of 2013. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in the acquisitions.
Other Fair Value Disclosures
The carrying value of financial instruments such as cash and cash equivalents, receivables, net and accounts payable approximates their fair value, except for differences with respect to our senior notes that were outstanding until December 2011. As of January 28, 2012, there were no senior notes payable.

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

	February 1, 2014	February 2, 2013
Bankcard receivables	$42.6	$35.9
Other receivables	45.5	40.0
Allowance for doubtful accounts	(3.7)	(2.3)
Total receivables, net	$84.4	$73.6

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	February 1, 2014	February 2, 2013
Customer liabilities	$368.8	$362.8
Deferred revenue	118.1	93.5
Employee benefits, compensation and related taxes	145.3	129.8
Other taxes	53.5	60.5
Other accrued liabilities	176.0	92.3
Total accrued liabilities	$861.7	$738.9

9.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for the 53 weeks ended February 2, 2013 and the 52 weeks ended February 1, 2014 were as follows:

	United States	Canada	Australia	Europe	Technology Brands	Total
	(In millions)
Balance at January 28, 2012	$1,152.0	$137.4	$210.0	$519.6	$—	$2,019.0
Acquisitions (Note 3)	1.5	—	—	—	—	1.5
Impairment	—	(100.3)	(107.1)	(419.6)	—	(627.0)
Foreign currency translation adjustment	—	0.6	(6.3)	(4.7)	—	(10.4)
Balance at February 2, 2013	1,153.5	37.7	96.6	95.3	—	1,383.1
Acquisitions (Note 3)	—	—	—	—	62.1	62.1
Impairment	(10.2)	—	—	—	—	(10.2)
Foreign currency translation adjustment	—	(3.9)	(15.3)	(1.1)	—	(20.3)
Balance at February 1, 2014	$1,143.3	$33.8	$81.3	$94.2	$62.1	$1,414.7

Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Our management is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have five operating segments, including Video Game Brands in the United States, Australia, Canada and Europe, and Technology Brands in the United States, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within those regions.

We estimate the fair value of each reporting unit based on the discounted cash flows of each reporting unit. We use a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess.
During the third quarter of fiscal 2012, our management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test. These indicators included the recent trading prices of our Class A Common Stock and the decrease in our market capitalization below the total amount of stockholders’ equity on our consolidated balance sheet.
To perform step one of the interim goodwill impairment test, we utilized a discounted cash flow method to determine the fair value of reporting units. Our management was required to make significant judgments based on our projected annual business plans, long-term business strategies, comparable store sales, store count, gross margins, operating expenses, working capital needs, capital expenditures and long-term growth rates, all considered in light of current and anticipated economic factors. Discount rates used in the analysis reflect a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows. Terminal growth rates were based on long-term growth rate potential and a long-term inflation forecast. Given the significant decline in our market capitalization during the second quarter of fiscal 2012, we increased the discount rates for each of our reporting units from those used in step one of our fiscal 2011 annual goodwill impairment test to better reflect the market participant’s perceived risk associated with the projected cash flows, which had the effect of decreasing the fair value of each of the reporting units. We also updated its estimated cash flows from those used in step one of the fiscal 2011 annual goodwill impairment test to reflect the most recent strategic forecast, which resulted in, among other things, a decrease in the projected growth rates in store count and modifications to the projected growth rates in same-store sales.
Upon completion of step one of the interim goodwill impairment test, our management determined that the fair values of its Australia, Canada and Europe reporting units were below their carrying values and, as a result, conducted step two of the interim goodwill impairment test to determine the implied fair value of goodwill for the Australia, Canada and Europe reporting units. The calculated fair value of the United States reporting unit significantly exceeded its carrying value. Therefore, step two of the interim goodwill impairment test was not required for the United States reporting unit.
The implied fair value of goodwill is determined in step two of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination and the residual fair value after this allocation is the implied fair value of the reporting unit’s goodwill. In the process of conducting the second step of the goodwill impairment test, we identified intangible assets consisting of trade names in our Australia, Canada and Europe reporting units. Additionally, we identified hypothetical unrecognized fair value changes to merchandise inventories, property and equipment, unfavorable leasehold interests and deferred income taxes. The combination of these hypothetical unrecognized intangible assets and other hypothetical unrecognized fair value changes to the carrying values of other assets and liabilities, together with the lower reporting unit fair values calculated in step one, resulted in an implied fair value of goodwill below the carrying value of goodwill for the Australia, Canada and Europe reporting units. Accordingly, we recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in our Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill.
There were no impairments to goodwill prior to the $627 million charge recorded in fiscal 2012, with the exception of a $3.3 million charge recorded in fiscal 2011 related to the exit of non-core operations. During fiscal 2013, $10.2 million of goodwill was expensed in the United States segment as a result of the exiting of an immaterial non-core business. Cumulative goodwill impairment losses were $640.5 million as of February 1, 2014, of which $13.5 million, $100.3 million, $107.1 million and $419.6 million were attributable to our United States, Canada, Australia and Europe reporting units, respectively.
Intangible Assets
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
As a result of the impairment indicators described in the discussion above of the interim goodwill impairment test, during the third quarter of fiscal 2012, we also tested our long-lived assets for impairment and concluded that our Micromania trade name was impaired. As a result of the interim impairment test, we recorded a $44.9 million impairment charge of our Micromania trade name for the third quarter of fiscal 2012. For fiscal 2011, we recorded a $37.8 million charge as a result of our annual impairment test of our Micromania trade name. There were no trade name impairments recorded as a result of the fiscal 2013 annual impairment test. For each impairment test, the fair value of our Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections is internal revenue forecasts, which we believe represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential risk premium to reflect the inherent risk of holding a standalone intangible asset. The discount rate used in the analysis reflects a hypothetical market participant’s weighted average cost of capital, current market rates and the risks associated with the projected cash flows.

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of February 1, 2014 and February 2, 2013 were as follows (in millions):

	As of February 1, 2014			As of February 2, 2013
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$54.2	$—	$54.2	$54.8	$—	$54.8
Dealer agreement	57.2	—	57.2	—	—	—
Intangible assets with finite lives:
Key money	113.6	(44.4)	69.2	115.9	(39.1)	76.8
Other	40.9	(27.2)	13.7	42.2	(20.4)	21.8
Total	$265.9	$(71.6)	$194.3	$212.9	$(59.5)	$153.4

(1) The majority of the change in the gross carrying amount of intangible assets is due to business acquisitions (Note 3).

Intangible asset amortization expense for the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $14.0 million, $14.3 million and $17.8 million, respectively.

The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Fiscal Year Ending on or around January 31,	Projected Amortization Expense

2015	$12.5
2016	11.9
2017	9.8
2018	9.0
2019	8.6
$51.8

10.	Debt
On January 4, 2011, we entered into a $400 million credit agreement (the “Revolver”), which amended and restated our prior credit agreement entered into in October 2005 (the “Credit Agreement”). The Revolver provides for a five-year, $400 million asset-based facility, including a $50 million letter of credit sublimit, secured by substantially all of our assets and the assets of our domestic subsidiaries. We have the ability to increase the facility, which matures in January 2016, by $150 million under certain circumstances. The extension of the Revolver to January 2016 reduces our exposure to potential tightening or other adverse changes in the credit markets.
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
The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more. The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 1.25% to 1.5% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 2.25% to 2.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.375% or 0.50%, depending on facility usage, for any unused portion of the total commitment under the Revolver. As of February 1, 2014, the applicable margin was 1.25% for prime rate loans and 2.25% for LIBO rate loans, while the required commitment fee was 0.50% for the unused portion of the Revolver.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and our mergers or liquidation or mergers or the liquidation of certain of our subsidiaries. During fiscal 2013, we borrowed and repaid $130.0 million under the Revolver. During fiscal 2012 and fiscal 2011, we borrowed and repaid $81.0 million and $35.0 million, respectively, under the Revolver. Average borrowings under the Revolver for the 52 weeks ended February 1, 2014 were $14.2 million. Our average interest rate on those outstanding borrowings for the 52 weeks ended February 1, 2014 was 2.8%. As of February 1, 2014, total availability under the Revolver was $391 million, there were no borrowings outstanding and letters of credit outstanding totaled $9.0 million. We are currently in compliance with the requirements of the Revolver.
On March 25, 2014, we amended and restated our revolving credit facility. The terms of the agreement were modified to extend the maturity date for the revolving credit facility to March 25, 2019, to increase the expansion feature under the facility from $150 million to $200 million, subject to certain conditions, and to amend certain other terms, including a reduction in the fee we are required to pay on the unused portion of the total commitment amount. The five-year, asset-based revolving credit facility has a total commitment amount of $400 million, which is subject to a monthly borrowing base calculation, and is available for the issuance of letters of credit of up to $50 million. The facility is secured by substantially all of our assets and the assets of our domestic subsidiaries. We believe the extension of the maturity date of the revolving credit facility to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 1, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.3 million.

11.	Leases
We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Approximate rental expenses under operating leases were as follows:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
Minimum	$381.6	$385.4	$386.9
Percentage rentals	9.4	9.3	12.3
	$391.0	$394.7	$399.2

Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 1, 2014, are approximately:

Fiscal Year Ending on or around January 31,	Amount
(In millions)
2015	$332.5
2016	243.2
2017	162.6
2018	103.3
2019	67.8
Thereafter	130.0
$1,039.4

12.	Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases totaling $18.7 million as of February 1, 2014 and $21 million as of February 2, 2013.
See Note 11 for information regarding commitments related to our noncancelable operating leases.

Contingencies
In the ordinary course of our business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material adverse effect on our financial condition, results of operations or liquidity.

13.	Income Taxes
The provision for income tax consisted of the following:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
Current tax expense:
Federal	$158.2	$229.6	$193.5
State	24.5	24.1	20.9
Foreign	34.6	29.4	21.4
	217.3	283.1	235.8
Deferred tax expense (benefit):
Federal	(1.9)	(46.3)	(10.2)
State	(0.1)	(3.5)	(0.2)
Foreign	(0.7)	(8.4)	(14.8)
	(2.7)	(58.2)	(25.2)
Total income tax expense	$214.6	$224.9	$210.6

The components of earnings (loss) before income tax expense consisted of the following:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
United States	$491.6	$547.2	$551.9
International	77.2	(592.1)	(2.8)
Total	$568.8	$(44.9)	$549.1
The difference in income tax provided and the amounts determined by applying the statutory rate to earnings (loss) before income taxes resulted from the following:

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	1.9	(27.7)	2.6
Foreign income taxes	(0.5)	5.6	1.3
Nondeductible goodwill impairments	0.6	(488.6)	—
Change in valuation allowance	—	(22.5)	0.1
Subpart F income	4.8	(61.4)	4.6
Interest income from hybrid securities	(5.8)	73.3	(6.1)
Other (including permanent differences) [1]	1.7	(14.6)	0.9
	37.7%	(500.9)%	38.4%

(1) Other is comprised of numerous items, none of which is greater than 1.75% of earnings before income taxes.

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	February 1, 2014	February 2, 2013
Deferred tax asset:
Inventory obsolescence reserve	$18.8	$23.6
Deferred rents	12.4	13.6
Stock-based compensation	26.4	25.3
Net operating losses	16.8	15.0
Customer liabilities	31.9	38.1
Property and equipment	21.9	9.3
Foreign tax credit carryover	1.4	—
Other	9.4	11.1
Total deferred tax assets	139.0	136.0
Valuation allowance	(13.3)	(13.5)
Total deferred tax assets, net	125.7	122.5
Deferred tax liabilities:
Goodwill	(80.3)	(55.0)
Prepaid expenses	(4.9)	(6.6)
Acquired intangible assets	(20.6)	(24.6)
Other	(5.6)	(6.1)
Total deferred tax liabilities	(111.4)	(92.3)
Net	$14.3	$30.2
Consolidated financial statements:
Deferred income tax assets — current	$51.7	$61.7
Deferred income tax liabilities — noncurrent	$(37.4)	$(31.5)
In addition, the valuation allowance for deferred tax assets as of the fiscal year ended January 28, 2012 was $3.4 million.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years ended February 2, 2013, January 28, 2012, January 29, 2011, January 30, 2010 and January 31, 2009. We do not anticipate any adjustments that would result in a material impact on our consolidated financial statements as a result of these audits. We are no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended February 2, 2008.
With respect to state and local jurisdictions and countries outside of the United States, we and our subsidiaries are typically subject to examination for three to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.

As of February 1, 2014, the gross amount of unrecognized tax benefits was approximately $20.6 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $18.5 million, exclusive of any benefits related to interest and penalties.
A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	February 1, 2014	February 2, 2013	January 28, 2012
Beginning balance of unrecognized tax benefits	$28.7	$25.4	$24.9
Increases related to current period tax positions	0.5	0.5	—
Increases related to prior period tax positions	16.6	6.3	9.9
Reductions as a result of a lapse of the applicable statute of limitations	(1.9)	(3.2)	(2.0)
Reductions as a result of settlements with taxing authorities	(23.3)	(0.3)	(7.4)
Ending balance of unrecognized tax benefits	$20.6	$28.7	$25.4

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of February 1, 2014, February 2, 2013 and January 28, 2012, we had approximately $6.1 million, $5.4 million and $3.2 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $1.6 million of expense, $2.3 million of benefit and $2.7 million of benefit were recognized through income tax expense in the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 1, 2014.
Deferred income taxes have not been provided for on the approximately $542.1 million of undistributed earnings generated by certain foreign subsidiaries as of February 1, 2014 because we intend to permanently reinvest such earnings outside the United States. We do not currently require, nor do we have plans for, the repatriation of retained earnings from these subsidiaries. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to provide for income taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, we cannot reasonably estimate the amount of such a tax event.

14.	Stock Incentive Plan
Effective June 2013, our stockholders voted to adopt the Amended and Restated 2011 Incentive Plan (the “Amended 2011 Incentive Plan”) to provide for issuance under the 2011 Incentive Plan of our Class A Common Stock. The Amended 2011 Incentive Plan provides a maximum aggregate amount of 9.25 million shares of Class A Common Stock with respect to which options may be granted and provides for a grant of cash, granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock and other share-based awards, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from the grant date. Shares issued upon exercise of options are newly issued shares. Options and restricted shares granted after June 21, 2011 are issued under the 2011 Incentive Plan.
Effective June 2009, our stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “2001 Incentive Plan”) to provide for issuance under the 2001 Incentive Plan of our Class A Common Stock. The 2001 Incentive Plan provided a maximum aggregate amount of 46.5 million shares of Class A Common Stock with respect to which options may have been granted and provided for the granting of incentive stock options, non-qualified stock options, and restricted stock, which may have included, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares were issued at fair market value of the underlying shares on the date of grant. In general, the options vested and became exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expired ten years from the grant date. Shares issued upon exercise of options are newly issued shares. Options and restricted shares granted on or before June 21, 2011 were issued under the 2001 Incentive Plan.
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. We have not historically experienced material forfeitures with respect to the employees who currently receive stock option grants and thus we do not expect any forfeitures related to these awards. The weighted-average fair value of the options granted during the 52 weeks ended February 1, 2014 was estimated at $7.10 based on the following assumptions:

52 Weeks Ended February 1, 2014
Volatility	46.4%
Risk-free interest rate	1.0%
Expected life (years)	5.6
Expected dividend yield	4.3%
In addition to recognizing the estimated fair value of stock-based compensation in earnings over the required service period, we are also required to present tax benefits received in excess of amounts determined based on the compensation expense recognized on the statements of cash flows. Such tax benefits are presented as a use of cash in the operating section and a source of cash in the financing section of the consolidated statements of cash flows.
A summary of our stock option activity during the 52 weeks ended February 1, 2014 is presented below:

	Shares	Weighted- Average Exercise Price
	(Millions of shares)
Balance, February 2, 2013	4.6	$25.04
Granted	0.5	$24.82
Exercised	(2.8)	$20.84
Forfeited	(0.3)	$38.33
Balance, February 1, 2014	2.0	$29.31

The following table summarizes information as of February 1, 2014 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Contractual Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$ 9.29 - $10.13	0.3	1.09	$10.11	0.3	$10.11
$17.94 - $20.69	0.3	4.09	$20.18	0.3	$20.18
$24.82 - $26.68	0.8	6.95	$25.45	0.4	$26.24
$49.95 - $49.95	0.6	4.02	$49.95	0.6	$49.95
$ 9.29 - $49.95	2.0	4.71	$29.31	1.6	$30.61
The total intrinsic value of options exercised during the fiscal years ended February 1, 2014, February 2, 2013 and January 28, 2012 was $53.5 million, $7.7 million, and $16.0 million, respectively. The intrinsic value of options exercisable and options outstanding was $15.9 million and $20.5 million, respectively, as of February 1, 2014.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, we included compensation expense relating to the grant of these options in the amount of $1.0 million, $2.1 million and $6.4 million, respectively, in selling, general and administrative expenses. As of February 1, 2014, the unrecognized compensation expense related to the unvested portion of our stock-based awards was $2.2 million.
Restricted Stock Awards
We grant restricted stock awards to certain of our employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance.

The following table presents a summary of our restricted stock awards activity during the 52 weeks ended February 1, 2014:

	Shares	Weighted- Average Grant Date Fair Value
	(Millions of shares)
Nonvested shares at February 2, 2013	1.8	$22.92
Granted	1.2	$24.82
Vested	(0.6)	$21.99
Forfeited	(0.1)	$23.98
Nonvested shares at February 1, 2014	2.3	$24.10
Of the shares granted during fiscal 2013, 916 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 262 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 131 thousand shares vest in equal annual installments over three years based on performance targets measured at the end of fiscal 2013. The remaining 131 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 30, 2016. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
During the 53 weeks ended February 2, 2013, we granted 1.4 million shares of restricted stock with a weighted average grant date fair value of $23.66 per common share with fair value being determined by the quoted market price of our common stock on the date of grant. Of these shares, 783 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 626 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 101 thousand shares vest in equal annual installments over three years based on performance targets that were achieved and 25 thousand shares were forfeited based on fiscal 2012 performance. The remaining 500 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 31, 2015. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts. The restricted stock granted in the 52 weeks ended January 28, 2012 vest in equal annual installments over three years.
During the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, we included compensation expense relating to the grant of these restricted shares in the amounts of $18.4 million, $17.5 million and $12.4 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of February 1, 2014, there was $28.1 million of unrecognized compensation expense related to nonvested restricted stock awards that is expected to be recognized over a weighted average period of 1.8 years.
Subsequent to the fiscal year ended February 1, 2014, we granted 588 thousand shares of restricted stock with a grant date fair value of $38.52 per common share and 283 thousand shares of stock options under the 2011 Incentive Plan. Of the restricted shares, 315 thousand shares vest in equal annual installments over three years. Restricted shares and options granted are subject to continued service. Of the restricted shares granted subsequent to February 1, 2014, 182 thousand shares are subject to a performance target which will be measured following the completion of the 52 weeks ending January 31, 2015 with the portion earned vesting in equal annual installments over three years. The remaining 91 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 28, 2017. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.

15.	Employees’ Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, for a maximum of $17.5 thousand a year for 2013, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 and the 52 weeks ended January 28, 2012, were $4.8 million, $4.6 million and $4.1 million, respectively.

16.	Significant Products

Beginning with this Form 10-K, we are expanding the categories included in our disclosures on sales and gross profit by category in order to reflect recent changes in our business, the expansion of categories previously included in other and our management emphasis as we operate in the future. Our previous categories of New Video Game Hardware and New Video Game Software remain unchanged.

We are expanding our previous category of Pre-owned Video Game Products to include value-priced, or closeout, product and will be calling the category Pre-owned and Value Video Game Products now and in the future. We believe there is significant opportunity to purchase closeout and overstocked inventory from publishers, distributors and other retailers which is older new product but can be acquired for less than typical new release product costs. This product can then be resold in our Video Game Brands stores and on our Web sites as value-priced product. Our limited purchases of this product in the past have yielded significantly higher margins than new video game products, yet slightly lower margins than pre-owned video game products.

In the past, all other products we sold were categorized into “Other”, which included video game accessories, digital products, new and pre-owned mobile products, consumer electronics, revenues from our PowerUp Rewards program and Game Informer subscription sales, strategy guides, toys and PC entertainment software. We are separating our historical Other category into the following new categories:

•	Video Game Accessories, which includes new accessories for use with video game consoles and hand-held devices and software, such as controllers, gaming headsets and memory cards;

•
Digital, which includes revenues from the sale of DLC, Xbox Live, PlayStation Plus and Nintendo network points and subscription cards, other prepaid digital currencies and time cards, Kongregate, Game Informer digital subscriptions and PC digital downloads;

•
Mobile and Consumer Electronics, which includes revenues from selling new and pre-owned mobile devices and consumer electronics in Video Game Brands stores and all revenues from our Technology Brands stores;

•	Other, which includes revenues from the sales of PC entertainment software, toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware	$1,730.0	19.1%	$1,333.4	15.0%	$1,611.6	16.9%
New video game software	3,480.9	38.5%	3,582.4	40.3%	4,048.2	42.4%
Pre-owned and value video game products	2,329.8	25.8%	2,430.5	27.4%	2,620.2	27.4%
Video game accessories	560.6	6.2%	611.8	6.9%	661.1	6.9%
Digital	217.7	2.4%	208.4	2.3%	143.0	1.5%
Mobile and consumer electronics	303.7	3.4%	200.3	2.3%	12.8	0.1%
Other	416.8	4.6%	519.9	5.8%	453.6	4.8%
Total	$9,039.5	100.0%	$8,886.7	100.0%	$9,550.5	100.0%

	52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013		52 Weeks Ended January 28, 2012
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$176.5	10.2%	$101.7	7.6%	$113.6	7.0%
New video game software	805.3	23.1%	786.3	21.9%	839.0	20.7%
Pre-owned and value video game products	1,093.9	47.0%	1,170.1	48.1%	1,221.2	46.6%
Video game accessories	220.5	39.3%	237.9	38.9%	251.9	38.1%
Digital	149.2	68.5%	120.9	58.0%	66.5	46.5%
Mobile and consumer electronics	65.1	21.4%	41.3	20.6%	3.5	27.3%
Other	150.6	36.1%	193.3	37.2%	183.8	40.5%
Total	$2,661.1	29.4%	$2,651.5	29.8%	$2,679.5	28.1%

17.	Segment Information
We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Spring Mobile, Simply Mac, and Aio Wireless businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brand stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; the electronic commerce Web site www.gamestop.com; Game Informer magazine; the online video gaming Web site www.kongregate.com; a digital PC game distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 52 weeks ended February 1, 2014, the 53 weeks ended February 2, 2013 or the 52 weeks ended January 28, 2012.
Information on segments and the reconciliation of segment profit to earnings (loss) before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended February 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,160.4	$468.8	$613.7	$1,733.8	$62.8	$9,039.5
Segment operating earnings (loss)	465.3	26.6	37.5	44.3	(0.2)	573.5
Interest income						0.9
Interest expense						(5.6)
Earnings before income taxes						568.8

Other Information:
Goodwill	1,143.3	33.8	81.3	94.2	62.1	1,414.7
Other long-lived assets	320.0	20.8	40.4	269.3	76.6	727.1
Total assets	2,320.7	228.7	389.2	972.2	180.6	4,091.4
Income tax expense	173.2	11.6	8.8	21.0	—	214.6
Depreciation and amortization	115.4	4.4	10.5	35.3	0.9	166.5
Capital expenditures	85.7	6.9	6.7	21.4	4.9	125.6

As of and for the Fiscal Year Ended February 2, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,192.4	$478.4	$607.3	$1,608.6	$—	$8,886.7
Segment operating earnings (loss)	501.9	(74.4)	(71.6)	(397.5)	—	(41.6)
Interest income						0.9
Interest expense						(4.2)
Loss before income taxes						(44.9)

Other Information:
Goodwill	1,153.5	37.7	96.6	95.3	—	1,383.1
Other long-lived assets	375.4	21.0	52.1	291.1	—	739.6
Total assets	2,404.0	252.2	416.6	799.4	—	3,872.2
Income tax expense	199.8	7.1	11.6	6.4	—	224.9
Depreciation and amortization	120.7	5.1	13.8	36.9	—	176.5
Capital expenditures	101.8	3.6	9.2	25.0	—	139.6

As of and for the Fiscal Year Ended January 28, 2012	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,637.0	$498.4	$604.7	$1,810.4	$—	$9,550.5
Segment operating earnings	501.9	12.4	35.4	20.2	—	569.9
Interest income						0.9
Interest expense						(20.7)
Debt extinguishment expense						(1.0)
Earnings before income taxes						549.1

Other Information:
Goodwill	1,152.0	137.4	210.0	519.6	—	2,019.0
Other long-lived assets	404.0	23.0	58.3	345.8	—	831.1
Total assets	2,479.0	350.8	513.3	1,265.1	—	4,608.2
Income tax expense	197.4	4.2	11.7	(2.7)	—	210.6
Depreciation and amortization	126.4	6.1	12.4	41.4	—	186.3
Capital expenditures	108.7	3.2	24.4	28.8	—	165.1

18.	Supplemental Cash Flow Information

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012
	(In millions)
Cash paid during the period for:
Interest	$2.7	$2.7	$24.7
Income taxes	238.0	246.1	210.7
Acquisitions:
Goodwill	62.1	1.5	26.9
Noncontrolling interests	—	—	0.1
Net assets acquired	15.3	—	3.1
Cash paid for acquisitions, net of cash acquired	$77.4	$1.5	$30.1

19.	Stockholders’ Equity
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
In 2005, we adopted a rights agreement under which one right (a “Right”) is attached to each outstanding share of our common stock. Each Right entitles the holder to purchase from us one ten-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one thousandth of a share. The Rights will be exercisable only if a person or group acquires 15% or more of the voting power of our outstanding common stock or announces a tender offer or exchange offer, the consummation of which would result in such person or group owning 15% or more of the voting power of our outstanding common stock.
If a person or group acquires 15% or more of the voting power of our outstanding common stock, each Right will entitle a holder (other than such person or any member of such group) to purchase, at the Right’s then current exercise price, a number of shares of common stock having a market value of twice the exercise price of the Right. In addition, if we are acquired in a merger or other business combination transaction or 50% or more of our consolidated assets or earning power are sold at any time after the Rights have become exercisable, each Right will entitle its holder to purchase, at the Right’s then current exercise price, a number of the acquiring company’s common shares having a market value at that time of twice the exercise price of the Right. Furthermore, at any time after a person or group acquires 15% or more of the voting power of our outstanding common stock but prior to the acquisition of 50% of such voting power, the Board of Directors may, at its option, exchange part or all of the Rights (other than Rights held by the acquiring person or group) at an exchange rate of one one thousandth of a share of Series A Preferred Stock or one share of our common stock for each Right.
We will be entitled to redeem the Rights at any time prior to the acquisition by a person or group of 15% or more of the voting power of our outstanding common stock, at a price of $0.01 per Right. The Rights will expire on October 28, 2014.
We have 5 million shares of $0.001 par value preferred stock authorized for issuance, of which 500 thousand shares have been designated by the Board of Directors as Series A Preferred Stock and reserved for issuance upon exercise of the Rights. Each such share of Series A Preferred Stock will be nonredeemable and junior to any other series of preferred stock that we may issue (unless otherwise provided in the terms of such stock) and will be entitled to a preferred dividend equal to the greater of $1.00 or one thousand times any dividend declared on our common stock. In the event of liquidation, the holders of Series A Preferred Stock will receive a preferred liquidation payment of $1,000 per share, plus an amount equal to accrued and unpaid dividends and distributions thereon. Each share of Series A Preferred Stock will have ten thousand votes, voting together with our common stock. However, in the event that dividends on the Series A Preferred Stock shall be in arrears in an amount equal to six quarterly dividends thereon, holders of the Series A Preferred Stock shall have the right, voting as a class, to elect two of our directors. In the event of any merger, consolidation or other transaction in which our common stock is exchanged, each share of Series A Preferred Stock will be entitled to receive one thousand times the amount and type of consideration received per share of our common stock. At February 1, 2014, there were no shares of Series A Preferred Stock outstanding.

Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our common stock. Since the beginning of fiscal 2011, the authorizations have been for $500 million at a time. Our typical practice is to seek Board of Directors’ approval for a new authorization before the existing one is fully used in order to make sure that we are always able to repurchase shares. For fiscal 2011, we repurchased 11.2 million shares at an average price per share of $21.38 for a total of $240.2 million, which excludes approximately $22 million of share repurchases that were executed at the end of fiscal 2010 but for which the settlement and related cash outflow did not occur until the beginning of fiscal 2011. For fiscal 2012, the number of shares repurchased was 19.9 million for an average price per share of $20.60 for a total of $409.4 million. For fiscal 2013, the number of shares repurchased was 6.3 million for an average price per share of $41.12 for a total of $258.3 million. Between February 2, 2014 and March 20, 2014, we have repurchased 0.6 million shares at an average price per share of $37.17 for a total of $20.6 million and have $436.5 million remaining under our latest authorization from November 2013.
In February 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $0.80 per share in dividends in fiscal 2012 and a total of $1.10 per share in fiscal 2013. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock and approved our first quarterly cash dividend to our stockholders for fiscal 2014 of $0.33 per share of Class A Common Stock payable on March 25, 2014 to stockholders of record at the close of business on March 17, 2014. Future dividends will be subject to approval by our Board of Directors.

20.	Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 1, 2014 and February 2, 2013. The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended February 1, 2014				Fiscal Year Ended February 2, 2013
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (2)	1st Quarter	2nd Quarter	3rd Quarter(1)	4th Quarter
	(Amounts in millions, except per share amounts)
Net sales	$1,865.3	$1,383.7	$2,106.7	$3,683.8	$2,002.2	$1,550.2	$1,772.8	$3,561.5
Gross profit	578.3	481.3	598.3	1,003.2	599.9	519.3	557.4	974.9
Operating earnings (loss)	87.2	18.8	109.1	358.4	115.0	34.5	(603.5)	412.3
Net income (loss) attributable to GameStop Corp.	54.6	10.5	68.6	220.5	72.5	21.0	(624.3)	261.1
Basic net income (loss) per common share (3)	0.46	0.09	0.59	1.91	0.54	0.16	(5.08)	2.17
Diluted net income (loss) per common share (3)	0.46	0.09	0.58	1.89	0.54	0.16	(5.08)	2.15
Dividend declared per common share	0.275	0.275	0.275	0.275	0.15	0.15	0.25	0.25

The following footnotes are discussed as pretax expenses.

(1)	The results of operations for the third quarter of the fiscal year ended February 2, 2013 include goodwill impairments of $627.0 million and asset impairments of $51.8 million.

(2)
The results of operations for the fourth quarter of the fiscal year ended February 1, 2014 include goodwill impairments of $10.2 million and asset impairments of $18.5 million. Additionally, results include a $33.6 million benefit associated with changes in accounting estimates primarily related to our loyalty programs and other customer liabilities.

(3)
Basic net income (loss) per common share and diluted net income (loss) per common share are calculated based on net income (loss) attributable to GameStop Corp. for the quarter. The sum of the quarters may not necessarily be equal to the full year net income (loss) per common share amount.

EXHIBIT INDEX

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.(1)

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.(2)

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.(3)

3.1	Third Amended and Restated Certificate of Incorporation.(4)

3.2	Third Amended and Restated Bylaws.(4)

4.1	Indenture, dated September 28, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(5)

4.2	First Supplemental Indenture, dated October 8, 2005, by and among GameStop Corp. (f/k/a GSC Holdings Corp.), GameStop, Inc., the subsidiary guarantors party thereto, and Citibank N.A., as trustee.(6)

4.3	Rights Agreement, dated as of June 27, 2005, between GameStop Corp. (f/k/a GSC Holdings Corp.) and The Bank of New York, as Rights Agent.(7)

4.4	Form of Indenture.(8)

10.1*	Fourth Amended and Restated 2001 Incentive Plan.(9)

10.2*	Amended and Restated 2011 Incentive Plan.(10)

10.3*	Second Amended and Restated Supplemental Compensation Plan.(11)

10.4*	Form of Option Agreement.(12)

10.5*	Form of Restricted Share Agreement.(13)

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

10.17*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.(16)

10.18*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.(16)

10.19*	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended on November 13, 2013.(17)

10.20*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.(16)

10.21*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.(16)

10.22*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.(16)

10.23*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.(20)

10.24*	Retirement Policy. (18)

10.25
Second Amended and Restated Credit Agreement, dated as of March 25, 2014, by and among GameStop Corp., certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed therein, Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Capital Finance, LLC and U.S. Bank National Association, as Co-Documentation Agents. (19)

10.26	Second Amended and Restated Security Agreement, dated as of March 25, 2014. (19)

10.27	Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014. (19)

10.28	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014. (19)

21.1	Subsidiaries. (20)

23.1	Consent of Deloitte & Touche LLP. (20)

23.2	Consent of BDO USA, LLP. (20)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (20)

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (21)

101.INS	XBRL Instance Document (22)

101.SCH	XBRL Taxonomy Extension Schema (22)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase (22)

101.DEF	XBRL Taxonomy Extension Definition Linkbase (22)

101.LAB	XBRL Taxonomy Extension Label Linkbase (22)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase (22)
*    This exhibit is a management or compensatory contract.

(1)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on April 18, 2005.

(2)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 2, 2008.

(3)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 18, 2008.

(4)	Incorporated by reference to the Registrant’s 10-Q for the fiscal quarter ended August 3, 2013 filed with the Securities and Exchange Commission on September 11, 2013.

(5)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 30, 2005.

(6)	Incorporated by reference to the Registrant’s Form 10-Q for the fiscal quarter ended October 29, 2005 filed with the Securities and Exchange Commission on December 8, 2005.

(7)	Incorporated by reference to the Registrant’s Amendment No.1 to Form S-4 filed with the Securities and Exchange Commission on July 8, 2005.

(8)	Incorporated by reference to the Registrant’s Form S-3ASR filed with the Securities and Exchange Commission on April 10, 2006.

(9)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2009 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 22, 2009.

(10)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on June 27, 2013.

(11)	Incorporated by reference to Appendix A to the Registrant’s Proxy Statement for 2008 Annual Meeting of Stockholders filed with the Securities and Exchange Commission on May 23, 2008.

(12)	Incorporated by reference to GameStop Holdings Corp.’s Form 10-K for the fiscal year ended January 29, 2005 filed with the Securities and Exchange Commission on April 11, 2005.

(13)	Incorporated by reference to GameStop Holdings Corp.’s Form 8-K filed with the Securities and Exchange Commission on September 12, 2005.

(14)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on January 6, 2011.

(15)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on October 12, 2005.

(16)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on May 13, 2013.

(17)	Incorporated by reference to the Registrant’s Form 8-K filed with the Securities and Exchange Commission on November 15, 2013.

(18)	Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 11, 2014.

(19)	Incorporated by reference to the Registrant's Form 8-K filed with the Securities and Exchange Commission on March 28, 2014.

(20)	Filed herewith.

(21)	Furnished herewith.

(22)	Submitted electronically herewith.