Form 10-Q
period 2014-05-03
GameStop Corp.
filed 2014-06-12
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 3, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of June 4, 2014: 113,857,577

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	May 3, 2014	May 4, 2013	February 1, 2014
	(In millions, except per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$208.9	$153.7	$536.2
Receivables, net	86.0	57.2	84.4
Merchandise inventories, net	1,200.1	1,112.3	1,198.9
Deferred income taxes — current	57.2	55.3	51.7
Prepaid expenses and other current assets	90.2	91.9	78.4
Total current assets	1,642.4	1,470.4	1,949.6
Property and equipment:
Land	21.0	22.2	20.4
Buildings and leasehold improvements	620.8	600.8	609.6
Fixtures and equipment	852.3	932.9	841.8
Total property and equipment	1,494.1	1,555.9	1,471.8
Less accumulated depreciation and amortization	1,029.8	1,055.2	995.6
Net property and equipment	464.3	500.7	476.2
Goodwill	1,422.7	1,378.2	1,414.7
Other intangible assets, net	218.7	146.3	194.3
Other noncurrent assets	59.4	57.5	56.6
Total noncurrent assets	2,165.1	2,082.7	2,141.8
Total assets	$3,807.5	$3,553.1	$4,091.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$612.3	$467.6	$783.9
Accrued liabilities	717.3	676.1	861.7
Income taxes payable	17.2	—	78.0
Current portion of debt	77.7	—	2.4
Total current liabilities	1,424.5	1,143.7	1,726.0
Deferred income taxes	39.4	29.2	37.4
Other long-term liabilities	75.5	83.9	75.0
Notes payable - long-term	0.9	—	1.6
Total long-term liabilities	115.8	113.1	114.0
Total liabilities	1,540.3	1,256.8	1,840.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 114.5, 129.0 and 115.3 shares issued, 114.5, 119.0 and 115.3 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	130.3	355.0	172.9
Accumulated other comprehensive income	111.7	146.3	82.5
Retained earnings	2,025.1	1,794.9	1,995.9
Total stockholders’ equity	2,267.2	2,296.3	2,251.4
Total liabilities and stockholders’ equity	$3,807.5	$3,553.1	$4,091.4
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(In millions, except per share data) (Unaudited)
Net sales	$1,996.3	$1,865.3
Cost of sales	1,369.9	1,287.0
Gross profit	626.4	578.3
Selling, general and administrative expenses	481.0	449.2
Depreciation and amortization	39.5	41.9
Operating earnings	105.9	87.2
Interest income	(0.2)	(0.1)
Interest expense	0.8	1.0
Earnings before income tax expense	105.3	86.3
Income tax expense	37.3	31.7
Net income	$68.0	$54.6
Basic net income per common share	$0.59	$0.46
Diluted net income per common share	$0.59	$0.46
Dividends per common share	$0.33	$0.275
Weighted average shares of common stock outstanding — basic	115.1	118.4
Weighted average shares of common stock outstanding — diluted	115.9	119.4

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(In millions) (Unaudited)
Net income	$68.0	$54.6
Other comprehensive income (loss):
Foreign currency translation adjustment	29.2	(18.1)
Total comprehensive income	$97.2	$36.5

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions) (Unaudited)
Balance at February 2, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income for the 13 weeks ended May 3, 2014	—	—	—	—	68.0	68.0
Foreign currency translation				29.2	—	29.2
Dividends[1]	—	—	—	—	(38.8)	(38.8)
Stock-based compensation	—	—	5.9	—	—	5.9
Repurchase of common shares	(1.3)	—	(52.2)	—	—	(52.2)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.9)	0.5	—	3.7	—	—	3.7

Balance at May 3, 2014	114.5	$0.1	$130.3	$111.7	$2,025.1	$2,267.2

(1)	Dividends declared per common share were $0.33 in the 13 weeks ended May 3, 2014.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions) (Unaudited)
Balance at February 3, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 13 weeks ended May 4, 2013	—	—	—	—	54.6	54.6
Foreign currency translation	—	—	—	(18.1)	—	(18.1)
Dividends[2]	—	—	—	—	(33.2)	(33.2)
Stock-based compensation	—	—	5.5	—	—	5.5
Repurchase of common shares	(1.0)	—	(25.5)	—	—	(25.5)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $1.0)	1.8	—	26.7	—	—	26.7

Balance at May 4, 2013	119.0	$0.1	$355.0	$146.3	$1,794.9	$2,296.3

(2)	Dividends declared per common share were $0.275 in the 13 weeks ended May 4, 2013.
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$68.0	$54.6
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	40.1	42.6
Stock-based compensation expense	5.9	5.5
Deferred income taxes	(9.9)	4.6
Excess tax benefits related to stock-based awards	(3.0)	(1.0)
Loss on disposal of property and equipment	0.3	3.5
Other	5.9	0.3
Changes in operating assets and liabilities:
Receivables, net	(0.5)	15.6
Merchandise inventories	8.9	44.4
Prepaid expenses and other current assets	(10.7)	(23.1)
Income tax payable/receivable	(45.9)	(103.6)
Accounts payable and accrued liabilities	(335.5)	(189.3)
Changes in other long-term liabilities	(0.8)	(16.1)
Net cash flows used in operating activities	(277.2)	(162.0)
Cash flows from investing activities:
Purchase of property and equipment	(24.6)	(24.3)
Acquisitions, net of cash acquired of $2.2	(27.6)	—
Other	(0.1)	0.8
Net cash flows used in investing activities	(52.3)	(23.5)
Cash flows from financing activities:
Repurchase of common shares	(48.6)	(25.5)
Dividends paid	(38.2)	(33.0)
Proceeds from the revolver	75.0	—
Repayments of revolver borrowings	—	—
Payments of financing costs	(1.3)	—
Issuance of common stock, net of share repurchases for withholdings taxes	(4.7)	25.7
Excess tax benefits related to stock-based awards	3.0	1.0
Net cash flows used in financing activities	(14.8)	(31.8)
Exchange rate effect on cash and cash equivalents	17.0	(3.4)
Net decrease in cash and cash equivalents	(327.3)	(220.7)
Cash and cash equivalents at beginning of period	536.2	374.4
Cash and cash equivalents at end of period	$208.9	$153.7
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of May 3, 2014, we operated 6,680 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also own and operate a certified Apple reseller selling Apple products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 1, 2014 (the “2013 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 3, 2014 are not indicative of the results to be expected for the 52 weeks ending January 31, 2015 (“fiscal 2014”).
We have revised the presentation of outstanding checks in our prior period financial statements as indicated in the tables below. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. We now reduce cash and liabilities when the checks are released for payment. The impacts of revising our financial statements for the specified prior periods are as follows:

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Balance Sheets as of May 4, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Cash and cash equivalents	$245.7	$(92.0)	$153.7
Total current assets	1,562.4	(92.0)	1,470.4
Total assets	3,645.1	(92.0)	3,553.1
Accounts payable	528.7	(61.1)	467.6
Accrued liabilities	707.0	(30.9)	676.1
Total current liabilities	1,235.7	(92.0)	1,143.7
Total liabilities	1,348.8	(92.0)	1,256.8

Consolidated Statements of Cash Flows for the 13 weeks ended May 4, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(358.7)	$169.4	$(189.3)
Net cash flows provided by operating activities	(331.4)	169.4	(162.0)
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	245.7	(92.0)	153.7
Restricted Cash
Restricted cash of $16.3 million, $10.3 million and $16.4 million as of May 3, 2014, May 4, 2013 and February 1, 2014, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

Revenue Recognition
Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to less than 30 days and as such our sales returns are, and have historically been, immaterial.
Recently Issued Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08 related to reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The ASU is effective for us beginning in the first quarter of our fiscal year ending January 30, 2016 and will be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

on or after the adoption date, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In July 2013, ASU 2013-11 “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists” was issued requiring an unrecognized tax benefit, or a portion of an unrecognized tax benefit, to be presented in the financial statements as either a reduction to a deferred tax asset or separately as a liability depending on the existence, availability and/or use of an operating loss carryforward, a similar tax loss, or a tax credit carryforward. We adopted this ASU during the first quarter of fiscal 2014, and it did not have an impact on our consolidated financial statements as we do not currently have any unrecognized tax benefits in the same jurisdictions in which we have tax loss or credit carryovers.
In March 2013, the FASB issued ASU 2013-05 “Foreign Currency Matters (Topic 830)”, which provides guidance with respect to the release of cumulative translation adjustments into net income when a parent company sells either a part or all of an investment in a foreign entity. The ASU requires the release of cumulative translation adjustments when a company no longer holds a controlling financial interest in a foreign subsidiary or a group of assets that constitutes a business within a foreign entity. This ASU became effective for us beginning the first quarter of fiscal 2014 and did not have a significant impact on our consolidated financial statements.

2.	Acquisitions
Spring Mobile
In November 2013, we purchased Spring Communications, Inc. (“Spring Mobile”), a wireless retailer, for a purchase price of $62.6 million. The fair values of the assets acquired and liabilities assumed in connection with the Spring Mobile acquisition were determined based, in part, on a third-party valuation. In connection with our acquisition of Spring Mobile, we assumed a promissory note that Spring Mobile had previously entered into related to its prior purchase of certain wireless stores. The promissory note has a remaining term of approximately two years and had a carrying value of $3.6 million at May 3, 2014. As of May 3, 2014, the valuation of the assets acquired and liabilities assumed in this acquisition is complete and there have been no changes to the values of assets acquired and liabilities assumed in this acquisition since February 1, 2014.
During the first quarter of fiscal 2014, Spring Mobile acquired five AT&T resellers for total consideration of $29.8 million ($27.6 million net of cash acquired). We did not record any goodwill related to these acquisitions, and the purchase price allocation for these transactions was not complete as of May 3, 2014. We continue to believe that Spring Mobile, together with our acquisition of Simply Mac in fiscal 2013, represents an important strategic growth opportunity for us within the specialty retail marketplace and also provides avenues for diversification relative to our core operations in the video game retail marketplace.

3.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	13 Weeks Ended May 3, 2014		13 Weeks Ended May 4, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	283	$12.37	457	$7.10
Restricted stock awards – time-vested	406	38.52	916	24.82
Restricted stock awards – performance-based	182	38.52	262	24.82
Total stock-based awards	871		1,635
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

use historical volatility when estimating the stock price volatility. The following assumptions were used with respect to the stock options granted:

	13 weeks ended
	May 3, 2014	May 4, 2013
Volatility	46.5%	46.4%
Risk-free interest rate	1.7%	1.0%
Expected life (years)	5.5	5.6
Expected dividend yield	3.4%	4.3%
Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(In millions)
Stock-based compensation expense	$5.9	$5.5
As of May 3, 2014, the unrecognized compensation expense related to the unvested portion of our stock–based awards was $49.3 million, which is expected to be recognized over a weighted average period of 2.2 years. The total intrinsic value of options exercised during the 13 weeks ended May 3, 2014 and May 4, 2013 was $1.2 million and $10.6 million, respectively.

4.	Computation of Net Income per Common Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted average number of common shares outstanding and potentially dilutive securities outstanding during the period. Under the treasury stock method, potentially dilutive securities include stock options and unvested restricted stock outstanding during the period. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive.
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
	(In millions, except per share data)
Net income	$68.0	$54.6
Weighted average common shares outstanding	115.1	118.4
Dilutive effect of options and restricted shares on common stock(1)	0.8	1.0
Common shares and dilutive potential common shares	115.9	119.4
Net income per common share:
Basic	$0.59	$0.46
Diluted	$0.59	$0.46

(1)	Excludes 1.8 million and 2.1 million share-based awards for the 13 weeks ended May 3, 2014 and the 13 weeks ended May 4, 2013, respectively, because their effects were antidilutive.

5.	Fair Value Measurements and Financial Instruments

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded on our unaudited condensed consolidated balance sheets (in millions):

	May 3, 2014	May 4, 2013	February 1, 2014
Assets
Foreign Currency Contracts
Other current assets	$0.9	$6.8	$0.9
Other noncurrent assets	0.9	1.5	0.5
Company-owned life insurance(1)	7.1	5.3	7.1
Total assets	8.9	13.6	8.5
Liabilities
Foreign Currency Contracts
Accrued liabilities	16.4	3.0	21.3
Other long-term liabilities	1.3	1.2	2.2
Nonqualified deferred compensation(2)	1.1	1.0	1.1
Total liabilities	$18.8	$5.2	$24.6

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use Foreign Currency Contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These Foreign Currency Contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our Foreign Currency Contracts was $542.8 million and $686.7 million as of May 3, 2014 and May 4, 2013, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Gains on the change in fair value of derivative instruments	$1.3	$9.4
Losses on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(0.7)	(8.8)
Total	$0.6	$0.6
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 3, 2014 or May 4, 2013, respectively.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.

6.	Debt
On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. Prior to the March 2014 amendments, the Revolver was scheduled to mature in January 2016. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets.

Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) if excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $1 billion of senior secured debt and $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 3, 2014, the applicable margin was 0.5% for prime rate loans and 1.5% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 3, 2014, we borrowed $75.0 million under the Revolver. During the 13 weeks ended May 4, 2013, we had no borrowings or repayments under the Revolver. Average borrowings under the Revolver for the 13 weeks ended May 3, 2014 were $10.2 million. Our average interest rate on those outstanding borrowings for the 13 weeks ended May 3, 2014 was 2.8%. As of May 3, 2014, total availability under the Revolver was $314.9 million, with outstanding borrowings of $75 million and outstanding standby letters of credit of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 3, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.

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

Beginning with our 2013 Annual Report on Form 10-K, we expanded the categories included in our disclosures on sales and gross profit by category to reflect recent changes in our business, the expansion of categories previously included in Other and our management emphasis as we operate in the future. Our previous categories of New Video Game Hardware and New Video Game Software remain unchanged.

We have expanded our previous category of Pre-owned Video Game Products to include value-priced, or closeout, products and this category is now referred to as the Pre-owned and Value Video Game Products category. We believe there is an opportunity to purchase closeout and overstocked inventory from publishers, distributors and other retailers which is older new product but can be acquired for less than typical new release product costs. This product can then be resold in our Video Game Brands stores and on our websites as value-priced product. Our sales of this product in the past have yielded significantly higher margins than new video game products, yet slightly lower margins than pre-owned video game products.

In the past, all other products we sold were categorized into “Other,” which included video game accessories, digital products, new and pre-owned mobile products, consumer electronics, revenues from our PowerUp Rewards program and Game Informer subscription sales, strategy guides, toys and PC entertainment software. We are separating our historical Other category into the following new categories:

•	Video Game Accessories, which includes new accessories for use with video game consoles and hand-held devices and software, such as controllers, gaming headsets and memory cards;

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 3, 2014		May 4, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$438.0	21.9%	$241.8	13.0%
New video game software	559.9	28.0%	703.2	37.7%
Pre-owned and value video game products	602.9	30.2%	572.6	30.7%
Video game accessories	145.1	7.3%	126.4	6.8%
Digital	56.1	2.8%	56.2	3.0%
Mobile and consumer electronics	102.2	5.1%	51.0	2.7%
Other	92.1	4.7%	114.1	6.1%
Total	$1,996.3	100.0%	$1,865.3	100.0%

	13 Weeks Ended
	May 3, 2014		May 4, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$44.7	10.2%	$20.3	8.4%
New video game software	127.2	22.7%	148.2	21.1%
Pre-owned and value video game products	298.4	49.5%	270.7	47.3%
Video game accessories	55.0	37.9%	49.8	39.4%
Digital	35.8	63.8%	37.3	66.4%
Mobile and consumer electronics	37.0	36.2%	12.6	24.7%
Other	28.3	30.7%	39.4	34.5%
Total	$626.4	31.4%	$578.3	31.0%

9.	Segment Information

We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

of new and pre-owned video game systems and software and related accessories and Technology Brand stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; the electronic commerce Web site www.gamestop.com; Game Informer magazine; the online video gaming Web site www.kongregate.com; a digital PC game distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 13 weeks ended May 3, 2014 or the 13 weeks ended May 4, 2013.
Information on segments and the reconciliation of segment profit to earnings before income taxes are as follows (in millions):

For the 13 Weeks Ended May 3, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,397.7	$90.3	$116.5	$331.6	$60.2	$1,996.3
Segment operating earnings (loss)	106.6	2.4	1.7	(10.8)	6.0	105.9
Interest income						0.2
Interest expense						(0.8)
Earnings before income taxes						105.3

For the 13 Weeks Ended May 4, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,352.9	$88.0	$114.1	$310.3	$—	$1,865.3
Segment operating earnings (loss)	92.8	2.5	1.5	(9.6)	—	87.2
Interest income						0.1
Interest expense						(1.0)
Earnings before income taxes						86.3

10.	Subsequent Events
Dividend
On May 20, 2014, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.33 per share of Class A Common Stock payable on June 17, 2014 to stockholders of record at the close of business on June 4, 2014. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
As of June 4, 2014, we have purchased an additional 0.6 million shares of our Class A Common Stock for an average price per share of $37.18 since May 3, 2014.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K for the fiscal year ended February 1, 2014 filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2014 (the “2013 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of May 3, 2014, we operated 6,680 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also operate a certified Apple reseller selling Apple products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. Our Simply Mac, Spring Mobile and Cricket Wireless business comprise our Technology Brands segment.
Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending January 31, 2015 (“fiscal 2014”) and the fiscal year ended February 1, 2014 (“fiscal 2013”) each consists of 52 weeks.
Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, Internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. The previous generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011, the Sony PlayStation Vita was introduced in February 2012 and the Nintendo 2DS was introduced in October 2013. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percent in the first full year following new platform releases and an increase in gross margin percent in the years subsequent to the first full year following the launch period; therefore, the launch of the current-generation Sony PlayStation 4 and the Microsoft Xbox One could negatively impact our overall gross margin percentage in fiscal 2014. Unit sales of maturing video game platforms, like the Sony PlayStation 3 and the Microsoft Xbox 360, are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased.
We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. We currently sell tablets and accessories in all of our stores in the United States and in a majority of stores in our international markets. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.
In November 2013, we acquired Simply Mac, an authorized Apple reseller selling Apple products and services in 23 stores, and acquired Spring Mobile, an authorized AT&T reseller currently operating 210 stores selling wireless services and products. We also operate 37 stores under the Cricket Wireless brand (formerly operated under the Aio Wireless name prior to AT&T's acquisition of Leap Wireless). Cricket Wireless is an AT&T brand selling pre-paid wireless services and products. We expect to expand the number of Spring Mobile, Simply Mac and Cricket Wireless stores which we operate in future years.
Recent Developments
Acquisition activity. During the first quarter of fiscal 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile acquired five AT&T resellers, which operated a total of 36 stores as of May 3, 2014, for total consideration of $29.8 million. We continue to seek out opportunities to extend our core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. As a result of our acquisition activity in the Technology Brands segment over the past two fiscal quarters, we are currently experiencing higher gross margins in that segment in comparison to the margins in our Video Game Brands segments, which has had the impact of offsetting potential margin erosion associated with the recent launch of the current generation video game consoles.
Additionally, as part of our efforts to drive long-term shareholder value, we have accomplished the following initiatives in the first quarter of fiscal 2014:
Quarterly cash dividend. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock, which represents an increase of 20%. Additionally, on March 25, 2014, we paid our first quarterly dividend of fiscal 2014 of $0.33 per share of Class A Common Stock to stockholders of record on March 17, 2014. Additionally, on May 20, 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share payable on June 17, 2014, to shareholders of record as of the close of business on June 4, 2014.
Share repurchase activity. During the first quarter of fiscal 2014, we repurchased 1.3 million shares of our Class A Common Stock at an average price per share of $39.28 for a total of $52.2 million. Between May 4, 2014 and June 4, 2014, we repurchased an additional 0.6 million shares of our Class A Common Stock for an average price per share of $37.18.
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part 2 - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2013 Annual Report on Form 10-K.

Consolidated Results of Operations
The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Statement of Operations Data:
Net sales	100.0%	100.0%
Cost of sales	68.6	69.0
Gross profit	31.4	31.0
Selling, general and administrative expenses	24.1	24.1
Depreciation and amortization	2.0	2.2
Operating earnings	5.3	4.7
Interest expense, net	—	0.1
Earnings before income tax expense	5.3	4.6
Income tax expense	1.9	1.7
Net income	3.4%	2.9%

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

Beginning with our 2013 Annual Report on Form 10-K, we expanded the categories included in our disclosures on sales and gross profit by category to reflect recent changes in our business, the expansion of categories previously included in Other and our management emphasis as we operate in the future. Our previous categories of New Video Game Hardware and New Video Game Software remain unchanged.

We have expanded our previous category of Pre-owned Video Game Products to include value-priced, or closeout, products and this category is now referred to as the Pre-owned and Value Video Game Products category. We believe there is an opportunity to purchase closeout and overstocked inventory from publishers, distributors and other retailers which is older new product but can be acquired for less than typical new release product costs. This product can then be resold in our Video Game Brands stores and on our Web sites as value-priced product. Our limited sales of this product in the past have yielded significantly higher margins than new video game products, yet slightly lower margins than pre-owned video game products.

In the past, all other products we sold were categorized into “Other,” which included video game accessories, digital products, new and pre-owned mobile products, consumer electronics, revenues from our PowerUp Rewards program and Game Informer subscription sales, strategy guides, toys and PC entertainment software. We are separating our historical Other category into the following new categories:

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
The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 3, 2014		May 4, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$438.0	21.9%	$241.8	13.0%
New video game software	559.9	28.0%	703.2	37.7%
Pre-owned and value video game products	602.9	30.2%	572.6	30.7%
Video game accessories	145.1	7.3%	126.4	6.8%
Digital	56.1	2.8%	56.2	3.0%
Mobile and consumer electronics	102.2	5.1%	51.0	2.7%
Other	92.1	4.7%	114.1	6.1%
Total	$1,996.3	100.0%	$1,865.3	100.0%

	13 Weeks Ended
	May 3, 2014		May 4, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$44.7	10.2%	$20.3	8.4%
New video game software	127.2	22.7%	148.2	21.1%
Pre-owned and value video game products	298.4	49.5%	270.7	47.3%
Video game accessories	55.0	37.9%	49.8	39.4%
Digital	35.8	63.8%	37.3	66.4%
Mobile and consumer electronics	37.0	36.2%	12.6	24.7%
Other	28.3	30.7%	39.4	34.5%
Total	$626.4	31.4%	$578.3	31.0%

13 weeks ended May 3, 2014 compared with the 13 weeks ended May 4, 2013
Net Sales
Net sales increased by $131.0 million, or 7.0%, from $1,865.3 million in the 13 weeks ended May 4, 2013 to $1,996.3 million in the 13 weeks ended May 3, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 5.8% in the Video Game Brands segments for the 13 weeks ended May 3, 2014 when compared to the 13 weeks ended May 4, 2013. The increase in comparable store sales was primarily due to strong sales performance during the 13 weeks ended May 3, 2014 associated with the new video game console launches and related video game accessories. In addition, our Technology Brands segment added $60.2 million in net sales in the 13 weeks ended May 3, 2014. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $13.9 million for the 13 weeks ended May 3, 2014 when compared to the 13 weeks ended May 4, 2013.
New video game hardware sales increased $196.2 million, or 81.1%, from $241.8 million in the 13 weeks ended May 4, 2013 to $438.0 million in the 13 weeks ended May 3, 2014. The increase in new video game hardware sales is primarily attributable to an increase in hardware unit sell-through as a result of the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware. New video game software sales decreased $143.3 million, or 20.4%, from $703.2 million in the 13 weeks ended May 4, 2013 to $559.9 million in the 13 weeks ended May 3, 2014, primarily due to fewer new titles that were released during the 13 weeks ended May 3, 2014 versus the comparable prior year period. Pre-owned and value video game product sales increased $30.3 million, or 5.3%, from $572.6 million in the 13 weeks ended May 4, 2013 to $602.9 million in the 13 weeks ended May 3, 2014. The increase in pre-owned and value video game product sales was primarily due to increased store traffic during the quarter related to higher video game demand due to the launch of the new consoles. Sales of video game accessories increased $18.7 million, or 14.8% from the

13 weeks ended May 4, 2013 to the 13 weeks ended May 3, 2014 due to sales of accessories for use with the recently launched consoles. Digital revenues in the 13 weeks ended May 4, 2013 were essentially flat in comparison to the 13 weeks ended May 3, 2014. Mobile and consumer electronics sales increased $51.2 million, or 100.4%, from the 13 weeks ended May 4, 2013 to the 13 weeks ended May 3, 2014, due to the Technology Brands stores acquired or opened in the fourth quarter of fiscal 2013 and the first quarter of fiscal 2014. Sales of other product categories decreased $22.0 million, or 19.3%, from the 13 weeks ended May 4, 2013 to the 13 weeks ended May 3, 2014, primarily due to fewer new titles of PC entertainment software released during the 13 weeks ended May 3, 2014 versus the comparable prior year period.
As a percentage of net sales, sales of new video game hardware, video game accessories, and mobile and consumer electronics increased, and sales of new video game software, pre-owned and value video game products, digital and other products decreased in the 13 weeks ended May 3, 2014 in comparison to the 13 weeks ended May 4, 2013. The change in the mix of sales was primarily due to the launch of the new consoles and the related increased traffic in our stores and meaningful contributions from our Technology Brands segment as described above.
Cost of Sales
Cost of sales increased by $82.9 million, or 6.4%, from $1,287.0 million in the 13 weeks ended May 4, 2013 to $1,369.9 million in the 13 weeks ended May 3, 2014, primarily as a result of the increase in sales and the changes in gross profit discussed below.
Gross Profit
Gross profit increased by $48.1 million, or 8.3%, from $578.3 million in the 13 weeks ended May 4, 2013 to $626.4 million in the 13 weeks ended May 3, 2014. Gross profit as a percentage of net sales increased from 31.0% in the 13 weeks ended May 4, 2013 to 31.4% in the 13 weeks ended May 3, 2014. The gross profit percentage increase was primarily due to the increase in gross profit percentage in pre-owned and value video game products, new video game software products, new video game hardware products and mobile and consumer electronics products, as well as the change in sales mix driven by the increase in mobile and consumer electronics as a percentage of total net sales, partially offset by the decrease in gross profit as a percentage of sales on other video game products and the changes in sales mix discussed above. Gross profit as a percentage of sales on new video game hardware increased from 8.4% in the 13 weeks ended May 4, 2013 to 10.2% in the 13 weeks ended May 3, 2014. Gross profit as a percentage of sales on new video game software increased from 21.1% in the 13 weeks ended May 4, 2013 to 22.7% in the 13 weeks ended May 3, 2014. Gross profit as a percentage of sales on pre-owned and value video game products increased from 47.3% in the 13 weeks ended May 4, 2013 to 49.5% in the 13 weeks ended May 3, 2014 primarily due to the increase in gross profit percentage that occurs as prior generation hardware and software matures. Gross profit as a percentage of sales on video game accessories decreased from 39.4% in the 13 weeks ended May 4, 2013 to 37.9% in the 13 weeks ended May 3, 2014 primarily due to the mix of current generation accessories sales, which carry lower gross margins relative to the total video game accessories category. Gross profit as a percentage of sales on digital decreased from 66.4% in the 13 weeks ended May 4, 2013 to 63.8% in the 13 weeks ended May 3, 2014 primarily due to the mix of underlying products we sell and their treatment as a gross sale versus a commission sale. Gross profit as a percentage of sales on mobile and consumer electronics increased from 24.7% in the 13 weeks ended May 4, 2013 to 36.2% in the 13 weeks ended May 3, 2014 primarily due to the addition of Technology Brands beginning in November 2013 and the gross margin percentage in that segment, which is higher than in the Video Game Brands segments. Gross profit as a percentage of sales on other product sales decreased from 34.5% in the 13 weeks ended May 4, 2013 to 30.7% in the 13 weeks ended May 3, 2014 primarily due to a change in sales mix in this category, and the relative gross margins associated with those sales, in the 13 weeks ended May 3, 2014 when compared to the 13 weeks ended May 4, 2013.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $31.8 million, from $449.2 million in the 13 weeks ended May 4, 2013 to $481.0 million in the 13 weeks ended May 3, 2014. This increase was primarily due to $21.5 million of additional costs associated with the acquisition and growth of the Technology Brands segment, as well as the higher variable costs associated with the increase in comparable store sales during the 13 weeks ended May 3, 2014. Selling, general and administrative expenses as a percentage of net sales remained the same at 24.1% for both the 13 weeks ended May 4, 2013 and the 13 weeks ended May 3, 2014 due to the increase in sales in the Video Game Brands segments, offset by the Technology Brands segment, which generally has higher selling, general and administrative expenses as a percentage of net sales. Included in selling, general and administrative expenses is $5.9 million and $5.5 million of stock-based compensation expense for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.4 million, or 5.7%, from $41.9 million in the 13 weeks ended May 4, 2013 to $39.5 million in the 13 weeks ended May 3, 2014. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.
Interest Income and Expense
Interest income from the investment of excess cash balances increased slightly from $0.1 million in the 13 weeks ended May 4, 2013 to $0.2 million in the 13 weeks ended May 3, 2014. Interest expense decreased from $1.0 million in the 13 weeks ended May 4, 2013 to $0.8 million in the 13 weeks ended May 3, 2014.
Income Tax
Income tax expense for the 13 weeks ended May 4, 2013 and the 13 weeks ended May 3, 2014 was based upon management’s estimate of the Company’s annualized effective income tax rate. Income tax expense was $31.7 million, or 36.7% of earnings before income tax expense, for the 13 weeks ended May 4, 2013 compared to $37.3 million, or 35.4% of earnings before income tax expense, for the 13 weeks ended May 3, 2014.
Operating Earnings and Net Income
The factors described above led to an increase in operating earnings of $18.7 million from $87.2 million in the 13 weeks ended May 4, 2013 to $105.9 million in the 13 weeks ended May 3, 2014, and an increase in net income of $13.4 million from $54.6 million in the 13 weeks ended May 4, 2013 to $68.0 million in the 13 weeks ended May 3, 2014. The increase in operating earnings and net income is primarily attributable to the launch of the new console systems and solid growth in our pre-owned and value category. Additionally, our Technology Brands segment generated $6.0 million of operating earnings in the first quarter of fiscal 2014.

Segment Performance
We operate our business in the following segments: Video Game Brands, which consists of four segments in the United States, Australia, Canada and Europe, and Technology Brands. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:
Net sales by operating segment are as follows (in millions):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Video Game Brands:
United States	$1,397.7	$1,352.9
Canada	90.3	88.0
Australia	116.5	114.1
Europe	331.6	310.3
Technology Brands	60.2	—
Total	$1,996.3	$1,865.3
Operating earnings (loss) by segment are as follows (in millions):

	13 Weeks Ended
	May 3, 2014	May 4, 2013
Video Game Brands:
United States	$106.6	$92.8
Canada	2.4	2.5
Australia	1.7	1.5
Europe	(10.8)	(9.6)
Technology Brands	6.0	—
Total	$105.9	$87.2
Video Game Brands
United States
Segment results for the United States Video Game Brands segment include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and an online consumer electronics marketplace available at www.buymytronics.com. As of May 3, 2014, the United States Video Game Brands segment included 4,215 stores, compared to 4,329 stores on May 4, 2013.
Net sales for the 13 weeks ended May 3, 2014 increased $44.8 million, or 3.3%, compared to the 13 weeks ended May 4, 2013 due primarily to a 5.7% increase in comparable store sales. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the previous quarter. Segment operating earnings for the 13 weeks ended May 3, 2014 increased by $13.8 million compared to the 13 weeks ended May 4, 2013, driven primarily by the current year increase in net sales.
Canada
Segment results for Canada include retail operations in Canada and their e-commerce site. As of May 3, 2014, the Canadian segment had 334 stores, compared to 335 stores at May 4, 2013. Net sales in the Canadian segment in the 13 weeks ended May 3, 2014 increased 2.6% compared to the 13 weeks ended May 4, 2013. The increase in net sales was primarily due to an increase in comparable store sales of 11.5%, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $10.1 million in the 13 weeks ended May 3, 2014 when compared to the same period in fiscal 2013. The increase in comparable store sales in the first quarter of fiscal 2014 was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the previous quarter. Excluding the impact of changes in exchange rates, net sales in the Canadian segment increased by 14.1% in the 13 weeks ended May 3, 2014 when compared to the same period in fiscal 2013. Segment operating earnings for the 13 weeks ended May 3, 2014 were essentially flat in comparison to the 13 weeks ended May 4, 2013.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. As of May 3, 2014, the Australian segment included 414 stores, compared to 413 stores at May 4, 2013. Net sales for the 13 weeks ended May 3, 2014 increased by 2.1% when compared to the 13 weeks ended May 4, 2013. The increase in net sales for the 13 weeks ended May 3, 2014 was primarily due to an increase in comparable store sales of 14.3%, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $16.5 million when compared to the same period in fiscal 2013. The increase in comparable store sales in the first quarter of fiscal 2014 was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the previous quarter. Excluding the impact of changes in exchange rates, net sales in the Australia segment increased by 16.6% in the 13 weeks ended May 3, 2014 when compared to the same period in fiscal 2013. Segment operating earnings for Australia in the 13 weeks ended May 3, 2014 increased slightly by $0.2 million when compared to the 13 weeks ended May 4, 2013, driven by the launch of the new consoles.

Europe
Segment results for Europe include retail store operations in 11 European countries and e-commerce sites in six countries. As of May 3, 2014, the European segment operated 1,447 stores compared to 1,467 stores as of May 4, 2013. For the 13 weeks ended May 3, 2014, European net sales increased 6.9% compared to the 13 weeks ended May 4, 2013. The increase in net sales for the 13 weeks ended May 3, 2014 was primarily due to the 2.3% increase in comparable store sales and the impact of changes in exchange rates, which had the effect of increasing sales by $12.7 million when compared to the same period in fiscal 2013. The increase in comparable store sales was primarily due to the new console launch in the fourth quarter of fiscal 2013. The growth in sales in the European segment was lower than our other segments due to the limited supply of new consoles available to sell during the current quarter. The segment operating loss in Europe was $9.6 million in the 13 weeks ended May 4, 2013 compared to $10.8 million in the 13 weeks ended May 3, 2014. The decrease in operating earnings was primarily driven by the limited supply of new consoles available in the European segment and the decline in prior generation hardware and software sales as the prior console cycle ages.
Technology Brands
Segment results for the Technology Brands segment include our Simply Mac, Spring Mobile and Cricket Wireless stores. As of May 3, 2014, the Technology Brands segment operated 270 stores. For the 13 weeks ended May 3, 2014, Technology Brands net sales totaled $60.2 million, with operating earnings of $6.0 million.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400 million asset-based revolving credit facility (the “Revolver”) together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital expenditure programs, including the payment of dividends declared by the Board of Directors, for at least the next 12 months. On an ongoing basis, we will evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or other transactions to create shareholder value and enhance financial performance. Such transactions may generate additional proceeds or require additional cash expenditures.
As of May 3, 2014, we had total cash on hand of $208.9 million and an additional $314.9 million of available borrowing capacity under the Revolver. Based on our current expectations, we believe our liquidity and capital resources will be sufficient to operate our business. However, we may, from time to time, raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. We now reduce cash and liabilities when the checks are released for payment.
The impact of this revision on our consolidated statements of cash flows for the 13 weeks ended May 4, 2013 are as follows:

	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(358.7)	$169.4	$(189.3)
Net cash flows provided by operating activities	(331.4)	169.4	(162.0)
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	245.7	(92.0)	153.7
Cash Flows
During the 13 weeks ended May 3, 2014, cash used in operations was $277.2 million, compared to cash used in operations of $162.0 million during the 13 weeks ended May 4, 2013. The increase in cash flow used in operations of $115.2 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $127.7 million from a use of $256.0 million in the 13 weeks ended May 4, 2013 to a use of $383.7 million in the 13 weeks ended May 3, 2014. The increase in cash used in operations for working capital was due primarily to the timing of trade payable payments. Our business is highly seasonal, with a disproportionate amount of sales occurring in the fourth quarter of each year. We purchase inventory in anticipation of these fourth quarter sales and, as a result, have higher accounts payable at year-end compared to the end of the first quarter. These changes were partially offset by a decrease in cash payments for income taxes and prepaid expenses in the 13 weeks ended May 3, 2014 as compared to the 13 weeks ended May 4, 2013. Operating cash flows in the first quarter of fiscal 2014 were also negatively impacted by a decrease in consolidated net income, adjusted for non-cash items, of $2.8 million.
Cash used in investing activities was $52.3 million and $23.5 million during the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. The $28.8 million increase in cash used for investing activities is primarily attributable to $27.6 million of cash that was used to fund our Technology Brands acquisitions during the 13 weeks ended May 3, 2014.
Cash used in financing activities was $14.8 million and $31.8 million for the 13 weeks ended May 3, 2014 and May 4, 2013, respectively. The $17.0 million decrease in the cash used in financing activities is due to an increase in cash proceeds from the revolver of $75.0 million, partially offset by an increase of $23.1 million used in the repurchase of common stock and an increase of $5.2 million in cash payments for dividends. Additionally, cash provided by the issuance of shares related to stock option exercises decreased $30.4 million during the 13 weeks ended May 3, 2014 in comparison to the 13 weeks ended May 4, 2013, which is primarily a function of fewer stock option exercises during the first quarter of fiscal 2014 when compared against the first quarter of fiscal 2013.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. Prior to the March 2014 amendments, the Revolver was scheduled to mature in January 2016. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets.

Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) if excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.

The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $1 billion of senior secured debt and $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 3, 2014, the applicable margin was 0.5% for prime rate loans and 1.5% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 3, 2014, we borrowed $75.0 million under the Revolver. During the 13 weeks ended May 4, 2013, we had no borrowings or repayments under the Revolver. Average borrowings under the Revolver for the 13 weeks ended May 3, 2014 were $10.2 million. Our average interest rate on those outstanding borrowings for the 13 weeks ended May 3, 2014 was 2.8%. As of May 3, 2014, total availability under the Revolver was $314.9 million, outstanding borrowings of $75.0 million and standby letters of credit outstanding totaled $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 3, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.4 million.
Uses of Capital
Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. We opened 11 Video Game Brands stores and opened or acquired 52 Technology Brands stores in the 13 weeks ended May 3, 2014, and we expect to open or acquire approximately 350 to 450 stores in fiscal 2014, including investments in our Technology Brands business. Capital expenditures for fiscal 2014 are projected to be approximately $160 million, to be used primarily to fund continued digital initiatives, new store openings and store remodels and invest in distribution and information systems in support of operations.
Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing management to repurchase our common stock. During the 13 weeks ended May 3, 2014, we repurchased 1.3 million shares at an average price per share of $39.28 for a total of $52.2 million. Between May 4, 2014 and June 4, 2014, we have repurchased 0.6 million shares at an average price per share of $37.18 for a total of $22.3 million and we have $382.7 million remaining under our latest authorization from November 2013.
On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock and on that date we declared our first quarterly cash dividend for fiscal 2014 of $0.33 per share of Class A Common Stock, which was paid on March 25, 2014 to stockholders of record at the close of business on March 17, 2014. On May 20, 2014, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.33 per share of Class A Common Stock payable on June 17, 2014 to stockholders of record at the close of business on June 4, 2014. Future dividends will be subject to approval by our Board of Directors.
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

Contractual Obligations
There have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K.
Recently Issued Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In April 2014, the FASB issued ASU 2014-08 related to reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The ASU is effective for us beginning in the first quarter of our fiscal year ending January 30, 2015 and will be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning on or after the adoption date, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
Disclosure Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•
the introduction of and demand for next-generation consoles and other product releases which impact sales of new products and old products, the current or future features of such consoles, manufacturer-imposed or regulatory restrictions, changes or conditions that may adversely affect our pre-owned business;

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

•	the impact and costs of litigation and regulatory compliance;

•	the amounts, timing and prices of any share repurchases made by us under our share repurchase programs;

•	the risks involved with our international operations, including depressed local economic conditions, political risks, currency exchange risks, tax rates and regulatory risks;

•	the efficiency of our management information systems and back-office functions;

•	data breaches involving customer or employee data and failure of our cyber security infrastructure which could expose us to litigation;

•	restrictions under our credit agreement which may impose operating and financial restrictions on us; and

•	other factors described in this Form 10-Q, including those set forth under the caption “Part II - Item 1A. Risk Factors.”
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2013 Annual Report on Form 10-K.

Item 4.	Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of the principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) at the reasonable assurance level. Based on this evaluation, the principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and that our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures within the Company to disclose material information otherwise required to be set forth in our periodic reports.
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
In addition to the other information set forth in this Form 10-Q, you should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2013 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended May 3, 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions of dollars)
February 2 through March 1, 2014	425,332	$35.89	263,700	$447.6
March 2 through April 5, 2014	528,751	39.08	510,600	427.7
April 6 through May 3, 2014	553,700	41.07	553,700	404.9
Total	1,507,783	$39.28	1,328,000

(1) The number of shares purchased includes shares of common stock reacquired from our employees who tendered owned shares to satisfy the tax withholding on equity awards as part of our long-term incentive plans. For the 13 weeks ended May 3, 2014, 179,783 shares were reacquired at an average per share price of $36.24 pursuant to our long-term incentive plan.

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2014

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 12, 2014

EXHIBIT INDEX

Exhibit Number	Description
10.1*	Retirement Policy (previously filed as an exhibit to the Registrant's Form 8-K filed on March 11, 2014 and incorporated herein by reference)
10.2
Second Amended and Restated Credit Agreement, dated as of March 25, 2014, by and among GameStop Corp., certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed therein, Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, U.S. Bank National Association and Regions Bank as Co-Documentation Agents (previously filed as an exhibit to the Registrant's Form 8-K filed on March 28, 2014 and incorporated herein by reference)

10.3	Second Amended and Restated Security Agreement, dated as of March 25, 2014 (previously filed as an exhibit to the Registrant's Form 8-K filed on March 28, 2014 and incorporated herein by reference)
10.4
Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014 (previously filed as an exhibit to the Registrant's Form 8-K filed on March 28, 2014 and incorporated herein by reference)

10.5
Mortgage, Security Agreement, and Assignment and Deeds of Trust between GameStop Texas LP and Bank of America, N.A., as Collateral Agent (previously filed as an exhibit to the Registrant's Form 8-K filed on October 12, 2005 and incorporated by reference in the Registrant's Form 8-K filed on March 28, 2014 and also incorporated herein by reference)

10.6	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014 (previously filed as an exhibit to the Registrant's Form 8-K filed on March 28, 2014 and incorporated herein by reference)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

*    This exhibit is a management or compensatory contract.

(1)	Submitted electronically herewith.