Form 10-Q
period 2014-08-02
GameStop Corp.
filed 2014-09-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED AUGUST 2, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of August 29, 2014: 112,667,338

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS

	August 2, 2014	August 3, 2013	February 1, 2014
	(In millions, except per share data) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$193.0	$127.4	$536.2
Receivables, net	91.2	55.7	84.4
Merchandise inventories, net	1,061.0	1,004.4	1,198.9
Deferred income taxes	59.2	55.2	51.7
Income taxes receivable	83.0	50.9	—
Prepaid expenses and other current assets	98.9	98.8	78.4
Total current assets	1,586.3	1,392.4	1,949.6
Property and equipment:
Land	21.0	20.7	20.4
Buildings and leasehold improvements	621.9	594.3	609.6
Fixtures and equipment	864.0	939.2	841.8
Total property and equipment	1,506.9	1,554.2	1,471.8
Less accumulated depreciation and amortization	1,057.2	1,074.8	995.6
Net property and equipment	449.7	479.4	476.2
Goodwill	1,420.6	1,365.1	1,414.7
Other intangible assets, net	222.0	144.4	194.3
Other noncurrent assets	84.9	57.0	56.6
Total noncurrent assets	2,177.2	2,045.9	2,141.8
Total assets	$3,763.5	$3,438.3	$4,091.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$460.8	$315.8	$783.9
Accrued liabilities	743.1	812.0	861.7
Income taxes payable	29.7	—	78.0
Current portion of debt	214.1	50.0	2.4
Total current liabilities	1,447.7	1,177.8	1,726.0
Deferred income taxes	58.9	27.3	37.4
Other long-term liabilities	75.2	76.5	75.0
Notes payable - long-term	0.3	—	1.6
Total long-term liabilities	134.4	103.8	114.0
Total liabilities	1,582.1	1,281.6	1,840.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 112.8, 127.1 and 115.3 shares issued, 112.8, 117.1 and 115.3 shares outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	65.8	286.3	172.9
Accumulated other comprehensive income	104.1	98.3	82.5
Retained earnings	2,011.4	1,772.0	1,995.9
Total stockholders’ equity	2,181.4	2,156.7	2,251.4
Total liabilities and stockholders’ equity	$3,763.5	$3,438.3	$4,091.4
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In millions, except per share data) (Unaudited)
Net sales	$1,731.4	$1,383.7	$3,727.7	$3,249.0
Cost of sales	1,180.5	902.3	2,550.4	2,189.3
Gross profit	550.9	481.4	1,177.3	1,059.7
Selling, general and administrative expenses	475.4	421.6	956.4	870.8
Depreciation and amortization	38.8	41.0	78.3	82.9
Operating earnings	36.7	18.8	142.6	106.0
Interest income	(0.1)	(0.1)	(0.3)	(0.2)
Interest expense	1.2	1.4	2.0	2.4
Earnings before income tax expense	35.6	17.5	140.9	103.8
Income tax expense	11.0	7.0	48.3	38.7
Net income	$24.6	$10.5	$92.6	$65.1
Basic net income per common share	$0.22	$0.09	$0.81	$0.55
Diluted net income per common share	$0.22	$0.09	$0.80	$0.55
Dividends per common share	$0.33	$0.275	$0.66	$0.55
Weighted average shares of common stock outstanding — basic	113.6	117.9	114.3	118.1
Weighted average shares of common stock outstanding — diluted	114.3	119.2	115.1	119.3

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In millions) (Unaudited)
Net income	$24.6	$10.5	$92.6	$65.1
Other comprehensive income (loss):
Foreign currency translation adjustment	(7.6)	(48.0)	21.6	(66.1)
Total comprehensive income (loss)	$17.0	$(37.5)	$114.2	$(1.0)

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions) (Unaudited)
Balance at February 2, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income for the 26 weeks ended August 2, 2014	—	—	—	—	92.6	92.6
Foreign currency translation	—	—	—	21.6	—	21.6
Dividends(1)	—	—	—	—	(77.1)	(77.1)
Stock-based compensation	—	—	12.6	—	—	12.6
Repurchase of common shares	(3.2)	—	(127.7)	—	—	(127.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $4.4)	0.7	—	8.0	—	—	8.0

Balance at August 2, 2014	112.8	$0.1	$65.8	$104.1	$2,011.4	$2,181.4

(1)	Dividends declared per common share were $0.66 in the 26 weeks ended August 2, 2014.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions) (Unaudited)
Balance at February 3, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 26 weeks ended August 3, 2013	—	—	—	—	65.1	65.1
Foreign currency translation	—	—	—	(66.1)	—	(66.1)
Dividends(2)	—	—	—	—	(66.6)	(66.6)
Stock-based compensation	—	—	11.5	—	—	11.5
Repurchase of common shares	(3.4)	—	(114.4)	—	—	(114.4)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $1.6)	2.3	—	40.9	—	—	40.9

Balance at August 3, 2013	117.1	$0.1	$286.3	$98.3	$1,772.0	$2,156.7

(2)	Dividends declared per common share were $0.55 in the 26 weeks ended August 3, 2013.
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 2, 2014	August 3, 2013
	(In millions) (Unaudited)
Cash flows from operating activities:
Net income	$92.6	$65.1
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	79.4	84.2
Stock-based compensation expense	12.6	11.5
Deferred income taxes	(13.2)	1.0
Excess tax benefits related to stock-based awards	(4.4)	(1.6)
Loss on disposal of property and equipment	2.1	3.4
Other	20.1	(0.9)
Changes in operating assets and liabilities:
Receivables, net	(4.8)	16.9
Merchandise inventories	125.8	142.2
Prepaid expenses and other current assets	(19.9)	(31.8)
Income tax payable/receivable	(115.7)	(152.9)
Accounts payable and accrued liabilities	(450.1)	(200.0)
Changes in other long-term liabilities	0.2	(22.4)
Net cash flows used in operating activities	(275.3)	(85.3)
Cash flows from investing activities:
Purchase of property and equipment	(51.5)	(47.3)
Acquisitions, net of cash acquired of $2.5	(43.1)	—
Other	(0.9)	1.4
Net cash flows used in investing activities	(95.5)	(45.9)
Cash flows from financing activities:
Repurchase of common shares	(123.8)	(114.4)
Dividends paid	(75.7)	(66.2)
Proceeds from the revolver	476.0	130.0
Repayments of revolver borrowings	(266.0)	(80.0)
Payments of financing costs	(1.3)	—
Issuance of common stock, net of share repurchases for withholdings taxes	(2.0)	39.3
Excess tax benefits related to stock-based awards	4.4	3.1
Net cash flows provided by (used in) financing activities	11.6	(88.2)
Exchange rate effect on cash and cash equivalents	16.0	(27.6)
Net decrease in cash and cash equivalents	(343.2)	(247.0)
Cash and cash equivalents at beginning of period	536.2	374.4
Cash and cash equivalents at end of period	$193.0	$127.4
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of August 2, 2014, we operated 6,698 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also own and operate a certified Apple reseller selling Apple products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of the fiscal year comprised of the 52 weeks ended February 1, 2014 ("fiscal 2013") and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Additionally, certain reclassifications have been made to prior period amounts reflected in the condensed consolidated statements of cash flows to conform to the current period presentation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 1, 2014 (the “2013 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 and 26 weeks ended August 2, 2014 are not indicative of the results to be expected for the 52 weeks ending January 31, 2015 (“fiscal 2014”).
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Consolidated Balance Sheets as of August 3, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Cash and cash equivalents	$199.5	$(72.1)	$127.4
Total current assets	1,464.5	(72.1)	1,392.4
Total assets	3,510.4	(72.1)	3,438.3
Accounts payable	356.8	(41.0)	315.8
Accrued liabilities	843.1	(31.1)	812.0
Total current liabilities	1,249.9	(72.1)	1,177.8
Total liabilities	1,353.7	(72.1)	1,281.6

Consolidated Statements of Cash Flows for the 26 weeks ended August 3, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(389.3)	$189.3	$(200.0)
Net cash flows provided by operating activities	(274.6)	189.3	(85.3)
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	199.5	(72.1)	127.4
Restricted Cash
Restricted cash of $13.6 million, $10.4 million and $16.4 million as of August 2, 2014, August 3, 2013 and February 1, 2014, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

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
Recently Issued Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

2.	Acquisitions
Technology Brands
During the first half of fiscal 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total consideration of $45.6 million ($43.1 million net of cash acquired). We recorded an immaterial amount of goodwill related to these acquisitions. We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.

3.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	26 Weeks Ended August 2, 2014		26 Weeks Ended August 3, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	283	$12.37	457	$7.10
Restricted stock awards – time-vested	437	38.64	916	24.82
Restricted stock awards – performance-based	182	38.52	262	24.82
Total stock-based awards	902		1,635
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

	26 Weeks Ended
	August 2, 2014	August 3, 2013
Volatility	46.5%	46.4%
Risk-free interest rate	1.7%	1.0%
Expected life (years)	5.5	5.6
Expected dividend yield	3.4%	4.3%

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In millions)
Stock-based compensation expense	$6.8	$6.0	$12.6	$11.5
As of August 2, 2014, the unrecognized compensation expense related to the unvested portion of our stock-based awards was $43.3 million, which is expected to be recognized over a weighted average period of 2 years. The total intrinsic value of options exercised during the 13 weeks ended August 2, 2014 and the 13 weeks ended August 3, 2013 was $5.1 million and $10.5 million, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 2, 2014 and the 26 weeks ended August 3, 2013 was $6.3 million and $21.1 million, respectively.

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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
	(In millions, except per share data)
Net income	$24.6	$10.5	$92.6	$65.1
Weighted average common shares outstanding	113.6	117.9	114.3	118.1
Dilutive effect of options and restricted shares on common stock(1)	0.7	1.3	0.8	1.2
Common shares and dilutive potential common shares	114.3	119.2	115.1	119.3
Net income per common share:
Basic	$0.22	$0.09	$0.81	$0.55
Diluted	$0.22	$0.09	$0.80	$0.55

(1)
Excludes 1.5 million, 1.6 million, 1.6 million, and 1.8 million share-based awards for the 13 weeks ended August 2, 2014, the 13 weeks ended August 3, 2013, the 26 weeks ended August 2, 2014 and the 26 weeks ended August 3, 2013, respectively, because their effects were antidilutive.

5.	Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements and Derivative Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our foreign currency contracts, which include forward exchange contracts, foreign currency options and cross-currency swaps, our Company-owned

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.
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
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded on our unaudited condensed consolidated balance sheets (in millions):

	August 2, 2014	August 3, 2013	February 1, 2014
Assets
Foreign currency contracts
Other current assets	$2.0	$2.6	$0.9
Other noncurrent assets	3.2	0.3	0.5
Company-owned life insurance(1)	7.2	5.4	7.1
Total assets	12.4	8.3	8.5
Liabilities
Foreign currency contracts
Accrued liabilities	7.6	12.8	21.3
Other long-term liabilities	1.6	8.0	2.2
Nonqualified deferred compensation(2)	1.1	1.0	1.1
Total liabilities	$10.3	$21.8	$24.6

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use foreign currency contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $713.4 million, $692.3 million and $640.6 million as of August 2, 2014, August 3, 2013 and February 1, 2014, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Gains (losses) on the change in fair value of derivative instruments	$9.1	$(19.7)	$10.4	$(10.3)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(8.4)	22.2	(9.1)	13.4
Total	$0.7	$2.5	$1.3	$3.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 and 26 weeks ended August 2, 2014 or August 3, 2013, respectively.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 2, 2014, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 2, 2014, we borrowed $476 million and subsequently

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

repaid $266 million under the Revolver. During the 26 weeks ended August 3, 2013, we had borrowings of $130 million and repayments of $80 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended August 2, 2014 were $91.1 million. Our average interest rate on those outstanding borrowings for the 26 weeks ended August 2, 2014 was 1.7%. As of August 2, 2014, total availability under the Revolver was $181.4 million, with outstanding borrowings of $210 million and outstanding standby letters of credit of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 2, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.1 million.

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

We have expanded our previous category of Pre-owned Video Game Products to include value-priced, or closeout, products and this category is now referred to as the Pre-owned and Value Video Game Products category. We believe there is an opportunity to purchase closeout and overstocked inventory from publishers, distributors and other retailers which is older new product but can be acquired for less than typical new release product costs. This product can then be resold in our Video Game Brands stores and on our websites as value-priced product. Our sales of this product in the past have yielded significantly higher margins than new video game products, yet lower margins than pre-owned video game products.

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

•
Digital, which includes revenues from the sale of DLC, full game downloads, Xbox Live, PlayStation Plus and Nintendo network points and subscription cards, other prepaid digital currencies and time cards, Kongregate, Game Informer digital subscriptions and PC digital downloads;

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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$332.3	19.2%	$147.8	10.7%	$770.3	20.7%	$389.6	12.0%
New video game software	497.0	28.7%	429.8	31.1%	1,056.9	28.4%	1,133.0	34.9%
Pre-owned and value video game products	558.0	32.2%	528.7	38.2%	1,160.9	31.1%	1,101.3	33.9%
Video game accessories	107.5	6.2%	92.0	6.6%	252.6	6.8%	218.4	6.7%
Digital	52.3	3.0%	49.4	3.6%	108.4	2.9%	105.6	3.3%
Mobile and consumer electronics	112.1	6.5%	60.6	4.4%	214.3	5.7%	111.6	3.4%
Other	72.2	4.2%	75.4	5.4%	164.3	4.4%	189.5	5.8%
Total	$1,731.4	100.0%	$1,383.7	100.0%	$3,727.7	100.0%	$3,249.0	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$31.6	9.5%	$15.5	10.5%	$76.2	9.9%	$35.7	9.2%
New video game software	115.7	23.3%	98.9	23.0%	242.9	23.0%	247.1	21.8%
Pre-owned and value video game products	262.1	47.0%	250.6	47.4%	560.5	48.3%	521.4	47.3%
Video game accessories	41.9	39.0%	38.4	41.7%	96.9	38.4%	88.3	40.4%
Digital	34.0	65.0%	35.1	71.1%	69.8	64.4%	72.4	68.6%
Mobile and consumer electronics	40.5	36.1%	16.3	26.9%	77.6	36.2%	28.9	25.9%
Other	25.1	34.8%	26.6	35.3%	53.4	32.5%	65.9	34.8%
Total	$550.9	31.8%	$481.4	34.8%	$1,177.3	31.6%	$1,059.7	32.6%

9.	Segment Information

We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe, and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brand stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; the electronic commerce Web site www.gamestop.com; Game Informer magazine; the online video gaming Web site www.kongregate.com; a digital PC game distribution platform available at www.gamestop.com/pcgames; and an online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 11 European countries and e-commerce operations in six countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 13 weeks ended August 2, 2014 and August 3, 2013 or the 26 weeks ended August 2, 2014 and August 3, 2013.
The reconciliation of segment profit to earnings before income taxes for the 13 weeks ended August 2, 2014 and August 3, 2013, respectively, is as follows (in millions):

13 weeks ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,101.0	$82.9	$142.1	$335.3	$70.1	$1,731.4
Segment operating earnings (loss)	35.6	1.2	4.8	(12.0)	7.1	36.7
Interest income						0.1
Interest expense						(1.2)
Earnings before income taxes						35.6

13 weeks ended August 3, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$942.4	$67.7	$112.4	$261.2	$—	$1,383.7
Segment operating earnings (loss)	43.4	(0.7)	1.1	(25.0)	—	18.8
Interest income						0.1
Interest expense						(1.4)
Earnings before income taxes						17.5

The reconciliation of segment profit to earnings before income taxes for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively, is as follows (in millions):

26 weeks ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,498.7	$173.2	$258.6	$667.0	$130.2	$3,727.7
Segment operating earnings (loss)	142.2	3.6	6.5	(22.8)	13.1	142.6
Interest income						0.3
Interest expense						(2.0)
Earnings before income taxes						140.9

26 weeks ended August 3, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,295.3	$155.7	$226.5	$571.5	$—	$3,249.0
Segment operating earnings (loss)	136.2	1.8	2.6	(34.6)	—	106.0
Interest income						0.2
Interest expense						(2.4)
Earnings before income taxes						103.8

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

10.	Subsequent Events
Dividend
On August 19, 2014, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.33 per share of Class A Common Stock payable on September 16, 2014 to stockholders of record at the close of business on September 3, 2014. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
As of August 29, 2014, we have purchased an additional 0.1 million shares of our Class A Common Stock for an average price per share of $41.48 since August 2, 2014.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of August 2, 2014, we operated 6,698 stores in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.es, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also operate a certified Apple reseller selling Apple products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. Our Simply Mac, Spring Mobile and Cricket Wireless business comprise our Technology Brands segment.
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
We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards. We have made significant investments in e-commerce and in-store and Web site functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category. We currently sell tablets and accessories in most of our video game stores. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.

Over the last year, we have acquired two authorized Apple resellers selling Apple products and services in 33 stores. Additionally, we acquired Spring Mobile, an authorized AT&T reseller currently operating 238 stores selling wireless services and products. We also operate 48 stores under the Cricket Wireless brand (formerly operated under the Aio Wireless name prior to AT&T's acquisition of Leap Wireless). Cricket Wireless is an AT&T brand selling pre-paid wireless services and products. Collectively these businesses comprise our Technology Brands segment. We expect to expand the number of Technology Brands stores which we operate in future years.
Recent Developments
Acquisition activity. During the first half of fiscal 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile and Simply Mac completed acquisitions of certain AT&T resellers and authorized Apple retailers for total consideration of $45.6 million ($43.1 million net of cash acquired). We continue to seek out opportunities to extend our core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. As a result of our acquisition activity in the Technology Brands segment over the past two fiscal quarters, we are currently experiencing higher gross margins in that segment in comparison to the margins in our Video Game Brands segments, which has had the impact of offsetting potential margin erosion associated with the recent launch of the current generation video game consoles. We continue to seek avenues for growth in our Technology Brands business, and we expect to pursue similar acquisitions moving forward.
Additionally, as part of our efforts to drive long-term shareholder value, we have accomplished the following return of capital activities in the first half of fiscal 2014:
Quarterly cash dividend. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock, which represents an increase of 20%. On March 25, 2014 and June 17, 2014, we made quarterly dividend payments of $0.33 per share of Class A Common Stock to stockholders of record on March 17, 2014 and June 4, 2014, respectively. Additionally, on August 19, 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share payable on September 16, 2014, to shareholders of record as of the close of business on September 3, 2014.
Share repurchase activity. During the first two quarters of fiscal 2014, we repurchased 3.2 million shares of our Class A Common Stock at an average price per share of $39.51 for a total of $127.7 million. Between August 3, 2014 and August 29, 2014, we repurchased an additional 0.1 million shares of our Class A Common Stock for an average price per share of $41.48.
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

Consolidated Results of Operations
The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Statement of Operations Data:
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	68.2	65.2	68.4	67.4
Gross profit	31.8	34.8	31.6	32.6
Selling, general and administrative expenses	27.5	30.5	25.7	26.8
Depreciation and amortization	2.2	2.9	2.1	2.5
Operating earnings	2.1	1.4	3.8	3.3
Interest expense, net	0.1	0.1	—	0.1
Earnings before income tax expense	2.0	1.3	3.8	3.2
Income tax expense	0.6	0.5	1.3	1.2
Net income	1.4%	0.8%	2.5%	2.0%

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

•
Digital, which includes revenues from the sale of DLC, full game downloads, Xbox Live, PlayStation Plus and Nintendo network points and subscription cards, other prepaid digital currencies and time cards, Kongregate, Game Informer digital subscriptions and PC digital downloads;

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

The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$332.3	19.2%	$147.8	10.7%	$770.3	20.7%	$389.6	12.0%
New video game software	497.0	28.7%	429.8	31.1%	1,056.9	28.4%	1,133.0	34.9%
Pre-owned and value video game products	558.0	32.2%	528.7	38.2%	1,160.9	31.1%	1,101.3	33.9%
Video game accessories	107.5	6.2%	92.0	6.6%	252.6	6.8%	218.4	6.7%
Digital	52.3	3.0%	49.4	3.6%	108.4	2.9%	105.6	3.3%
Mobile and consumer electronics	112.1	6.5%	60.6	4.4%	214.3	5.7%	111.6	3.4%
Other	72.2	4.2%	75.4	5.4%	164.3	4.4%	189.5	5.8%
Total	$1,731.4	100.0%	$1,383.7	100.0%	$3,727.7	100.0%	$3,249.0	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 2, 2014		August 3, 2013		August 2, 2014		August 3, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$31.6	9.5%	$15.5	10.5%	$76.2	9.9%	$35.7	9.2%
New video game software	115.7	23.3%	98.9	23.0%	242.9	23.0%	247.1	21.8%
Pre-owned and value video game products	262.1	47.0%	250.6	47.4%	560.5	48.3%	521.4	47.3%
Video game accessories	41.9	39.0%	38.4	41.7%	96.9	38.4%	88.3	40.4%
Digital	34.0	65.0%	35.1	71.1%	69.8	64.4%	72.4	68.6%
Mobile and consumer electronics	40.5	36.1%	16.3	26.9%	77.6	36.2%	28.9	25.9%
Other	25.1	34.8%	26.6	35.3%	53.4	32.5%	65.9	34.8%
Total	$550.9	31.8%	$481.4	34.8%	$1,177.3	31.6%	$1,059.7	32.6%
13 weeks ended August 2, 2014 compared with the 13 weeks ended August 3, 2013
Net Sales
Net sales increased by $347.7 million, or 25.1%, from $1,383.7 million in the 13 weeks ended August 3, 2013 to $1,731.4 million in the 13 weeks ended August 2, 2014. The increase in net sales was primarily attributable to increases in comparable store sales of 21.9% for the 13 weeks ended August 2, 2014 when compared to the 13 weeks ended August 3, 2013. The increase in comparable store sales was primarily due to strong sales performance during the 13 weeks ended August 2, 2014 associated with the new video game console launches and related video game accessories, as well as strong new video game software sales. In addition, our Technology Brands segment added $70.1 million in net sales in the 13 weeks ended August 2, 2014. The increase in sales also included a favorable impact of $9.8 million from foreign exchange rate fluctuations for the 13 weeks ended August 2, 2014 when compared to the 13 weeks ended August 3, 2013.
New video game hardware sales increased $184.5 million, or 124.8%, from $147.8 million in the 13 weeks ended August 3, 2013 to $332.3 million in the 13 weeks ended August 2, 2014. The increase in new video game hardware sales is primarily attributable to an increase in hardware unit sell-through as a result of the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware. New video game software sales increased by $67.2 million, or 15.6%, from $429.8 million in the 13 weeks ended August 3, 2013 to $497.0 million in the 13 weeks ended August 2, 2014, due to a stronger lineup of new releases such as Ubisoft's Watch Dogs, Nintendo's Mario Kart 8 and The Last of Us Remastered for PlayStation 4. Pre-owned and value video game product sales increased $29.3 million, or 5.5%, from $528.7 million in the 13 weeks ended August 3, 2013 to $558.0 million in the 13 weeks ended August

2, 2014. This increase was primarily attributable to an increase in store traffic related to higher video game demand due to the launch of the new consoles. Sales of video game accessories increased $15.5 million, or 16.8% from the 13 weeks ended August 3, 2013 to the 13 weeks ended August 2, 2014 due to sales of accessories for use with the recently launched consoles. Digital revenues increased by 5.9%, or $2.9 million, when comparing the 13 weeks ended August 3, 2013 to the 13 weeks ended August 2, 2014. Mobile and consumer electronics sales increased $51.5 million, or 85.0%, from the 13 weeks ended August 3, 2013 to the 13 weeks ended August 2, 2014, due to continued growth from our Technology Brands, both organically and from acquisitions during the second quarter. Sales of other product categories decreased by $3.2 million, or 4.2%, from the 13 weeks ended August 3, 2013 to the 13 weeks ended August 2, 2014.
Our new video game hardware and mobile and consumer electronics categories increased as a percentage of net sales while all other product categories declined as a percentage of net sales for the 13 weeks ended August 2, 2014 in comparison to the 13 weeks ended August 3, 2013. The change in mix of sales was primarily due to the launch of the new consoles and the related increased traffic in our stores, as well as meaningful contributions from our Technology Brands segment in the mobile category.
Cost of Sales
Cost of sales increased by $278.2 million, or 30.8%, from $902.3 million in the 13 weeks ended August 3, 2013 to $1,180.5 million in the 13 weeks ended August 2, 2014, primarily as a result of the increase in sales and the changes in gross profit discussed below.
Gross Profit
Gross profit increased by $69.5 million, or 14.4%, from $481.4 million in the 13 weeks ended August 3, 2013 to $550.9 million in the 13 weeks ended August 2, 2014; however, gross profit as a percentage of net sales decreased from 34.8% in the 13 weeks ended August 3, 2013 to 31.8% in the 13 weeks ended August 2, 2014. The gross profit percentage decrease was primarily driven by the changes in sales mix discussed above and, specifically, the growth in sales of new video game hardware associated with the new consoles, which carry lower margins, as a percentage of total sales. Additionally, our digital gross profit percentage declined in the 13 weeks ended August 2, 2014 in comparison to the 13 weeks ended August 3, 2013 due to the mix of underlying products. Gross profit as a percentage of sales on video game accessories decreased from 41.7% in the 13 weeks ended August 3, 2013 to 39.0% in the 13 weeks ended August 2, 2014 primarily due to the mix of current generation accessories sales, which carry lower gross margins relative to the total video game accessories category. These decreases were partially offset by the sales and gross profit percentage growth in the mobile and consumer electronics category related to our Technology Brands segment.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $53.8 million, from $421.6 million in the 13 weeks ended August 3, 2013 to $475.4 million in the 13 weeks ended August 2, 2014. This increase was primarily due to $26.1 million of additional costs associated with our Technology Brands segment, as well as the higher variable costs associated with the increase in comparable store sales during the 13 weeks ended August 2, 2014. Selling, general and administrative expenses as a percentage of net sales decreased from 30.5% in the 13 weeks ended August 3, 2013 to 27.5% in the 13 weeks ended August 2, 2014 due to our ability to effectively leverage the increase in sales in the Video Game Brands segments. These improvements were partially offset by the Technology Brands segment, which generally has higher selling, general and administrative expenses as a percentage of net sales. Included in selling, general and administrative expenses is $6.8 million and $6.0 million of stock-based compensation expense for the 13 weeks ended August 2, 2014 and 13 weeks ended August 3, 2013, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $2.2 million, or 5.4%, from $41.0 million in the 13 weeks ended August 3, 2013 to $38.8 million in the 13 weeks ended August 2, 2014. This decrease was primarily due to a decrease in new store openings and lower overall store count in our Video Game Brands segments.
Interest Income and Expense
Interest income from the investment of excess cash balances remained the same at $0.1 million for both the 13 weeks ended August 3, 2013 and the 13 weeks ended August 2, 2014. Interest expense decreased from $1.4 million in the 13 weeks ended August 3, 2013 to $1.2 million in the 13 weeks ended August 2, 2014.

Income Tax
Income tax expense for the 13 weeks ended August 3, 2013 and the 13 weeks ended August 2, 2014 was based upon an estimate of our annualized effective income tax rate. Income tax expense was $7.0 million, or 40.0% of earnings before income tax expense, for the 13 weeks ended August 3, 2013 compared to $11.0 million, or 30.9% of earnings before income tax expense, for the 13 weeks ended August 2, 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative mix of earnings across the jurisdictions in which we operate. Our effective tax rate for the 13 weeks ended August 2, 2014 was further impacted by the release of a reserve related to an uncertain tax position.
Operating Earnings and Net Income
The factors described above led to an increase in operating earnings of $17.9 million from $18.8 million in the 13 weeks ended August 3, 2013 to $36.7 million in the 13 weeks ended August 2, 2014, and an increase in net income of $14.1 million from $10.5 million in the 13 weeks ended August 3, 2013 to $24.6 million in the 13 weeks ended August 2, 2014. The increase in operating earnings and net income is primarily attributable to the launch of the new console systems, which has driven year-over-year gross profit growth in our new video game hardware and video game accessories categories, as well as continued growth in our pre-owned and value category. Additionally, our Technology Brands segment generated $7.1 million of operating earnings in the 13 weeks ended August 2, 2014.
26 weeks ended August 2, 2014 compared with the 26 weeks ended August 3, 2013
Net Sales
Net sales increased by $478.7 million, or 14.7%, from $3,249.0 million in the 26 weeks ended August 3, 2013 to $3,727.7 million in the 26 weeks ended August 2, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 12.7% for the 26 weeks ended August 2, 2014 when compared to the 26 weeks ended August 3, 2013, which was primarily due to strong sales performance during the 26 weeks ended August 2, 2014 associated with the new video game console launches and related video game accessories. In addition, our Technology Brands segment added $130.2 million in net sales in the 26 weeks ended August 2, 2014. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $4.1 million for the 26 weeks ended August 2, 2014 when compared to the 26 weeks ended August 3, 2013.
New video game hardware sales increased $380.7 million, or 97.7%, from $389.6 million in the 26 weeks ended August 3, 2013 to $770.3 million in the 26 weeks ended August 2, 2014. The increase in new video game hardware sales is primarily attributable to an increase in hardware unit sell-through as a result of the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware. New video game software sales decreased $76.1 million, or 6.7%, from $1,133.0 million in the 26 weeks ended August 3, 2013 to $1,056.9 million in the 26 weeks ended August 2, 2014, primarily due to fewer new titles that were released during the 26 weeks ended August 2, 2014 versus the comparable prior year period. Pre-owned and value video game product sales increased $59.6 million, or 5.4%, from $1,101.3 million in the 26 weeks ended August 3, 2013 to $1,160.9 million in the 26 weeks ended August 2, 2014. The increase in pre-owned and value video game product sales was primarily due to increased store traffic during the quarter related to higher video game demand due to the launch of the new consoles. Sales of video game accessories increased $34.2 million, or 15.7% from the 26 weeks ended August 3, 2013 to the 26 weeks ended August 2, 2014 due to sales of accessories for use with the recently launched consoles. Digital revenues in the 26 weeks ended August 2, 2014 increased $2.8 million, or 2.7%, as compared to the 26 weeks ended August 3, 2013, driven primarily by growth in PC digital. Mobile and consumer electronics sales increased $102.7 million, or 92.0%, from the 26 weeks ended August 3, 2013 to the 26 weeks ended August 2, 2014, due to the Technology Brands stores acquired or opened in the fourth quarter of fiscal 2013 and the first half of fiscal 2014. Sales of other product categories decreased $25.2 million, or 13.3%, from the 26 weeks ended August 3, 2013 to the 26 weeks ended August 2, 2014, primarily due to fewer new titles of PC entertainment software released during the 26 weeks ended August 2, 2014 versus the comparable prior year period.
As a percentage of net sales, sales of new video game hardware, video game accessories and mobile and consumer electronics increased, and sales of new video game software, pre-owned and value video game products, digital and other products decreased in the 26 weeks ended August 2, 2014 in comparison to the 26 weeks ended August 3, 2013. The change in the mix of sales was primarily due to the launch of the new consoles, as well as meaningful contributions from our Technology Brands segment as described above.

Cost of Sales
Cost of sales increased by $361.1 million, or 16.5%, from $2,189.3 million in the 26 weeks ended August 3, 2013 to $2,550.4 million in the 26 weeks ended August 2, 2014, primarily as a result of the increase in sales and the changes in gross profit discussed below.
Gross Profit
Gross profit increased by $117.6 million, or 11.1%, from $1,059.7 million in the 26 weeks ended August 3, 2013 to $1,177.3 million in the 26 weeks ended August 2, 2014. Gross profit as a percentage of net sales decreased from 32.6% in the 26 weeks ended August 3, 2013 to 31.6% in the 26 weeks ended August 2, 2014. The gross profit percentage decrease was primarily driven by the changes in sales mix discussed above and specifically the growth in sales of new video game hardware associated with the new consoles, which carry lower margins, as a percentage of total net sales. Gross profit as a percentage of sales on pre-owned and value video game products increased from 47.3% in the 26 weeks ended August 3, 2013 to 48.3% in the 26 weeks ended August 2, 2014, primarily due to the increase in gross profit percentage that occurs as prior generation hardware and software matures. Gross profit as a percentage of sales on video game accessories decreased from 40.4% in the 26 weeks ended August 3, 2013 to 38.4% in the 26 weeks ended August 2, 2014 primarily due to the mix of current generation accessories sales, which carry lower gross margins relative to the total video game accessories category. Gross profit as a percentage of sales on digital decreased from 68.6% in the 26 weeks ended August 3, 2013 to 64.4% in the 26 weeks ended August 2, 2014 primarily due to the mix of underlying products we sell. Gross profit as a percentage of sales on mobile and consumer electronics increased from 25.9% in the 26 weeks ended August 3, 2013 to 36.2% in the 26 weeks ended August 2, 2014 primarily due to the addition of Technology Brands beginning in November 2013 and the gross margin percentage in that segment, which is higher than in the Video Game Brands segments. Gross profit as a percentage of sales on other product sales decreased from 34.8% in the 26 weeks ended August 3, 2013 to 32.5% in the 26 weeks ended August 2, 2014 primarily due to a change in sales mix in this category, and the relative gross margins associated with those sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $85.6 million, from $870.8 million in the 26 weeks ended August 3, 2013 to $956.4 million in the 26 weeks ended August 2, 2014. This increase was primarily due to $47.6 million of additional costs associated with our Technology Brands segment, as well as the higher variable costs associated with the increase in comparable store sales in our Video Game Brands segments during the 26 weeks ended August 2, 2014. Selling, general and administrative expenses as a percentage of net sales decreased from 26.8% for the 26 weeks ended August 3, 2013 to 25.7% in the 26 weeks ended August 2, 2014 due to our ability to effectively leverage the increase in sales in the Video Game Brands segments, offset by the Technology Brands segment, which generally has higher selling, general and administrative expenses as a percentage of net sales. Included in selling, general and administrative expenses is $12.6 million and $11.5 million of stock-based compensation expense for the 26 weeks ended August 2, 2014 and August 3, 2013, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.6 million, or 5.5%, from $82.9 million in the 26 weeks ended August 3, 2013 to $78.3 million in the 26 weeks ended August 2, 2014. This decrease was primarily due to a decrease in new store openings and lower overall store count in our Video Game Brands segments.
Interest Income and Expense
Interest income from the investment of excess cash balances increased from $0.2 million in the 26 weeks ended August 3, 2013 to $0.3 million in the 26 weeks ended August 2, 2014. Interest expense decreased from $2.4 million in the 26 weeks ended August 3, 2013 to $2.0 million million in the 26 weeks ended August 2, 2014.
Income Tax
Income tax expense for the 26 weeks ended August 3, 2013 and the 26 weeks ended August 2, 2014 was based upon management’s estimate of the Company’s annualized effective income tax rate. Income tax expense was $38.7 million, or 37.3% of earnings before income tax expense, for the 26 weeks ended August 3, 2013 compared to $48.3 million, or 34.3% of earnings before income tax expense, for the 26 weeks ended August 2, 2014. Generally, our effective tax rate varies primarily based on our profitability level and the relative mix of earnings across the jurisdictions in which we operate.

Operating Earnings and Net Income
The factors described above led to an increase in operating earnings of $36.6 million from $106.0 million in the 26 weeks ended August 3, 2013 to $142.6 million in the 26 weeks ended August 2, 2014, and an increase in net income of $27.5 million from $65.1 million in the 26 weeks ended August 3, 2013 to $92.6 million in the 26 weeks ended August 2, 2014. The increase in operating earnings and net income is primarily attributable to the launch of the new console systems, which has driven year-over-year gross profit growth in our new video game hardware and video game accessories categories, as well as continued growth in our pre-owned and value category. Additionally, our Technology Brands segment generated operating earnings of $13.1 million in the 26 weeks ended August 2, 2014.
Segment Performance
We operate our business in the following segments: Video Game Brands, which consists of four segments in the United States, Australia, Canada and Europe, and Technology Brands. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:
Net sales by operating segment are as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Video Game Brands:
United States	$1,101.0	$942.4	$2,498.7	$2,295.3
Canada	82.9	67.7	173.2	155.7
Australia	142.1	112.4	258.6	226.5
Europe	335.3	261.2	667.0	571.5
Technology Brands	70.1	—	130.2	—
Total	$1,731.4	$1,383.7	$3,727.7	$3,249.0
Operating earnings (loss) by segment are as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 2, 2014	August 3, 2013	August 2, 2014	August 3, 2013
Video Game Brands:
United States	$35.6	$43.4	$142.2	$136.2
Canada	1.2	(0.7)	3.6	1.8
Australia	4.8	1.1	6.5	2.6
Europe	(12.0)	(25.0)	(22.8)	(34.6)
Technology Brands	7.1	—	13.1	—
Total	$36.7	$18.8	$142.6	$106.0
Video Game Brands
United States
Results for the United States Video Game Brands segment include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and an online consumer electronics marketplace available at www.buymytronics.com. As of August 2, 2014, the United States Video Game Brands segment included 4,197 stores, compared to 4,290 stores on August 3, 2013.
Net sales for the 13 weeks ended August 2, 2014 increased $158.6 million, or 16.8%, compared to the 13 weeks ended August 3, 2013 due primarily to a 19.7% increase in comparable store sales. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013, along with a stronger line-up of new software titles. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Net sales for the 26 weeks ended August 2, 2014 increased $203.4 million, or 8.9%, compared to the 26 weeks ended August 3, 2013 due primarily to an 11.4% increase in comparable store sales. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013. Segment operating earnings for the 13 weeks ended August 2, 2014 decreased by $7.8 million compared to the 13 weeks ended August 3, 2013. Operating earnings for the second quarter of fiscal 2014 were negatively impacted by lower overall gross margins resulting from the change in sales mix and the relative gross margins associated with those sales, as well as incremental selling, general and administrative expenses associated with the increase in comparable store sales. Segment operating earnings for the 26 weeks ended August 2, 2014 increased by $6.0 million in comparison to the 26 weeks ended August 3, 2013, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses for this segment.
Canada
Results for the Canadian segment include retail operations in Canada and their e-commerce site. As of August 2, 2014, the Canadian segment had 333 stores, compared to 334 stores at August 3, 2013. Net sales in the Canadian segment in the 13 and 26 weeks ended August 2, 2014 increased 22.5% and 11.2%, respectively compared to the 13 and 26 weeks ended August 3, 2013. The increase in net sales was primarily due to an increase in comparable store sales of 28.7% and 19.1%, respectively, for the current quarter and year-to-date periods versus the prior year, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $5.3 million and $15.4 million, respectively, in the 13 and 26 week periods ended August 2, 2014 when compared to the same periods in fiscal 2013. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013, along with a stronger line-up of new software titles. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Segment operating earnings for Canada increased by $1.9 million and $1.8 million in the 13 weeks ended August 2, 2014 and the 26 weeks ended August 2, 2014, respectively, when compared to the same periods in fiscal 2013, driven by the launch of the new consoles.
Australia
Results for the Australian segment include retail operations and e-commerce sites in Australia and New Zealand. As of August 2, 2014, the Australian segment included 415 stores, compared to 414 stores at August 3, 2013. Net sales for the 13 and 26 weeks ended August 2, 2014 increased by 26.4% and 14.2%, respectively, compared to the 13 and 26 weeks ended August 3, 2013. The increase in net sales for the 13 and 26 weeks ended August 2, 2014 was primarily due to an increase in comparable store sales of 25.5% and 20.2%, respectively, for the current quarter and year-to-date periods versus the prior year, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $9.4 million and $25.9 million, respectively, in the 13 and 26 week periods ended August 2, 2014 when compared to the same periods in fiscal 2013. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013, along with a stronger line-up of new software titles. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Segment operating earnings for Australia increased by $3.7 million and $3.9 million in the 13 weeks ended August 2, 2014 and the 26 weeks ended August 2, 2014, respectively, when compared to the same periods in fiscal 2013, driven by the launch of the new consoles.
Europe
Results for the European segment include retail store operations in 11 European countries and e-commerce sites in six countries. As of August 2, 2014, the European segment operated 1,434 stores compared to 1,467 stores as of August 3, 2013. For the 13 and 26 weeks ended August 2, 2014, European net sales increased 28.4% and 16.7%, respectively, compared to the 13 and 26 weeks ended August 3, 2013. The increase in net sales was primarily due to an increase in comparable store sales of 25.9% and 13.0%, respectively, for the current quarter and year-to-date periods versus the prior year. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013, along with a stronger line-up of new software titles. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Additionally, net sales were favorably impacted by changes in exchange rates, which had the effect of increasing sales by $24.5 million and $37.1 million, respectively, in the 13 and 26 week periods ended August 2, 2014 when compared to the same periods in fiscal 2013. The segment operating loss in Europe was $12.0 million and $22.8 million in the 13 weeks ended August 2, 2014 and 26 weeks ended August 2, 2014, respectively, compared to operating losses of $25.0 million and $34.6 million in the 13 weeks ended August 3, 2013 and 26 weeks ended August 3, 2013. The improvement in operating earnings was primarily attributable to the positive sales impact from continued consumer demand for the new video game consoles.

Technology Brands
Segment results for the Technology Brands segment include our Simply Mac, Spring Mobile and Cricket Wireless stores. As of August 2, 2014, the Technology Brands segment operated 319 stores. For the 13 and 26 weeks ended August 2, 2014, Technology Brands net sales totaled $70.1 million and $130.2 million, respectively, with operating earnings of $7.1 million and $13.1 million, respectively.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400 million asset-based revolving credit facility (the “Revolver”) together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital expenditure programs, including the payment of dividends declared by the Board of Directors, for at least the next 12 months. As of August 2, 2014, we had total cash on hand of $193.0 million and an additional $181.4 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and consider raising additional funds through secured and unsecured borrowings and public or private sales of debt securities, which may be issued in transactions registered under the Securities Act of 1933, in one or more transactions exempt from registration, or a combination of one or more of the foregoing. The amount, nature and timing of any borrowings of debt securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. We now reduce cash and liabilities when the checks are released for payment.
The impact of this revision on our consolidated statements of cash flows for the 26 weeks ended August 3, 2013 are as follows:

	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$(389.3)	$189.3	$(200.0)
Net cash flows provided by operating activities	(274.6)	189.3	(85.3)
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	199.5	(72.1)	127.4
Cash Flows
During the 26 weeks ended August 2, 2014, cash used in operations was $275.3 million, compared to cash used in operations of $85.3 million during the 26 weeks ended August 3, 2013. The increase in cash flow used in operations of $190.0 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $239.1 million from a use of $225.6 million in the 26 weeks ended August 3, 2013 to a use of $464.7 million in the 26 weeks ended August 2, 2014. Our business is highly seasonal, with a disproportionate amount of sales occurring in the fourth quarter of each year. We purchase inventory in anticipation of these fourth quarter sales and, as a result, have higher accounts payable at year-end compared to the end of the second quarter. The increase in cash used in operations for working capital was due primarily to the increase in inventory purchases at the end of fiscal 2013 associated with the launch of the new consoles. These changes were partially offset by a decrease in cash payments for income taxes and prepaid expenses in the 26 weeks ended August 2, 2014 as compared to the 26 weeks ended August 3, 2013 as well as consolidated net income, adjusted for non-cash items, that was $26.5 million higher in the 26 weeks ended August 2, 2014 versus the comparable prior-year period.

Cash used in investing activities was $95.5 million and $45.9 million during the 26 weeks ended August 2, 2014 and the 26 weeks ended August 3, 2013, respectively. The $49.6 million increase in cash used for investing activities is primarily attributable to $43.1 million of cash that was used to fund our Technology Brands acquisitions during the 26 weeks ended August 2, 2014.
Cash provided by financing activities was $11.6 million for the 26 weeks ended August 2, 2014, in comparison to cash used in financing activities of $88.2 million during the 26 weeks ended August 3, 2013. The $99.8 million increase in the cash provided by financing activities is due to an increase in net cash proceeds from the revolver of $160.0 million, partially offset by an increase of $9.4 million used in the repurchase of common stock and an increase of $9.5 million in cash payments for dividends. Additionally, cash provided by the issuance of shares related to stock option exercises decreased $41.3 million during the 26 weeks ended August 2, 2014 in comparison to the 26 weeks ended August 3, 2013, which is primarily a function of fewer stock option exercises during the 26 weeks ended August 2, 2014 when compared against the 26 weeks ended August 3, 2013.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 2, 2014, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 2, 2014, we borrowed $476 million and subsequently repaid $266 million under the Revolver. During the 26 weeks ended August 3, 2013, we had borrowings of $130 million and repayments of $80 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended August 2, 2014 were $91.1 million. Our average interest rate on those outstanding borrowings for the 26 weeks ended August 2, 2014 was 1.7%.

As of August 2, 2014, total availability under the Revolver was $181.4 million, outstanding borrowings were $210 million and standby letters of credit outstanding totaled $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 2, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $4.1 million.
As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and consider raising additional funds through secured and unsecured borrowings and public or private sales of debt securities, which may be issued in transactions registered under the Securities Act of 1933, in one or more transactions exempt from registration, or a combination of one or more of the foregoing.
Uses of Capital
Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the investments we will make in e-commerce, digital and other strategic initiatives. We opened 21 Video Game Brands stores and opened or acquired 101 Technology Brands stores in the 26 weeks ended August 2, 2014, and we expect to open or acquire approximately 350 to 450 stores in fiscal 2014, including investments in our Technology Brands business. Capital expenditures for fiscal 2014 are projected to be approximately $160 million, to be used primarily to fund continued digital initiatives, new store openings and store remodels and invest in distribution and information systems in support of operations.
Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing management to repurchase our common stock. During the 26 weeks ended August 2, 2014, we repurchased 3.2 million shares at an average price per share of $39.51 for a total of $127.7 million. Between August 3, 2014 and August 29, 2014, we have repurchased 0.1 million shares at an average price per share of $41.48 for a total of $5.4 million and we have $324.0 million remaining under our latest authorization from November 2013.
On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock. On March 25, 2014 and June 17, 2014, we made quarterly dividend payments of $0.33 per share of Class A Common Stock to stockholders of record on March 17, 2014 and June 4, 2014, respectively. Additionally, on August 19, 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share payable on September 16, 2014, to shareholders of record as of the close of business on September 3, 2014. Future dividends will be subject to approval by our Board of Directors.
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
Recently Issued Accounting Pronouncements
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Early adoption is not permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

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
Disclosure Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. These factors include, but are not limited to:

•
the demand for next-generation consoles and other product releases which impact sales of new products and old products, the current or future features of such consoles, manufacturer-imposed or regulatory restrictions, changes or conditions that may adversely affect our pre-owned business;

•	our ability to respond quickly to technological changes and evolving consumer preferences;

•	our reliance on a limited number of suppliers and vendors for timely delivery of sufficient quantities of their products;

•	our dependence on the production of new, innovative and popular product releases and enhanced video game platforms and accessories by developers and manufacturers;

•
our dependence in large part on our relationship with AT&T for the continued growth of our Technology Brands segment and the impact that potential adverse changes to this relationship, including any restrictions on our ability to offer products and services in the United States that compete with AT&T in wireless and wireline communications and a variety of technology businesses, could have on this component of our business;

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

•	the impact and costs of litigation and regulatory compliance;

•	the amounts, timing and prices of any share repurchases made by us under our share repurchase programs;

•	the risks involved with our international operations, including depressed local economic conditions, political risks, currency risks, tax rates and regulatory risks;

•	the efficiency of our management information systems and back-office functions;

•	data breaches involving customer or employee data and failure of our cyber security infrastructure which could expose us to litigation;

•	restrictions under our credit agreement which may impose operating and financial restrictions on us;

•
the availability of financing on attractive terms or at all, which may adversely impact our future interest expense and our ability to pursue strategic acquisitions and divestitures, share repurchases, dividend declarations and other transactions to enhance shareholder value; and

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended August 2, 2014 were as follows:

ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions of dollars)
May 4 through May 31, 2014	536,759	$37.20	536,759	$385.0
June 1 through July 5, 2014	761,029	38.89	761,029	355.4
July 6 through August 2, 2014	606,150	42.86	606,150	329.4
Total	1,903,938	$39.67	1,903,938

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 8, 2014

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 8, 2014

EXHIBIT INDEX

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Extension Schema (1)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (1)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (1)
101.LAB	XBRL Taxonomy Extension Label Linkbase (1)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (1)

(1)	Submitted electronically herewith.