Form 10-Q
period 2014-11-01
GameStop Corp.
filed 2014-12-10
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 1, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of December 3, 2014: 108,515,426

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	November 1, 2014	November 2, 2013	February 1, 2014
	(In millions, except per share data)
ASSETS
Current assets:
Cash and cash equivalents	$374.0	$471.9	$536.2
Receivables, net	116.9	88.6	84.4
Merchandise inventories, net	1,714.4	1,717.0	1,198.9
Deferred income taxes	59.1	55.0	51.7
Income taxes receivable	58.0	30.4	—
Prepaid expenses and other current assets	121.3	94.6	78.4
Total current assets	2,443.7	2,457.5	1,949.6
Property and equipment:
Land	20.1	21.3	20.4
Buildings and leasehold improvements	625.1	604.0	609.6
Fixtures and equipment	890.8	952.9	841.8
Total property and equipment	1,536.0	1,578.2	1,471.8
Less accumulated depreciation and amortization	1,071.0	1,105.3	995.6
Net property and equipment	465.0	472.9	476.2
Goodwill	1,408.5	1,371.4	1,414.7
Other intangible assets, net	234.8	142.9	194.3
Other noncurrent assets	89.6	120.3	56.6
Total noncurrent assets	2,197.9	2,107.5	2,141.8
Total assets	$4,641.6	$4,565.0	$4,091.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,316.1	$1,356.6	$783.9
Accrued liabilities	814.6	959.0	861.7
Income taxes payable	16.9	—	78.0
Current portion of debt	3.8	—	2.4
Total current liabilities	2,151.4	2,315.6	1,726.0
Deferred income taxes	57.2	26.2	37.4
Long-term debt	350.2	—	1.6
Other long-term liabilities	74.2	75.9	75.0
Total long-term liabilities	481.6	102.1	114.0
Total liabilities	2,633.0	2,417.7	1,840.0
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 109.3, 116.2 and 115.3 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	—	220.8	172.9
Accumulated other comprehensive income	61.8	118.6	82.5
Retained earnings	1,946.7	1,807.8	1,995.9
Total stockholders’ equity	2,008.6	2,147.3	2,251.4
Total liabilities and stockholders’ equity	$4,641.6	$4,565.0	$4,091.4
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In millions, except per share data)
Net sales	$2,092.2	$2,106.7	$5,819.9	$5,355.7
Cost of sales	1,470.0	1,508.3	4,020.4	3,697.6
Gross profit	622.2	598.4	1,799.5	1,658.1
Selling, general and administrative expenses	494.3	448.5	1,450.7	1,319.3
Depreciation and amortization	38.1	40.8	116.4	123.7
Operating earnings	89.8	109.1	232.4	215.1
Interest income	(0.1)	(0.3)	(0.4)	(0.5)
Interest expense	3.2	1.0	5.2	3.4
Earnings before income tax expense	86.7	108.4	227.6	212.2
Income tax expense	30.3	39.8	78.6	78.5
Net income	$56.4	$68.6	$149.0	$133.7
Basic net income per common share	$0.50	$0.59	$1.31	$1.14
Diluted net income per common share	$0.50	$0.58	$1.30	$1.12
Dividends per common share	$0.33	$0.275	$0.99	$0.825
Weighted average shares of common stock outstanding — basic	111.9	116.8	113.5	117.7
Weighted average shares of common stock outstanding — diluted	112.9	118.1	114.4	118.9

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In millions)
Net income	$56.4	$68.6	$149.0	$133.7
Other comprehensive income (loss):
Foreign currency translation adjustment	(42.3)	20.3	(20.7)	(45.8)
Total comprehensive income	$14.1	$88.9	$128.3	$87.9

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions)
Balance at February 2, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income for the 39 weeks ended November 1, 2014	—	—	—	—	149.0	149.0
Foreign currency translation	—	—	—	(20.7)	—	(20.7)
Dividends(1)	—	—	—	—	(115.0)	(115.0)
Stock-based compensation expense	—	—	14.2	—	—	14.2
Repurchase of common shares	(6.8)	—	(188.5)	—	(83.2)	(271.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $5.6)	0.8	—	1.4	—	—	1.4

Balance at November 1, 2014	109.3	$0.1	$—	$61.8	$1,946.7	$2,008.6

(1)	Dividends declared per common share were $0.99 in the 39 weeks ended November 1, 2014.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions)
Balance at February 3, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 39 weeks ended November 2, 2013	—	—	—	—	133.7	133.7
Foreign currency translation	—	—	—	(45.8)	—	(45.8)
Dividends(2)	—	—	—	—	(99.4)	(99.4)
Stock-based compensation expense	—	—	16.7	—	—	16.7
Repurchase of common shares	(5.2)	—	(208.8)	—	—	(208.8)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $9.8)	3.2	—	64.6	—	—	64.6

Balance at November 2, 2013	116.2	$0.1	$220.8	$118.6	$1,807.8	$2,147.3

(2)	Dividends declared per common share were $0.825 in the 39 weeks ended November 2, 2013.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	November 1, 2014	November 2, 2013
	(In millions)
Cash flows from operating activities:
Net income	$149.0	$133.7
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	118.0	125.7
Stock-based compensation expense	14.2	16.7
Deferred income taxes	(21.1)	0.6
Excess tax benefits related to stock-based awards	(5.6)	(11.1)
Loss on divestiture	13.9	—
Loss on disposal of property and equipment	3.1	4.4
Other	26.8	0.9
Changes in operating assets and liabilities:
Receivables, net	(32.9)	(15.5)
Merchandise inventories	(573.8)	(563.8)
Prepaid expenses and other current assets	(42.8)	(27.2)
Income taxes payable/receivable	(112.3)	(124.0)
Accounts payable and accrued liabilities	500.2	973.5
Changes in other long-term liabilities	(0.1)	(23.7)
Net cash flows provided by operating activities	36.6	490.2
Cash flows from investing activities:
Purchase of property and equipment	(106.5)	(76.0)
Acquisitions, net of cash acquired of $2.5 and $0.0 million, respectively	(70.4)	(62.6)
Other	1.2	1.3
Net cash flows used in investing activities	(175.7)	(137.3)
Cash flows from financing activities:
Repurchase of common shares	(257.9)	(204.9)
Dividends paid	(112.9)	(98.7)
Proceeds from senior notes	350.0	—
Borrowings from the revolver	626.0	130.0
Repayments of revolver borrowings	(626.0)	(130.0)
Payments of financing costs	(7.7)	—
Issuance of common stock, net of share repurchases for withholdings taxes	0.2	54.8
Excess tax benefits related to stock-based awards	5.6	11.1
Net cash flows used in financing activities	(22.7)	(237.7)
Exchange rate effect on cash and cash equivalents	(0.4)	(17.7)
Net (decrease) increase in cash and cash equivalents	(162.2)	97.5
Cash and cash equivalents at beginning of period	536.2	374.4
Cash and cash equivalents at end of period	$374.0	$471.9
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of November 1, 2014, we operated 6,664 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, our leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and our online consumer electronics marketplace available at www.buymytronics.com. We also own and operate a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which was added in the fourth quarter of the fiscal year comprised of the 52 weeks ended February 1, 2014 ("fiscal 2013") and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 1, 2014 (the “2013 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 and 39 weeks ended November 1, 2014 are not indicative of the results to be expected for the 52 weeks ending January 31, 2015 (“fiscal 2014”).

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

Consolidated Balance Sheet as of November 2, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Cash and cash equivalents	$649.1	$(177.2)	$471.9
Total current assets	2,634.7	(177.2)	2,457.5
Total assets	4,742.2	(177.2)	4,565.0
Accounts payable	1,501.8	(145.2)	1,356.6
Accrued liabilities	991.0	(32.0)	959.0
Total current liabilities	2,492.8	(177.2)	2,315.6
Total liabilities	2,594.9	(177.2)	2,417.7

Consolidated Statement of Cash Flows for the 39 weeks ended November 2, 2013:	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$889.3	$84.2	$973.5
Net cash flows provided by operating activities	406.0	84.2	490.2
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	649.1	(177.2)	471.9
Restricted Cash
Restricted cash of $13.4 million, $10.6 million and $16.4 million as of November 1, 2014, November 2, 2013 and February 1, 2014, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Acquisitions and Divestitures
Acquisitions
Technology Brands. During the 39 weeks ended November 1, 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total consideration of $72.9 million ($70.4 million net of cash acquired). We recorded an immaterial amount of goodwill related to these acquisitions. We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.
Divestitures
GameStop Iberia. In October 2014, we entered into a sale and purchase agreement to transfer certain retail locations and most of the inventory owned by our Spain subsidiary, GameStop Iberia, to a local video game specialty retailer. We made the decision to exit these operations, which were part of our Europe segment, due to continued operating losses and limited market share. These operations were considered immaterial for discontinued operations accounting treatment.
As a result of the divestiture, we recorded a net pre-tax loss in continuing operations of $13.9 million during the 13 weeks ended November 1, 2014, primarily related to inventory write-downs, involuntary termination benefits and lease obligations, of which $7.0 million was recorded in cost of sales and $6.9 million was recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. As of November 1, 2014, we had transferred or otherwise ceased daily operations in all of our stores in Spain. We may incur additional charges related to the final shutdown of these operations, which we expect to be complete by the end of the fiscal year.
As of November 1, 2014, our unaudited condensed consolidated balance sheet included approximately $11.9 million in receivables, net, $3.8 million in accounts payable and $6.2 million in accrued liabilities primarily comprised of severance, lease obligations and certain customer liabilities associated with the exit of our Spain operations.

3.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	39 Weeks Ended November 1, 2014		39 Weeks Ended November 2, 2013
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	283	$12.37	457	$7.10
Restricted stock awards – time-vested	437	38.64	916	24.82
Restricted stock awards – performance-based	182	38.52	262	24.82
Total stock-based awards	902		1,635

For stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, expected dividend yield and expected

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

employee forfeiture rate. We use historical data to estimate the option life, dividend yield and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. The following assumptions were used with respect to the stock options granted:

	39 Weeks Ended
	November 1, 2014	November 2, 2013
Volatility	46.5%	46.4%
Risk-free interest rate	1.7%	1.0%
Expected life (years)	5.5	5.6
Expected dividend yield	3.4%	4.3%

Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In millions)
Stock-based compensation expense	$1.5	$5.2	$14.2	$16.7

As of November 1, 2014, the unrecognized compensation expense related to the unvested portion of our stock-based awards was $35.3 million, which is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the 13 weeks ended November 1, 2014 and the 13 weeks ended November 2, 2013 was $3.6 million and $27.6 million, respectively. The total intrinsic value of options exercised during the 39 weeks ended November 1, 2014 and the 39 weeks ended November 2, 2013 was $9.9 million and $48.7 million, respectively.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
	(In millions, except per share data)
Net income	$56.4	$68.6	$149.0	$133.7
Weighted average common shares outstanding	111.9	116.8	113.5	117.7
Dilutive effect of options and restricted shares on common stock(1)	1.0	1.3	0.9	1.2
Common shares and dilutive potential common shares	112.9	118.1	114.4	118.9
Net income per common share:
Basic	$0.50	$0.59	$1.31	$1.14
Diluted	$0.50	$0.58	$1.30	$1.12

(1)
Excludes 1.6 million and 1.1 million share-based awards for the 13 weeks ended November 1, 2014 and the 13 weeks ended November 2, 2013, respectively, and 1.6 million share-based awards for each of the 39 weeks ended November 1, 2014 and 39 weeks ended November 2, 2013, because their effects were antidilutive.

5.	Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements and Derivative Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our foreign currency contracts, which include forward exchange contracts, foreign currency options and cross-currency swaps, our Company-owned life insurance policies with a cash surrender value and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	November 1, 2014	November 2, 2013	February 1, 2014
Assets
Foreign currency contracts
Other current assets	$14.1	$2.6	$0.9
Other noncurrent assets	11.8	—	0.5
Company-owned life insurance(1)	7.3	5.5	7.1
Total assets	$33.2	$8.1	$8.5
Liabilities
Foreign currency contracts
Accrued liabilities	$10.2	$12.7	$21.3
Other long-term liabilities	4.7	3.5	2.2
Nonqualified deferred compensation(2)	1.2	1.1	1.1
Total liabilities	$16.1	$17.3	$24.6

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use foreign currency contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $777.7 million, $653.4 million and $640.6 million as of November 1, 2014, November 2, 2013 and February 1, 2014, respectively.
Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Gains (losses) on the change in fair value of derivative instruments	$12.2	$2.5	$22.6	$(7.8)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(12.4)	(2.6)	(21.5)	10.8
Total	$(0.2)	$(0.1)	$1.1	$3.0
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 and 39 weeks ended November 1, 2014 or November 2, 2013, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of November 1, 2014, our Senior Notes had a carrying value of $350.0 million and a fair value of $353.9 million. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

6.	Debt
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
The Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks. The outstanding balance of the Senior Notes at November 1, 2014 was $350.0 million. We incurred fees and expenses related to the Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and will be amortized as interest expense over the term of the notes.
The indenture governing the Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, dividends, distributions, the incurrence of additional debt and the repurchase debt that is junior to the Senior Notes. These covenants are subject to certain exceptions and qualifications.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
Revolving Credit Facility. On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 and further amended on September 15, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. Prior to the March 2014 amendments, the Revolver was scheduled to mature in January 2016. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets. The September 15, 2014 amendment amended certain covenants to permit the issuance of the Senior Notes.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 1, 2014, the applicable margin was 0.5% for prime rate loans and 1.5% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 1, 2014, we borrowed $626 million and subsequently repaid $626 million under the Revolver. Average borrowings under the Revolver for the 39 weeks ended November 1, 2014 were $94.9 million. Our average interest rate on those outstanding borrowings for the 39 weeks ended November 1, 2014 was 1.8%. As of November 1, 2014, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 1, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $3.8 million.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$449.7	21.5%	$181.8	8.6%	$1,219.9	21.0%	$571.4	10.7%
New video game software	743.7	35.5%	1,133.1	53.8%	1,800.5	30.9%	2,266.1	42.3%
Pre-owned and value video game products	499.3	23.9%	486.6	23.1%	1,660.3	28.5%	1,587.9	29.6%
Video game accessories	132.6	6.4%	98.0	4.6%	385.2	6.7%	316.5	6.0%
Digital	54.9	2.6%	46.0	2.2%	163.3	2.8%	151.6	2.8%
Mobile and consumer electronics	126.0	6.0%	56.0	2.7%	340.3	5.8%	167.6	3.1%
Other	86.0	4.1%	105.2	5.0%	250.4	4.3%	294.6	5.5%
Total	$2,092.2	100.0%	$2,106.7	100.0%	$5,819.9	100.0%	$5,355.7	100.0%

	13 Weeks Ended				39 Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$48.4	10.8%	$13.7	7.5%	$124.6	10.2%	$49.4	8.6%
New video game software	172.7	23.2%	249.1	22.0%	415.6	23.1%	496.2	21.9%
Pre-owned and value video game products	237.8	47.6%	216.6	44.5%	798.3	48.1%	738.0	46.5%
Video game accessories	49.9	37.6%	38.1	38.9%	146.8	38.1%	126.4	39.9%
Digital	35.2	64.1%	31.9	69.3%	105.0	64.3%	104.3	68.8%
Mobile and consumer electronics	50.5	40.1%	9.3	16.6%	128.1	37.6%	38.2	22.8%
Other	27.7	32.2%	39.7	37.7%	81.1	32.4%	105.6	35.8%
Total	$622.2	29.7%	$598.4	28.4%	$1,799.5	30.9%	$1,658.1	31.0%

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Segment Information

We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brands stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce Web site www.gamestop.com; Game Informer magazine; our leading browser-based game site www.kongregate.com; a digital PC game distribution platform available at www.gamestop.com/pcgames; and our online consumer electronics marketplace available at www.buymytronics.com. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 13 weeks ended November 1, 2014 and November 2, 2013 or the 39 weeks ended November 1, 2014 and November 2, 2013.
The reconciliation of segment profit to earnings before income taxes for the 13 weeks ended November 1, 2014 and November 2, 2013, respectively, is as follows (in millions):

13 weeks ended November 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,349.5	$113.1	$145.8	$398.5	$85.3	$2,092.2
Segment operating earnings (loss)	70.3	7.9	6.4	(4.7)	9.9	89.8
Interest income						0.1
Interest expense						(3.2)
Earnings before income taxes						$86.7

13 weeks ended November 2, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,434.8	$125.4	$137.3	$409.2	$—	$2,106.7
Segment operating earnings	70.3	11.2	10.1	17.5	—	109.1
Interest income						0.3
Interest expense						(1.0)
Earnings before income taxes						$108.4
The reconciliation of segment profit to earnings before income taxes for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively, is as follows (in millions):

39 weeks ended November 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,848.2	$286.3	$404.4	$1,065.5	$215.5	$5,819.9
Segment operating earnings (loss)	212.4	11.5	13.0	(27.5)	23.0	232.4
Interest income						0.4
Interest expense						(5.2)
Earnings before income taxes						$227.6

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

39 weeks ended November 2, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,730.1	$281.1	$363.8	$980.7	$—	$5,355.7
Segment operating earnings (loss)	206.5	13.0	12.7	(17.1)	—	215.1
Interest income						0.5
Interest expense						(3.4)
Earnings before income taxes						$212.2

10.	Subsequent Events
Dividend
On November 11, 2014, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.33 per share of Class A Common Stock payable on December 16, 2014 to stockholders of record at the close of business on November 25, 2014. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
On November. 11, 2014, our Board of Directors authorized $500.0 million of funds to be used to repurchase shares of our Class A Common Stock. This new authorization replaces the $500.0 million stock repurchase plan announced in November 2013, which had approximately $176.4 million remaining at the time of the new authorization.
As of December 3, 2014, we have purchased an additional 0.8 million shares of our Class A Common Stock for an average price per share of $41.15 since November 1, 2014.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. We sell consumer electronics, mobile products and wireless services primarily through our Simply Mac, Spring Mobile and Cricket Wireless stores. As of November 1, 2014, we operated 6,664 stores in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce Web sites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; a digital PC game distribution platform available at www.gamestop.com/pcgames; iOS and Android mobile applications; and an online consumer electronics marketplace available at www.buymytronics.com. We also own and operate a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac; Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores in the United States; and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) as part of our expanding relationship with AT&T. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Simply Mac, Spring Mobile and Cricket Wireless businesses.
Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ending January 31, 2015 (“fiscal 2014”) and the fiscal year ended February 1, 2014 (“fiscal 2013”) each consists of 52 weeks.
Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, Internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. The previous generation of consoles (the Sony PlayStation 3, the Microsoft Xbox 360 and the Nintendo Wii) were introduced between 2005 and 2007. The Nintendo 3DS was introduced in March 2011, the Sony PlayStation Vita was introduced in February 2012 and the Nintendo 2DS was introduced in October 2013. Typically, following the introduction of new video game platforms, sales of new video game hardware increase as a percentage of total sales in the first full year following introduction. As video game platforms mature, the sales mix attributable to complementary video game software and accessories, which generate higher gross margins, generally increases in the subsequent years. The net effect is generally a decline in gross margin percent in the first full year following new platform releases and an increase in gross margin percent in the years subsequent to the first full year following the launch period. Sales of the current generation Sony PlayStation 4 and the Microsoft Xbox One have negatively impacted our gross margin percentage in fiscal 2014. Unit sales of maturing video game platforms, like the Sony PlayStation 3 and the Microsoft Xbox 360, are typically also driven by manufacturer-funded retail price reductions, further driving sales of related software and accessories. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased.
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

We continue to diversify our business by seeking out opportunities to extend our core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. Over the last year, we have acquired two authorized Apple resellers selling Apple products and services currently operating in 46 stores. Additionally, we acquired Spring Mobile, an authorized AT&T reseller currently operating 311 stores selling wireless services and products. We also operate 51 stores under the Cricket Wireless brand (formerly operated under the Aio Wireless name prior to AT&T's acquisition of Leap Wireless). Cricket Wireless is an AT&T brand selling pre-paid wireless services and products. Collectively these businesses comprise our Technology Brands segment. We expect to expand the number of Technology Brands stores which we operate in future years. We currently sell tablets and accessories in most of our video game stores. We also sell and accept trades of pre-owned mobile devices in our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain customers.
Recent Developments
Acquisition activity. During the 39 weeks ended November 1, 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile and Simply Mac completed acquisitions of certain AT&T resellers and authorized Apple retailers for total consideration of $72.9 million ($70.4 million net of cash acquired). As a result of our acquisition activity in the Technology Brands segment over the past three fiscal quarters, we are currently experiencing higher gross margins in that segment in comparison to the margins in our Video Game Brands segments, which has had the impact of offsetting potential margin erosion associated with the recent launch of the current generation video game consoles. We continue to seek avenues for growth in our Technology Brands business, and we expect to pursue similar acquisitions moving forward.
Divestiture activity. In October 2014, we entered into a sale and purchase agreement to transfer certain retail locations and most of the inventory owned by our Spain subsidiary, GameStop Iberia, to a local video game specialty retailer. We made the decision to exit these operations, which were part of our Europe segment, due to continued operating losses and limited market share. These operations were considered immaterial for discontinued operations accounting treatment. As a result of the divestiture, we recorded a net pre-tax loss in continuing operations of $13.9 million during the 13 weeks ended November 1, 2014, primarily related to inventory write-downs, involuntary termination benefits and lease obligations, of which $7.0 million was recorded in cost of sales and $6.9 million was recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. As of November 1, 2014, we had transferred or otherwise ceased daily operations in all of our stores in Spain. We may incur additional charges related to the final shutdown of these operations, which we expect to be complete by the end of the fiscal year.
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The net proceeds from the offering were used to pay down the remaining outstanding balance of our revolving credit facility and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks. See “Liquidity and Capital Resources” below regarding our outstanding indebtedness and Note 6, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements for a more complete description of the Senior Notes offering.
Additionally, as part of our efforts to drive long-term shareholder value, we have accomplished the following return of capital activities in fiscal 2014:
Quarterly cash dividend. On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock, which represents an increase of 20%. On March 25, June 17 and September 16, 2014, we made quarterly dividend payments of $0.33 per share of Class A Common Stock to stockholders of record on March 17, June 4 and September 3, 2014, respectively. Additionally, on November 11, 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share payable on December 16, 2014, to shareholders of record as of the close of business on November 25, 2014.
Share repurchase activity. During the first three quarters of fiscal 2014, we repurchased 6.8 million shares of our Class A Common Stock at an average price per share of $39.90 for a total of $271.7 million. Additionally, on November 11, 2014, our Board of Directors authorized $500.0 million of funds to be used to repurchase shares of our Class A Common Stock. This new authorization replaces the $500.0 million stock repurchase plan announced in November 2013, which had approximately $176.4 million remaining at the time of the new authorization. Between November 2 and December 3, 2014, we repurchased an additional 0.8 million shares of our Class A Common Stock for an average price per share of $41.15.

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
Consolidated Results of Operations
The following table sets forth certain statement of operations items as a percentage of net sales for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$2,092.2	100.0%	$2,106.7	100.0%	$5,819.9	100.0%	$5,355.7	100.0%
Cost of sales	1,470.0	70.3	1,508.3	71.6	4,020.4	69.1	3,697.6	69.0
Gross profit	622.2	29.7	598.4	28.4	1,799.5	30.9	1,658.1	31.0
Selling, general and administrative expenses	494.3	23.6	448.5	21.3	1,450.7	24.9	1,319.3	24.6
Depreciation and amortization	38.1	1.8	40.8	1.9	116.4	2.0	123.7	2.3
Operating earnings	89.8	4.3	109.1	5.2	232.4	4.0	215.1	4.1
Interest expense, net	3.1	0.2	0.7	—	4.8	0.1	2.9	0.1
Earnings before income tax expense	86.7	4.1	108.4	5.2	227.6	3.9	212.2	4.0
Income tax expense	30.3	1.4	39.8	1.9	78.6	1.3	78.5	1.5
Net income	$56.4	2.7%	$68.6	3.3%	$149.0	2.6%	$133.7	2.5%

We include purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. We include processing fees associated with purchases made by credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those of retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of net sales has not historically been material.

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
The following tables set forth net sales and gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware	$449.7	21.5%	$181.8	8.6%	$1,219.9	21.0%	$571.4	10.7%
New video game software	743.7	35.5%	1,133.1	53.8%	1,800.5	30.9%	2,266.1	42.3%
Pre-owned and value video game products	499.3	23.9%	486.6	23.1%	1,660.3	28.5%	1,587.9	29.6%
Video game accessories	132.6	6.4%	98.0	4.6%	385.2	6.7%	316.5	6.0%
Digital	54.9	2.6%	46.0	2.2%	163.3	2.8%	151.6	2.8%
Mobile and consumer electronics	126.0	6.0%	56.0	2.7%	340.3	5.8%	167.6	3.1%
Other	86.0	4.1%	105.2	5.0%	250.4	4.3%	294.6	5.5%
Total	$2,092.2	100.0%	$2,106.7	100.0%	$5,819.9	100.0%	$5,355.7	100.0%

	13 Weeks Ended				39 Weeks Ended
	November 1, 2014		November 2, 2013		November 1, 2014		November 2, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware	$48.4	10.8%	$13.7	7.5%	$124.6	10.2%	$49.4	8.6%
New video game software	172.7	23.2%	249.1	22.0%	415.6	23.1%	496.2	21.9%
Pre-owned and value video game products	237.8	47.6%	216.6	44.5%	798.3	48.1%	738.0	46.5%
Video game accessories	49.9	37.6%	38.1	38.9%	146.8	38.1%	126.4	39.9%
Digital	35.2	64.1%	31.9	69.3%	105.0	64.3%	104.3	68.8%
Mobile and consumer electronics	50.5	40.1%	9.3	16.6%	128.1	37.6%	38.2	22.8%
Other	27.7	32.2%	39.7	37.7%	81.1	32.4%	105.6	35.8%
Total	$622.2	29.7%	$598.4	28.4%	$1,799.5	30.9%	$1,658.1	31.0%
13 weeks ended November 1, 2014 compared with the 13 weeks ended November 2, 2013
Net Sales
Net sales decreased by $14.5 million, or 0.7%, from $2,106.7 million in the 13 weeks ended November 2, 2013 to $2,092.2 million in the 13 weeks ended November 1, 2014. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 2.3% for the 13 weeks ended November 1, 2014 when compared to the 13 weeks ended November 2, 2013, as well as the impact of unfavorable exchange rate fluctuations, which decreased net sales by $32.0 million.
New video game hardware sales increased $267.9 million, or 147.4%, from $181.8 million in the 13 weeks ended November 2, 2013 to $449.7 million in the 13 weeks ended November 1, 2014. The increase in new video game hardware sales is primarily attributable to an increase in hardware unit sell-through as a result of the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. This increase was partially offset by declines in sales of previous generation hardware. New video game software sales decreased by $389.4 million, or 34.4%, from $1,133.1 million in the 13 weeks ended November 2, 2013 to $743.7 million in the 13 weeks ended November 1, 2014, due to a stronger lineup of new releases in the prior year, including Grand Theft Auto V, which drove a 47.2% increase in new software sales in the prior year quarter. Pre-owned and value video game product sales increased $12.7 million, or 2.6%, from $486.6 million in the 13 weeks ended November 2, 2013 to $499.3 million in the 13 weeks ended November 1, 2014. This increase was primarily attributable to trade growth and an increase in pre-owned hardware sales resulting from the release of Microsoft Xbox One and the Sony PlayStation 4 in November 2013. Sales of video game accessories increased $34.6 million, or 35.3%, from the 13 weeks ended November 2, 2013 to the 13 weeks ended November 1, 2014 due to sales of accessories for use with the recently launched consoles. Digital revenues increased $8.9 million, or 19.3%, when comparing the 13 weeks ended November 2, 2013 to the 13 weeks ended November 1, 2014, primarily due to increased sales of console digital products including downloadable content ("DLC") and Point of Sale Activation ("POSA") cards. Mobile and consumer electronics sales increased $70.0 million, or 125.0%, from the 13 weeks ended November 2, 2013 to the 13 weeks ended November 1, 2014, due to the Simply Mac and Spring Mobile acquisitions in the fourth quarter of 2013. Sales of other product categories decreased by $19.2 million, or 18.3%, from the 13 weeks ended November 2, 2013 to the 13 weeks ended November 1, 2014, primarily due to lower sales of strategy guides and fewer new titles of PC entertainment software released during the current year period.
As a percentage of net sales, there was a shift in new video game hardware and new video game software sales mix in the 13 weeks ended November 1, 2014 from the 13 weeks ended November 2, 2013 due to the release of the next-generation consoles in November 2013 and the weaker lineup of new title releases in the third quarter of fiscal 2014 when compared with the prior year quarter.
Cost of Sales
Cost of sales decreased by $38.3 million, or 2.5%, from $1,508.3 million in the 13 weeks ended November 2, 2013 to $1,470.0 million in the 13 weeks ended November 1, 2014, primarily as a result of the decrease in sales and the changes in gross profit discussed below.
Gross Profit
Gross profit increased by $23.8 million, or 4.0%, from $598.4 million in the 13 weeks ended November 2, 2013 to $622.2 million in the 13 weeks ended November 1, 2014, and gross profit as a percentage of net sales increased from 28.4% in the 13 weeks ended November 2, 2013 to 29.7% in the 13 weeks ended November 1, 2014. The gross profit percentage increase was primarily driven by the sales and gross profit percentage growth in the mobile and consumer electronics category related to our Technology Brands segment. Additionally, gross profit as a percentage of sales on pre-owned and value video game products increased from 44.5% in the 13 weeks ended November 2, 2013 to 47.6% in the 13 weeks ended November 1, 2014, primarily due to a higher level of promotional activity associated with the next-generation consoles during the 13 weeks ended November 2, 2013. These increases were offset in part by decreases in our digital gross profit percentage due to the mix of underlying products and our gross profit percentage on video game accessories, primarily due to the mix of current generation accessories sales, which carry lower gross margins relative to the total video game accessories category.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $45.8 million, from $448.5 million in the 13 weeks ended November 2, 2013 to $494.3 million in the 13 weeks ended November 1, 2014. This increase was primarily due to $33.9 million of additional costs associated with our Technology Brands segment as well as $6.9 million related to severance and lease liabilities associated with the divestiture of our business in Spain. Selling, general and administrative expenses as a percentage of net sales increased from 21.3% in the 13 weeks ended November 2, 2013 to 23.6% in the 13 weeks ended November 1, 2014 due mainly to our Spain divestiture as well as the growth of the Technology Brands segment, which generally has higher selling, general and administrative expenses as a percentage of net sales. Included in selling, general and administrative expenses is $1.5 million and $5.2 million of stock-based compensation expense for the 13 weeks ended November 1, 2014 and 13 weeks ended November 2, 2013, respectively. The decrease in stock-based compensation expense in the third quarter of fiscal 2014 in comparison to the third quarter of fiscal 2013 is primarily related to the reversal of expense related to certain performance-based restricted stock awards for which we no longer expect the performance target to be met.

Depreciation and Amortization
Depreciation and amortization expense decreased $2.7 million, or 6.6%, from $40.8 million in the 13 weeks ended November 2, 2013 to $38.1 million in the 13 weeks ended November 1, 2014. This decrease was primarily due to a decrease in new store openings and lower overall store count in our Video Game Brands segments.
Interest Income and Expense
Interest income, primarily from the investment of excess cash balances, decreased from $0.3 million for the 13 weeks ended November 2, 2013 to $0.1 million for the 13 weeks ended November 1, 2014. Interest expense increased from $1.0 million in the 13 weeks ended November 2, 2013 to $3.2 million in the 13 weeks ended November 1, 2014 due to the $350.0 million issuance of Senior Notes in September 2014, which is discussed more fully in Note 6, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements.
Income Tax
Income tax expense for the 13 weeks ended November 2, 2013 and the 13 weeks ended November 1, 2014 was based upon an estimate of our annualized effective income tax rate plus the impact of discrete items, if any. Income tax expense was $39.8 million, or 36.7% of pre-tax earnings, compared to $30.3 million, or 34.9% of pre-tax earnings, for the 13 weeks ended November 2, 2013 and November 1, 2014, respectively. The decrease in our effective tax rate was primarily related to our profitability level and the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to a decrease in operating earnings of $19.3 million from $109.1 million in the 13 weeks ended November 2, 2013 to $89.8 million in the 13 weeks ended November 1, 2014, and a decrease in net income of $12.2 million from $68.6 million in the 13 weeks ended November 2, 2013 to $56.4 million in the 13 weeks ended November 1, 2014. The decrease in operating earnings and net income is primarily attributable to the divestiture of our Spain operations, which resulted in a $13.9 million charge in the 13 weeks ended November 1, 2014. Additionally, a weaker lineup of software titles, which carry higher margins than new video game hardware, contributed to the decrease in operating earnings and net income. These decreases were offset in part by the growth of the Technology Brands segment, which contributed $9.9 million in operating earnings in the current year period.
39 weeks ended November 1, 2014 compared with the 39 weeks ended November 2, 2013
Net Sales
Net sales increased by $464.2 million, or 8.7%, from $5,355.7 million in the 39 weeks ended November 2, 2013 to $5,819.9 million in the 39 weeks ended November 1, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 6.8% for the 39 weeks ended November 1, 2014 over the prior year period, due to strong sales performance in the current year period associated with the new video game console launches and related video game accessories. In addition, our Technology Brands segment added $215.5 million in net sales in the 39 weeks ended November 1, 2014. These increases were partially offset by the impact of unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $36.1 million for the 39 weeks ended November 1, 2014 over the prior year period.
New video game hardware sales increased $648.5 million, or 113.5%, from $571.4 million in the 39 weeks ended November 2, 2013 to $1,219.9 million in the 39 weeks ended November 1, 2014. The increase in new video game hardware sales is primarily attributable to an increase in hardware unit sell-through as a result of the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. This increase was partially offset by declines in sales of previous generation hardware. New video game software sales decreased $465.6 million, or 20.5%, from $2,266.1 million in the 39 weeks ended November 2, 2013 to $1,800.5 million in the 39 weeks ended November 1, 2014, primarily due to fewer new titles that were released during the 39 weeks ended November 1, 2014 versus the comparable prior year period and the decline in prior generation software sales as a result of the new console cycle. Pre-owned and value video game product sales increased $72.4 million, or 4.6%, from $1,587.9 million in the 39 weeks ended November 2, 2013 to $1,660.3 million in the 39 weeks ended November 1, 2014. The increase in pre-owned and value video game product sales was primarily attributable to trade growth and an increase in pre-owned hardware sales resulting from the release of Microsoft Xbox One and the Sony PlayStation 4 in November 2013. Sales of video game accessories increased $68.7 million, or 21.7% from the 39 weeks ended November 2, 2013 to the 39 weeks ended November 1, 2014 due to sales of accessories for use with the recently launched consoles. Digital revenues in the 39 weeks ended November 1, 2014 increased $11.7 million, or 7.7%, as compared to the 39 weeks ended November 2, 2013, driven primarily by growth in PC digital sales. Mobile and consumer electronics sales increased $172.7 million, or 103.0%, from the 39 weeks ended November

2, 2013 to the 39 weeks ended November 1, 2014, due to the acquisitions of stores within the Technology Brands segment. Sales of other product categories decreased $44.2 million, or 15.0%, from the 39 weeks ended November 2, 2013 to the 39 weeks ended November 1, 2014, primarily due to lower sales of strategy guides, fewer new titles of PC entertainment software released during the current year period and lower revenues associated with Game Informer physical subscriptions as a result of the shift to digital subscriptions, which are reflected in the digital product category.
As a percentage of net sales, there was a shift in new video game hardware and new video game software sales mix in the 39 weeks ended November 1, 2014 from the 39 weeks ended November 2, 2013 due to the release of the next-generation consoles in November 2013 and fewer new titles released in the current year period.
Cost of Sales
Cost of sales increased by $322.8 million, or 8.7%, from $3,697.6 million in the 39 weeks ended November 2, 2013 to $4,020.4 million in the 39 weeks ended November 1, 2014, primarily as a result of the increase in sales and the changes in gross profit discussed below.
Gross Profit
Gross profit increased by $141.4 million, or 8.5%, from $1,658.1 million in the 39 weeks ended November 2, 2013 to $1,799.5 million in the 39 weeks ended November 1, 2014, and gross profit as a percentage of net sales declined slightly from 31.0% in the 39 weeks ended November 2, 2013 to 30.9% in the 39 weeks ended November 1, 2014. The gross profit increase was primarily driven by the sales growth in the mobile and consumer electronics category related to our Technology Brands segment. Additionally, gross profit as a percentage of net sales on pre-owned and value video game products increased from 46.5% in the 39 weeks ended November 2, 2013 to 48.1% in the 39 weeks ended November 1, 2014, primarily due to promotional activity associated with the next-generation consoles in the 39 weeks ended November 2, 2013 and the increase in gross profit percentage that occurs as prior generation hardware and software matures. The gross profit percentage decrease was driven by the growth in sales of new video game hardware associated with the new consoles, which carry lower margins relative to our other product categories, as a percentage of total net sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased by $131.4 million, from $1,319.3 million in the 39 weeks ended November 2, 2013 to $1,450.7 million in the 39 weeks ended November 1, 2014. This increase was primarily due to $81.5 million of additional costs associated with our Technology Brands segment, $6.9 million of costs related to the divestiture of our Spain operations, and higher variable costs associated with the increase in comparable store sales in our Video Game Brands segments during the 39 weeks ended November 1, 2014. Selling, general and administrative expenses as a percentage of net sales increased from 24.6% for the 39 weeks ended November 2, 2013 to 24.9% in the 39 weeks ended November 1, 2014 due mainly to the growth of the Technology Brands segment, which generally has higher selling, general and administrative expenses as a percentage of net sales. Included in selling, general and administrative expenses is $14.2 million and $16.7 million of stock-based compensation expense for the 39 weeks ended November 1, 2014 and November 2, 2013, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $7.3 million, or 5.9%, from $123.7 million in the 39 weeks ended November 2, 2013 to $116.4 million in the 39 weeks ended November 1, 2014. This decrease was primarily due to a decrease in new store openings and lower overall store count in our Video Game Brands segments.
Interest Income and Expense
Interest income, primarily from the investment of excess cash balances, decreased from $0.5 million in the 39 weeks ended November 2, 2013 to $0.4 million in the 39 weeks ended November 1, 2014. Interest expense increased from $3.4 million in the 39 weeks ended November 2, 2013 to $5.2 million in the 39 weeks ended November 1, 2014 due to higher borrowings, including the $350.0 million issuance of Senior Notes in September 2014, which is discussed more fully in Note 6, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements.
Income Tax
Income tax expense for the 39 weeks ended November 2, 2013 and the 39 weeks ended November 1, 2014 was based upon an estimate of our annualized effective income tax rate plus the impact of discrete items, if any. Income tax expense was $78.5 million, or 37.0% of pre-tax earnings, compared to $78.6 million, or 34.5% of pre-tax earnings, for the 39 weeks ended November

2, 2013 and November 1, 2014, respectively. The decrease in our effective tax rate was primarily related to our profitability level and the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to an increase in operating earnings of $17.3 million from $215.1 million in the 39 weeks ended November 2, 2013 to $232.4 million in the 39 weeks ended November 1, 2014, and an increase in net income of $15.3 million from $133.7 million in the 39 weeks ended November 2, 2013 to $149.0 million in the 39 weeks ended November 1, 2014. The increase in operating earnings and net income is primarily attributable to the launch of the new console systems, which has driven year-over-year gross profit growth in our new video game hardware, as well as continued growth in our pre-owned and value category. Additionally, our Technology Brands segment contributed operating earnings of $23.0 million in the 39 weeks ended November 1, 2014.

Segment Performance
We operate our business in the following segments: Video Game Brands, which consists of four segments in the United States, Australia, Canada and Europe, and Technology Brands. The following tables provide a summary of our net sales and operating earnings (loss) by reportable segment:
Net sales by operating segment are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Video Game Brands:
United States	$1,349.5	$1,434.8	$3,848.2	$3,730.1
Canada	113.1	125.4	286.3	281.1
Australia	145.8	137.3	404.4	363.8
Europe	398.5	409.2	1,065.5	980.7
Technology Brands	85.3	—	215.5	—
Total	$2,092.2	$2,106.7	$5,819.9	$5,355.7
Operating earnings (loss) by segment are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 1, 2014	November 2, 2013	November 1, 2014	November 2, 2013
Video Game Brands:
United States	$70.3	$70.3	$212.4	$206.5
Canada	7.9	11.2	11.5	13.0
Australia	6.4	10.1	13.0	12.7
Europe	(4.7)	17.5	(27.5)	(17.1)
Technology Brands	9.9	—	23.0	—
Total	$89.8	$109.1	$232.4	$215.1
Video Game Brands
United States
Results for the United States Video Game Brands segment include retail operations in all 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce Web site www.gamestop.com, Game Informer magazine, www.kongregate.com, a digital PC game distribution platform available at www.gamestop.com/pcgames and our online consumer electronics marketplace available at www.buymytronics.com. As of November 1, 2014, the United States Video Game Brands segment included 4,183 stores, compared to 4,272 stores on November 2, 2013.
Net sales for the 13 weeks ended November 1, 2014 decreased $85.3 million, or 5.9%, compared to the 13 weeks ended November 2, 2013 due primarily to a 4.8% decrease in comparable store sales. The decrease in comparable store sales was primarily due to a weaker lineup of new software titles compared to the comparable prior year period, partially offset by the increase in sales associated with the launch of the Microsoft Xbox One and Sony PlayStation 4 in the fourth quarter of fiscal 2013. Net sales for the 39 weeks ended November 1, 2014 increased $118.1 million, or 3.2%, compared to the 39 weeks ended November 2, 2013 due primarily to a 5.1% increase in comparable store sales. The increase in comparable store sales was primarily due to the launch of the new consoles in the fourth quarter of fiscal 2013. Segment operating earnings for the 13 weeks ended November 1, 2014 were flat compared to the 13 weeks ended November 2, 2013. Segment operating earnings for the 39 weeks ended November 1, 2014 increased by $5.9 million in comparison to the 39 weeks ended November 2, 2013, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses for this segment.
Canada
Results for the Canadian segment include retail operations in Canada and their e-commerce site. As of November 1, 2014, the Canadian segment had 331 stores, compared to 334 stores at November 2, 2013. Net sales in the Canadian segment in the 13 weeks ended November 1, 2014 decreased 9.8% compared to the 13 weeks ended November 2, 2013, primarily due to the unfavorable impact of changes in the Canadian exchange rate, which decreased sales by $13.8 million. Additionally, comparable store sales decreased 4.1% in the current year period, primarily due to fewer new software releases compared to the prior period. Net sales in the Canadian segment in the 39 weeks ended November 1, 2014 increased 1.8% compared to the 39 weeks ended November 2, 2013. The increase in net sales was primarily due to an increase in comparable store sales of 8.7% over the prior year period, partially offset by the impact of changes in the exchange rate, which lowered net sales by $29.2 million. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Segment operating earnings for Canada decreased by $3.3 million and $1.5 million in the 13 weeks ended November 1, 2014 and the 39 weeks ended November 1, 2014, respectively, when compared to the same periods in fiscal 2013, due to a change in the sales mix resulting in greater new video game hardware sales, which carry lower margins than new video game software.
Australia
Results for the Australian segment include retail operations and e-commerce sites in Australia and New Zealand. As of November 1, 2014, the Australian segment included 420 stores, compared to 416 stores at November 2, 2013. Net sales for the 13 and 39 weeks ended November 1, 2014 increased by 6.2% and 11.2%, respectively, compared to the 13 and 39 weeks ended November 2, 2013. The increase in net sales for the 13 and 39 weeks ended November 1, 2014 was primarily due to an increase in comparable store sales of 8.4% and 15.7%, respectively, for the current quarter and year-to-date periods versus the prior year, partially offset by the impact of changes in exchange rates, which had the effect of decreasing sales by $20.6 million and $46.5 million, respectively, in the 13 and 39 week periods ended November 1, 2014 when compared to the same periods in fiscal 2013. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013. Net sales were also positively impacted by an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Segment operating earnings for Australia decreased by $3.7 million and increased by $0.3 million in the 13 weeks ended November 1, 2014 and the 39 weeks ended November 1, 2014, respectively, when compared to the same periods in fiscal 2013, driven by the impact of changes in exchange rates.
Europe
Results for the European segment include retail store operations in 10 European countries and e-commerce sites in five countries. As of November 1, 2014, the European segment operated 1,322 stores compared to 1,466 stores as of November 2, 2013. Net sales in the European segment in the 13 weeks ended November 1, 2014 decreased 2.6% compared to the 13 weeks ended November 2, 2013, and net sales in the European segment in the 39 weeks ended November 1, 2014 increased 8.6% compared to the 39 weeks ended November 2, 2013. The increase in net sales for the 39 weeks ended November 1, 2014 was primarily due to an increase in comparable store sales of 9.2% over the prior year period. The increase in comparable store sales was primarily due to the launch of the Microsoft Xbox One and the Sony PlayStation 4 in the fourth quarter of fiscal 2013 as well as an increase in pre-owned sales, driven by an increase in the number of trades and higher in-store traffic associated with the new console launch. Additionally, net sales were favorably impacted by changes in European exchange rates, which had the effect of increasing sales by $39.6 million in the 39 week period ended November 1, 2014 when compared to the same period in fiscal 2013. The segment operating losses in Europe were $4.7 million and $27.5 million in the 13 weeks ended November 1, 2014 and 39 weeks ended November 1, 2014, attributable in part to a $13.9 million charge related to the divestiture of our Spain operations during the 13 weeks ended November 2, 2014.

Technology Brands
Segment results for the Technology Brands segment include our Simply Mac, Spring Mobile and Cricket Wireless stores. As of November 1, 2014, the Technology Brands segment operated 408 stores. For the 13 and 39 weeks ended November 1, 2014, Technology Brands net sales totaled $85.3 million and $215.5 million, respectively, with operating earnings of $9.9 million and $23.0 million, respectively.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, the proceeds from the September 24, 2014 issuance of $350.0 million aggregate principal amount of 5.50% Senior Notes and funds available under our $400 million asset-based revolving credit facility (the “Revolver”) together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months. As of November 1, 2014, we had total cash on hand of $374.0 million and an additional $391.6 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
We have revised the presentation of outstanding checks in our prior period financial statements. Previously, we reduced cash and liabilities when the checks were presented for payment and cleared our bank accounts. We now reduce cash and liabilities when the checks are released for payment. The impact of this revision to our consolidated statement of cash flows for the 39 weeks ended November 2, 2013 is as follows:

	As Previously Reported	Revision	As Revised
	(In millions)
Changes in operating assets and liabilities:
Accounts payable and accrued liabilities	$889.3	$84.2	$973.5
Net cash flows provided by operating activities	406.0	84.2	490.2
Cash and cash equivalents at beginning of period	635.8	(261.4)	374.4
Cash and cash equivalents at end of period	649.1	(177.2)	471.9
Cash Flows
During the 39 weeks ended November 1, 2014, cash provided by operations was $36.6 million, compared to cash provided by operations of $490.2 million during the 39 weeks ended November 2, 2013. The decrease in cash flow provided by operations of $453.6 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $504.6 million from a source of $243.0 million in the 39 weeks ended November 2, 2013 to a use of $261.6 million in the 39 weeks ended November 1, 2014. The decrease in cash flow provided by operations for working capital was due primarily to the change in cash related to accounts payable and accrued liabilities. The change in accounts payable was greater in the 39 weeks ended November 2, 2013 due to timing of payments and inventory purchases for the launch of the new consoles in November 2013, and the change in accrued liabilities was greater in the prior year period due to an increase in reservations related to the release of the new consoles. These changes were partially offset by consolidated net income, which was $15.3 million greater in the 39 weeks ended November 1, 2014 versus the comparable prior year period.
Cash used in investing activities was $175.7 million and $137.3 million during the 39 weeks ended November 1, 2014 and the 39 weeks ended November 2, 2013, respectively. The $38.4 million increase in cash used for investing activities is primarily attributable to an increase in capital expenditures of $30.5 million to support growth as well as an increase of $7.8 million in cash used to fund our Technology Brands acquisitions during the 39 weeks ended November 1, 2014 as compared to the prior year period.
Cash used in financing activities was $22.7 million and $237.7 million during the 39 weeks ended November 1, 2014 and the 39 weeks ended November 2, 2013, respectively. The $215.0 million decrease in the cash used in financing activities is due to the $350.0 million issuance of Senior Notes in September 2014, partially offset by an increase of $53.0 million used in the repurchase of common stock and an increase of $14.2 million in cash payments for dividends. Additionally, cash provided by the issuance of shares related to stock option exercises decreased $54.6 million during the 39 weeks ended November 1, 2014 in comparison to the 39 weeks ended November 2, 2013, which is primarily a function of fewer stock option exercises during the 39 weeks ended November 1, 2014 as compared to the 39 weeks ended November 2, 2013.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver, as well as the proceeds from the September 24, 2014 issuance of our Senior Notes, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% Senior Notes due October 1, 2019. The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
The Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks. The outstanding balance of the Senior Notes at November 1, 2014 was $350.0 million. We incurred fees and expenses related to the Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and will be amortized as interest expense over the term of the notes.
The indenture governing the Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, dividends, distributions, the incurrence of additional debt and the repurchase debt that is junior to the Senior Notes. These covenants are subject to certain exceptions and qualifications.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
Revolving Credit Facility. On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 and further amended on September 15, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. Prior to the March 2014 amendments, the Revolver was scheduled to mature in January 2016. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets. The September 15, 2014 amendment amended certain covenants to permit the issuance of the Senior Notes.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 1, 2014, the applicable margin was 0.5% for prime rate loans and 1.5% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 1, 2014, we borrowed $626 million and subsequently repaid $626 million under the Revolver. Average borrowings under the Revolver for the 39 weeks ended November 1, 2014 were $94.9 million. Our average interest rate on those outstanding borrowings for the 39 weeks ended November 1, 2014 was 1.8%. As of November 1, 2014, total availability under the Revolver was $391.6 million, with no outstanding borrowings and standby letters of credit outstanding of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 1, 2014, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $3.8 million.
Uses of Capital
Our future capital requirements will depend on the number of new stores we open and the timing of those openings within a given fiscal year, as well as the continued investments we will make in our Technology Brands businesses, in e-commerce, digital and other strategic initiatives. We opened 37 Video Game Brands stores and opened or acquired 190 Technology Brands stores in the 39 weeks ended November 1, 2014, and we expect to open or acquire approximately 300 to 350 stores in total for fiscal 2014, including investments in our Technology Brands business. Capital expenditures for fiscal 2014 are projected to be approximately $150 million to $160 million, to be used primarily to fund continued digital initiatives, new store openings and store remodels and invest in distribution and information systems in support of operations.
Since January 2010, our Board of Directors has provided several authorizations for management to repurchase our common stock. During the 39 weeks ended November 1, 2014, we repurchased 6.8 million shares at an average price per share of $39.90 for a total of $271.7 million. As discussed above, on November 11, 2014, our Board of Directors authorized $500.0 million of funds to be used in our share repurchase plan to repurchase shares of our Class A Common Stock. This new authorization replaces the $500.0 million stock repurchase plan announced in November 2013, which had approximately $176.4 million remaining at the time of the new authorization. Between November 2 and December 3, 2014, we have repurchased 0.8 million shares at an average price per share of $41.15 for a total of $32.5 million and we have $476.5 million remaining under our latest authorization from November 2014.
On March 4, 2014, our Board of Directors authorized an increase in our annual cash dividend from $1.10 to $1.32 per share of Class A Common Stock. On March 25, June 17 and September 16, 2014, we made quarterly dividend payments of $0.33 per share of Class A Common Stock to stockholders of record on March 17, June 4 and September 3, 2014, respectively. Additionally, on November 11, 2014, our Board of Directors declared a quarterly cash dividend of $0.33 per common share payable on December 16, 2014, to shareholders of record as of the close of business on November 25, 2014. Future dividends will be subject to approval by our Board of Directors.

Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, proceeds from the issuance of our $350.0 million Senior Notes and funds available under our Revolver will be sufficient to fund our operations, our continued investments in our Technology Brands businesses, digital initiatives, store openings and remodeling activities and corporate capital allocation programs, including share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
Contractual Obligations
Except for the September 24, 2014 issuance of our Senior Notes as discussed more fully above and in Note 6, "Debt," of the Notes to Unaudited Condensed Consolidated Financial Statements, there have been no material changes outside the ordinary course of business to the information provided with respect to our contractual obligations from those disclosed in our 2013 Annual Report on Form 10-K.
The table below summarizes our obligations for indebtedness, at November 1, 2014, that were impacted by the issuance of our Senior Notes.

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Senior Notes	$350.0	$—	$—	$350.0	$—
Interest payments	96.8	19.8	38.5	38.5	—
Total	$446.8	$19.8	$38.5	$388.5	$—
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

•	the impact and costs of litigation and regulatory compliance;

•	the amounts, timing and prices of any share repurchases made by us under our share repurchase programs;

•	the risks involved with our international operations, including depressed local economic conditions, political risks, currency risks, tax rates and regulatory risks;

•	the efficiency of our management information systems and back-office functions;

•	data breaches involving customer or employee data and failure of our cyber security infrastructure which could expose us to litigation;

•	restrictions under our credit agreement or under the indenture governing our Senior Notes, which may impose operating and financial restrictions on us;

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
Due to the timing of our Spring Mobile and Simply Mac acquisitions in the fourth quarter of fiscal year 2013, these operations were excluded from our annual evaluation of and conclusion on the effectiveness of internal control over financial reporting as of February 1, 2014. We will include Spring Mobile and Simply Mac in our assessment of our internal control over financial reporting as of January 31, 2015 (the end of fiscal year 2014).

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended November 1, 2014 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions of dollars)
August 3 through August 30, 2014	130,900	$41.48	130,900	$324.0
August 31 through October 4, 2014	727,700	41.23	727,700	294.0
October 5 through November 1, 2014	2,719,706	39.93	2,719,706	185.4
Total	3,578,306	$40.25	3,578,306

On November 11, 2014, our Board of Directors authorized $500.0 million of funds to be used in our share repurchase plan to repurchase shares of our Class A Common Stock. This new authorization replaces the $500.0 million stock repurchase plan announced in November 2013, which had approximately $176.4 million remaining at the time of the new authorization.

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 10, 2014

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 10, 2014

EXHIBIT INDEX

Exhibit Number	Description
4.1	Indenture, dated as of September 24, 2014, by and among GameStop Corp., the several guarantors named therein and U.S. Bank National Association, as trustee. (1)
4.2	Form of 5.50% Senior Notes due 2019. (1)
10.1
Amendment to the Second Amended and Restated Credit Agreement, dated as of March 25, 2014, among the Company, as Lead Borrower, certain of the Company’s subsidiaries named therein as borrowers, certain banks and financial institutions named therein, as Lenders, and Bank of America, N.A., as Agent for the Lenders. (2)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (3)
32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (3)

101.INS	XBRL Instance Document (4)
101.SCH	XBRL Taxonomy Extension Schema (4)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (4)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (4)
101.LAB	XBRL Taxonomy Extension Label Linkbase (4)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (4)

(1)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2014.

(2)	Incorporated by reference to the Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 16, 2014.

(3)	Filed herewith.

(4)	Submitted electronically herewith.