Form 10-K
period 2015-01-31
GameStop Corp.
filed 2015-03-30
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2015
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $4.58 billion, based upon the closing market price of $41.22 per share of Class A Common Stock on the New York Stock Exchange as of August 2, 2014. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 19, 2015:107,768,713
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2015 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

Disclosure Regarding Forward-looking Statements
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “seeks,” “should,” “will” or similar expressions. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-K are based upon information available to us as of the filing date of this Form 10-K, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-K, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in Part I, Item 1A of this Form 10-K under the heading “Risk Factors,” which are incorporated herein by reference. You should carefully consider the risks and uncertainties described in this Form 10-K.

PART I

Item 1.	Business
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world’s largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise. As of January 31, 2015, GameStop's retail network and family of brands include 6,690 company-operated stores in the United States, Australia, Canada and Europe, primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”), and Micromania. We also operate electronic commerce websites under the names www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. We also operate Simply Mac©, a U.S. based, certified Apple© (“Apple”) products reseller and Spring Mobile©, an authorized AT&T® (“AT&T”) reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket WirelessTM (“Cricket Wireless,” an AT&T brand) in the United States.
We are a Delaware corporation which, through a predecessor, began operations in November 1996. Our corporate office is located in Grapevine, Texas.
Developments Since February 1, 2014
Strategic Activities
The following key strategic activities had an impact on our operations during the 52 weeks ended January 31, 2015 (“fiscal 2014”):
Issuance of 5.50% Senior Notes due 2019. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The net proceeds from the offering were used to pay down the remaining outstanding balance of our revolving credit facility and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks.
Technology Brands acquisition activity. In connection with the continued expansion of our Technology Brands business, Spring Mobile and Simply Mac completed acquisitions of additional AT&T resellers and authorized Apple retailers for total consideration of $93.3 million ($89.7 million net of cash acquired) in fiscal 2014.

Divestiture activity. In October 2014, we entered into a sale and purchase agreement to transfer certain retail locations and most of the inventory owned by our Spain subsidiary, GameStop Iberia, to a local video game specialty retailer. We made the decision to exit these operations, which were part of our Europe segment, due to continued operating losses and limited market share. As a result of the divestiture, we recorded a net pre-tax loss in continuing operations of $14.8 million during fiscal 2014, primarily related to inventory write-downs, involuntary termination benefits and lease obligations, of which $7.1 million was recorded in cost of sales and $7.7 million was recorded in selling, general and administrative expenses in our consolidated statements of operations.
Return of Capital
In an effort to continue our commitment to drive long-term shareholder value, we have accomplished the following initiatives in fiscal 2014 and thus far in the 52 weeks ending January 30, 2016 (“fiscal 2015”).
Quarterly cash dividend. In fiscal 2014, we paid dividends of $1.32 per share of Class A Common Stock, totaling approximately $148.8 million for the year. On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. Additionally, on March 3, 2015, we declared our first quarterly dividend of fiscal 2015 of $0.36 per share of Class A Common Stock, payable on March 24, 2015 to stockholders of record on March 17, 2015.
Share repurchase activity. In fiscal 2014, we repurchased 8.4 million shares of our Class A Common Stock at an average price per share of $39.50 for a total of $333.4 million. On November 11, 2014, our Board of Directors authorized $500.0 million of funds to be used to repurchase shares of our Class A Common Stock, replacing the $176.4 million remaining under our previous authorization. Between February 1 and March 19, 2015, we repurchased an additional 0.5 million shares of our Class A Common Stock for an average price per share of $38.26.
Our Reportable Segments
We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. The Video Game Brands segments include 6,206 stores, 4,138 of which are included in the United States segment. There are 331, 421, and 1,316 stores in the Canadian, Australian and European segments, respectively. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products. Our Video Game Brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, online timecards and digitally downloadable software. They may also carry mobile and consumer electronics products, which consist primarily of pre-owned mobile devices, tablets and related accessories. Our buy-sell-trade program creates a unique value proposition to our customers by providing them with an opportunity to trade in their pre-owned video game and consumer electronics products for store credits and apply those credits towards other merchandise, which in turn, increases sales. The products in our Video Games Brands segments are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of release of new products in the various geographies, language translations and the timing of roll-outs of newly developed technology enabling the sale of new digital products. Stores in all Video Games Brands segments are similar in size at an average of approximately 1,400 square feet.
Results for the Video Games Brands United States segment include retail operations in the 50 states, the District of Columbia, Guam and Puerto Rico; the electronic commerce website www.gamestop.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in stores throughout Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail store operations in 10 European countries and e-commerce sites in five countries.
Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile sells post-paid AT&T services and wireless products through its 361 AT&T branded stores, as well as related accessories and other consumer electronics products. Spring Mobile also sells pre-paid AT&T services, wireless devices and related accessories through its 63 Cricket-branded stores. Simply Mac operates 60 stores which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronics products. As an authorized Apple reseller, Simply Mac also offers certified training, warranty and repair services to its customers.
Additional information, including financial information, regarding our reportable segments can be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and in Note 17, "Segment Information," to our consolidated financial statements.

Video Game Industry
Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD") and International Development Group ("IDG"), we estimate that the combined market for new physical video game products and PC entertainment software was approximately $21.5 billion in 2014 in the countries in which we operate.

Market	Market Size (in billions)	Data Source
United States	$13.1	NPD
Canada	1.0	NPD
Australia	1.1	NPD
Europe	6.3	IDG
Total	$21.5
The electronic game industry referred to above consists of new physical video game products, such as hardware, video game and PC software and accessories, but excludes sales of pre-owned video game products, which are not currently measured by any third party research firms. Additionally, based on estimates compiled by various market research firms, we estimate that the market in North America for content in digital format (full game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was between $8 billion and $10 billion in 2014.
New Video Game Products. Video game products appeal to a wide array of consumers, from avid gamers spending many hours per week playing console gaming systems to casual game players enjoying social and mobile games on smart phones, tablets and other devices. The average game player is 31 years old, 71% of gamers are age 18 or older and 48% are female. We expect the following trends in sales of video game products:

•
Video Game Hardware. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, gameplay, internet connectivity, social features and other entertainment capabilities beyond video gaming. The most recent cycle of consoles (referred to as “next generation”) includes the Sony PlayStation 4 and Microsoft Xbox One, which both launched in most of the countries in which we operate in November 2013, and the Nintendo Wii U, which launched in November 2012. The demand for the previous generation hardware has been in decline since 2011 and we expect that demand will continue to decline as consumers continue to move to the next generation consoles.

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

•
Video Game Software.  Sales of video game software generally increase as gaming platforms mature and gain wider acceptance. Sales of video game software are dependent upon manufacturers and third-party publishers developing and releasing game titles for existing game platforms. In recent years the number of new games introduced each year has generally declined and as a result, the market for video game sales has also declined. With the introduction of the next generation consoles, we expect the number of new games introduced to increase and we expect demand for software for those devices to grow and demand for software for the previous generation of consoles to continue to decline.

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

Pre-owned and Value Video Game Products. The installed base of video game hardware platforms continues to increase each year and continues to fuel the market for pre-owned video game hardware and software. Based on reports published by NPD, we believe that, as of December 2014, the installed base of next generation and the most recent previous generation video game hardware systems in the United States, based on original sales, totaled approximately 217 million units of handheld and console video game systems and grew by 16 million units in 2014. According to IDG, the installed base of active hardware systems of the same generations as of December 2014 in Europe was approximately 172 million units and grew by 14 million units in 2014. Hardware manufacturers and third-party software publishers have produced a wide variety of software titles for each of these hardware platforms. Based on internal estimates, we believe that 2.1 billion console video game and portable game units have been sold over the last 10 years. This fact, combined with the growth of the next-generation video game hardware and software, drives ongoing demand for pre-owned video game products. We believe that we are the leader in sales of pre-owned and value video game products.

Digital Gaming. The digital game market consists of both immersive and casual games delivered over the internet to consoles, computers, tablets, smart phones and other devices. We sell a variety of digitally downloadable content in our video game stores and on our websites. The recent generations of video game consoles contain the technology to digitally download video game software content and a growing market has developed for the sale of digitally downloadable add-on content for physical games, which the electronic game industry calls “DLC” and, more recently, full game downloads. The next generation consoles increase the availability and ease of downloading game content and we expect the demand for downloadable video games to continue to grow as the installed base of the next generation of consoles grows.
Casual Games. The casual game market consists primarily of digital games and has grown rapidly over the last few years. Casual games are generally defined as simple, easy-to-use, free or very low-priced games played through the internet in web browsers, on dedicated gaming websites, and increasingly, on mobile phones or other mobile devices. Casual games cost less to develop and distribute than a traditional console video game and are often supported by in-game advertising or user-purchased premium content. We earn revenues from browser-based games and mobile games through our Kongregate business, which is a leading platform for web and mobile gaming.
Mobile and Consumer Electronics Industry
Mobile and Consumer Electronics. The mobile and consumer electronics market, as we refer to it, consists primarily of wireless services, new and pre-owned mobile devices, such as smart phones and tablets, consumer electronics such as Apple products and services, non-gaming headsets and accessories.

•
Wireless Services and Products. Our Spring Mobile businesses are exclusive resellers of AT&T’s pre-paid and post-paid services, respectively, and a variety of phones, tablets and other wireless devices manufactured for use on AT&T’s network. The market for wireless devices and services is estimated by CTIA - The Wireless Association® to be approximately $180 billion with growth projected over the next five years between 3-5% annually. We expect that the market for AT&T services and products and the wireless market in general will continue to grow as more and more wireless devices connect to the internet through wireless networks.

•
Mobile Devices. We define mobile devices as smart phones, tablets and related accessories. We sell new mobile devices in our Technology Brands stores. We buy, sell and trade pre-owned mobile devices and tablets in many of our Video Game Brands and Technology Brands stores.

•
Consumer Electronics. Our Simply Mac stores are authorized Apple resellers and also offer certified training, warranty and repair services to customers. Based on Apple public statements and filings, we expect the market for Apple products sold at retail in the U.S. to grow 5-10% annually over the next five years.

Business and Growth Strategy
Our vision is to continue to expand our business as a global family of specialty retail brands that makes the most popular technologies affordable and simple. Our mission is to continue to be the world’s largest multichannel retailer of new and pre-owned and value video game products and to strategically expand our Spring Mobile and Simply Mac businesses to diversify our revenue streams. Additionally, following on the success of extending our core competencies into our mobile business, we continue to seek other opportunities to extend these competencies to other businesses and retail categories to continue to grow our company. We have a broad-based executive management team with substantial experience in the retail sector in merchandising, marketing, supply chain management, store operations and real estate. Our strategy is to leverage our management team and core competencies to identify other retail concepts that we can acquire and rapidly expand. We believe our core competencies include the following:

•	Real estate knowledge, including extensive relationships with landlords, portfolio management, negotiating skills and risk mitigation;

•
Human resource management, including hiring, training, systems and processes, particularly in multi-unit management of small, limited staffing, specialty retail stores with expert staff in assisted-selling;

•	Knowledge of buy-sell-trade programs, including pricing algorithms, inventory balancing, refurbishment capabilities and secondhand dealer laws;

•	Customer retention programs, including using our loyalty programs to drive consumer awareness of new retail concepts and promote new products; and

•
The ability to deploy capital in ways that diversify the underlying business, manage financial risk and increase shareholder value, including finding acquisitions that have a high return on invested capital and are accretive to earnings.

Our competencies in real estate and human resource management stem from our experience in rapid growth retail environments with a history of opening 300-400 stores annually.
We have anchored our strategy and growth plans upon the following pillars, each of which are described more fully below:

•	Maximize brick and mortar stores;

•	Expand our pre-owned business;

•	Own the customer;

•	Expand our digital growth strategy; and

•	Disciplined capital allocation.
Maximize Brick and Mortar Stores
Maximizing our brick and mortar stores includes capturing and retaining the leading market share of the new console cycle, utilizing our stores to grow digital sales and applying our retail expertise to our Technology Brands businesses. Our ability to execute this pillar of our strategic growth plan is dependent in part upon the following:

•
Consistently Achieving High New Release Market Share.  We focus marketing efforts and store associates on driving the sale of new release video game products, both physical and digital. We employ a variety of rapid-response distribution methods in our efforts to be the first-to-market and consistently in-stock for new physical and digital video game products. This highly efficient distribution network is essential, as a significant portion of a new title’s sales will be generated in the first few days and weeks following its release. As the world’s largest retailer of video game products with a proven capability to distribute new releases to our customers quickly and capture market share immediately following new product launches, we believe we regularly receive larger allocations of popular new video game products. On a daily basis, we actively monitor sales trends, customer reservations and store manager feedback to ensure a high in-stock position for each store. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our websites prior to their release.

•
Enhancing our Image as a Destination Location.  Our video game stores serve as destination locations for game players, mobile electronics consumers and gift givers due to our broad selection of products, compelling loyalty program offers, game-oriented environment, trade-in programs and unique pricing proposition. We offer all major video game platforms, provide a broad assortment of new and pre-owned video game products and offer a larger and more current selection of merchandise than other retailers. In our video game stores, we provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, including training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. Our video game stores are equipped with several video game sampling areas, which provide our customers with the opportunity to view upcoming game trailers and play games before purchase.

•
Targeting a Broad Audience of Game Players.  We have created store environments targeting a broad audience, including the video game enthusiast, the casual gamer and the seasonal gift giver. Our video game stores focus on the video game enthusiast who demands the latest merchandise featuring the “hottest” technology immediately on the day of release and the value-oriented customer who wants a wide selection of value-priced pre-owned video game products. Our buy-sell-trade program offers consumers the opportunity to trade-in pre-owned video game products in exchange for store credits applicable to future purchases, which, in turn, drives more sales.

•
Expanding our Technology Brands Businesses. We have entered into a strategic partnership with AT&T and are selling AT&T products and services in our Spring Mobile managed AT&T and Cricket Wireless branded stores and in some of our Simply Mac and U.S. GameStop stores. We acquired Spring Mobile in November 2013. Spring Mobile has grown from approximately 90 stores at the end of 2012 to 361 stores at January 31, 2015, through a program with two primary focuses. The first of these is opening what we refer to as “whitespace” stores, or new stores in retail locations identified by either AT&T or Spring Mobile management and agreed to by both parties. AT&T supports the opening of new whitespace stores by its resellers in an effort to increase the size of its retail distribution channel. The second focus is on acquiring smaller AT&T resellers. Both of these represent opportunities for strong growth in the near term for Spring Mobile.

AT&T acquired Leap Wireless in 2014, including the Cricket Wireless brand, to compete in the pre-paid wireless market. The pre-paid sector of the wireless market is experiencing higher growth than the traditional post-paid market. Pre-paid customers are generally interested in paying for wireless service on a month-to-month basis without a longer-term contract. We began opening pre-paid wireless stores in a few markets in November 2013 and have expanded to over 60 Cricket Wireless stores operated by Spring Mobile as of the end of fiscal 2014 and expect to continue to expand our prepaid stores with AT&T.

Simply Mac has grown from 8 stores in the fall of 2012, when we acquired 49.9% of the company, to 60 stores as of the end of fiscal 2014. We completed the acquisition of the remaining ownership in Simply Mac in November 2013. Simply Mac’s primary focus for store expansions is in U.S. markets which generally do not have the size and demographics to make them attractive for an Apple-owned store. We intend to continue to open new Simply Mac stores in fiscal 2015 and the coming years.
In connection with the continued expansion of our Technology Brands business, Spring Mobile and Simply Mac completed acquisitions of several additional AT&T resellers and authorized Apple retailers, respectively, in fiscal 2014. We continue to seek out opportunities to extend core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle.

•
Successfully Executing our Store Opening/Closing Strategy.  We have an analysis-driven approach to store opening and closing decisions. We intend to continue to open a limited number of new Video Game Brands stores in targeted markets where we can take market share from uncontested competitors, as well as in markets in which we already operate where we have realized returns on invested capital that have exceeded our internal targets. We analyze each market relative to target population and other demographic indices, real estate availability, competitive factors and past operating history, if available. On average, our new stores opened in the past three fiscal years have had a return of original investment of less than two years. We are aggressive in the analysis of our existing store base to determine optimal levels of profitability and close stores where profitability goals are not being met or where we can attempt to transfer sales to other nearby existing stores and increase overall profits. We utilize our PowerUp Rewards loyalty program information to determine areas that are currently underserved and also utilize our database to ensure a high customer transfer rate from closing locations to existing locations. We opened 49 new Video Game Brands stores and closed 300 Video Game Brands stores in fiscal 2014, reducing our Video Game Brands store count by 3.9%, in excess of stated targets as we exited Spain and sold or closed 108 stores. We opened 109 new Video Game Brands stores and closed 254 Video Game Brands stores in the 52 weeks ended February 1, 2014 ("fiscal 2013"), reducing our Video Game Brands store count by 2.2%, in line with stated targets. We plan to open approximately 50 new Video Game Brands stores and close approximately 200-300 Video Game Brands stores worldwide in fiscal 2015.

Expand our Pre-Owned Business
We believe we are the largest retailer of pre-owned video game products in the world and carry the broadest selection of pre-owned and value video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade-in and purchase pre-owned and value video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our pre-owned video game products from trade-ins made in our stores by our customers. We also obtain value-priced, or close-out, video game products at favorable prices from publishers, other retailers or distributors and can sell those products to value-conscious consumers in our stores. Pre-owned and value video game products generate significantly higher gross margins than new video game products.
Our primary objectives in our pre-owned and value business are to continue to expand our product assortment to drive sales and gross profit growth and to gain market share in the value channel. Our strategy consists of increasing consumer awareness of the benefits of trading in and buying pre-owned video game products and value-priced video game products at our stores through increased marketing activities and the use of both broad and targeted marketing to our loyalty program members. The supply of value-priced video game products and trade-ins of video game products, and the demand for resale of these products, is affected by overall demand for video game products and the introduction of new software and hardware by our suppliers. We expect the continued adoption of next-generation consoles and software to drive close-out availability and trade-ins of older video game products, thereby expanding our supply of pre-owned and value video game products.
Own the Customer
Sustaining and growing our existing customer base is dependent upon our ability to increase GameStop brand awareness, to drive membership in our loyalty programs, to engage with customers through social media and our mobile apps, and to expand our market leadership position by offering a variety of new and pre-owned video game products and continuing to enhance our mobile and digital product and service offerings.
Substantially all of GameStop’s U.S. and European video game stores are operated under the GameStop name, with the exception of the Micromania stores in France. Our Canadian and Australian video game stores operate under the EB Games name. We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. The Micromania stores introduced a loyalty program in the 1990s. Using this program as a model, we introduced our U.S. loyalty program called PowerUp RewardsTM ("PowerUp Rewards") in 2010. We introduced other loyalty programs in our video game stores in remaining countries between 2011 and 2014. Building our brands has enabled us to leverage the increased awareness to capture advertising and marketing efficiencies. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. As of January 31, 2015, we had over 30 million members in our U.S. PowerUp Rewards program, approximately 7 million of which were paid members. In total, our loyalty programs around the world had approximately 41 million members. Our branding strategy is further supported by our websites which allow our customers to buy games online, reserve or pick up merchandise in our stores, order in-store for home delivery and to learn about the latest video game products and their availability in our stores. Together, our loyalty programs, websites, mobile applications, magazine and other properties are a part of our multi-channel retail strategy designed to enhance our relationships with our customers, make it easier for our customers to transact with us and increase brand loyalty. In fiscal 2015, we plan to continue to aggressively promote our loyalty programs and increase brand awareness over a broader demographic area in order to promote our unique buying experience in-store for new and pre-owned hardware and software, trade-ins of pre-owned video game and mobile consumer electronics products and to leverage our websites.
Expand our Digital Growth Strategy
We expect that future growth in the electronic game industry will be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming websites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as DLC, for existing console video games. To respond to this demand, we currently sell various types of products that relate to the digital category, including Xbox Live, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards and DLC. We believe we are the only significant brick-and-mortar retail seller of DLC and that we are frequently the leading seller of DLC for most major game titles.
Additionally, we operate Kongregate, which is a leading platform for web and mobile gaming that has attracted over 3.3 billion web gameplays and over 600 million mobile gameplays since its launch. Kongregate is also a publisher of mobile games and has several titles available in both the Apple and Google app stores, which have received over 36 million mobile installs. While all Kongregate games are free to play, the website features a proprietary virtual currency called "Kreds" that can be used to unlock upgrades and features, and mobile games may also include items available for purchase. We intend to continue investing in the expansion of Kongregate's mobile game publishing platform through the development of new games designed to appeal to core gamers across the Kongregate and GameStop networks.
We will continue to make strategic investments in multichannel, digital delivery systems, mobile applications and in-store and website functionality to enable our customers to access digital content and eliminate friction in the digital sales and delivery process. We also plan to continue to grow our digital sales base through our in-store offerings as well as through our online and mobile gaming platforms.
Disciplined Capital Allocation
Our objective is to return a significant portion of our free cash flow to our shareholders through share repurchases and dividends unless more strategic opportunities arise that we believe would create more meaningful shareholder returns. In an effort to continue our commitment to drive long-term shareholder value we have accomplished the following in fiscal 2014 and thus far in fiscal 2015:

•
Quarterly Cash Dividend. In fiscal 2014, we paid dividends of $1.32 per share of Class A Common Stock, totaling approximately $148.8 million for the year. Additionally, on March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. On March 3, 2015, we declared our first quarterly dividend of fiscal 2015 of $0.36 per share of Class A Common Stock, payable on March 24, 2015 to stockholders of record on March 17, 2015.

•
Share Repurchase Program. In fiscal 2014, we repurchased 8.4 million shares of our Class A Common Stock at an average price per share of $39.50 for a total of $333.4 million. On November 11, 2014, our Board of Directors authorized $500.0 million of funds to be used to repurchase shares of our Class A Common Stock, replacing the $176.4 million remaining under our previous authorization.

•
Strategic Capital Opportunities. In order to create more meaningful shareholder returns, as we evaluate investments in strategic opportunities, we target internal rates of return (“IRR”) in excess of 20% for whitespace store expansion and acquisitions. For fiscal 2014, the collective target IRR of the stores we opened and the AT&T and Apple resellers we acquired was 24%.

Merchandise
Substantially all of our revenues are derived from the sale of tangible products; however, we also sell downloadable software and subscription, time and points cards, which do not involve physical product. Our product offerings consist of new and pre-owned video game products, and related products, such as video game accessories, headsets, interactive toys and licensed merchandise and strategy guides, as well as new and pre-owned mobile devices such as tablets, phones and music players. Our in-store inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, pre-orders, industry magazines and product reviews to determine which new releases are expected to be hits. Pre-orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.
We categorize our sale of products and services as follows:
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
New Video Game Software.  We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry over 600 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.
Pre-owned and Value Video Game Products.  We believe we are the largest retailer of pre-owned video games in the world. We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We have the largest selection (approximately 3,000 SKUs) of pre-owned and value video game titles which have an average price of $23 as compared to an average price of $45 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program provides our customers with a unique value proposition which is generally unavailable at mass merchants, toy stores and consumer electronics retailers. From time to time we have purchased value-priced, or closeout, video game products from publishers, distributors or other retailers and we can resell these products for gross margins that are more similar to pre-owned video game products than margins on new software. We refer to these as "value" products. These programs provide us with an inventory of pre-owned and value video game products which we resell to our more value-oriented customers. In addition, our highly-customized inventory management system allows us to actively manage the pricing and product availability of our pre-owned and value video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.
Video Game Accessories. Video game accessories consist primarily of controllers, gaming headsets, memory cards and other add-ons for use with video game hardware and software.
Digital.  The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming websites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as DLC, for existing console video games. We sell a wide variety of digital currency and we have developed technology to sell DLC and full-game downloads in our stores and on our U.S. website. We believe we are the worldwide leading retailer of digital currency sales and the sale of DLC for Xbox Live and the PlayStation Network. We believe that we are frequently the leading seller of DLC for most major game titles.
Mobile and Consumer Electronics.  Our mobile and consumer electronics business consists of the sale of new smart phones, tablets, headphones and accessories and buying, selling and trading of select pre-owned smart phones, tablets and MP3 players in a majority of stores in our U.S. and international markets. Beginning in November 2013, this product category also includes the revenues generated in our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores from the sales of wireless products and services and Apple and other consumer electronics.
Other Products.  We purchase PC entertainment software from many of the largest PC publishers, including Electronic Arts, Take Two and Activision. We offer PC entertainment software across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. We also carry strategy guides, magazines and gaming-related toys, such as Amiibos from

Nintendo, Skylanders from Activision and licensed merchandise and collectibles primarily related to the video game, television and movie industries.
Store Operations
As of January 31, 2015, we operated 6,690 stores, primarily under the names GameStop, EB Games and Micromania. We design our stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout. Our stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.
Our Video Game Brands stores average approximately 1,400 square feet and carry a balanced mix of new and pre-owned and value video game products and mobile products. Our Technology Brands stores vary in size, with an average size of approximately 1,800 square feet. Our Spring Mobile managed AT&T and Cricket Wireless branded stores carry wireless products and accessories, and our Simply Mac stores carry Apple and other consumer electronics. Our stores are generally located in high-traffic “power strip centers,” local neighborhood strip centers, high-traffic shopping malls and pedestrian areas, primarily in major metropolitan areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.
Site Selection and Locations
Site Selection.  Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Spring Mobile managed AT&T and Cricket Wireless branded stores are selected after approval from AT&T. Simply Mac stores are selected with input from Apple. Most of our stores are located in highly visible locations within malls and strip centers. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.

Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the U.S. Video Game Brands and Technology Brands segments as of January 31, 2015:

	Number of Stores
	U.S. Video Game Brands	Technology Brands
Alabama	67	1
Alaska	7	—
Arizona	78	25
Arkansas	32	1
California	422	73
Colorado	62	23
Connecticut	51	16
Delaware	15	11
District of Columbia	3	—
Florida	260	3
Georgia	130	38
Guam	2	—
Hawaii	21	—
Idaho	16	6
Illinois	168	17
Indiana	89	29
Iowa	32	7
Kansas	33	—
Kentucky	71	8
Louisiana	70	1
Maine	11	—
Maryland	95	2
Massachusetts	87	1
Michigan	108	1
Minnesota	50	12
Mississippi	45	—
Missouri	71	2
Montana	10	10
Nebraska	20	3
Nevada	40	4
New Hampshire	27	—
New Jersey	135	21
New Mexico	26	3
New York	241	31
North Carolina	134	1
North Dakota	9	1
Ohio	177	7
Oklahoma	47	—
Oregon	38	1
Pennsylvania	205	19
Puerto Rico	37	—
Rhode Island	13	—
South Carolina	72	4
South Dakota	10	2
Tennessee	96	5

	Number of Stores
	U.S. Video Game Brands	Technology Brands
Texas	366	29
Utah	28	34
Vermont	5	—
Virginia	131	8
Washington	78	7
West Virginia	29	—
Wisconsin	60	8
Wyoming	8	9
Total Domestic Stores	4,138	484
International Locations.  The table below sets forth the number and locations of our international stores included in the Video Game Brands segments in Canada, Europe and Australia as of January 31, 2015:

Number of Stores
Canada	331
Total Stores - Canada Video Game Brands	331

Australia	381
New Zealand	40
Total Stores - Australia Video Game Brands	421

Austria	30
Denmark	37
Finland	18
France	434
Germany	209
Ireland	50
Italy	419
Norway	39
Sweden	61
Switzerland	19
Total Stores - Europe Video Game Brands	1,316
Total International Stores	2,068
Total Stores	6,690

Game Informer
We publish Game Informer, the world’s largest print and digital video game publication and website featuring reviews of new title releases, game tips and news regarding current developments in the electronic game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our stores throughout most of the world. Game Informer magazine is the fourth largest consumer publication in the U.S. and for its December 2014 issue, the magazine had approximately 7 million paid subscribers, including over 2.7 million paid digital magazine subscribers. The digital version of the magazine is the largest subscription digital magazine in the world. Game Informer is a part of the PowerUp Rewards Pro loyalty program as a key feature of each paid PowerUp Rewards membership. We also operate the website www.gameinformer.com, which is the premier destination for moment-by-moment news, features and reviews related to video gaming. In 2014, the website averaged over 2.9 million monthly unique visitors. Game Informer revenues are also generated through the sale of advertising space in Game Informer magazine and on www.gameinformer.com. Operating results from the English version of Game Informer are included in the United States segment as this represents where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.

Multichannel
We operate several electronic commerce websites in various countries, including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr, that allow our customers to buy video game products and other merchandise online and, in some cases, allow customers to reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. Additionally, we offer over 1,500 titles of digitally downloadable PC video games at www.gamestop.com. E-commerce results are included in the geographic segment where the sales originate. Additionally, with the launch of our new GameStop mobile app in 2014, smart phone users can browse our extensive product selection and experience an enhanced PowerUp Rewards dashboard. We estimate that the GameStop mobile app has been installed over 5 million times.
Additionally, in 2014, we launched the GameStop Technology Institute to partner with leading technology corporations and academic institutions to enhance consumer interaction technologies and develop business solutions that help to drive traffic to all of our retail channels.
Kongregate
We operate Kongregate, which is a leading web and mobile gaming platform. Over 25,000 developers have uploaded more than 90,000 games to www.kongregate.com that have seen over 3.3 billion gameplays since its launch. The majority of Kongregate’s revenues come from its mobile apps and in-game transactions utilizing a proprietary virtual currency called Kreds. Kongregate’s mobile publishing division has several titles available in both the Apple and Google app stores.
Advertising
Our stores are primarily located in high traffic, high visibility areas of regional shopping malls, strip centers and pedestrian shopping areas. Given the high foot traffic drawn past the stores themselves, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote our products. Inside our stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release.
On a global basis, we receive cooperative advertising and market development funds from most of our manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays us an agreed amount.
We have loyalty programs in all of the markets in which we operate. Our various loyalty programs total over 41 million members worldwide. These programs are designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our loyalty programs provide members with the opportunity to earn unique video game related rewards not available through any other retailer. Vendors also participate in these programs to increase the sales of their individual products. Our PowerUp Rewards program in the United States gives our customers the ability to sign up for a free or paid membership that offers points earned on purchases in our stores, on our U.S. website and on our Kongregate website, which can be redeemed for discounts or merchandise. The program’s paid tier also includes a subscription to Game Informer magazine, additional discounts on selected merchandise and additional credit on trade-ins in our stores.
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
Information Management and Distribution
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
We distribute video game products to our U.S. stores through a 353,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. We currently use the center in Louisville, Kentucky to support our first-to-market distribution efforts, while our Grapevine, Texas facility supports efforts to replenish stores. The state-of-the-art facilities in both U.S. locations are designed to effectively control and minimize inventory levels. Technologically-advanced conveyor systems and flow-through racks control costs and improve speed of fulfillment in both facilities. The technology used in the distribution centers allows for high-volume receiving, distributions to stores and returns to vendors.
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
Digital Distribution.  We have developed proprietary technology to work in conjunction with developers, as well as Microsoft and Sony, to enable us to sell DLC and full-game downloads in our stores and on our e-commerce sites. The DLC typically available today consists of add-on content developed by publishers for existing games.
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

In total, there are approximately 300 districts. Our international operations are managed by a senior executive. The stores in Europe are managed by a senior vice president and three vice presidents, who each manage a region or country in the European segment. We also employ a vice president in Europe who assists the regions in leveraging the purchasing and merchandising of our products. Our stores in Australia and Canada are each managed by a vice president.
We operate the Technology Brands stores with a field management and store management structure similar to that of our Video Game Brands stores. Our Spring Mobile AT&T branded stores are managed by a senior vice president of stores who manages three vice presidents. These vice presidents manage nine regional directors, each of whom manages between four and eight district managers. These district managers manage between five and 13 stores. Our Spring Mobile managed Cricket Wireless branded stores are managed by a vice president who oversees three regional managers, each of whom manages a geographic market containing between 14 and 30 stores. Simply Mac stores operate with a vice president of stores overseeing eight district managers, each of whom supervises between six and 12 store managers.
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
Vendors
We purchase substantially all of our new products worldwide from over 80 manufacturers, software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 85% of our new product purchases in fiscal 2014. Sony, Microsoft, Nintendo and Activision accounted for 24%, 17%, 11% and 10%, respectively, of our new product purchases during fiscal 2014. We have established price protections and return privileges with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.
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
In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”), among others. Throughout Europe we compete with major consumer electronics retailers such as Media Markt, Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart, Best Buy and its subsidiary Future Shop. In Australia, competitors include K-Mart, Target and JB HiFi stores.
Our Spring Mobile AT&T branded stores compete with AT&T corporate-owned stores, other AT&T authorized resellers, mass market retailers such as Wal-Mart, Best Buy and Target, among others, as well as other pre-paid and post-paid wireless carriers and their distribution channels, including Verizon, Sprint and T-Mobile. Our Simply Mac stores compete with Apple, including online and corporate owned Apple stores, mass-market retailers as noted above, and other authorized Apple resellers. Our Spring Mobile managed Cricket Wireless branded stores compete with the pre-paid and post-paid wireless service offerings of AT&T, Verizon, T-Mobile, Sprint and other prepaid brands including Boost, GoPhone and MetroPCS.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2014, we generated approximately 37% of our sales during the fourth quarter. During fiscal 2013, we generated approximately 41% of our sales during the fourth quarter.

Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “Spring Mobile,” “Simply Mac,” “Kongregate,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 18,000 full-time salaried and hourly employees and between 29,000 and 55,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
Available Information
We make available on our corporate website (www.gamestopcorp.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051.

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
Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. In recent years, poor worldwide economic conditions have led consumers to delay or reduce discretionary spending, including purchases of the products we sell. If conditions do not continue to improve, or deteriorate, these delays or reductions may continue, which could negatively impact our business, results of operations and financial condition.
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

The introduction of another new generation of consoles could negatively impact the demand for existing products or our pre-owned business.
The introduction of another new generation of consoles, the features of such consoles or changes to the existing generations of consoles, including any future restrictions or conditions that may adversely affect our pre-owned business or the ability to play prior generation video games on such consoles, and the impact on demand for existing products could have a negative impact on our sales and earnings.
We depend upon the timely delivery of new and innovative products from our vendors.
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
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of products, including mobile phones, tablets, social networking websites and other devices. In order to continue to compete effectively in the electronic game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer.
Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.
While it is currently possible to download video game content to the current generation video game systems, downloading is somewhat constrained by bandwidth capacity and video game file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The new consoles from Sony and Microsoft have improved download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our sales and earnings could decline.
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
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Sony, Microsoft, Nintendo and Activision, which accounted for 24%, 17%, 11% and 10%, respectively, of our new product purchases in fiscal 2014. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.
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
The continued growth of our Technology Brands segment is dependent in large part on our relationship with AT&T and any material adverse change to this relationship would affect our results.
We continue to grow our Technology Brands segment as a way to diversify our business in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console business. Gross margins in our Technology Brands segment are higher than in our Video Game Brands segment and as a result, a growing portion of our profits is due to the growth of our Technology Brands segment. Our Technology Brands segment is primarily conducted through Spring Mobile, an authorized AT&T reseller currently operating 361 AT&T branded stores selling post-paid wireless services and products, and 63 Cricket Wireless branded stores selling pre-paid wireless services and products. Therefore, we depend in large part on our relationship with AT&T for the continued growth of our Technology Brands segment. In particular, we depend on AT&T for constant innovation and the timely delivery of products and services to our stores. Any material adverse change in our relationship with AT&T, including the lack of innovation or failure to timely supply products or competitive service plans, or changes in the manner in which AT&T compensates its resellers, could materially affect the continued growth of our Technology Brands segment and our financial condition and results of operations.
Our growing relationship with AT&T could have an adverse impact on our business, including as a result of restrictions on our ability to offer products and services in the United States that compete with AT&T in wireless and wireline communications and a variety of technology businesses.
We are a significant reseller of AT&T products and services through our Technology Brands segment. We also sell certain AT&T products and services through our Video Game Brands stores. Our agreements with AT&T and its affiliates impose significant restrictions on our ability to offer products and services in the United States that compete with AT&T in wireless and wireline communications and a variety of technology businesses, including several that are adjacent to markets in which we participate or are considering entering, which could materially adversely impact this component of our business.
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
The electronic game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages, including non-taxability of sold merchandise. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchants competitors are expanding in the market for pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. Our Technology Brands stores compete with a wide variety of other wireless carriers and retailers and consumer electronics retailers, including AT&T, which competes with our Spring Mobile managed AT&T and Cricket Wireless branded stores. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
We depend upon our key personnel and they would be difficult to replace.
Our success depends upon our ability to attract, motivate and retain a highly trained and engaged workforce, including key management for our stores and skilled merchandising, marketing, financial and administrative personnel. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Additionally, we depend upon the continued services of our key executive officers, including our Executive Chairman, Chief Executive Officer, Chief Operating Officer and Executive Vice Presidents. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key employees in the future may have a negative impact on our business.
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
We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets can sometimes differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

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
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2014, we generated approximately 37% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 49 Video Game Brands stores and opened or acquired 284 Technology Brands stores in fiscal 2014. We expect to open or acquire approximately 400-600 new stores in fiscal 2015, including 50 Video Game Brands stores and 350-550 Technology Brands stores. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We closed approximately 300 Video Game Brands stores worldwide in fiscal 2014 and plan to close approximately 200-300 Video Game Brands stores worldwide in fiscal 2015. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our sales and profitability could be adversely affected.
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
We initiated our first cash dividend on our common stock during fiscal 2012. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility and covenants under the indenture for our Senior Notes may restrict our ability to pay dividends in certain circumstances. In addition, subject to any financial covenants in current or future financing agreements that directly or indirectly restrict our ability to pay dividends, the payment of dividends is within the discretion of our Board of Directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board of Directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.
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
The terms of our Senior Notes and senior credit facility may impose significant operating and financial restrictions on us.
The terms of our Senior Notes and senior credit facility may impose significant operating and financial restrictions on us in certain circumstances. These restrictions, among other things, limit our ability to:

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
We cannot assure you that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities and may affect our ability to grow in accordance with our strategy. A breach of the covenants or restrictions under the indenture for the Senior Notes, or under our senior credit facility, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applied. In addition, an event of default under our senior credit facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. See Note 10, "Debt," to our consolidated financial statements for a description of our Senior Notes and senior credit facility.
To service our indebtedness, we will require a significant amount of cash. We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our senior credit facility or to holders of our Senior Notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, including the Senior Notes, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect. Our senior credit facility and the indenture governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those sales and raise debt or equity to meet any debt service obligations then due. Our ability to refinance would also depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, including the Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
We are able to incur additional indebtedness. Although our senior credit facility and the indenture for our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in the indenture for our Senior Notes or our senior credit facility. The incurrence of additional indebtedness could impact our financial condition and results of operations.

Item 1B.	Unresolved Staff Comments
None.

Item 2.	Properties
All of our stores are leased. Store leases typically provide for an initial lease term of three to five years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability. We expect to open or acquire approximately 400-600 new stores in fiscal 2015, including 50 Video Game Brands stores and 350-550 Technology Brands stores. We also plan to close approximately 200-300 Video Game Brands stores worldwide in fiscal 2015.
The terms of the store leases for the 6,690 leased stores open as of January 31, 2015 expire as follows:

Lease Terms to Expire During (12 Months Ending on or About January 30)	Number of Stores
2016	1,984
2017	1,589
2018	1,199
2019	764
2020 and later	1,154
Total	6,690
As of January 31, 2015, we owned eight and leased 13 office and distribution facilities, totaling approximately 1.8 million square feet. The lease expiration dates for the leased facilities range from 2015 to 2024, with an average remaining lease life of approximately five years. Our principal facilities are as follows:

Location	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA	260,000	Leased	Distribution
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
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
Price Range of Common Stock
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape:

	Fiscal 2014
	High	Low
Fourth Quarter	$44.84	$31.69
Third Quarter	$45.45	$35.82
Second Quarter	$46.59	$35.10
First Quarter	$45.48	$33.10

	Fiscal 2013
	High	Low
Fourth Quarter	$57.74	$34.70
Third Quarter	$56.08	$47.04
Second Quarter	$51.36	$30.94
First Quarter	$37.23	$23.36
Approximate Number of Holders of Common Equity
As of March 19, 2015, there were approximately 1,514 record holders of our Class A Common Stock.
Dividends
During fiscal 2013, we paid quarterly dividends of $0.275 per share of Class A Common Stock during each of the four fiscal quarters. During fiscal 2014, we paid quarterly dividends of $0.33 per share of Class A Common Stock during each of the four fiscal quarters.
On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indenture governing our Senior Notes restrict our ability to pay dividends under certain circumstances. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.

Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of the fiscal year ended January 31, 2015 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions of dollars)
November 2, 2014 through November 29, 2014	748,859	$41.44	748,859	$478.0
November 30, 2014 through January 3, 2015	480,406	$34.21	480,406	$461.5
January 4, 2015 through January 31, 2015	400,476	$35.41	400,476	$447.3
Total	1,629,741	$37.83	1,629,741
___________________

(1)
In November 2014, the Board of Directors authorized $500.0 million to be used for share repurchases, replacing the previous November 2013 authorization. The November 2014 authorization has no expiration date.

GameStop Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 29, 2010 through January 30, 2015 (the last trading date of fiscal 2014) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 29, 2010 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/29/2010	1/28/2011	1/27/2012	2/1/2013	1/31/2014	1/30/15
GME	$100.00	$106.12	$123.01	$129.60	$189.86	$197.49
S&P 500 Index	100.00	118.85	122.58	140.91	166.00	185.78
Dow Jones Specialty Retailers Index	100.00	132.87	145.22	154.29	197.19	245.56
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, refer to “Part III —Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 consisted of 53 weeks. The fiscal years ended January 31, 2015, February 1, 2014, January 28, 2012 and January 29, 2011 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 and the “Balance Sheet Data” as of January 31, 2015 and February 1, 2014 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended January 28, 2012 and January 29, 2011 and the “Balance Sheet Data” as of February 2, 2013, January 28, 2012 and January 29, 2011 are derived from our audited consolidated financial statements which are not included elsewhere in this Form 10-K.
The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Form 10-K.

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 28, 2012	52 Weeks Ended January 29, 2011
	(In millions, except per share data and statistical data)
Statement of Operations Data:
Net sales	$9,296.0	$9,039.5	$8,886.7	$9,550.5	$9,473.7
Cost of sales	6,520.1	6,378.4	6,235.2	6,871.0	6,936.1
Gross profit	2,775.9	2,661.1	2,651.5	2,679.5	2,537.6
Selling, general and administrative expenses	2,001.0	1,892.4	1,835.9	1,842.1	1,698.8
Depreciation and amortization	154.4	166.5	176.5	186.3	174.7
Goodwill impairments(1)	—	10.2	627.0	—	—
Asset impairments and restructuring charges(2)	2.2	18.5	53.7	81.2	1.5
Operating earnings (loss)	618.3	573.5	(41.6)	569.9	662.6
Interest expense	10.0	4.7	3.3	19.8	35.2
Debt extinguishment expense	—	—	—	1.0	6.0
Earnings (loss) before income tax expense	608.3	568.8	(44.9)	549.1	621.4
Income tax expense	215.2	214.6	224.9	210.6	214.6
Net income (loss)	393.1	354.2	(269.8)	338.5	406.8
Net loss attributable to noncontrolling interests	—	—	0.1	1.4	1.2
Net income (loss) attributable to GameStop Corp.	$393.1	$354.2	$(269.7)	$339.9	$408.0
Basic net income (loss) per common share	$3.50	$3.02	$(2.13)	$2.43	$2.69
Diluted net income (loss) per common share	$3.47	$2.99	$(2.13)	$2.41	$2.65
Dividends per common share	$1.32	$1.10	$0.80	$—	$—
Weighted-average common shares outstanding —basic	112.2	117.2	126.4	139.9	151.6
Weighted-average common shares outstanding —diluted	113.2	118.4	126.4	141.0	154.0
Store Operating Data:
Number of stores by segment
United States	4,138	4,249	4,425	4,503	4,536
Canada	331	335	336	346	345
Australia	421	418	416	411	405
Europe	1,316	1,455	1,425	1,423	1,384
Technology Brands	484	218	—	—	—
Total	6,690	6,675	6,602	6,683	6,670
Comparable store sales increase (decrease)(3)	3.4%	3.8%	(8.0)%	(2.1)%	1.1%
Inventory turnover	5.7	5.3	5.0	5.1	5.1
Balance Sheet Data:
Working capital	$415.9	$223.6	$295.6	$363.4	$407.0
Total assets	4,246.3	4,091.4	3,872.2	4,608.2	4,807.5
Total debt, net(4)	355.7	4.0	—	—	249.0
Total liabilities	2,178.6	1,840.0	1,585.9	1,568.0	1,911.6
Total equity	2,067.7	2,251.4	2,286.3	3,040.2	2,895.9

___________________

(1)
Results for fiscal 2013 include a goodwill impairment charge of $10.2 million related to our decision to abandon our investment in Spawn Labs. Results for fiscal 2012 include charges related to goodwill impairments of $627.0 million resulting from our interim goodwill impairment tests performed during the third quarter of fiscal 2012. See Note 9, "Goodwill and Intangible Assets," to our consolidated financial statements for further information regarding our goodwill impairment charges.

(2)
Results for fiscal 2014 include impairment charges of $2.2 million, comprised of $1.9 million of property and equipment impairments and $0.3 million of intangible asset impairments. Results for fiscal 2013 include impairments of $18.5 million, of which $7.4 million and $2.1 million were related to certain technology assets and other intangible assets, respectively, as a result of our decision to abandon our investment in Spawn Labs and the remaining $9.0 million was related to property and equipment impairments resulting from our evaluation of store property, equipment and other assets. Results for fiscal 2012 include charges related to asset impairments of $53.7 million, of which $44.9 million relates to the impairment of the Micromania trade name and $8.8 million relates to other impairment charges from the evaluations of store property, equipment and other assets. Results for fiscal 2011 include charges related to asset impairments and restructuring charges of $81.2 million, of which $37.8 million relates to the impairment of the Micromania trade name, $22.7 million relates to the impairment of investments in non-core businesses and $20.7 million relates to other impairments, termination benefits and facility closure costs. Results for fiscal 2010 include impairment charges resulting from our evaluation of store property, equipment and other assets.

(3)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 52 weeks ended January 31, 2015 compares the 52 weeks for the period ended January 31, 2015 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as a multi-channel retailer who provides its consumers several ways to access its products.

(4)
On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. See Note 10, "Debt," to our consolidated financial statements for additional information regarding the Senior Notes.

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
Overview
We are a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of January 31, 2015, we operated 6,690 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com , our leading web and mobile gaming platform; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. We also own and operate Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014"). Fiscal 2013 consisted of the 52 weeks ended on February 1, 2014 ("fiscal 2013"). Fiscal 2012 consisted of the 53 weeks ended on February 2, 2013 ("fiscal 2012").
Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased; however, sales of the Sony PlayStation 4 and the Microsoft Xbox One have negatively impacted our gross margin percentage in fiscal 2014.
We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category.
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. In fiscal 2013, we completed our acquisitions of Simply Mac, an authorized Apple reseller currently operating in 60 stores, and Spring Mobile, an authorized AT&T reseller currently operating in 361 AT&T branded stores and 63 Cricket Wireless branded stores. We intend to continue to expand the number of our Technology Brands stores in the near future. We sell and accept trades of pre-owned mobile devices in most of our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain our customers.

Critical Accounting Policies and Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results, and actual results could differ from those estimates. Our senior management has discussed the development and selection of these critical accounting policies, as well as the significant accounting policies disclosed in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," to our consolidated financial statements, with the Audit Committee of our Board of Directors. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reporting of transactions and events, and the estimates these policies involve require our most difficult, subjective or complex judgments.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Valuation of Merchandise Inventories
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

Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value.

A 10% change in our obsolescence reserve percentage at January 31, 2015 would have affected net earnings by approximately $3.1 million in fiscal 2014.

Cash Consideration Received from Vendors
We participate in cooperative advertising programs and other vendor marketing programs in which our vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products.

The cooperative advertising programs and other vendor marketing programs generally cover a period from a few weeks up to a month and include items such as product in-store display promotions and placement, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned.

Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold.

We estimate the amount of vendor allowances to be deferred as a reduction of inventory based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred.

Although we consider our advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. Additionally, if actual results are not consistent with our estimated deferrals and sell-through rates, we may be exposed to additional adjustments that could materially impact our gross profit rates and inventory balances.

A 10% difference in our vendor allowances deferral at January 31, 2015 would have affected net earnings by approximately $0.2 million in fiscal 2014.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Customer Liabilities
Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in our stores and on some of our websites that can be redeemed for rewards that include discounts or merchandise. We estimate the net cost of the rewards that will be issued and redeemed and record this cost and the associated liability as points are earned by our loyalty program members.

Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote, which is a concept known in the retail industry as breakage. We determine our gift card breakage rate based on historical redemption patterns, which show that, after 60 months, we can determine the portion of the initial liability for which redemption is remote.

The two primary estimates utilized to record the balance sheet liability for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. We use historical redemption rates experienced under our loyalty program as a basis for estimating the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed.

Our estimate of the amount and timing of gift card redemptions is based primarily on historical transaction experience.

We continually evaluate our methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the liability through the current period expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.

A 10% change in our customer loyalty program redemption rate or weighted-average cost per point redeemed at January 31, 2015 would have affected net earnings by approximately $5.5 million and $5.5 million, respectively, in fiscal 2014.

A 10% change in our gift card breakage rate at January 31, 2015 would have affected net earnings by approximately $11.1 million in fiscal 2014.

Goodwill
Our goodwill results from our acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill and other indefinite-lived intangible assets for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed as of the beginning of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill or other intangible assets may not be recoverable.

As of January 31, 2015, our goodwill totaled $1,390.4 million. Refer to Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements included in this Form 10-K for a full description of our goodwill.

Considerable management judgment is necessary to initially value intangible assets upon acquisition and to evaluate those assets and goodwill for impairment going forward. We determine fair value using widely acceptable valuation techniques including discounted cash flows and market multiples analyses.

Assumptions used in our valuations, such as forecasted growth rates and our cost of capital, are consistent with our internal projections and operating plans.

Variations in any of the assumptions used in valuing our intangible assets and in our impairment analysis may result in different calculations of fair values that could result in a material impairment charge.

Based on the results of our annual impairment test in fiscal 2014, the fair values for our United States, Canada, Europe and Technology Brands reporting units exceeded their respective carrying values by more than 30% and the fair value of our Australia reporting unit exceeded its carrying value by more than 15%. A reduction in the terminal growth rate assumption of 0.5% or an increase in the discount rate assumption of 1.0% utilized in the test for each respective reporting unit would not have resulted in an impairment.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Indefinite-Lived Intangible Assets
Indefinite-lived intangible assets were recorded as a result of acquisitions and consist of our dealer agreement assets and our Micromania trade name. As these intangible assets are expected to contribute to cash flows indefinitely, they are not subject to amortization.

We assess our indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our test is completed as of the beginning of the fourth quarter each fiscal year.

We value our dealer agreements using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations.

We value our Micromania trade name using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.

As of January 31, 2015, our indefinite-lived intangible assets totaled $179.4 million. Refer to Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements included in this Form 10-K for a full description of our indefinite-lived intangible assets.

In valuing our dealer agreement assets, considerable management judgment is necessary to estimate the cash flows required to build a comparable operation and the available future cash flows from these operations. Specifically, we are required to make certain assumptions about the cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes, as well as the discount rate that is applied to the expected future cash flows to arrive at an estimated fair value.

In valuing our Micromania trade name, we are required to make certain assumptions regarding future cash flow projections to ensure that such projections represent reasonable market participant assumptions, to which the royalty rate is applied. Additionally, management judgment is necessary in selecting an appropriate discount rate which is reflective of the inherent risk of holding a standalone intangible asset.

Changes in the assumptions utilized in estimating the present value of the cash flows attributable to trade names and dealer agreements could materially impact the fair value estimates.

A reduction in the terminal growth rate assumption of 0.5% or an increase in the discount rate assumption of 0.5% utilized in the test would not have resulted in an impairment of the dealer agreement assets.

A reduction in the terminal growth rate assumption of 0.5% or an increase in the discount rate assumption of 0.5% utilized in the test would not have resulted in an impairment of the Micromania trade name.

We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.

Estimate Description	Judgment and/or Uncertainty	Potential Impact if Results Differ
Income Taxes
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

We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $21.4 million as of January 31, 2015.

Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $24.3 million as of January 31, 2015. See Note 13 to our consolidated financial statements for further information regarding income taxes.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate.

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

Additionally, several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.

Our judgments and estimates concerning uncertain tax positions may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change.

If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.

Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$9,296.0	100.0%	$9,039.5	100.0%	$8,886.7	100.0%
Cost of sales	6,520.1	70.1	6,378.4	70.6	6,235.2	70.2
Gross profit	2,775.9	29.9	2,661.1	29.4	2,651.5	29.8
Selling, general and administrative expenses	2,001.0	21.6	1,892.4	21.0	1,835.9	20.7
Depreciation and amortization	154.4	1.7	166.5	1.8	176.5	2.0
Goodwill impairments	—	—	10.2	0.1	627.0	7.0
Asset impairments	2.2	—	18.5	0.2	53.7	0.6
Operating earnings (loss)	618.3	6.6	573.5	6.3	(41.6)	(0.5)
Interest expense, net	10.0	0.1	4.7	—	3.3	—
Earnings (loss) before income tax expense	608.3	6.5	568.8	6.3	(44.9)	(0.5)
Income tax expense	215.2	2.3	214.6	2.4	224.9	2.5
Net income (loss)	393.1	4.2	354.2	3.9	(269.8)	(3.0)
Net loss attributable to noncontrolling interests	—	—	—	—	0.1	—
Net income (loss) attributable to GameStop Corp.	$393.1	4.2%	$354.2	3.9%	$(269.7)	(3.0)%
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
The following table sets forth net sales (in millions) and percentages of total net sales by significant product category for the periods indicated:

	52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$2,028.7	21.8%	$1,730.0	19.1%	$1,333.4	15.0%
New video game software	3,089.0	33.2	3,480.9	38.5	3,582.4	40.3
Pre-owned and value video game products	2,389.3	25.7	2,329.8	25.8	2,430.5	27.4
Video game accessories	653.6	7.1	560.6	6.2	611.8	6.9
Digital	216.3	2.3	217.7	2.4	208.4	2.3
Mobile and consumer electronics	518.8	5.6	303.7	3.4	200.3	2.3
Other(2)	400.3	4.3	416.8	4.6	519.9	5.8
Total	$9,296.0	100.0%	$9,039.5	100.0%	$8,886.7	100.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$196.6	9.7%	$176.5	10.2%	$101.7	7.6%
New video game software	716.9	23.2	805.3	23.1	786.3	21.9
Pre-owned and value video game products	1,146.3	48.0	1,093.9	47.0	1,170.1	48.1
Video game accessories	246.1	37.7	220.5	39.3	237.9	38.9
Digital	152.0	70.3	149.2	68.5	120.9	58.0
Mobile and consumer electronics	186.7	36.0	65.1	21.4	41.3	20.6
Other(2)	131.3	32.8	150.6	36.1	193.3	37.2
Total	$2,775.9	29.9%	$2,661.1	29.4%	$2,651.5	29.8%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Fiscal 2014 Compared to Fiscal 2013

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	Change
	Dollars in millions	Dollars in millions	$	%
Statement of Operations Data:
Net sales	$9,296.0	$9,039.5	$256.5	2.8%
Cost of sales	6,520.1	6,378.4	141.7	2.2
Gross profit	2,775.9	2,661.1	114.8	4.3
Selling, general and administrative expenses	2,001.0	1,892.4	108.6	5.7
Depreciation and amortization	154.4	166.5	(12.1)	(7.3)
Goodwill impairments	—	10.2	(10.2)	(100.0)
Asset impairments	2.2	18.5	(16.3)	(88.1)
Operating earnings	618.3	573.5	44.8	7.8
Interest expense, net	10.0	4.7	5.3	112.8
Earnings before income tax expense	608.3	568.8	39.5	6.9
Income tax expense	215.2	214.6	0.6	0.3
Net income	$393.1	$354.2	$38.9	11.0%

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	Change
	Dollars in millions	Dollars in millions	$	%
Net Sales:
New video game hardware(1)	$2,028.7	$1,730.0	$298.7	17.3%
New video game software	3,089.0	3,480.9	(391.9)	(11.3)
Pre-owned and value video game products	2,389.3	2,329.8	59.5	2.6
Video game accessories	653.6	560.6	93.0	16.6
Digital	216.3	217.7	(1.4)	(0.6)
Mobile and consumer electronics	518.8	303.7	215.1	70.8
Other(2)	400.3	416.8	(16.5)	(4.0)
Total	$9,296.0	$9,039.5	$256.5	2.8%

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	Change
	Dollars in millions	Dollars in millions	$	%
Gross Profit:
New video game hardware(1)	$196.6	$176.5	$20.1	11.4%
New video game software	716.9	805.3	(88.4)	(11.0)
Pre-owned and value video game products	1,146.3	1,093.9	52.4	4.8
Video game accessories	246.1	220.5	25.6	11.6
Digital	152.0	149.2	2.8	1.9
Mobile and consumer electronics	186.7	65.1	121.6	186.8
Other(2)	131.3	150.6	(19.3)	(12.8)
Total	$2,775.9	$2,661.1	$114.8	4.3%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $256.5 million, or 2.8%, in fiscal 2014 compared to fiscal 2013. The increase in net sales during fiscal 2014 was primarily attributable to an increase in comparable store sales of 3.4% compared to fiscal 2013, due to strong sales performance in the current year period associated with the new video game console launches and related video game accessories, as well as the continued growth of the Technology Brands segment. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $133.9 million for the 52 weeks of fiscal 2014 compared to the prior year period. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.
The net increase in net sales was due to the following:

•
New video game hardware sales increased $298.7 million, or 17.3%, for fiscal 2014 as compared to fiscal 2013, primarily attributable to an increase in hardware unit sell-through due to the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. This increase was partially offset by declines in sales of previous generation hardware.

•
Pre-owned and value video game product sales increased $59.5 million, or 2.6%, for fiscal 2014 as compared to fiscal 2013, primarily due to trade growth and an increase in pre-owned hardware sales resulting from the release of Microsoft Xbox One and the Sony PlayStation 4 in November 2013.

•	Video game accessories sales increased $93.0 million, or 16.6%, for fiscal 2014 as compared to fiscal 2013, due to sales of accessories for use with the recently launched consoles.

•
Mobile and consumer electronics sales increased $215.1 million, or 70.8%, for fiscal 2014 as compared to fiscal 2013, due to the acquisitions of stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $265.8 million for fiscal 2014 compared to the prior year period.

The increases described above were partially offset by the following:

•
New video game software sales decreased $391.9 million, or 11.3%, for fiscal 2014 as compared to fiscal 2013, primarily due to a decline in prior generation software sales and a weaker lineup of new titles released during fiscal 2014 as compared to fiscal 2013. We expect the decline in prior generation software sales to continue in the near term.

•
Sales of other product categories decreased $16.5 million, or 4.0%, for fiscal 2014 as compared to fiscal 2013, primarily due to a decrease in Game Informer physical subscriptions as a result of the shift to digital subscriptions, which are reflected in the digital product category, lower sales of strategy guides and fewer new titles of PC entertainment software released during the current year period. These decreases were partially offset by an increase in the sale of interactive toys during fiscal 2014 as compared to fiscal 2013.

As a percentage of net sales, there was a shift in sales mix from new video game software to new video game hardware during the majority of fiscal 2014 compared to fiscal 2013 due to the release of the next-generation consoles in November 2013 and the decline in software sales in fiscal 2014.
Cost of Sales
Cost of sales increased $141.7 million, or 2.2%, in fiscal 2014 compared to fiscal 2013, primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $114.8 million, or 4.3%, in fiscal 2014 compared to fiscal 2013, and gross profit as a percentage of net sales was 29.9% in fiscal 2014 compared to 29.4% in fiscal 2013. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $151.5 million year-over-year.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on pre-owned and value video game products increased to 48.0% in fiscal 2014 from 47.0% in fiscal 2013 due to higher promotional activity in the prior year, as well as the increase in gross profit percentage that occurs as prior generation video game platforms mature.

•
Gross profit as a percentage of sales on digital sales increased to 70.3% in fiscal 2014 from 68.5% in fiscal 2013 due to the growth of Kongregate, our platform for web and mobile gaming, as well as the conversion of certain digital revenue streams from a full retail price revenue arrangement to commission revenue, which has the effect of decreasing sales with no impact on gross profit.

•
Gross profit as a percentage of sales on mobile and consumer electronics revenues increased to 36.0% in fiscal 2014 from 21.4% in fiscal 2013 due to the acquisition and opening of new stores within the Technology Brands segment.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on new video game hardware decreased to 9.7% in fiscal 2014 from 10.2% in fiscal 2013. The gross profit percentage decrease was driven by the mix of next generation console sales, which carry lower margins compared to the prior generation.

•
Gross profit as a percentage of sales on video game accessories decreased to 37.7% in fiscal 2014 from 39.3% in fiscal 2013, due to the mix of next generation accessories sales, which carry lower gross margins relative to the total video game accessories category.

•
Gross profit as a percentage of sales on other product categories decreased to 32.8% in fiscal 2014 from 36.1% in fiscal 2013, due to a decrease in Game Informer physical subscriptions as a result of the shift to digital subscriptions, which are reflected in the digital product category.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $108.6 million, or 5.7%, in fiscal 2014 compared to fiscal 2013. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands contributed $111.5 million to the increase for fiscal 2014 compared to fiscal 2013. This increase was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $24.3 million for the 52 weeks of fiscal 2014 compared to the prior year period. Included in selling, general and administrative expenses are $21.5 million and $19.4 million in stock-based compensation expense for fiscal 2014 and fiscal 2013, respectively.

Depreciation and Amortization
Depreciation and amortization expense decreased $12.1 million, or 7.3%, in fiscal 2014 compared to fiscal 2013. This decrease was primarily due to a decrease in capital initiatives associated with our Video Game Brands segments.
Asset Impairments
During fiscal 2014, we recorded a $2.2 million impairment, comprised of $1.9 million of property and equipment impairments and $0.3 million of intangible asset impairments. During fiscal 2013, we recorded a $28.7 million impairment, comprised of a $10.2 million goodwill impairment, a $7.4 million impairment of technology assets, an impairment of $2.1 million of intangible assets as a result of our decision to abandon Spawn Labs and an impairment of $9.0 million of property and equipment. Refer to Note 2, "Asset Impairments," and Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements in this Form 10-K for further information associated with these impairments.
Interest Income and Expense
Interest income of $0.7 million for fiscal 2014, resulting from the investment of excess cash balances, decreased $0.2 million from $0.9 million in fiscal 2013. Interest expense of $10.7 million for fiscal 2014 increased $5.1 million from $5.6 million in fiscal 2013 primarily due to higher borrowings, including the $350.0 million issuance of Senior Notes in September 2014, which is discussed more fully in Note 10, "Debt," to our consolidated financial statements.
Income Tax
Income tax expense was $215.2 million, representing an effective tax rate of 35.4% in fiscal 2014, compared to $214.6 million, representing an effective tax rate of 37.7% in fiscal 2013. The difference in the effective income tax rate between fiscal 2014 and fiscal 2013 was primarily due to the recognition of tax benefits related to losses in subsidiary investments in fiscal 2014 for which no benefit had previously been recorded. These benefits were partially offset by the recording of valuation allowances against (1) certain deferred tax assets in the European segment and (2) credits in the United States segment. Without the effect of the tax loss benefits and the recording of the valuation allowances, the effective income tax rate in fiscal 2014 would have been 36.7%. Refer to Note 13, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
Operating Earnings and Net Income
The factors described above led to operating earnings of $618.3 million for fiscal 2014, or a 7.8% increase from operating earnings of $573.5 million for fiscal 2013. Additionally, net income was $393.1 million for fiscal 2014, which represented an 11.0% increase from net income of $354.2 million for fiscal 2013. The increase in operating earnings is primarily attributable to the growth of our Technology Brands segment, which contributed operating earnings growth of $33.1 million in fiscal 2014 compared to fiscal 2013. Operating earnings in the Video Game Brands segments increased due to the launch of the new consoles, which has driven year-over-year growth in our new video game hardware and video game accessories, as well as continued growth in our pre-owned and value category.

Fiscal 2013 Compared to Fiscal 2012

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	Change
	Dollars in millions	Dollars in millions	$	%
Statement of Operations Data:
Net sales	$9,039.5	$8,886.7	$152.8	1.7%
Cost of sales	6,378.4	6,235.2	143.2	2.3
Gross profit	2,661.1	2,651.5	9.6	0.4
Selling, general and administrative expenses	1,892.4	1,835.9	56.5	3.1
Depreciation and amortization	166.5	176.5	(10.0)	(5.7)
Goodwill impairments	10.2	627.0	(616.8)	(98.4)
Asset impairments	18.5	53.7	(35.2)	(65.5)
Operating earnings (loss)	573.5	(41.6)	615.1	nm*
Interest expense, net	4.7	3.3	1.4	42.4
Earnings (loss) before income tax expense	568.8	(44.9)	613.7	nm*
Income tax expense	214.6	224.9	(10.3)	(4.6)
Net income (loss)	354.2	(269.8)	624.0	nm*
Net loss attributable to noncontrolling interests	—	0.1	(0.1)	(100.0)
Net income (loss) attributable to GameStop Corp.	$354.2	$(269.7)	$623.9	nm*
___________________
* not meaningful.

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	Change
	Dollars in millions	Dollars in millions	$	%
Net Sales:
New video game hardware(1)	$1,730.0	$1,333.4	$396.6	29.7%
New video game software	3,480.9	3,582.4	(101.5)	(2.8)
Pre-owned and value video game products	2,329.8	2,430.5	(100.7)	(4.1)
Video game accessories	560.6	611.8	(51.2)	(8.4)
Digital	217.7	208.4	9.3	4.5
Mobile and consumer electronics	303.7	200.3	103.4	51.6
Other(2)	416.8	519.9	(103.1)	(19.8)
Total	$9,039.5	$8,886.7	$152.8	1.7%

	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	Change
	Dollars in millions	Dollars in millions	$	%
Gross Profit:
New video game hardware(1)	$176.5	$101.7	$74.8	73.5%
New video game software	805.3	786.3	19.0	2.4
Pre-owned and value video game products	1,093.9	1,170.1	(76.2)	(6.5)
Video game accessories	220.5	237.9	(17.4)	(7.3)
Digital	149.2	120.9	28.3	23.4
Mobile and consumer electronics	65.1	41.3	23.8	57.6
Other(2)	150.6	193.3	(42.7)	(22.1)
Total	$2,661.1	$2,651.5	$9.6	0.4%
___________________

(1)	Includes sales of hardware bundles, in which hardware and digital games are generally sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $152.8 million, or 1.7%, in fiscal 2013 compared to fiscal 2012. Sales for the 53rd week included in fiscal 2012 were $112.2 million. The increase in net sales during fiscal 2013 was attributable to an increase in comparable store sales of 3.8% compared to fiscal 2012, primarily due to strong sales performance during the second half of fiscal 2013. Additionally, sales included $62.8 million from the new Technology Brands segment. These increases were partially offset by a decline in domestic sales of $185.9 million due to a 4.1% decline in domestic store count, changes in foreign exchange rates, which had the effect of decreasing sales by $23.3 million when compared to the 53 weeks of fiscal 2012, and sales from the 53rd week in fiscal 2012. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.
The net increase in net sales was due to the following:

•
New video game hardware sales increased $396.6 million, or 29.7%, for fiscal 2013 compared to fiscal 2012, primarily attributable to an increase in hardware unit sell-through due to the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware.

•
Digital revenues increased $9.3 million, or 4.5%, for fiscal 2013 compared to fiscal 2012 with growth limited due to the conversion of certain types of digital currency cards from a full retail price revenue arrangement to a commission revenue model.

•
Mobile and consumer electronics sales increased $103.4 million, or 51.6%, for fiscal 2013 compared to fiscal 2012 due to increased growth of the mobile business within the Video Game Brand stores and due to the Technology Brands stores acquired or opened in the fourth quarter of fiscal 2013.

The increases described above were partially offset by the following:

•
New video game software sales decreased $101.5 million, or 2.8%, for fiscal 2013 compared to fiscal 2012, primarily due to fewer new titles that were released during fiscal 2013 when compared to fiscal 2012 and by the additional sales for the 53rd week in fiscal 2012.

•
Pre-owned and value video game product sales decreased $100.7 million, or 4.1%, for fiscal 2013 compared to fiscal 2012, primarily due to less store traffic during the majority of fiscal 2013 because of lower video game demand due to the late stages of the previous console cycle, and also due to sales for the 53rd week in fiscal 2012.

•
Sales of video game accessories declined $51.2 million, or 8.4% for fiscal 2013 compared to fiscal 2012 due to the decline in demand for video game products in the late stages of the last console cycle, offset slightly by sales of accessories for use with the recently launched consoles.

•
Sales of other product categories decreased $103.1 million, or 19.8%, for fiscal 2013 compared to fiscal 2012, primarily due to a decrease in sales of PC entertainment software due to strong launches of PC titles during fiscal 2012.

As a percentage of net sales, new video game hardware sales increased and sales of new video game software, pre-owned and value video game products and video game accessories decreased in fiscal 2013 compared to fiscal 2012. The change in the mix of net sales was primarily due to the launch of the new hardware consoles in the fourth quarter of fiscal 2013.

Cost of Sales
Cost of sales increased $143.2 million, or 2.3%, in fiscal 2013 compared to fiscal 2012, primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below, partially offset by the cost of sales associated with the 53rd week in fiscal 2012.
Gross Profit
Gross profit increased $9.6 million, or 0.4%, in fiscal 2013 compared to fiscal 2012, and gross profit as a percentage of net sales was 29.4% for fiscal 2013 and 29.8% for fiscal 2012. The gross profit percentage decreased primarily due to an increase in sales of new video game hardware as a percentage of total net sales and the decrease in gross profit as a percentage of sales on pre-owned and value video game products. This decrease was partially offset by a $33.6 million benefit related to a change in management estimates on the redemption rate in our PowerUp Rewards and other customer liability programs. In addition, we recorded an increase in gross profit due to a reclassification from selling, general and administrative expenses of cash consideration received from our vendors to align those funds with the specific products we sell, net of the cost of free or discounted products for our loyalty programs, in the amount of $42.5 million.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on new video game hardware of 10.2% for fiscal 2013 increased from 7.6% for fiscal 2012 due to the reclassification of cash consideration received from vendors and increased sales of extended warranties.

•	Gross profit as a percentage of sales on new video game software of 23.1% for fiscal 2013 increased from 21.9% for fiscal 2012 due to the reclassification of cash consideration received from vendors.

•
Gross profit as a percentage of sales on digital sales of 68.5% for fiscal 2013 increased from 58.0% for fiscal 2012 due to conversion of full retail price revenue digital currency cards into commission only currency cards.

•
Gross profit as a percentage of sales on mobile and consumer electronics revenues of 21.4% for fiscal 2013 increased from 20.6% for fiscal 2012 due to maturation of the mobile business within the video game stores and due to the newly acquired Technology Brands stores.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on pre-owned and value video game products of 47.0% for fiscal 2013 decreased from 48.1% for fiscal 2012 due to aggressive trade offers made in the current year in order to provide consumers with trade currency to help make new consoles more affordable.

•	Gross profit as a percentage of sales on the other product sales category of 36.1% for fiscal 2013 declined from 37.2% for fiscal 2012.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $56.5 million, or 3.1%, in fiscal 2013 compared to fiscal 2012. This increase was primarily due to higher variable costs associated with the increase in comparable store sales during the second half of 2013 and the net increase in expenses associated with the change in classification of cash consideration received from vendors and the reclassification of the cost of free or discounted products for our loyalty programs discussed above. These increases were partially offset by expenses for the 53rd week in fiscal 2012 coupled with changes in foreign exchange rates, which had the effect of decreasing fiscal 2013 selling, general and administrative expenses by $2.1 million when compared to fiscal 2012. Additionally, cost control activities during the year associated with the decline in sales at the end of the previous console cycle helped to reduce our selling, general and administrative expenses along with lower store counts. Selling, general and administrative expenses as a percentage of sales of 21.0% for fiscal 2013 increased from 20.7% for fiscal 2012, primarily due to the classification of cash consideration received from vendors and loyalty costs as discussed above. Included in selling, general and administrative expenses are $19.4 million and $19.6 million in stock-based compensation expense for fiscal 2013 and fiscal 2012, respectively.
Depreciation and Amortization
Depreciation and amortization expense of $166.5 million for fiscal 2013 decreased $10.0 million from $176.5 million for fiscal 2012. This decrease was primarily due to a decrease in capital expenditures in recent years when compared to prior years, which included significant investments in our loyalty and digital initiatives, as well as a decrease in new store openings and investments in management information systems.
Asset Impairments
During fiscal 2013, we recorded a $28.7 million impairment charge, comprised of a $10.2 million goodwill impairment, a $7.4 million impairment of technology assets and an impairment of $2.1 million of intangible assets as a result of our decision to abandon Spawn Labs. Additionally, we recognized $9.0 million of property and equipment impairments during fiscal 2013. During fiscal 2012, we recorded a $680.7 million impairment charge, comprised of $627.0 million of goodwill impairments, $44.9 million of trade name impairment and $8.8 million of property and equipment impairments. Refer to Note 2, "Asset Impairments," and Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements in this Form 10-K for further information associated with these impairments.
Interest Income and Expense
Interest income resulting from the investment of excess cash balances was $0.9 million for both fiscal 2013 and fiscal 2012. Interest expense of $5.6 million for fiscal 2013 increased from $4.2 million for fiscal 2012, primarily due to increased average borrowings under our revolving credit facility during the year and interest expense incurred on pre-acquisition indebtedness of one of the businesses acquired, prior to paying off the debt during fiscal 2013.
Income Tax
Income tax expense was $214.6 million for fiscal 2013 compared to $224.9 million on a $44.9 million loss before income tax expense for fiscal 2012. The difference in the effective income tax rate between fiscal 2013 and fiscal 2012 was primarily due to the recognition of the goodwill impairment charge in fiscal 2012 which is not tax deductible and the recording of valuation allowances against certain deferred tax assets in the European segment in fiscal 2012. Refer to Note 13, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
Operating Earnings and Net Income
The factors described above led to operating earnings of $573.5 million for fiscal 2013, an increase of $615.1 million from an operating loss of $41.6 million during fiscal 2012, and a consolidated net income of $354.2 million for fiscal 2013, an increase in consolidated net income of $624.0 million from a net loss of $269.8 million for fiscal 2012. The increase in operating earnings is primarily attributable to goodwill and asset impairments recognized in fiscal 2012, as discussed more fully above.

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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0
Segment operating earnings	$483.2	$28.3	$38.0	$35.9	$32.9	$618.3
Segment Operating data:
Store count	4,138	331	421	1,316	484	6,690
Comparable store sales(1)	2.5%	9.3%	10.6%	2.3%	n/a	3.4%

As of and for the Fiscal Year Ended February 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,160.4	$468.8	$613.7	$1,733.8	$62.8	$9,039.5
Segment operating earnings (loss)	$465.3	$26.6	$37.5	$44.3	$(0.2)	$573.5
Segment Operating data:
Store count	4,249	335	418	1,455	218	6,675
Comparable store sales(1)	3.0%	5.7%	12.6%	3.2%	n/a	3.8%

As of and for the Fiscal Year Ended February 2, 2013	United States	Canada	Australia	Europe	Consolidated
Net sales	$6,192.4	$478.4	$607.3	$1,608.6	$8,886.7
Segment operating earnings (loss)	$501.9	$(74.4)	$(71.6)	$(397.5)	$(41.6)
Segment Operating data:
Store count	4,425	336	416	1,425	6,602
Comparable store sales	(8.7)%	(4.6)%	(2.4)%	(8.3)%	(8.0)%
___________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.

Fiscal 2014 Compared to Fiscal 2013
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce website www.gamestop.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for fiscal 2014 increased $33.1 million, or 0.5%, compared to fiscal 2013, primarily due to the increase in comparable store sales of 2.5%. This increase in comparable store sales was driven by the launch of the new consoles in November 2013. Operating earnings for fiscal 2014 increased $17.9 million, or 3.8%, compared to fiscal 2013, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for fiscal 2014 increased $7.6 million, or 1.6%, compared to fiscal 2013, primarily due to the increase in comparable store sales of 9.3%. This increase in comparable store sales was driven by the launch of the new consoles in November 2013, as well as an increase in pre-owned sales. The increase in net sales was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $35.7 million in fiscal 2014 compared to the prior year period. Operating earnings for fiscal 2014 increased $1.7 million, or 6.4%, compared to fiscal 2013, driven primarily by the current year increase in net sales.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for fiscal 2014 increased $31.0 million, or 5.1%, compared to fiscal 2013, primarily due to the increase in comparable store sales of 10.6%. This increase in comparable store sales was driven by the launch of the new consoles in November 2013, as well as an increase in pre-owned sales. The increase in net sales was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $39.3 million for the 52 weeks of fiscal 2014 compared to the prior year period. Operating earnings for fiscal 2014 were relatively flat compared to fiscal 2013, despite the impact of foreign exchange rate fluctuations, which had the effect of decreasing operating earnings by $2.6 million in the current year period.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for fiscal 2014 decreased $81.0 million, or 4.7%, compared to fiscal 2013, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $58.9 million for the 52 weeks of fiscal 2014 compared to the prior year period. Additionally, the exit of our Spain operations contributed to a $40.1 million decrease in net sales year-over-year. These decreases were offset in part by an increase in comparable store sales of 2.3%. Operating earnings for fiscal 2014 decreased $8.4 million, or 19.0%, compared to fiscal 2013, driven primarily by the pre-tax loss of $14.8 million in fiscal 2014 related to the exit of our Spain operations, as well as the impact of foreign exchange rate fluctuations, which had the effect of decreasing operating earnings by $5.2 million in the current year period.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. For fiscal 2014, Technology Brands net sales were $328.6 million, with operating earnings of $32.9 million. For fiscal 2013, Technology Brands net sales were $62.8 million, with an operating loss of $0.2 million. The increase in net sales and operating earnings from fiscal 2013 to fiscal 2014 was attributable to our continued investment and growth in our Technology Brands businesses.
Fiscal 2013 Compared to Fiscal 2012
Video Game Brands
United States
Segment results for the United States Video Game Brands segment include retail operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce website www.gamestop.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming.
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
Asset impairments of $24.0 million were recognized in fiscal 2013 primarily related to our decision to abandon our Spawn Labs business. Asset impairments of $5.7 million were recognized in fiscal 2012 primarily related to impairment of finite-lived assets. Segment operating income for fiscal 2013 was $465.3 million compared to $501.9 million in fiscal 2012, primarily related to the asset impairments described above, the impact of a decline in sales prior to the launch of the next generation consoles and the impact of lower margin console sales as a percentage of total sales, as well as the impact of the operating earnings in the 53rd week in fiscal 2012.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment in the 52 weeks ended February 1, 2014 decreased 2.0% compared to the 53 weeks ended February 2, 2013 . The decrease in net sales was primarily attributable to changes in exchange rates of $22.3 million for fiscal 2013 and additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2013, partially offset by an increase in sales at existing stores of 5.7%. The increase in net sales at existing stores was primarily due to the launch of the next generation consoles.
The segment operating profit for fiscal 2013 was $26.6 million compared to an operating loss of $74.4 million for fiscal 2012. The increase in operating earnings was primarily due to the goodwill and asset impairment charges of $100.7 million recognized during fiscal 2012 and a decrease in selling, general and administrative expenses as a result of lower sales and lower store count when compared to fiscal 2012, partially offset by exchange rate fluctuations, which had the impact of decreasing operating earnings by $1.4 million in fiscal 2013.
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
The segment operating profit for fiscal 2013 was $37.5 million compared to an operating loss of $71.6 million for fiscal 2012. The increase in operating earnings was primarily due to the goodwill and asset impairment charges of $107.3 million recognized during fiscal 2012, partially offset by the impact of exchange rate fluctuations, which had the effect of decreasing operating earnings by $4.8 million in fiscal 2013.

Europe
Segment results for Europe included retail operations in 11 European countries and e-commerce operations in six countries. For the 52 weeks ended February 1, 2014, European net sales increased 7.8% compared to the 53 weeks ended February 2, 2013. This increase in net sales was partially due to the impact of changes in exchange rates in fiscal 2013, which had the effect of increasing sales by $57.0 million when compared to fiscal 2012, as well as an increase in comparable store sales of 3.2%, partially offset by additional sales in the 53rd week of fiscal 2012 when compared to fiscal 2013. The increase in net sales at existing stores was primarily due to new video game console and title launches.
The segment operating profit was $44.3 million for fiscal 2013 compared to an operating loss of $397.5 million for fiscal 2012. The increase in operating earnings was primarily due to asset impairment charges of $4.7 million recognized during fiscal 2013 compared to charges totaling $467.0 million for goodwill and asset impairments during fiscal 2012, partially offset by the impact of a decline in sales prior to the launch of the next generation consoles in fiscal 2013 and the impact of low margin consoles as a percentage of total sales, as well as the impact of the operating earnings in the 53rd week in fiscal 2012.

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
As of January 31, 2015, $382.5 million of our total cash on hand of $610.1 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
As of January 31, 2015, we had total cash on hand of $610.1 million and an additional $391.6 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During fiscal 2014, cash provided by operations was $480.5 million, compared to cash provided by operations of $762.7 million in fiscal 2013. The decrease in cash provided by operations of $282.2 million from fiscal 2013 to fiscal 2014 was primarily due to a decrease in cash provided by working capital of $278.3 million, due primarily to the change in cash related to the timing of payments for accounts payable and accrued liabilities as well as income taxes in fiscal 2014.
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
Cash used in investing activities was $235.9 million in fiscal 2014, $207.5 million in fiscal 2013 and $152.7 million in fiscal 2012. During fiscal 2014, we used $159.6 million for capital expenditures primarily to support the growth of our Technology Brands businesses, to invest in information systems and digital initiatives, and to open 49 Video Game Brands stores in the U.S. and internationally. Additionally, we used $89.7 million of cash for acquisitions of stores within the Technology Brands segment. During fiscal 2013, we used $125.6 million for capital expenditures primarily to open 109 Video Game Brands stores in the U.S. and internationally and to invest in information systems and digital initiatives. During fiscal 2013, we also used $77.4 million of cash primarily for the acquisition of Spring Mobile and Simply Mac. During fiscal 2012, we used $139.6 million for capital expenditures primarily to invest in information systems, distribution center capacity and multichannel, digital and loyalty program initiatives and to open 146 stores in the U.S. and internationally.
Cash used in financing activities was $131.2 million in fiscal 2014, $350.6 million in fiscal 2013 and $498.5 million in fiscal 2012. The cash flows used in financing activities in fiscal 2014 were primarily for the repurchase of $331.1 million of treasury shares and the payment of dividends on our Class A Common Stock of $148.8 million, offset in part by the $350.0 million issuance of Senior Notes in September 2014. The cash flows used in financing activities in fiscal 2013 were primarily for the repurchase of $258.3 million of treasury shares and the payment of dividends on our Class A Common Stock of $130.9 million. The cash flows used in financing activities in fiscal 2012 were primarily for the repurchase of $409.4 million of treasury shares and the payment of dividends on our Class A Common Stock of $102.0 million. The cash flows used in financing activities in fiscal 2014, fiscal 2013 and fiscal 2012 were also impacted by cash provided by the issuance of shares associated with stock option exercises of $0.7 million, $58.0 million and $11.6 million, respectively.
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
The Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks. The outstanding balance of the Senior Notes at January 31, 2015 was $350.0 million. We incurred fees and expenses related to the Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and will be amortized as interest expense over the term of the notes.
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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 31, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2014, we cumulatively borrowed and subsequently repaid $626.0 million under the Revolver. Our maximum borrowings outstanding during fiscal 2014 were $255.0 million. During fiscal 2013 and fiscal 2012, we borrowed and repaid $130.0 million and $81.0 million, respectively, under the Revolver. Average borrowings under the Revolver for fiscal 2014 were $71.2 million. Our average interest rate on those outstanding borrowings for fiscal 2014 was 1.8%. As of January 31, 2015, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 31, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.9 million.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened 49 Video Game Brands stores and opened or acquired 284 Technology Brands stores in fiscal 2014, and we expect to open or acquire approximately 400-600 stores in fiscal 2015, including significant investments in our Technology Brands businesses. Capital expenditures for fiscal 2015 are projected to be approximately $150-170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
We used cash to expand our operations through acquisitions. During fiscal 2014, fiscal 2013 and fiscal 2012, we used $89.7 million, $77.4 million and $1.5 million, respectively, for acquisitions, primarily related to the growth of our Technology Brands business.
Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our Class A Common Stock. Since the beginning of fiscal 2011, each individual authorization has been for $500 million. Our general practice is to seek Board of Directors’ approval for a new authorization before the existing one is fully used to ensure that we are always able to repurchase shares. For fiscal 2012, we repurchased 19.9 million shares for an average price per share of $20.60 and a total of $409.4 million. For fiscal 2013, we repurchased 6.3 million shares for an average price per share of $41.12 and a total of $258.3 million. For fiscal 2014, we repurchased 8.4 million shares for an average price per share of $39.50 and a total of $333.4 million. Between February 1, 2015 and March 19, 2015, we have repurchased 0.5 million shares at an average price per share of $38.26 for a total of $18.9 million and have $428.4 million remaining under our latest authorization from November 2014.
In February 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $0.80 per share in dividends in fiscal 2012 and a total of $1.10 per share in fiscal 2013. In fiscal 2014, we paid dividends of $1.32 per share of Class A Common Stock, totaling approximately $148.8 million for the year. On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock. Future dividends will be subject to approval by our Board of Directors.

Contractual Obligations
The following table sets forth our contractual obligations as of January 31, 2015:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Leases	$1,085.5	$361.9	$436.8	$182.5	$104.3
Purchase Obligations(1)	607.7	607.7	—	—	—
Senior Notes	350.0	—	—	350.0	—
Interest payments on Senior Notes	96.3	19.3	38.5	38.5	—
Total(2)	$2,139.5	$988.9	$475.3	$571.0	$104.3
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
As of January 31, 2015, we had $21.4 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 13, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

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
As of January 31, 2015, we had standby letters of credit outstanding in the amount of $8.3 million and had bank guarantees outstanding in the amount of $16.6 million, $12.4 million of which are cash collateralized.

Recent Accounting Standards and Pronouncements
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
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 31, 2015, we recognized a $28.9 million gain in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of January 31, 2015 was a net asset of $18.4 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 31, 2015 would result in a gain or loss in value of the forwards, options and swaps of $13.2 million.
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
Interest Rate Risk
Our Revolver’s per annum interest rate is variable and is based on one of (i) the U.S. prime rate, (ii) the LIBO rate or (iii) the U.S. federal funds rate. Our Senior Notes' per annum interest rate is fixed. We do not use derivative financial instruments to hedge interest rate exposure. We limit our interest rate risks by investing our excess cash balances in short-term, highly-liquid instruments with a maturity of one year or less. We do not expect any material losses from our invested cash balances. Additionally, a hypothetical 10% adverse movement in interest rates would not have a material impact on our financial condition, results of operations or cash flows and we therefore believe that we do not have significant interest rate exposure.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on our evaluation under the framework in Internal Control — Integrated Framework, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 31, 2015.
The effectiveness of our internal control over financial reporting as of January 31, 2015 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K on page 54.
In 2013, COSO released an update to the 1992 Integrated Framework, which is commonly referred to as the COSO 2013 Integrated Framework. We are currently in the process of transitioning our internal controls over financial reporting to be in compliance with the COSO 2013 Integrated Framework.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp
Dallas, Texas

We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the "Company") as of January 31, 2015, based on criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 52 week period ended January 31, 2015 of the Company and our report dated March 30, 2015 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Dallas, Texas
March 30, 2015

Item 9B.	Other Information
None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Executive Chairman, Chief Executive Officer, Chief Operating Officer, Chief Financial Officer, Chief Accounting Officer, any Executive Vice President and any Vice President employed in a finance or accounting role. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our management-level employees. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
In accordance with SEC rules, we intend to disclose any amendment (other than any technical, administrative, or other non-substantive amendment) to either of the above Codes, or any waiver of any provision thereof with respect to any of the executive officers listed in the paragraph above, on our website (www.gamestop.com) within four business days following such amendment or waiver.

Item 11.	Executive Compensation*

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters*

Item 13.	Certain Relationships and Related Transactions, and Director Independence*

Item 14.	Principal Accountant Fees and Services*

*    The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2015 Annual Meeting of Stockholders to be held on or around June 23, 2015, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
The following financial statement schedule for the 52 weeks ended January 31, 2015, 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.

Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended January 31, 2015, 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 31, 2015	$76.5	$40.9	$55.8	$103.9	$69.3
52 Weeks Ended February 1, 2014	83.8	40.6	32.0	79.9	76.5
53 Weeks Ended February 2, 2013	67.7	43.1	31.6	58.6	83.8
___________________
(1) Consists primarily of amounts received from vendors for defective allowances.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer and Director
Date: March 30, 2015
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES	Chief Executive Officer and Director	March 30, 2015
J. Paul Raines	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	March 30, 2015
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Executive Vice President and Chief Financial Officer	March 30, 2015
Robert A. Lloyd	(Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting Officer	March 30, 2015
Troy W. Crawford	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	March 30, 2015
Jerome L. Davis

/s/ R. RICHARD FONTAINE	Director	March 30, 2015
R. Richard Fontaine

/s/ THOMAS N. KELLY JR.	Director	March 30, 2015
Thomas N. Kelly Jr.

/s/ SHANE S. KIM	Director	March 30, 2015
Shane S. Kim

/s/ STEVEN R. KOONIN	Director	March 30, 2015
Steven R. Koonin

/s/ STEPHANIE M. SHERN	Director	March 30, 2015
Stephanie M. Shern

/s/ GERALD R. SZCZEPANSKI	Director	March 30, 2015
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	March 30, 2015
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	March 30, 2015
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 31, 2015 and February 1, 2014, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the 52 week periods ended January 31, 2015 and February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GameStop Corp. and subsidiaries as of January 31, 2015 and February 1, 2014, and the results of their operations and their cash flows for each of the 52 week periods ended January 31, 2015 and February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 31, 2015, based on the criteria established in Internal Control - Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 30, 2015 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP
Dallas, Texas
March 30, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas
We have audited the accompanying consolidated statements of operations and comprehensive income (loss), stockholders' equity, and cash flows of GameStop Corp. for the 53 week period ended February 2, 2013. In connection with our audit of the financial statements, we have also audited the financial statement schedule listed in Item 15(a)(2) of this Form 10-K. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of GameStop Corp. for the 53 week period ended February 2, 2013, in conformity with accounting principles generally accepted in the United States of America.
Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ BDO USA, LLP
BDO USA, LLP
Dallas, TX
April 3, 2013

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS

	January 31, 2015	February 1, 2014
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$610.1	$536.2
Receivables, net	113.5	84.4
Merchandise inventories, net	1,144.8	1,198.9
Deferred income taxes — current	65.6	51.7
Prepaid expenses and other current assets	128.5	78.4
Total current assets	2,062.5	1,949.6
Property and equipment:
Land	18.3	20.4
Buildings and leasehold improvements	609.2	609.6
Fixtures and equipment	888.2	841.8
Total property and equipment	1,515.7	1,471.8
Less accumulated depreciation	1,061.5	995.6
Net property and equipment	454.2	476.2
Goodwill	1,390.4	1,414.7
Other intangible assets, net	237.8	194.3
Other noncurrent assets	101.4	56.6
Total noncurrent assets	2,183.8	2,141.8
Total assets	$4,246.3	$4,091.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$815.6	$783.9
Accrued liabilities	803.6	861.7
Income taxes payable	15.4	78.0
Notes payable	5.1	2.4
Total current liabilities	1,639.7	1,726.0
Deferred income taxes	95.9	37.4
Long-term debt	350.6	1.6
Other long-term liabilities	92.4	75.0
Total long-term liabilities	538.9	114.0
Total liabilities	2,178.6	1,840.0
Commitments and contingencies (Notes 11 and 12)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 107.7 and 115.3 shares issued, 107.7 and 115.3 shares outstanding, respectively	0.1	0.1
Additional paid-in-capital	—	172.9
Accumulated other comprehensive income (loss)	(25.4)	82.5
Retained earnings	2,093.0	1,995.9
Total stockholders' equity	2,067.7	2,251.4
Total liabilities and stockholders’ equity	$4,246.3	$4,091.4
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions, except per share data)
Net sales	$9,296.0	$9,039.5	$8,886.7
Cost of sales	6,520.1	6,378.4	6,235.2
Gross profit	2,775.9	2,661.1	2,651.5
Selling, general and administrative expenses	2,001.0	1,892.4	1,835.9
Depreciation and amortization	154.4	166.5	176.5
Goodwill impairments	—	10.2	627.0
Asset impairments	2.2	18.5	53.7
Operating earnings (loss)	618.3	573.5	(41.6)
Interest income	(0.7)	(0.9)	(0.9)
Interest expense	10.7	5.6	4.2
Earnings (loss) before income tax expense	608.3	568.8	(44.9)
Income tax expense	215.2	214.6	224.9
Net income (loss)	393.1	354.2	(269.8)
Net loss attributable to noncontrolling interests	—	—	0.1
Net income (loss) attributable to GameStop Corp.	$393.1	$354.2	$(269.7)
Basic net income (loss) per common share attributable to GameStop Corp.	$3.50	$3.02	$(2.13)
Diluted net income (loss) per common share attributable to GameStop Corp.	$3.47	$2.99	$(2.13)
Weighted average shares of common stock outstanding — basic	112.2	117.2	126.4
Weighted average shares of common stock outstanding — diluted	113.2	118.4	126.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions)
Net income (loss)	$393.1	$354.2	$(269.8)
Other comprehensive loss:
Foreign currency translation adjustments	(107.9)	(81.9)	(5.4)
Total comprehensive income (loss)	285.2	272.3	(275.2)
Comprehensive loss attributable to noncontrolling interests	—	—	0.2
Comprehensive income (loss) attributable to GameStop Corp.	$285.2	$272.3	$(275.0)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	GameStop Corp. Stockholders					Noncontrolling Interest	Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Common Stock
	(In millions)
Balance at January 29, 2012	136.8	$0.1	$726.6	$169.7	$2,145.7	$(1.9)	$3,040.2
Purchase of subsidiary shares from noncontrolling interest	—	—	(2.1)	—	—	2.1	—
Net loss for the 53 weeks ended February 2, 2013	—	—	—	—	(269.7)	(0.1)	(269.8)
Foreign currency translation	—	—	—	(5.3)	—	(0.1)	(5.4)
Dividends(1)					(102.5)		(102.5)
Stock-based compensation	—	—	19.6	—	—	—	19.6
Repurchases of common stock	(19.9)	—	(409.4)	—	—	—	(409.4)
Issuance of common stock, net of tax impact of share-based compensation of $2.0	1.3	—	13.6	—	—	—	13.6
Balance at February 2, 2013	118.2	0.1	348.3	164.4	1,773.5	—	2,286.3
Net income for the 52 weeks ended February 1, 2014	—	—	—	—	354.2	—	354.2
Foreign currency translation	—	—	—	(81.9)	—	—	(81.9)
Dividends(1)	—	—	—	—	(131.8)	—	(131.8)
Stock-based compensation	—	—	19.4	—	—	—	19.4
Repurchases of common stock	(6.3)	—	(258.3)	—	—	—	(258.3)
Issuance of common stock, net of tax impact of share-based compensation of $11.1	3.4	—	63.5	—	—	—	63.5
Balance at February 1, 2014	115.3	0.1	172.9	82.5	1,995.9	—	2,251.4
Net income for the 52 weeks ended January 31, 2015	—	—	—	—	393.1	—	393.1
Foreign currency translation	—	—	—	(107.9)	—	—	(107.9)
Dividends(1)	—	—	—	—	(151.6)	—	(151.6)
Stock-based compensation	—	—	21.5	—	—	—	21.5
Repurchases of common stock	(8.4)	—	(189.0)	—	(144.4)	—	(333.4)
Issuance of common stock, net of tax impact of share-based compensation of $5.3	0.8	—	(5.4)	—	—	—	(5.4)
Balance at January 31, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$—	$2,067.7

(1)	Dividends declared per common share were $0.80 in the 53 weeks ended February 2, 2013, $1.10 in the 52 weeks ended February 1, 2014 and $1.32 in the 52 weeks ended January 31, 2015.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions)
Cash flows from operating activities:
Net income (loss)	$393.1	$354.2	$(269.8)
Adjustments to reconcile net income (loss) to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	156.5	169.2	178.9
Impairments of goodwill and other long-lived assets	2.2	28.7	680.7
Stock-based compensation expense	21.5	19.4	19.6
Deferred income taxes	9.2	(2.7)	(58.2)
Excess tax benefits related to stock-based awards	(5.7)	(12.4)	(1.3)
Loss on disposal of property and equipment	4.7	7.1	13.0
Other	(16.1)	40.0	44.3
Changes in operating assets and liabilities:
Receivables, net	(44.3)	(1.4)	(8.1)
Merchandise inventories	(24.8)	(86.9)	(63.8)
Prepaid expenses and other current assets	(1.7)	(9.7)	27.8
Prepaid income taxes and income taxes payable	(82.3)	(19.8)	25.9
Accounts payable and accrued liabilities	59.4	302.4	25.9
Changes in other long-term liabilities	8.8	(25.4)	(4.7)
Net cash flows provided by operating activities	480.5	762.7	610.2
Cash flows from investing activities:
Purchase of property and equipment	(159.6)	(125.6)	(139.6)
Acquisitions, net of cash acquired of $3.6, $1.8 and $ —, respectively	(89.7)	(77.4)	(1.5)
Proceeds from divestiture	12.4	—	—
Other	1.0	(4.5)	(11.6)
Net cash flows used in investing activities	(235.9)	(207.5)	(152.7)
Cash flows from financing activities:
Repayment of acquisition-related debt	—	(31.8)	—
Repurchase of common shares	(331.1)	(258.3)	(409.4)
Dividends paid	(148.8)	(130.9)	(102.0)
Proceeds from senior notes	350.0	—	—
Borrowings from the revolver	626.0	130.0	81.0
Repayments of revolver borrowings	(626.0)	(130.0)	(81.0)
Payments of financing costs	(7.7)	—	—
Issuance of common stock, net of share repurchases for withholdings taxes	0.7	58.0	11.6
Excess tax benefits related to stock-based awards	5.7	12.4	1.3
Net cash flows used in financing activities	(131.2)	(350.6)	(498.5)
Exchange rate effect on cash and cash equivalents	(39.5)	(42.8)	(0.4)
Increase (decrease) in cash and cash equivalents	73.9	161.8	(41.4)
Cash and cash equivalents at beginning of period	536.2	374.4	415.8
Cash and cash equivalents at end of period	$610.1	$536.2	$374.4

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$2.7	$2.7	$2.7
Income taxes paid	$265.9	$238.0	$246.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of January 31, 2015, we operated 6,690 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. We also own and operate Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.
Our largest vendors worldwide are Sony, Microsoft, Nintendo and Activision, which accounted for 24%, 17%, 11% and 10%, respectively, of our new product purchases in fiscal 2014, 20%, 15%, 12% and 10%, respectively, in fiscal 2013 and 17%, 13%, 14% and 16%, respectively, in fiscal 2012. In addition, Take-Two Interactive accounted for 11% of our new product purchases in fiscal 2013, and Electronic Arts, Inc. accounted for 10% and 11% of our new product purchases in fiscal 2013 and 2012, respectively.
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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014"). Fiscal 2013 consisted of the 52 weeks ended on February 1, 2014 ("fiscal 2013"). Fiscal 2012 consisted of the 53 weeks ended on February 2, 2013 ("fiscal 2012").
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
Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in other noncurrent assets in our consolidated balance sheets. Our restricted cash was $12.7 million and $16.4 million as of January 31, 2015 and February 1, 2014, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors.
Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 31, 2015 and February 1, 2014 were $69.3 million and $76.5 million, respectively.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. Our total depreciation expense was $144.5 million, $152.9 million and $163.1 million during fiscal 2014, fiscal 2013 and fiscal 2012, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows. We recorded impairment losses of $2.2 million, $18.5 million and $8.8 million in fiscal 2014, fiscal 2013 and fiscal 2012, respectively. See Note 2, "Asset Impairments," for further information regarding our asset impairment charges.
Goodwill & Intangible Assets
See Note 9, "Goodwill and Intangible Assets," for additional information regarding our accounting policies for goodwill and intangible assets.
Revenue Recognition
We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of commissions, when the commission-generating activity has been performed.
Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to less than 30 days and as such our sales returns are, and have historically been, immaterial.
The sales of pre-owned video game products are recorded at the retail price charged to the customer. Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Customer liabilities and other deferred revenues for our PowerUp Rewards loyalty program, gift cards, customer credits, magazines and product replacement plans are included in accrued liabilities (see Note 8, "Accrued Liabilities").
We also sell a variety of digital products which generally allow consumers to download software or play games on the internet. Certain of these products do not require us to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from us, consumers pay a retail price and we earn a commission based on a percentage of the retail sale as negotiated with the product publisher. We recognize these commissions as revenue at the time of sale of these digital products.
In addition to our product sales, our Spring Mobile business earns commission revenue as an AT&T authorized dealer related to the activation of new wireless customers, the activation of enhanced or upgraded features on existing wireless customer plans and certain other commission incentive opportunities that may be offered to us by AT&T. We have determined that we are not

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

deemed the obligor on the underlying wireless services contracts that give rise to this commission revenue; therefore, commission revenue is recognized at the point at which the commission-generating activity has been performed, which is generally driven by customer activation. Commissions are recognized net of an allowance for chargebacks from AT&T for estimated customer cancellations, which is periodically assessed and adjusted to reflect historical cancellation experience.
Revenues do not include sales taxes or other taxes collected from customers.
Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. We include purchasing, receiving and distribution costs in selling, general and administrative expenses, rather than in cost of sales, in the consolidated statements of operations. For the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, these purchasing, receiving and distribution costs amounted to $50.3 million, $56.4 million and $58.8 million, respectively.
We include processing fees associated with purchases made by check and credit cards in cost of sales, rather than selling, general and administrative expenses, in the consolidated statements of operations. For the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, these processing fees amounted to $66.4 million, $61.5 million and $54.2 million, respectively.
Customer Liabilities
We establish a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, breakage is recognized quarterly on unused customer liabilities older than two years to the extent that our management believes the likelihood of redemption by the customer is remote, based on historical redemption patterns. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage. Breakage is recorded in cost of sales in our consolidated statements of operations.
Advertising Expenses
We expense advertising costs for newspapers and other media when the advertising takes place. Advertising expenses for television, newspapers and other media during the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013 were $64.1 million, $57.8 million and $63.9 million, respectively.
Loyalty Expenses
Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases that can be redeemed for rewards that include discounts or merchandise. We estimate the net cost of the rewards that will be issued and redeemed and record this cost and the associated balance sheet liability as points are accumulated by loyalty program members. The two primary estimates utilized to record the balance sheet liability for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. Our management uses historical redemption rates experienced under the loyalty program as a basis to estimate the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. We continually evaluate our methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the liability through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.
Historically, the cost was recognized in selling, general and administrative expenses and the associated liability was included in accrued liabilities. However, beginning in the fourth quarter of 2013, we determined that the net cost of the rewards that will be issued and redeemed would be better presented as cost of sales. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, is recognized in selling, general and administrative expenses. The cost of free or discounted products recognized in cost of sales for the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014 was $30.9 million and $18.2 million, respectively. The cost of free or discounted products recognized in general and administrative expenses, as discussed above, for the 53 weeks ended February 2, 2013 was $31.2 million. The reserve is released when loyalty program members redeem their respective points and the corresponding rewards are recorded to cost of goods sold in the period of redemption.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 13, "Income Taxes," for additional information.
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
Foreign Currency Translation
We have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction and derivative net gains are included in selling, general and administrative expenses and were $2.5 million, $3.3 million and $2.5 million for the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally. The foreign currency transaction gains and losses are primarily due to fluctuations in the value of the U.S. dollar compared to the Australian dollar, Canadian dollar and Euro.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities and certain other foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. See Note 6, "Fair Value Measurements and Financial Instruments," for additional information regarding our foreign currency contracts.
New Accounting Pronouncements
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Asset Impairments
Fiscal 2014
We recognized impairment charges of $2.2 million in fiscal 2014 related to our evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended January 31, 2015 is as follows:

	United States	Canada	Europe	Total
	(In millions)
Impairment of intangible assets	$—	$—	$0.3	$0.3
Impairments of property, equipment and other assets - store impairments	0.6	0.4	0.9	1.9
Total	$0.6	$0.4	$1.2	$2.2
There were no asset impairment charges in our Australia Video Game Brands or Technology Brands segments during the 52 weeks ended January 31, 2015.
Fiscal 2013
We recognized impairment charges of $9.0 million in fiscal 2013 related to our evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life. Additionally, we made a decision during the fourth quarter of fiscal 2013 to abandon our Spawn Labs business and related technology assets. As a result of this decision, we recorded impairment charges of $2.1 million related to other intangible assets and $7.4 million related to certain technology assets in connection with the exit of the Spawn Labs business, which are reflected in the asset impairments line item in our consolidated statements of operations. Because we never integrated Spawn Labs into our United States Video Game Brands reporting unit, our decision to exit this business triggered an interim impairment test that resulted in a goodwill impairment charge of $10.2 million, which is reflected in the goodwill impairments line item in our consolidated statements of operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended February 1, 2014 is as follows:

	United States	Europe	Total
	(In millions)
Goodwill impairments	$10.2	$—	$10.2
Impairment of intangible assets	2.1	—	2.1
Impairment of technology assets	7.4	—	7.4
Impairments of property, equipment and other assets - store impairments	4.3	4.7	9.0
Total	$24.0	$4.7	$28.7
There were no asset impairment charges in our Australia Video Game Brands, Canada Video Game Brands or Technology Brands segments during the 52 weeks ended February 1, 2014.
Fiscal 2012
During the third quarter of fiscal 2012, we recorded a $627.0 million goodwill impairment charge and a $44.9 million impairment charge related to our Micromania trade name as a result of our interim impairment tests.
In fiscal 2012, we also recorded impairments of finite-lived assets of $8.8 million consisting primarily of the remaining net book value of assets for stores we are in the process of closing or that we have determined will not have sufficient cash flow on an undiscounted basis to cover the remaining net book value of assets recorded for that store.
A summary of our asset impairment charges, by reportable segment, for the 53 weeks ended February 2, 2013 is as follows:

	United States	Canada	Australia	Europe	Total
	(In millions)
Goodwill impairment	$—	$100.3	$107.1	$419.6	$627.0
Impairment of intangible assets	—	—	—	44.9	44.9
Impairments of property, equipment and other assets - store impairments	5.7	0.4	0.2	2.5	8.8
Total	$5.7	$100.7	$107.3	$467.0	$680.7

3.	Acquisitions and Divestitures
Acquisitions
Fiscal 2014
Technology Brands. During the 52 weeks ended January 31, 2015, in connection with the continued expansion of our Technology Brands business, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed acquisitions of certain authorized Apple retailers for total consideration of $93.3 million ($89.7 million net of cash acquired). We recorded indefinite-lived intangible assets of $76.8 million and goodwill of $4.5 million related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year presented herein is not material to our consolidated financial statements. As of January 31, 2015, we had not completed the final fair value assignments and continue to analyze certain matters related to the valuation of intangible assets.
We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.
Fiscal 2013
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Spring Mobile. In November 2013, we purchased Spring Communications, Inc. ("Spring Mobile," or "Spring"), a wireless retailer, for a purchase price of $62.6 million. The fair values of the assets acquired and liabilities assumed in connection with the Spring Mobile acquisition were determined based, in part, on a third-party valuation. The valuation of the assets acquired and liabilities assumed in this acquisition is complete and there have been no changes to the values of assets acquired and liabilities assumed in this acquisition.
The operating results of Simply Mac and Spring Mobile have been included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year presented herein is not material to our consolidated financial statements.
Fiscal 2012
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
See Note 9, "Goodwill and Intangible Assets," for additional information.
Divestitures
Fiscal 2014
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
As a result of the divestiture, we recorded a pre-tax loss in continuing operations of $14.8 million during fiscal 2014, primarily related to inventory write-downs, involuntary termination benefits and lease obligations, of which $7.1 million was recorded in cost of sales and $7.7 million was recorded in selling, general and administrative expenses in our consolidated statements of operations. As of November 1, 2014, we had transferred or otherwise ceased daily operations in all of our stores in Spain.

4.	Vendor Arrangements
We and most of our largest vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory was determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred as a reduction of inventory.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned.
In fiscal 2013, we began recording certain costs related to cash consideration received from our vendors as a reduction of cost of sales to align those funds with the specific products we sell. Vendor allowances of $202.4 million and $221.0 million were recorded as a reduction of cost of sales for the 52 week period ended January 31, 2015 and the 52 week period ended February 1, 2014, respectively. For the 53 week period ended February 2, 2013, vendor allowances recorded as a reduction of costs of sales and selling, general and administrative expenses were $134.8 million and $90.4 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Computation of Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions, except per share data)
Net income (loss) attributable to GameStop Corp.	$393.1	$354.2	$(269.7)
Weighted-average common shares outstanding	112.2	117.2	126.4
Dilutive effect of options and restricted shares on common stock	1.0	1.2	—
Common shares and dilutive potential common shares	113.2	118.4	126.4
Net income (loss) per common share:
Basic	$3.50	$3.02	$(2.13)
Diluted	$3.47	$2.99	$(2.13)
The weighted-average outstanding shares of Class A Common Stock for basic and diluted net loss per common share during the 53 weeks ended February 2, 2013 were the same as we incurred a net loss from continuing operations during that period and any effect on loss per share would have been antidilutive.
The following table contains information on share-based awards of Class A Common Stock which were excluded from the computation of diluted earnings per share because their effects were antidilutive:

Anti- Dilutive Shares
(In millions)
52 Weeks Ended January 31, 2015	1.6
52 Weeks Ended February 1, 2014	1.5
53 Weeks Ended February 2, 2013	3.3

6.	Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements and Derivative Instruments
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	January 31, 2015 Level 2	February 1, 2014 Level 2
Assets
Foreign currency contracts
Other current assets	$32.0	$0.9
Other noncurrent assets	22.7	0.5
Company-owned life insurance(1)	8.7	7.1
Total assets	$63.4	$8.5
Liabilities
Foreign currency contracts
Accrued liabilities	$23.3	$21.3
Other long-term liabilities	13.0	2.2
Nonqualified deferred compensation(2)	1.2	1.1
Total liabilities	$37.5	$24.6
___________________
(1) Recognized in other non-current assets in our consolidated balance sheets.
(2) Recognized in accrued liabilities in our consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities and certain other foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $1,128.5 million and $640.6 million as of January 31, 2015 and February 1, 2014, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
Gains (losses) on the changes in fair value of derivative instruments	$28.9	$(20.3)	$(19.8)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(26.4)	23.6	22.3
Total	$2.5	$3.3	$2.5
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we recorded certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Assets and liabilities that are measured at fair value on a nonrecurring basis related primarily to write-downs associated with property and equipment, goodwill and other intangible assets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During fiscal 2014, we recorded a $2.2 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $1.9 million of property and equipment impairments and $0.3 million of other intangible asset impairments. During fiscal 2013, we recorded a $28.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $16.4 million of property and equipment impairments, $10.2 million of goodwill impairments and $2.1 million of other intangible asset impairments. When recognizing an impairment charge, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our consolidated statements of operations. The fair value measurements included in the goodwill, trade name and property and equipment impairments were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 9, "Goodwill and Intangible Assets," for further information associated with the goodwill and trade name impairments and Note 2, "Asset Impairments," for further information associated with the property and equipment impairments.
Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with our Technology Brands acquisitions in fiscal 2014 and fiscal 2013. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3, "Acquisitions and Divestitures," for further information associated with the values recorded in the acquisitions.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of January 31, 2015, our unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes") had a carrying value of $350.0 million and a fair value of $356.8 million. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

7.	Receivables, Net
Receivables consist primarily of bankcard receivables and other receivables. Other receivables include receivables from vendors, primarily related to commissions receivable associated with our Technology Brands businesses, Game Informer magazine advertising customers, receivables from landlords for tenant allowances and receivables from vendors for merchandise returns, vendor marketing allowances and various other programs. An allowance for doubtful accounts has been recorded to reduce receivables to an amount expected to be collectible. Receivables consisted of the following (in millions):

	January 31, 2015	February 1, 2014
Bankcard receivables	$52.9	$42.6
Other receivables	64.3	45.5
Allowance for doubtful accounts	(3.7)	(3.7)
Total receivables, net	$113.5	$84.4

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	January 31, 2015	February 1, 2014
Customer liabilities	$364.3	$368.8
Deferred revenue	103.5	118.1
Employee benefits, compensation and related taxes	137.5	145.3
Other taxes	49.9	53.5
Other accrued liabilities	148.4	176.0
Total accrued liabilities	$803.6	$861.7

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for the 52 weeks ended February 1, 2014 and the 52 weeks ended January 31, 2015 were as follows:

	United States	Canada	Australia	Europe	Technology Brands	Total
	(In millions)
Balance at February 3, 2013	$1,153.5	$37.7	$96.6	$95.3	$—	$1,383.1
Acquisitions (Note 3)	—	—	—	—	62.1	62.1
Impairment	(10.2)	—	—	—	—	(10.2)
Foreign currency translation adjustment	—	(3.9)	(15.3)	(1.1)	—	(20.3)
Balance at February 1, 2014	1,143.3	33.8	81.3	94.2	62.1	1,414.7
Acquisitions (Note 3)	—	—	—	—	4.5	4.5
Foreign currency translation adjustment	—	(4.3)	(9.2)	(15.3)	—	(28.8)
Balance at January 31, 2015	$1,143.3	$29.5	$72.1	$78.9	$66.6	$1,390.4
Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Our management is required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have five operating segments, including Video Game Brands in the United States, Australia, Canada and Europe, and Technology Brands in the United States, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within these businesses.
We estimate the fair value of each reporting unit based on the discounted cash flows of each reporting unit. We use a two-step process to measure goodwill impairment. If the fair value of the reporting unit is higher than its carrying value, then goodwill is not impaired. If the carrying value of the reporting unit is higher than the fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in step 2 of the goodwill impairment test by allocating the fair value of the reporting unit in a manner similar to a purchase price allocation used in a business combination. Any residual fair value after this allocation represents the implied fair value of the reporting unit's goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value, then an impairment loss is recognized in the amount of the excess.
We completed the annual impairment test of goodwill for fiscal 2014 as of the first day of the fourth quarter and concluded that none of our goodwill was impaired. For our United States, Canada, Europe and Technology Brands reporting units, the concluded fair value of each of these reporting units exceeded its carrying value by more than 30% and the concluded fair value of our Australia reporting unit exceeded its carrying value by 15%.
In fiscal 2013, we recorded a $10.2 million goodwill write-off in the United States Video Game Brands segment as a result of exiting an immaterial non-core business; however, there were no impairments of goodwill in fiscal 2013 as a result of completing our annual impairment test, which was conducted as of the first day of the fourth quarter. For the fiscal 2013 annual impairment test, Technology Brands was excluded since it commenced operations during the fourth quarter and therefore was not a reporting unit subject to assessment as of our annual testing date.
During the third quarter of fiscal 2012, our management determined that sufficient indicators of potential impairment existed to require an interim goodwill impairment test, including the recent trading prices of our Class A Common Stock and the decrease in our market capitalization below the total amount of stockholders’ equity on our consolidated balance sheet. As a result of the interim impairment test, we recorded non-cash, non-tax deductible goodwill impairments for the third quarter of fiscal 2012 of $107.1 million, $100.3 million and $419.6 million in our Australia, Canada and Europe reporting units, respectively, to reduce the carrying value of goodwill to its implied fair value. There were no additional impairments of goodwill in fiscal 2012 as a result of completing our annual impairment test, which was conducted as of the first day of the fourth quarter of fiscal 2012.
There were no impairments to goodwill prior to the $627.0 million charge recorded in fiscal 2012, with the exception of a $3.3 million charge recorded in a prior period related to the exit of non-core operations. During fiscal 2013, $10.2 million of

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

goodwill was expensed in the United States segment as a result of the exiting of an immaterial non-core business. Cumulative goodwill impairment losses were $640.5 million as of January 31, 2015, of which $13.5 million, $100.3 million, $107.1 million and $419.6 million were attributable to our United States, Canada, Australia and Europe reporting units, respectively.
Intangible Assets
Other intangible assets consist primarily of dealer agreements, trade names, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.
Finite-lived Intangible Assets
Leasehold rights, which were recorded as a result of the purchase of SFMI Micromania SAS (“Micromania”), represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term, not to exceed 20 years, with no residual value.
Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with existing advertisers who pay to place ads on our digital websites and are amortized on a straight-line basis over 10 years.
Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.
As of January 31, 2015, the total weighted-average amortization period for the remaining intangible assets, excluding goodwill, was approximately 13 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Indefinite-lived Intangible Assets
Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value as determined by its discounted cash flows, such individual indefinite-lived intangible asset is written down by the amount of the excess.
Dealer agreements were recorded as a result of our acquisitions of Spring and Simply Mac in the fourth quarter of fiscal 2013 as well as the subsequent acquisitions completed by Spring and Simply Mac in fiscal 2014. These dealer agreements represent Spring's exclusive agreements with AT&T to operate AT&T stores as an “AT&T Authorized Retailer” and sell AT&T wireless contracts in its stores and Simply Mac’s exclusive agreements with Apple to operate Apple stores under the name “Simply Mac” and sell Apple products in its stores. The dealer agreement value recorded on our consolidated balance sheets represents a value associated with the rights and privileges afforded to us under these agreements. Our dealer agreements are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing.
We value our Spring and Simply Mac dealer agreements using a discounted cash flow analysis known as the Greenfield Method, which is a common valuation technique in valuing dealer agreement assets. The Greenfield Method assumes that a business, at its inception, owns only dealer agreements and makes capital expenditures, working capital and other investments required to ramp up its operations to a level that is comparable to its current operations. We estimate the cash flows required to build a comparable operation and the available future cash flows from these operations, which requires us to make certain assumptions about the cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes. The cash flows are then discounted using an appropriate rate that is reflective of the inherent risks and uncertainties associated with the expected future cash flows of the business. The estimated fair values of the Spring and Simply Mac dealer agreement assets based upon the discounted cash flows is then compared to their respective carrying values.
Trade names which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing. The fair value of our Micromania trade name was calculated using a relief-from-royalty approach, which assumes the fair value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. The basis for future cash flow projections is internal revenue forecasts, which we believe represent reasonable market participant assumptions, to which the selected royalty rate is applied. These future cash flows are discounted using the applicable discount rate, as well as any potential

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

risk premium to reflect the inherent risk of holding a standalone intangible asset. The discount rate used in the analysis reflects a hypothetical market participant’s weighted-average cost of capital, current market rates and the risks associated with the projected cash flows.
We completed the annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2014 and fiscal 2013 and concluded that none of our indefinite-lived intangible assets were impaired.
During the third quarter of fiscal 2012, our management determined that sufficient indicators of potential impairment existed to require an interim impairment test of our Micromania trade name. As a result of the interim impairment test of the Micromania trade name, we recorded a $44.9 million impairment charge during the third quarter of fiscal 2012. The impairment charge in fiscal 2012 is recorded in asset impairments in our consolidated statements of operations and is reflected in the operating results of our Europe segment. There were no impairments of indefinite-lived intangible assets in connection with the completion of our annual impairment test for fiscal 2012.
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of January 31, 2015 and February 1, 2014 were as follows (in millions):

	As of January 31, 2015			As of February 1, 2014
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$45.4	$—	$45.4	$54.2	$—	$54.2
Dealer agreements	134.0	—	134.0	57.2	—	57.2
Intangible assets with finite lives:
Key money	91.5	(41.8)	49.7	113.6	(44.4)	69.2
Other	32.7	(24.0)	8.7	40.9	(27.2)	13.7
Total	$303.6	$(65.8)	$237.8	$265.9	$(71.6)	$194.3
___________________

(1)	The change in the gross carrying amount of intangible assets from February 1, 2014 to January 31, 2015 is primarily due to acquisitions (Note 3) and the impact of exchange rate fluctuations.
Intangible asset amortization expense for the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $12.0 million, $14.0 million and $14.3 million, respectively.
The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Fiscal Year Ending on or around January 31,	Projected Amortization Expense
2016	$10.2
2017	8.1
2018	7.4
2019	7.1
2020	6.2
$39.0

10.	Debt
Issuance of 5.50% Senior Notes due 2019
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and will be used for general corporate purposes, which may include acquisitions, dividends and stock buybacks. The outstanding balance of the Senior Notes at January 31, 2015 was $350.0 million. We incurred fees and expenses related to the Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and will be amortized as interest expense over the term of the notes.
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
Revolving Credit Facility
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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 31, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2014, we cumulatively borrowed and subsequently repaid $626.0 million under the Revolver.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our maximum borrowings outstanding during fiscal 2014 were $255.0 million. Average borrowings under the Revolver for fiscal 2014 were $71.2 million. Our average interest rate on those outstanding borrowings for fiscal 2014 was 1.8%. As of January 31, 2015, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.3 million. We are currently in compliance with the requirements of the Revolver.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 31, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.9 million.
Notes Payable
In connection with our acquisition of Spring Mobile, we assumed a promissory note that Spring Mobile had previously entered into related to its prior purchase of certain wireless stores. Additionally, in fiscal 2014 we assumed a promissory note previously entered into by one of the Spring Mobile acquirees. The carrying value of these notes at January 31, 2015 was $5.7 million, of which $5.1 million is classified as a current liability and is included in notes payable and $0.6 million is classified as a long-term liability and is included in long-term debt in the consolidated balance sheets.

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
Approximate rental expenses under operating leases were as follows:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions)
Minimum	$391.4	$381.6	$385.4
Percentage rentals	8.2	9.4	9.3
	$399.6	$391.0	$394.7
Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 31, 2015, are approximately:

Fiscal Year Ending on or around January 31,	Amount
(In millions)
2016	$361.9
2017	261.6
2018	175.2
2019	115.1
2020	67.4
Thereafter	104.3
$1,085.5

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases totaling $16.6 million as of January 31, 2015 and $18.7 million as of February 1, 2014.
See Note 11, "Leases," for information regarding commitments related to our noncancelable operating leases.
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

13.	Income Taxes
The provision for income taxes consisted of the following:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions)
Current tax expense:
Federal	$158.4	$158.2	$229.6
State	18.0	24.5	24.1
Foreign	29.6	34.6	29.4
	206.0	217.3	283.1
Deferred tax expense (benefit):
Federal	29.3	(1.9)	(46.3)
State	(3.3)	(0.1)	(3.5)
Foreign	(16.8)	(0.7)	(8.4)
	9.2	(2.7)	(58.2)
Total income tax expense	$215.2	$214.6	$224.9

The components of earnings (loss) before income tax expense consisted of the following:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
	(In millions)
United States	$558.8	$491.6	$547.2
International	49.5	77.2	(592.1)
Total	$608.3	$568.8	$(44.9)

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal benefit	2.0	1.9	(27.7)
Foreign income tax rate differential	(0.4)	(0.5)	5.6
Nondeductible goodwill impairments	—	0.6	(488.6)
Change in valuation allowance	1.8	—	(22.5)
Subpart F income	2.7	4.8	(61.4)
Interest income from hybrid securities	(5.2)	(5.8)	73.3
Realization of losses in foreign operations not previously benefited	(2.2)	—	—
Other (including permanent differences)(1)	1.7	1.7	(14.6)
	35.4%	37.7%	(500.9)%
___________________
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
Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	January 31, 2015	February 1, 2014
Deferred tax asset:
Inventory	$27.4	$18.8
Deferred rents	11.1	12.4
Stock-based compensation	16.0	26.4
Net operating losses	30.8	16.8
Customer liabilities	29.9	31.9
Fixed assets	—	21.9
Foreign tax credit carryover	5.2	1.4
Other	14.8	9.4
Total deferred tax assets	135.2	139.0
Valuation allowance	(24.3)	(13.3)
Total deferred tax assets, net	110.9	125.7
Deferred tax liabilities:
Fixed assets	(4.3)	—
Goodwill	(88.8)	(80.3)
Prepaid expenses	(3.8)	(4.9)
Acquired intangible assets	(17.3)	(20.6)
Other	(2.7)	(5.6)
Total deferred tax liabilities	(116.9)	(111.4)
Net	$(6.0)	$14.3
Consolidated financial statements:
Deferred income tax assets — current	$65.6	$51.7
Other noncurrent assets	$24.3	$—
Deferred income tax liabilities — noncurrent	$(95.9)	$(37.4)
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years ended February 2, 2013, January 28, 2012 and January 29, 2011. We do not anticipate any adjustments that would result in a material impact on our consolidated financial

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

statements as a result of these audits. We are no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 30, 2010.
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
As of January 31, 2015, the Company has approximately $12.1 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2018 through 2035, as well as $85.2 million of foreign NOL carryforwards that have no expiration date. In addition, the Company has approximately $3.8 million of foreign tax credit carryforwards that expire in years 2022 through 2024.
As of January 31, 2015, the gross amount of unrecognized tax benefits was approximately $21.4 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $16.2 million, exclusive of any benefits related to interest and penalties.
A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	January 31, 2015	February 1, 2014	February 2, 2013
Beginning balance of unrecognized tax benefits	$20.6	$28.7	$25.4
Increases related to current period tax positions	1.0	0.5	0.5
Increases related to prior period tax positions	6.1	16.6	6.3
Reductions as a result of a lapse of the applicable statute of limitations	(0.5)	(1.9)	(3.2)
Reductions as a result of settlements with taxing authorities	(5.8)	(23.3)	(0.3)
Ending balance of unrecognized tax benefits	$21.4	$20.6	$28.7
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 31, 2015, February 1, 2014 and February 2, 2013, we had approximately $4.6 million, $6.1 million and $5.4 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $0.6 million of expense, $1.6 million of benefit and $2.3 million of benefit were recognized through income tax expense in the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 31, 2015.
Deferred income taxes have not been provided for on the approximately $595.1 million of undistributed earnings generated by certain foreign subsidiaries as of January 31, 2015 because we intend to permanently reinvest such earnings outside the United States. We do not currently require, nor do we have plans for, the repatriation of retained earnings from these subsidiaries. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to provide for income taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, we cannot reasonably estimate the amount of such a tax event.

14.	Common Stock and Share-Based Compensation
Common Stock
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In 2005, we adopted a rights agreement under which one right (a “Right”) was attached to each outstanding share of our common stock. Each Right entitles the holder to purchase from us one ten-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-thousandth of a share. The Rights expired on October 28, 2014, and accordingly, at January 31, 2015, there were no shares of Series A Preferred Stock issued or outstanding.
Share Repurchase Activity. Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our Class A Common Stock. Since the beginning of fiscal 2011, each individual authorization has been $500 million. Our typical practice is to seek Board of Directors’ approval for a new authorization before the existing one is fully used to ensure we are always able to repurchase shares. Repurchased shares are subsequently retired. Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional-paid in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings.
The following table summarizes our share repurchase activity during the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Value of Shares Repurchased During the Period
	(in millions)		(in millions)
52 weeks ended January 31, 2015	8.4	$39.50	$333.4
52 weeks ended February 1, 2014	6.3	$41.12	$258.3
53 weeks ended February 2, 2013	19.9	$20.60	$409.4
Between February 1, 2015 and March 19, 2015, we have repurchased 0.5 million shares at an average price per share of $38.26 for a total of $18.9 million and have $428.4 million remaining under our latest authorization from November 2014.
Dividends. In February 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $0.80 per share in dividends in fiscal 2012 and a total of $1.10 per share in fiscal 2013. In fiscal 2014, we paid dividends of $1.32 per share of Class A Common Stock, totaling approximately $148.8 million. On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock. Future dividends will be subject to approval by our Board of Directors.
Share-Based Compensation
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. We have not historically experienced material forfeitures with respect to the employees who currently receive stock option grants and thus we do not expect any forfeitures related to these awards. The weighted-average fair value of the options granted during the 52 weeks ended January 31, 2015 was estimated at $12.37.
Our Black-Scholes assumptions are presented below:

	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013 (1)
Volatility	46.5%	46.4%	—%
Risk-free interest rate	1.7%	1.0%	—%
Expected life (years)	5.5	5.6	0.0
Expected dividend yield	3.4%	4.3%	—%
___________________
(1) No stock options were granted during the 53 weeks ended February 2, 2013.
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
A summary of our stock option activity during the 52 weeks ended January 31, 2015 is presented below:

	Shares (Millions)	Weighted- Average Exercise Price

Balance, February 1, 2014	2.0	$29.31
Granted	0.3	38.52
Exercised	(0.4)	16.58
Forfeited	(0.1)	46.10
Balance, January 31, 2015	1.8	$33.14
The following table summarizes information as of January 31, 2015 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Contractual Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$ 9.29 - $10.13	0.1	0.10	$10.13	0.1	$10.13
$17.94 - $20.69	0.2	3.11	20.18	0.2	20.18
$24.82 - $26.68	0.7	6.38	25.33	0.4	25.73
$38.52 - $49.95	0.8	5.13	45.98	0.5	49.95
$ 9.29 - $49.95	1.8	5.08	$33.14	1.2	$33.97
The total intrinsic value of options exercised during the fiscal years ended January 31, 2015, February 1, 2014 and February 2, 2013 was $10.7 million, $53.5 million, and $7.7 million, respectively. The intrinsic value of options exercisable and options outstanding was $9.4 million and $12.5 million, respectively, as of January 31, 2015.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, we included compensation expense relating to the grant of these options in the amount of $2.1 million, $1.0 million and $2.1 million, respectively, in selling, general and administrative expenses. As of January 31, 2015, there

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

was $3.6 million of unrecognized compensation expense related to the unvested portion of our stock options that is expected to be recognized over a weighted-average period of 1.8 years.
Restricted Stock Awards
We grant restricted stock awards to certain of our employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance, subject to continued service to the Company and, in some cases, subject to the attainment of certain performance measures.
The following table presents a summary of our restricted stock awards activity during the 52 weeks ended January 31, 2015:

	Shares (Millions)	Weighted- Average Grant Date Fair Value

Nonvested shares at February 1, 2014	2.3	$24.10
Granted	0.6	38.61
Vested	(0.6)	23.55
Forfeited	(0.1)	29.37
Nonvested shares at January 31, 2015	2.2	$28.14
Of the shares granted during fiscal 2014, 434 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 182 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 91 thousand shares vest in equal annual installments over three years based on performance targets measured at the end of fiscal 2014. The remaining 91 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of the 52 weeks ending January 28, 2017. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
During the 52 weeks ended February 1, 2014, we granted 1.2 million shares of restricted stock with a weighted-average grant date fair value of $24.82 per common share with fair value being determined by the quoted market price of our common stock on the date of grant. Of these shares, 916 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 262 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 131 thousand shares are subject to performance targets which will be measured following the completion of the 52 weeks ending January 30, 2016. The remaining 131 thousand shares vest in equal annual installments over three years based on performance targets that were achieved based on fiscal 2013 performance. This award achieved 102.5% of the target amount, which resulted in the incremental awarding of an additional 3 thousand shares that vest in equal annual installments over three years.
During the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, we included compensation expense relating to the grants of restricted shares in the amounts of $19.4 million, $18.4 million and $17.5 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 31, 2015, there was $24.7 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.7 years.

15.	Employees’ Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, for a maximum of $17.5 thousand a year for 2014, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 and the 53 weeks ended February 2, 2013, were $5.2 million, $4.8 million and $4.6 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Significant Products
The following table sets forth net sales (in millions) and percentages of total net sales by significant product category for the periods indicated:

	52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware(1)	$2,028.7	21.8%	$1,730.0	19.1%	$1,333.4	15.0%
New video game software	3,089.0	33.2%	3,480.9	38.5%	3,582.4	40.3%
Pre-owned and value video game products	2,389.3	25.7%	2,329.8	25.8%	2,430.5	27.4%
Video game accessories	653.6	7.1%	560.6	6.2%	611.8	6.9%
Digital	216.3	2.3%	217.7	2.4%	208.4	2.3%
Mobile and consumer electronics	518.8	5.6%	303.7	3.4%	200.3	2.3%
Other(2)	400.3	4.3%	416.8	4.6%	519.9	5.8%
Total	$9,296.0	100.0%	$9,039.5	100.0%	$8,886.7	100.0%

	52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014		53 Weeks Ended February 2, 2013
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$196.6	9.7%	$176.5	10.2%	$101.7	7.6%
New video game software	716.9	23.2%	805.3	23.1%	786.3	21.9%
Pre-owned and value video game products	1,146.3	48.0%	1,093.9	47.0%	1,170.1	48.1%
Video game accessories	246.1	37.7%	220.5	39.3%	237.9	38.9%
Digital	152.0	70.3%	149.2	68.5%	120.9	58.0%
Mobile and consumer electronics	186.7	36.0%	65.1	21.4%	41.3	20.6%
Other(2)	131.3	32.8%	150.6	36.1%	193.3	37.2%
Total	$2,775.9	29.9%	$2,661.1	29.4%	$2,651.5	29.8%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

17.	Segment Information
We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Spring Mobile, Cricket Wireless and Simply Mac businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brand stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce website www.gamestop.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 52 weeks ended January 31, 2015, the 52 weeks ended February 1, 2014 or the 53 weeks ended February 2, 2013.
Information on segments and the reconciliation of segment profit to earnings (loss) before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0

Segment operating earnings	483.2	28.3	38.0	35.9	32.9	618.3
Interest income						0.7
Interest expense						(10.7)
Earnings before income taxes						608.3

Other Information:
Goodwill	1,143.3	29.5	72.1	78.9	66.6	1,390.4
Other long-lived assets	328.6	18.4	46.4	214.1	185.9	793.4
Total assets	2,740.3	252.1	382.5	527.2	344.2	4,246.3
Income tax expense (benefit)	198.1	4.2	8.4	(6.7)	11.2	215.2
Depreciation and amortization	102.5	3.8	9.6	30.8	7.7	154.4
Capital expenditures	92.3	5.1	11.2	19.9	31.1	159.6

As of and for the Fiscal Year Ended February 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,160.4	$468.8	$613.7	$1,733.8	$62.8	$9,039.5

Segment operating earnings (loss)	465.3	26.6	37.5	44.3	(0.2)	573.5
Interest income						0.9
Interest expense						(5.6)
Earning before income taxes						568.8

Other Information:
Goodwill	1,143.3	33.8	81.3	94.2	62.1	1,414.7
Other long-lived assets	320.0	20.8	40.4	269.3	76.6	727.1
Total assets	2,320.7	228.7	389.2	972.2	180.6	4,091.4
Income tax expense	173.2	11.6	8.8	21.0	—	214.6
Depreciation and amortization	115.4	4.4	10.5	35.3	0.9	166.5
Capital expenditures	85.7	6.9	6.7	21.4	4.9	125.6

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Fiscal Year Ended February 2, 2013	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,192.4	$478.4	$607.3	$1,608.6	$—	$8,886.7

Segment operating earnings (loss)	501.9	(74.4)	(71.6)	(397.5)	—	(41.6)
Interest income						0.9
Interest expense						(4.2)
Loss before income taxes						(44.9)

Other Information:
Goodwill	1,153.5	37.7	96.6	95.3	—	1,383.1
Other long-lived assets	375.4	21.0	52.1	291.1	—	739.6
Total assets	2,404.0	252.2	416.6	799.4	—	3,872.2
Income tax expense	199.8	7.1	11.6	6.4	—	224.9
Depreciation and amortization	120.7	5.1	13.8	36.9	—	176.5
Capital expenditures	101.8	3.6	9.2	25.0	—	139.6

18.	Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 31, 2015 and February 1, 2014. The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 31, 2015				Fiscal Year Ended February 1, 2014
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
	(Amounts in millions, except per share amounts)
Net sales	$1,996.3	$1,731.4	$2,092.2	$3,476.1	$1,865.3	$1,383.7	$2,106.7	$3,683.8
Gross profit	626.4	550.9	622.2	976.4	578.3	481.3	598.3	1,003.2
Operating earnings	105.9	36.7	89.8	385.9	87.2	18.8	109.1	358.4
Net income	68.0	24.6	56.4	244.1	54.6	10.5	68.6	220.5
Basic net income per common share(2)	0.59	0.22	0.50	2.25	0.46	0.09	0.59	1.91
Diluted net income per common share(2)	0.59	0.22	0.50	2.23	0.46	0.09	0.58	1.89
Dividend declared per common share	0.33	0.33	0.33	0.33	0.275	0.275	0.275	0.275
___________________
The following footnotes are discussed as pretax expenses.
(1) The results of operations for the fourth quarter of the fiscal year ended January 31, 2015 include asset impairments of $2.2 million. The results of operations for the fourth quarter of the fiscal year ended February 1, 2014 include goodwill impairments of $10.2 million and asset impairments of $18.5 million. Additionally, results for the fiscal year ended February 1, 2014 include a $33.6 million benefit associated with changes in accounting estimates primarily related to our loyalty programs and other customer liabilities.
(2) The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

2.1
Agreement and Plan of Merger, dated as of April 17, 2005, among GameStop Corp. (f/k/a GSC Holdings Corp.), Electronics Boutique Holdings Corp., GameStop, Inc., GameStop Holdings Corp. (f/k/a GameStop Corp.), Cowboy Subsidiary LLC and Eagle Subsidiary LLC.
		Current Report on Form 8-K	April 18, 2005

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.	Current Report on Form 8-K	October 2, 2008

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.	Current Report on Form 8-K	November 18, 2008

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Third Amended and Restated Bylaws.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

4.1	Form of Indenture.	Registration Statement on Form S-3ASR	April 10, 2006

4.2	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.3	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

10.1*	Fourth Amended and Restated 2001 Incentive Plan.	Definitive Proxy Statement for 2009 Annual Meeting of Stockholders	May 22, 2009

10.2*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.3*	Second Amended and Restated Supplemental Compensation Plan.	Definitive Proxy Statement for 2008 Annual Meeting of Stockholders	May 23, 2008

10.4*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.5*	Form of Restricted Share Agreement.	Current Report on Form 8-K	March 9, 2015

10.6*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.7*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.	Current Report on Form 8-K	May 13, 2013

10.8*	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended on November 13, 2013.	Current Report on Form 8-K	November 15, 2013

10.9*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.	Current Report on Form 8-K	May 13, 2013

10.10*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.11*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.	Current Report on Form 8-K	May 13, 2013

10.12*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.	Annual Report on Form 10-K for the fiscal year ended February 1, 2014	April 2, 2014

10.13*	Retirement Policy.	Current Report on Form 8-K	March 10, 2014

10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.	Current Report on Form 8-K	October 12, 2005

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.	Current Report on Form 8-K	October 12, 2005

10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.	Current Report on Form 8-K	October 12, 2005

10.17
Second Amended and Restated Credit Agreement, dated as of March 25, 2014, by and among GameStop Corp., certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed therein, Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, U.S. Bank National Association, and Regions Bank as Co-Documentation Agents and Merrill Lynch, Pierce, Jenner & Smith Incorporated as sole lead arranger and bookrunner.
		Current Report on Form 8-K	March 28, 2014

10.18	Second Amended and Restated Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.19	Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.20	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.21
First Amendment to Second Amended and Restated Credit Agreement dated as of September 15, 2014, by and among GameStop Corp., the Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.
		Current Report on Form 8-K	September 16, 2014

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

23.2	Consent of BDO USA, LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

101.INS	XBRL Instance Document.	Submitted electronically herewith.

101.SCH	XBRL Taxonomy Extension Schema.	Submitted electronically herewith.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase.	Submitted electronically herewith.

101.DEF	XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically herewith.

101.LAB	XBRL Taxonomy Extension Label Linkbase.	Submitted electronically herewith.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase.	Submitted electronically herewith.

*    This exhibit is a management or compensatory contract.