Form 10-Q
period 2015-05-02
GameStop Corp.
filed 2015-06-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED MAY 2, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of June 2, 2015: 106,719,962

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	May 2, 2015	May 3, 2014	January 31, 2015
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$369.8	$208.9	$610.1
Receivables, net	99.5	86.0	113.5
Merchandise inventories, net	1,076.7	1,200.1	1,144.8
Deferred income taxes — current	65.6	57.2	65.6
Prepaid expenses and other current assets	145.2	90.2	128.5
Total current assets	1,756.8	1,642.4	2,062.5
Property and equipment:
Land	18.5	21.0	18.3
Buildings and leasehold improvements	617.6	620.8	609.2
Fixtures and equipment	903.9	852.3	888.2
Total property and equipment	1,540.0	1,494.1	1,515.7
Less accumulated depreciation and amortization	1,091.8	1,029.8	1,061.5
Net property and equipment	448.2	464.3	454.2
Goodwill	1,393.1	1,422.7	1,390.4
Other intangible assets, net	241.8	218.7	237.8
Other noncurrent assets	106.7	59.4	101.4
Total noncurrent assets	2,189.8	2,165.1	2,183.8
Total assets	$3,946.6	$3,807.5	$4,246.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$585.1	$612.3	$815.6
Accrued liabilities	709.2	717.3	803.6
Income taxes payable	49.3	17.2	15.4
Current portion of debt	2.1	77.7	5.1
Total current liabilities	1,345.7	1,424.5	1,639.7
Deferred income taxes	96.0	39.4	95.9
Long-term debt	350.0	0.9	350.6
Other long-term liabilities	82.2	75.5	92.4
Total long-term liabilities	528.2	115.8	538.9
Total liabilities	1,873.9	1,540.3	2,178.6
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 107.1, 114.5 and 107.7 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in-capital	—	130.3	—
Accumulated other comprehensive income (loss)	(15.0)	111.7	(25.4)
Retained earnings	2,087.6	2,025.1	2,093.0
Total stockholders’ equity	2,072.7	2,267.2	2,067.7
Total liabilities and stockholders’ equity	$3,946.6	$3,807.5	$4,246.3
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(In millions, except per share data)
Net sales	$2,060.6	$1,996.3
Cost of sales	1,421.6	1,369.9
Gross profit	639.0	626.4
Selling, general and administrative expenses	479.3	481.0
Depreciation and amortization	35.8	39.5
Operating earnings	123.9	105.9
Interest income	(0.2)	(0.2)
Interest expense	5.6	0.8
Earnings before income tax expense	118.5	105.3
Income tax expense	44.7	37.3
Net income	$73.8	$68.0
Basic net income per common share	$0.68	$0.59
Diluted net income per common share	$0.68	$0.59
Dividends per common share	$0.36	$0.33
Weighted average shares of common stock outstanding — basic	107.8	115.1
Weighted average shares of common stock outstanding — diluted	108.4	115.9

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(In millions)
Net income	$73.8	$68.0
Other comprehensive income:
Foreign currency translation adjustment	10.4	29.2
Total comprehensive income	$84.2	$97.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In millions)
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income for the 13 weeks ended May 2, 2015	—	—	—	—	73.8	73.8
Foreign currency translation	—	—	—	10.4	—	10.4
Dividends(1)	—	—	—	—	(39.4)	(39.4)
Stock-based compensation expense	—	—	10.3	—	—	10.3
Repurchase of common shares	(1.2)	—	(6.7)	—	(39.8)	(46.5)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $5.8)	0.6	—	(3.6)	—	—	(3.6)

Balance at May 2, 2015	107.1	$0.1	$—	$(15.0)	$2,087.6	$2,072.7

(1)	Dividends declared per common share were $0.36 in the 13 weeks ended May 2, 2015.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions)
Balance at February 2, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income for the 13 weeks ended May 3, 2014	—	—	—	—	68.0	68.0
Foreign currency translation	—	—	—	29.2	—	29.2
Dividends(2)	—	—	—	—	(38.8)	(38.8)
Stock-based compensation expense	—	—	5.9	—	—	5.9
Repurchase of common shares	(1.3)	—	(52.2)	—	—	(52.2)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $2.9)	0.5	—	3.7	—	—	3.7

Balance at May 3, 2014	114.5	$0.1	$130.3	$111.7	$2,025.1	$2,267.2

(2)	Dividends declared per common share were $0.33 in the 13 weeks ended May 3, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(In millions)
Cash flows from operating activities:
Net income	$73.8	$68.0
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	36.3	40.1
Stock-based compensation expense	10.3	5.9
Deferred income taxes	—	(9.9)
Excess tax benefits related to stock-based awards	(5.8)	(3.0)
Loss on disposal of property and equipment	1.4	0.3
Other	2.7	5.9
Changes in operating assets and liabilities:
Receivables, net	14.1	(0.5)
Merchandise inventories	64.0	8.9
Prepaid expenses and other current assets	(7.2)	(10.7)
Prepaid income taxes and income taxes payable	14.7	(45.9)
Accounts payable and accrued liabilities	(328.6)	(335.5)
Changes in other long-term liabilities	(4.3)	(0.8)
Net cash flows used in operating activities	(128.6)	(277.2)
Cash flows from investing activities:
Purchase of property and equipment	(27.8)	(24.6)
Acquisitions, net of cash acquired of $— and $2.2 million, respectively	(10.9)	(27.6)
Other	0.5	(0.1)
Net cash flows used in investing activities	(38.2)	(52.3)
Cash flows from financing activities:
Repurchase of common shares	(42.9)	(48.6)
Dividends paid	(38.8)	(38.2)
Borrowings from the revolver	—	75.0
Payments of financing costs	—	(1.3)
Issuance of common stock, net of share repurchases for withholdings taxes	(4.2)	(4.7)
Excess tax benefits related to stock-based awards	5.8	3.0
Net cash flows used in financing activities	(80.1)	(14.8)
Exchange rate effect on cash and cash equivalents	6.6	17.0
Net decrease in cash and cash equivalents	(240.3)	(327.3)
Cash and cash equivalents at beginning of period	610.1	536.2
Cash and cash equivalents at end of period	$369.8	$208.9
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStopTM, EB GamesTM and Micromania stores. As of May 2, 2015, we operated 6,715 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate the electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. Our network also includes: www.kongregate.com, a leading browser-based game site; Game InformerTM magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. We also own and operate Spring Mobile©, an authorized AT&T® reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket WirelessTM (an AT&T brand) in the United States, as well as a certified Apple© reseller selling Apple consumer electronic products in the United States under the name Simply Mac©. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 31, 2015 (the “2014 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 2, 2015 are not indicative of the results to be expected for the 52 weeks ending January 30, 2016 (“fiscal 2015”).
Restricted Cash
Restricted cash of $12.0 million, $16.3 million and $12.7 million as of May 2, 2015, May 3, 2014 and January 31, 2015, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017. The FASB has also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

2.	Acquisitions
Technology Brands
During the 13 weeks ended May 2, 2015, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total combined consideration of $10.9 million (net of cash acquired). We recorded $1.1 million of goodwill related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of the prior year presented herein is not material to our consolidated financial statements. As of May 2, 2015, we had not completed the final fair value assignments and continue to analyze certain matters related to the valuation of intangible assets.
We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.

3.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	13 Weeks Ended May 2, 2015		13 Weeks Ended May 3, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	—	$—	283	$12.37
Restricted stock awards – time-vested	428	40.16	406	38.52
Restricted stock awards – performance-based	189	40.16	182	38.52
Total stock-based awards	617		871

For restricted stock awards and stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each restricted stock award grant is based on the closing price of our Class A Common Stock on the grant date. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, expected dividend yield and expected employee forfeiture rate. We use historical data to estimate the option life, dividend yield and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. No stock options were granted during the 13 weeks ended May 2, 2015.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following assumptions were used with respect to the stock options granted for the 13 weeks ended May 3, 2014:

13 Weeks Ended
May 3, 2014
Volatility	46.5%
Risk-free interest rate	1.7%
Expected term (years)	5.5
Expected dividend yield	3.4%

During the first quarter of 2015, we recorded additional compensation expense of $3.8 million related to employees whose equity based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service, as a result of the Company's retirement policy, which became effective in February 2015. Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(In millions)
Stock-based compensation expense	$10.3	$5.9

As of May 2, 2015, the unrecognized compensation expense related to the unvested portion of our stock options was $2.4 million, which is expected to be recognized over a weighted average period of 1.5 years, and the unrecognized compensation expense related to unvested restricted shares was $40.3 million, which is expected to be recognized over a weighted average period of 2.1 years.

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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended
	May 2, 2015	May 3, 2014
	(In millions, except per share data)
Net income	$73.8	$68.0
Weighted average common shares outstanding	107.8	115.1
Dilutive effect of options and restricted shares on common stock(1)	0.6	0.8
Common shares and dilutive potential common shares	108.4	115.9
Net income per common share:
Basic	$0.68	$0.59
Diluted	$0.68	$0.59
___________________

(1)	Excludes 0.9 million and 1.8 million stock-based awards for the 13 weeks ended May 2, 2015 and the 13 weeks ended May 3, 2014, respectively, because their effects were antidilutive.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Fair value accounting guidance requires disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar instruments in active markets, quoted prices for similar or identical instruments in markets that are not active and model-derived valuations in which all significant inputs are observable in active markets. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
We classify our foreign currency contracts, Company-owned life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities within Level 2 of the fair value hierarchy, as their fair values are derived using quotes provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	May 2, 2015 Level 2	May 3, 2014 Level 2	January 31, 2015 Level 2
Assets
Foreign currency contracts
Other current assets	$33.0	$0.9	$32.0
Other noncurrent assets	16.7	0.9	22.7
Company-owned life insurance(1)	8.9	7.1	8.7
Total assets	$58.6	$8.9	$63.4
Liabilities
Foreign currency contracts
Accrued liabilities	$19.4	$16.4	$23.3
Other long-term liabilities	6.3	1.3	13.0
Nonqualified deferred compensation(2)	1.2	1.1	1.2
Total liabilities	$26.9	$18.8	$37.5
___________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use foreign currency contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the remeasurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $989.0 million, $542.8 million and $1,128.5 million as of May 2, 2015, May 3, 2014 and January 31, 2015, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 2, 2015	May 3, 2014
Gains on the change in fair value of derivative instruments	$7.0	$1.3
Losses on the remeasurement of related intercompany loans and foreign currency assets and liabilities	(7.0)	(0.7)
Total	$—	$0.6
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 2, 2015 or May 3, 2014, respectively.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of May 2, 2015, our 5.50% Senior Notes due 2019 had a carrying value of $350.0 million and a fair value of $362.0 million. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our external pricing source are observable in active markets.

6.	Debt
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding balance of the Senior Notes at May 2, 2015 was $350.0 million.
The indenture governing the Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, dividends, distributions, the incurrence of additional debt and the repurchase of debt that is junior to the Senior Notes. These covenants are subject to certain exceptions and qualifications.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) if excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 2, 2015, we had no borrowings or repayments under the Revolver. As of May 2, 2015, total availability under the Revolver was $391.7 million, with no outstanding borrowings and outstanding standby letters of credit of $8.3 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.3 million.
We are currently in compliance with all covenants under our indenture governing the Senior Notes and our credit agreement.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Significant Products
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 2, 2015		May 3, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$439.7	21.3%	$438.0	21.9%
New video game software	613.6	29.8%	559.9	28.0%
Pre-owned and value video game products	582.4	28.3%	602.9	30.2%
Video game accessories	150.5	7.3%	145.1	7.3%
Digital	46.0	2.2%	56.1	2.8%
Mobile and consumer electronics	136.8	6.6%	102.2	5.1%
Other(2)	91.6	4.5%	92.1	4.7%
Total	$2,060.6	100.0%	$1,996.3	100.0%

	13 Weeks Ended
	May 2, 2015		May 3, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$37.2	8.5%	$44.7	10.2%
New video game software	138.7	22.6%	127.2	22.7%
Pre-owned and value video game products	286.0	49.1%	298.4	49.5%
Video game accessories	55.8	37.1%	55.0	37.9%
Digital	35.4	77.0%	35.8	63.8%
Mobile and consumer electronics	54.5	39.8%	37.0	36.2%
Other(2)	31.4	34.3%	28.3	30.7%
Total	$639.0	31.0%	$626.4	31.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

9.	Segment Information
 We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce website www.gamestop.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no intersegment sales during the 13 weeks ended May 2, 2015 and May 3, 2014.
The reconciliation of segment profit to earnings before income taxes for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively, is as follows (in millions):

13 weeks ended May 2, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,492.7	$89.7	$112.0	$264.0	$102.2	$2,060.6
Segment operating earnings (loss)	120.5	3.7	1.7	(5.1)	3.1	123.9
Interest income						0.2
Interest expense						(5.6)
Earnings before income taxes						$118.5

13 weeks ended May 3, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,397.7	$90.3	$116.5	$331.6	$60.2	$1,996.3
Segment operating earnings (loss)	106.6	2.4	1.7	(10.8)	6.0	105.9
Interest income						0.2
Interest expense						(0.8)
Earnings before income taxes						$105.3

10.	Subsequent Events
Dividend
On May 26, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on June 23, 2015 to stockholders of record at the close of business on June 10, 2015. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
As of June 2, 2015, we have purchased an additional 0.5 million shares of our Class A Common Stock for an average price per share of $40.01 since May 2, 2015.
Geeknet Acquisition
On June 2, 2015, we announced our entry into a definitive agreement to acquire Geeknet, Inc. ("Geeknet"). Geeknet is an online retailer and sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base. Under the terms of the definitive agreement, we will commence a tender offer for all outstanding common shares of Geeknet at $20.00 per share in cash, or approximately $140 million in the aggregate. The transaction is subject to the completion of customary conditions and is expected to close in the second quarter of fiscal 2015.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K for the fiscal year ended January 31, 2015 filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2015 (the “2014 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest multichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of May 2, 2015, we operated 6,715 stores in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, our leading web and mobile gaming platform; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. We also own and operate Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket Wireless (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 30, 2016 ("fiscal 2015") and the fiscal year ended January 31, 2015 ("fiscal 2014") each consists of 52 weeks.
Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased, which has also led to an increase in video game software and accessories sales. The mix of these sales and their differing margins will continue to impact our gross margin percentage in fiscal 2015.
We expect that future growth in the electronic game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, and Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and online timecards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the electronic game industry and in the digital aggregation and distribution category.
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. In fiscal 2013, we completed our acquisitions of Simply Mac, an authorized Apple reseller currently operating in 71 stores, and Spring Mobile, an authorized AT&T reseller currently operating in 410 AT&T branded stores and 68 Cricket Wireless branded stores. We intend to continue to expand the number of our Technology Brands stores in the near future.
We accept trades of pre-owned mobile devices in most of our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain our customers.
Recent Developments
Acquisition activity. During the 13 weeks ended May 2, 2015, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total combined consideration of $10.9 million (net of cash acquired). We recorded $1.1 million of goodwill related to these acquisitions. The pro forma effect assuming these acquisitions were made at the beginning of the prior year presented herein is not material to our consolidated financial statements. As of May 2, 2015, we had not completed the final fair value assignments and continue to analyze certain matters related to the valuation of intangible assets. We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.
On June 2, 2015, we announced our entry into a definitive agreement to acquire Geeknet, Inc. ("Geeknet"). Geeknet is an online retailer and sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base. Under the terms of the definitive agreement, we will commence a tender offer for all outstanding common shares of Geeknet at $20.00 per share in cash, or approximately $140 million in the aggregate. The transaction is subject to the completion of customary conditions and is expected to close in the second quarter of fiscal 2015.
Additionally, as part of our efforts to drive long-term shareholder value, we have accomplished the following return of capital activities in fiscal 2015:
Quarterly cash dividend. On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. On March 24, 2015, we paid our first quarterly dividend of fiscal 2015 of $0.36 per share of Class A Common Stock to stockholders of record on March 17, 2015. Additionally, on May 26, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on June 23, 2015 to stockholders of record at the close of business on June 10, 2015. Future dividends will be subject to approval by our Board of Directors.
Share repurchase activity. During the first quarter of fiscal 2015, we repurchased 1.2 million shares of our Class A Common Stock at an average price per share of $39.03 for a total of $46.4 million. Between May 3, 2015 and June 2, 2015, we repurchased 0.5 million shares at an average price per share of $40.01 for a total of $20.8 million, and we have $380.1 million remaining under our latest authorization from November 2014.
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part 2 - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2014 Annual Report on Form 10-K.
Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	May 2, 2015		May 3, 2014
	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$2,060.6	100.0%	$1,996.3	100.0%
Cost of sales	1,421.6	69.0	1,369.9	68.6
Gross profit	639.0	31.0	626.4	31.4
Selling, general and administrative expenses	479.3	23.3	481.0	24.1
Depreciation and amortization	35.8	1.7	39.5	2.0
Operating earnings	123.9	6.0	105.9	5.3
Interest expense, net	5.4	0.2	0.6	—
Earnings before income tax expense	118.5	5.8	105.3	5.3
Income tax expense	44.7	2.2	37.3	1.9
Net income	$73.8	3.6%	$68.0	3.4%

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
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	May 2, 2015		May 3, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$439.7	21.3%	$438.0	21.9%
New video game software	613.6	29.8%	559.9	28.0%
Pre-owned and value video game products	582.4	28.3%	602.9	30.2%
Video game accessories	150.5	7.3%	145.1	7.3%
Digital	46.0	2.2%	56.1	2.8%
Mobile and consumer electronics	136.8	6.6%	102.2	5.1%
Other(2)	91.6	4.5%	92.1	4.7%
Total	$2,060.6	100.0%	$1,996.3	100.0%

	13 Weeks Ended
	May 2, 2015		May 3, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$37.2	8.5%	$44.7	10.2%
New video game software	138.7	22.6%	127.2	22.7%
Pre-owned and value video game products	286.0	49.1%	298.4	49.5%
Video game accessories	55.8	37.1%	55.0	37.9%
Digital	35.4	77.0%	35.8	63.8%
Mobile and consumer electronics	54.5	39.8%	37.0	36.2%
Other(2)	31.4	34.3%	28.3	30.7%
Total	$639.0	31.0%	$626.4	31.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

13 weeks ended May 2, 2015 compared with the 13 weeks ended May 3, 2014

	13 Weeks Ended		Change
	May 2, 2015	May 3, 2014	$	%
	Dollars in millions
Statement of Operations Data:
Net sales	$2,060.6	$1,996.3	$64.3	3.2%
Cost of sales	1,421.6	1,369.9	51.7	3.8
Gross profit	639.0	626.4	12.6	2.0
Selling, general and administrative expenses	479.3	481.0	(1.7)	(0.4)
Depreciation and amortization	35.8	39.5	(3.7)	(9.4)
Operating earnings	123.9	105.9	18.0	17.0
Interest expense, net	5.4	0.6	4.8	800.0
Earnings before income tax expense	118.5	105.3	13.2	12.5
Income tax expense	44.7	37.3	7.4	19.8
Net income	$73.8	$68.0	$5.8	8.5%

	13 Weeks Ended		Change
	May 2, 2015	May 3, 2014	$	%
	Dollars in millions
Net Sales:
New video game hardware(1)	$439.7	$438.0	$1.7	0.4%
New video game software	613.6	559.9	53.7	9.6
Pre-owned and value video game products	582.4	602.9	(20.5)	(3.4)
Video game accessories	150.5	145.1	5.4	3.7
Digital	46.0	56.1	(10.1)	(18.0)
Mobile and consumer electronics	136.8	102.2	34.6	33.9
Other(2)	91.6	92.1	(0.5)	(0.5)
Total	$2,060.6	$1,996.3	$64.3	3.2%

	13 Weeks Ended		Change
	May 2, 2015	May 3, 2014	$	%
	Dollars in millions
Gross Profit:
New video game hardware(1)	$37.2	$44.7	$(7.5)	(16.8)%
New video game software	138.7	127.2	11.5	9.0
Pre-owned and value video game products	286.0	298.4	(12.4)	(4.2)
Video game accessories	55.8	55.0	0.8	1.5
Digital	35.4	35.8	(0.4)	(1.1)
Mobile and consumer electronics	54.5	37.0	17.5	47.3
Other(2)	31.4	28.3	3.1	11.0
Total	$639.0	$626.4	$12.6	2.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $64.3 million, or 3.2%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 8.6% compared to the prior year period, due to strong sales performance in the current year period associated with new video game software, as well as the continued growth of the Technology Brands segment. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $97.6 million for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014.
The net increase in net sales was due to the following:

•
New video game hardware sales increased $1.7 million, or 0.4%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, due to the growth in sales of the next generation consoles.

•
New video game software sales increased $53.7 million, or 9.6%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, primarily due to stronger sell-through of new titles released in the current year period as compared to the prior year.

•
Video game accessories sales increased $5.4 million, or 3.7%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, due to greater sales of accessories for use with the next generation consoles.

•
Mobile and consumer electronics sales increased $34.6 million, or 33.9%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, primarily due to the acquisitions of stores and opening stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $42.0 million for the current year quarter as compared to the prior year.

The increases described above were partially offset by the following:

•
Pre-owned and value video game product sales decreased $20.5 million, or 3.4%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, primarily due to unfavorable foreign exchange rate fluctuations. Excluding the impact of foreign exchange rate fluctuations, pre-owned and value video game product sales grew 0.8% for the current year quarter as compared to the prior year.

•
Digital sales decreased $10.1 million, or 18.0%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, primarily due to a larger portion of sales recognized on a net basis compared to the prior year period, as well as unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $2.9 million for the current year quarter as compared to the prior year.

Cost of Sales
Cost of sales increased $51.7 million, or 3.8%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $12.6 million, or 2.0%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014, and gross profit as a percentage of net sales was 31.0% in the current year compared to 31.4% in the prior year period. The gross profit dollar increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $23.4 million year-over-year.
The net decrease in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on new video game hardware decreased to 8.5% in the 13 weeks ended May 2, 2015 from 10.2% in the 13 weeks ended May 3, 2014. The gross profit percentage decrease was driven by the mix of greater next generation console sales, which carry lower margins compared to the prior generation, combined with lower warranty sales in the current quarter as compared to the prior year period.

The decrease described above was partially offset by the following:

•
Gross profit as a percentage of sales on digital sales increased to 77.0% in the 13 weeks ended May 2, 2015 from 63.8% in the 13 weeks ended May 3, 2014, due to strong growth of downloadable content ("DLC") in the current year quarter, which carries higher gross margins compared to other products in this category, and the recognition of higher Kongregate gross margin on a net basis in the current year.

•
Gross profit as a percentage of sales on mobile and consumer electronics revenues increased to 39.8% in the 13 weeks ended May 2, 2015 from 36.2% in the 13 weeks ended May 3, 2014, due to the mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

•
Gross profit as a percentage of sales on other product categories increased to 34.3% in the 13 weeks ended May 2, 2015 from 30.7% in the 13 weeks ended May 3, 2014, due to an increase in licensed merchandise sales.

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased $1.7 million, or 0.4%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014. The decrease was primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $27.2 million for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014. This decrease was offset in part by growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands selling, general and administrative expenses increased $24.3 million in the current year compared to the prior year period. Included in selling, general and administrative expenses are $10.3 million and $5.9 million in stock-based compensation expense for the 13 weeks ended May 2, 2015 and May 3, 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $3.7 million, or 9.4%, for the 13 weeks ended May 2, 2015 compared to the 13 weeks ended May 3, 2014. This decrease was primarily due to a decrease in capital initiatives associated with our Video Game Brands segments.
Interest Income and Expense
Interest income of $0.2 million for the 13 weeks ended May 2, 2015, resulting from the investment of excess cash balances, was flat from $0.2 million for the 13 weeks ended May 3, 2014. Interest expense of $5.6 million in the current year increased $4.8 million from $0.8 million in the prior year primarily due to higher borrowings, including the $350.0 million issuance of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes") in September 2014, which is discussed more fully in Note 6, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $44.7 million, representing an effective tax rate of 37.7%, for the 13 weeks ended May 2, 2015, compared to $37.3 million, representing an effective tax rate of 35.4%, for the 13 weeks ended May 3, 2014. The difference in the effective income tax rate between the current and prior year period was primarily due to discrete items recorded in the respective periods combined with the overall mix of earnings in the various countries where we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $123.9 million for the 13 weeks ended May 2, 2015, or a 17.0% increase from operating earnings of $105.9 million for the 13 weeks ended May 3, 2014. Additionally, net income was $73.8 million for the 13 weeks ended May 2, 2015, which represented an 8.5% increase from net income of $68.0 million for the 13 weeks ended May 3, 2014.

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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):

As of and for the 13 Weeks Ended May 2, 2015	United States	Canada	Australia	Europe	Technology Brands		Consolidated
Net sales	$1,492.7	$89.7	$112.0	$264.0	$102.2		$2,060.6
Segment operating earnings (loss)	$120.5	$3.7	$1.7	$(5.1)	$3.1		$123.9
Segment Operating data:
Store count	4,109	330	421	1,306	549		6,715
Comparable store sales	9.1%	12.4%	11.7%	3.4%	n/a	(1)	8.6%

As of and for the 13 Weeks Ended May 3, 2014	United States	Canada	Australia	Europe	Technology Brands		Consolidated
Net sales	$1,397.7	$90.3	$116.5	$331.6	$60.2		$1,996.3
Segment operating earnings (loss)	$106.6	$2.4	$1.7	$(10.8)	$6.0		$105.9
Segment Operating data:
Store count	4,215	334	414	1,447	270		6,680
Comparable store sales	5.7%	11.5%	14.3%	2.3%	n/a	(1)	5.8%
___________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business.

13 weeks ended May 2, 2015 compared with the 13 weeks ended May 3, 2014
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce website www.gamestop.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended May 2, 2015 increased $95.0 million, or 6.8%, compared to the 13 weeks ended May 3, 2014, primarily due to the increase in comparable store sales of 9.1%. This increase in comparable store sales was driven by the continued strength of next generation hardware sales and the stronger sell-through of new software titles released in the current year period as compared to the prior year. Operating earnings for the 13 weeks ended May 2, 2015 increased $13.9 million, or 13.0%, compared to the prior year period, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for the 13 weeks ended May 2, 2015 decreased $0.6 million, or 0.7%, compared to the 13 weeks ended May 3, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $11.8 million in the current year compared to the prior year period. Comparable store sales for the 13 weeks ended May 2, 2015 increased 12.4%, driven by strong next generation hardware, software and accessories sales. Operating earnings for the 13 weeks ended May 2, 2015 increased $1.3 million, or 54.2%, due to the increase in comparable store sales.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended May 2, 2015 decreased $4.5 million, or 3.9%, compared to the 13 weeks ended May 3, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $19.7 million in the current year compared to the prior year period. Comparable store sales for the 13 weeks ended May 2, 2015 increased 11.7%, driven by strong next generation software and accessories sales. Operating earnings for the 13 weeks ended May 2, 2015 were flat at $1.7 million, compared to the prior year period.

Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 13 weeks ended May 2, 2015 decreased $67.6 million, or 20.4%, compared to the 13 weeks ended May 3, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $66.1 million in the current year compared to the prior year period. Comparable store sales for the 13 weeks ended May 2, 2015 increased 3.4%, driven by strong next generation software sales. Operating earnings for the 13 weeks ended May 2, 2015 improved $5.7 million, or 52.8%, compared to the prior year period, due to cost control efforts in the European segment.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 13 weeks ended May 2, 2015 increased $42.0 million, or 69.8%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 13 weeks ended May 2, 2015 decreased $2.9 million, or 48.3%, compared to the prior year period, primarily due to our expansion and related investments in selling, general and administrative expenses in the current year to prepare for the growth of additional stores in the remainder of fiscal 2015. This investment in selling, general and administrative expenses will continue and is expected to negatively impact our second quarter operating earnings as well.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400 million asset-based revolving credit facility (the “Revolver”) together will provide sufficient liquidity to fund our operations, our continued investments in our Technology Brands businesses, digital initiatives, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of May 2, 2015, we had total cash on hand of $369.8 million and an additional $391.7 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 13 weeks ended May 2, 2015, cash used in operations was $128.6 million, compared to $277.2 million during the 13 weeks ended May 3, 2014. The decrease in cash used in operations of $148.6 million was primarily due to a decrease in cash used in operations for working capital purposes, which decreased $140.7 million from a use of $383.7 million in the 13 weeks ended May 3, 2014 to a use of $243.0 million in the 13 weeks ended May 2, 2015. The decrease in cash flow used in operations for working capital was due primarily to a decrease in cash payments for income taxes and merchandise inventories during the current quarter as compared to the prior year period. Merchandise inventory payments were higher in the prior year as a result of higher inventory purchases to support the console launch in November 2013.
Cash used in investing activities was $38.2 million and $52.3 million during the 13 weeks ended May 2, 2015 and the 13 weeks ended May 3, 2014, respectively. The $14.1 million decrease in cash used in investing activities is primarily attributable to a decrease of $16.7 million related to fewer Technology Brands acquisitions during the 13 weeks ended May 2, 2015 as compared to the prior year period.
Cash used in financing activities was $80.1 million and $14.8 million during the 13 weeks ended May 2, 2015 and the 13 weeks ended May 3, 2014, respectively. In the prior year period, share repurchases and dividend payments were funded in part by $75.0 million in borrowings from the Revolver. In the current year period, our share repurchases and dividend payments were funded by cash flows from operations and decreased $5.1 million, compared to $86.8 million in the prior year period. There were no borrowings from the Revolver during the 13 weeks ended May 2, 2015.

Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% Senior Notes due October 1, 2019. The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding balance of the Senior Notes at May 2, 2015 was $350.0 million.
The indenture governing the Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, dividends, distributions, the incurrence of additional debt and the repurchase of debt that is junior to the Senior Notes. These covenants are subject to certain exceptions and qualifications.
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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) if excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 2, 2015, we had no borrowings or repayments under the Revolver. As of May 2, 2015, total availability under the Revolver was $391.7 million, with no outstanding borrowings and outstanding standby letters of credit of $8.3 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.3 million.
We are currently in compliance with all covenants under our indenture governing the Senior Notes and our credit agreement.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened nine Video Game Brands stores and opened or acquired a net of 65 Technology Brands stores in the 13 weeks ended May 2, 2015, and we are on track to open or acquire approximately 450-550 Technology Brands stores in fiscal 2015. Capital expenditures for fiscal 2015 are projected to be approximately $150-170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
During the 13 weeks ended May 2, 2015, we repurchased 1.2 million shares at an average price per share of $39.03 for a total of $46.4 million. Between May 3, 2015 and June 2, 2015, we repurchased 0.5 million shares at an average price per share of $40.01 for a total of $20.8 million, and we have $380.1 million remaining under our latest authorization from November 2014.
On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. On March 24, 2015, we paid our first quarterly dividend of fiscal 2015 of $0.36 per share of Class A Common Stock to stockholders of record on March 17, 2015. Additionally, on May 26, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on June 23, 2015 to stockholders of record at the close of business on June 10, 2015. Future dividends will be subject to approval by our Board of Directors.
On June 2, 2015, we announced our entry into a definitive agreement to acquire Geeknet. Under the terms of the definitive agreement, we will commence a tender offer for all outstanding common shares of Geeknet at $20.00 per share in cash, or approximately $140 million in the aggregate. The transaction is subject to the completion of customary conditions and is expected to close in the second quarter of fiscal 2015.
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our Revolver will be sufficient to fund our operations, our continued investments in our Technology Brands businesses, digital initiatives, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
Recently Issued Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, "Simplifying the Presentation of Debt Issuance Costs." This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. On April 1, 2015, the FASB proposed deferring the effective date by one year to December 15, 2017. The FASB has also proposed permitting early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements as well as the appropriate method of adoption.
Disclosure Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our Annual Report on Form 10-K for the year ended January 31, 2015 as well as Item 1A of Part II of this Form 10-Q for a description of these risks and uncertainties.
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2014 Annual Report on Form 10-K.

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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2014 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended May 2, 2015 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions of dollars)
February 1 through February 28, 2015	507,646	$37.24	306,960	$435.9
March 1 through April 4, 2015	381,500	39.68	334,693	422.7
April 5 through May 2, 2015	548,300	39.68	548,300	400.9
Total	1,437,446	$38.82	1,189,953
 ___________________

(1)
The number of shares purchased includes shares of common stock reacquired from our employees who tendered owned shares to satisfy the tax withholding on equity awards as part of our long term incentive plans. For the 13 weeks ended May 2, 2015, 247,493 shares were reacquired at an average per share price of $37.78 pursuant to our long-term incentive plan.

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 9, 2015

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 9, 2015

EXHIBIT INDEX

Exhibit Number	Description
10.1*
Form of Restricted Share Agreement issued pursuant to the 2011 Incentive Plan of GameStop Corp. (previously filed as Exhibit 10.1 to the Current Report on Form 8-K of GameStop Corp. filed on March 9, 2015).

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (2)

101.INS	XBRL Instance Document (3)
101.SCH	XBRL Taxonomy Extension Schema (3)
101.CAL	XBRL Taxonomy Extension Calculation Linkbase (3)
101.DEF	XBRL Taxonomy Extension Definition Linkbase (3)
101.LAB	XBRL Taxonomy Extension Label Linkbase (3)
101.PRE	XBRL Taxonomy Extension Presentation Linkbase (3)

*    This exhibit is a management or compensatory contract.

(1)	Filed herewith.

(2)	Furnished herewith.

(3)	Submitted electronically herewith.