Form 10-Q
period 2015-08-01
GameStop Corp.
filed 2015-09-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of September 1, 2015: 105,489,060

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	August 1, 2015	August 2, 2014	January 31, 2015
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$136.2	$193.0	$610.1
Receivables, net	118.3	91.2	113.5
Merchandise inventories, net	988.3	1,061.0	1,144.8
Deferred income taxes — current	65.9	59.2	65.6
Prepaid expenses and other current assets	192.9	181.9	128.5
Total current assets	1,501.6	1,586.3	2,062.5
Property and equipment:
Land	17.7	21.0	18.3
Buildings and leasehold improvements	627.9	621.9	609.2
Fixtures and equipment	926.3	864.0	888.2
Total property and equipment	1,571.9	1,506.9	1,515.7
Less accumulated depreciation	1,108.6	1,057.2	1,061.5
Net property and equipment	463.3	449.7	454.2
Goodwill	1,472.0	1,420.6	1,390.4
Other intangible assets, net	301.6	222.0	237.8
Other noncurrent assets	100.3	84.9	101.4
Total noncurrent assets	2,337.2	2,177.2	2,183.8
Total assets	$3,838.8	$3,763.5	$4,246.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$481.1	$460.8	$815.6
Accrued liabilities	847.4	743.1	803.6
Income taxes payable	3.5	29.7	15.4
Current portion of debt	12.5	214.1	5.1
Total current liabilities	1,344.5	1,447.7	1,639.7
Deferred income taxes	96.0	58.9	95.9
Long-term debt	350.0	0.3	350.6
Other long-term liabilities	81.0	75.2	92.4
Total long-term liabilities	527.0	134.4	538.9
Total liabilities	1,871.5	1,582.1	2,178.6
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — 5.0 shares authorized; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; 300.0 shares authorized; 105.9, 112.8 and 107.7 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in-capital	—	65.8	—
Accumulated other comprehensive income (loss)	(55.4)	104.1	(25.4)
Retained earnings	2,022.6	2,011.4	2,093.0
Total stockholders’ equity	1,967.3	2,181.4	2,067.7
Total liabilities and stockholders’ equity	$3,838.8	$3,763.5	$4,246.3
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In millions, except per share data)
Net sales	$1,761.9	$1,731.4	$3,822.5	$3,727.7
Cost of sales	1,181.4	1,180.5	2,603.0	2,550.4
Gross profit	580.5	550.9	1,219.5	1,177.3
Selling, general and administrative expenses	490.8	475.4	970.1	956.4
Depreciation and amortization	38.0	38.8	73.8	78.3
Operating earnings	51.7	36.7	175.6	142.6
Interest income	(0.1)	(0.1)	(0.3)	(0.3)
Interest expense	5.7	1.2	11.3	2.0
Earnings before income tax expense	46.1	35.6	164.6	140.9
Income tax expense	20.8	11.0	65.5	48.3
Net income	$25.3	$24.6	$99.1	$92.6
Basic net income per common share	$0.24	$0.22	$0.92	$0.81
Diluted net income per common share	$0.24	$0.22	$0.92	$0.80
Dividends per common share	$0.36	$0.33	$0.72	$0.66
Weighted average shares of common stock outstanding — basic	106.5	113.6	107.2	114.3
Weighted average shares of common stock outstanding — diluted	107.2	114.3	107.8	115.1

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In millions)
Net income	$25.3	$24.6	$99.1	$92.6
Other comprehensive income:
Foreign currency translation adjustment	(40.4)	(7.6)	(30.0)	21.6
Total comprehensive (loss) income	$(15.1)	$17.0	$69.1	$114.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(In millions)
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income for the 26 weeks ended August 1, 2015	—	—	—	—	99.1	99.1
Foreign currency translation	—	—	—	(30.0)	—	(30.0)
Dividends(1)	—	—	—	—	(78.4)	(78.4)
Stock-based compensation expense	—	—	17.9	—	—	17.9
Repurchase of common shares	(2.6)	—	(16.0)	—	(91.1)	(107.1)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $6.6)	0.8	—	(1.9)	—	—	(1.9)

Balance at August 1, 2015	105.9	$0.1	$—	$(55.4)	$2,022.6	$1,967.3

(1)	Dividends declared per common share were $0.72 in the 26 weeks ended August 1, 2015.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Retained Earnings	Total
	(In millions)
Balance at February 2, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income for the 26 weeks ended August 2, 2014	—	—	—	—	92.6	92.6
Foreign currency translation	—	—	—	21.6	—	21.6
Dividends(2)	—	—	—	—	(77.1)	(77.1)
Stock-based compensation expense	—	—	12.6	—	—	12.6
Repurchase of common shares	(3.2)	—	(127.7)	—	—	(127.7)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $4.4)	0.7	—	8.0	—	—	8.0

Balance at August 2, 2014	112.8	$0.1	$65.8	$104.1	$2,011.4	$2,181.4

(2)	Dividends declared per common share were $0.66 in the 26 weeks ended August 2, 2014.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	August 1, 2015	August 2, 2014
	(In millions)
Cash flows from operating activities:
Net income	$99.1	$92.6
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	74.6	79.4
Stock-based compensation expense	17.9	12.6
Deferred income taxes	—	(13.2)
Excess tax benefits related to stock-based awards	(6.6)	(4.4)
Loss on disposal of property and equipment	3.3	2.1
Other	0.3	20.1
Changes in operating assets and liabilities:
Receivables, net	1.2	(4.8)
Merchandise inventories	158.9	125.8
Prepaid expenses and other current assets	(19.8)	(19.9)
Prepaid income taxes and income taxes payable	(44.5)	(115.7)
Accounts payable and accrued liabilities	(302.2)	(450.1)
Changes in other long-term liabilities	(5.2)	0.2
Net cash flows used in operating activities	(23.0)	(275.3)
Cash flows from investing activities:
Purchase of property and equipment	(75.8)	(51.5)
Acquisitions, net of cash acquired of $13.9 and $2.5 million, respectively	(200.0)	(43.1)
Other	2.3	(0.9)
Net cash flows used in investing activities	(273.5)	(95.5)
Cash flows from financing activities:
Repurchase of common shares	(104.1)	(123.8)
Dividends paid	(77.2)	(75.7)
Borrowings from the revolver	126.0	476.0
Repayments of revolver borrowings	(115.0)	(266.0)
Payments of financing costs	—	(1.3)
Issuance of common stock, net of share repurchases for withholdings taxes	(2.4)	(2.0)
Excess tax benefits related to stock-based awards	6.6	4.4
Net cash flows (used in) provided by financing activities	(166.1)	11.6
Exchange rate effect on cash and cash equivalents	(11.3)	16.0
Net decrease in cash and cash equivalents	(473.9)	(343.2)
Cash and cash equivalents at beginning of period	610.1	536.2
Cash and cash equivalents at end of period	$136.2	$193.0

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
Our Video Game Brands segments make us the world's largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStopTM, EB GamesTM and Micromania stores. Additionally, we recently acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website. Geeknet also sells certain exclusive products to wholesale channel customers. As of August 1, 2015, our Video Game Brands segments operated 6,133 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate the electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. Our network also includes: www.kongregate.com, a leading browser-based game site; www.thinkgeek.com, a leading retailer of exclusive and unique video game and pop culture products; Game InformerTM magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications.
Our Technology Brands segment owns and operates Spring Mobile©, an authorized AT&T® reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket WirelessTM (an AT&T brand) in the United States, as well as a certified Apple© reseller selling Apple consumer electronic products in the United States under the name Simply Mac©. As of August 1, 2015, our Technology Brands segment operated 731 stores.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 31, 2015 (the “2014 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 26 weeks ended August 1, 2015 are not indicative of the results to be expected for the 52 weeks ending January 30, 2016 (“fiscal 2015”).
Restricted Cash
Restricted cash of $9.9 million, $13.6 million and $12.7 million as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This standard will be applied prospectively and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
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
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

2.	Acquisitions
United States Video Game Brands
On July 17, 2015, we purchased Geeknet, an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base.
Total consideration was $126.0 million, net of $13.9 million of cash acquired. The following table summarizes our preliminary allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Geeknet acquisition as of the purchase date:

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

As of July 17, 2015
(In millions)
Receivables, net	$6.9
Merchandise inventories, net	25.0
Prepaid expenses and other current assets	12.5
Fixtures and equipment	0.9
Deferred income taxes	2.8
Other non-current assets	0.1
Goodwill	67.2
Other intangibles assets, net	30.9
Total assets acquired	146.3

Accounts payable	3.6
Accrued liabilities	16.6
Other long-term liabilities	0.1
Total liabilities assumed	20.3

Net assets acquired	$126.0
The goodwill of $67.2 million resulting from the acquisition is not deductible for tax purposes and represents the value we paid for the knowledge and expertise of, and established presence in, the collectibles market. We incurred $5.6 million of transaction costs during the 13 weeks ended August 1, 2015 related to the Geeknet acquisition which were recorded in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. The operating results of Geeknet have been included in our consolidated financial statements beginning on the closing date of July 17, 2015 and are reported in our United States Video Game Brands segment. The pro forma effect assuming this acquisition was made at the beginning of the earliest period presented herein is not material to our consolidated financial statements. As of August 1, 2015, we had not completed the final fair value assignments and continue to analyze certain matters primarily related to the valuation of deferred income taxes.
Technology Brands
During the first half of fiscal 2015, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total combined consideration of $74.0 million (net of cash acquired). We recorded $21.6 million of goodwill and $40.9 million of other intangible assets related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of the earliest period presented herein is not material to our consolidated financial statements. As of August 1, 2015, we had not completed the final fair value assignments related to these acquisitions and continue to analyze certain matters related to the valuation of intangible assets and deferred income taxes.
We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

3.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	26 Weeks Ended August 1, 2015		26 Weeks Ended August 2, 2014
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Stock options – time-vested	—	$—	283	$12.37
Restricted stock awards – time-vested	457	40.42	437	38.64
Restricted stock awards – performance-based	189	40.16	182	38.52
Total stock-based awards	646		902

For restricted stock awards and stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each restricted stock award grant is based on the closing price of our Class A Common Stock on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life, expected volatility, expected dividend yield and expected employee forfeiture rate. We use historical data to estimate the option life, dividend yield and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. No stock options were granted during the 26 weeks ended August 1, 2015.
The following assumptions were used with respect to the stock options granted for the 26 weeks ended August 2, 2014:

Volatility	46.5%
Risk-free interest rate	1.7%
Expected term (years)	5.5
Expected dividend yield	3.4%

During the first quarter of 2015, we recorded additional compensation expense of $3.8 million related to employees whose equity based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service, upon adoption of the Company's retirement policy, which became effective in February 2015. Total stock-based compensation recognized in selling, general and administrative expenses was as follows for the periods indicated:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In millions)
Stock-based compensation expense	$7.6	$6.8	$17.9	$12.6

As of August 1, 2015, the unrecognized compensation expense related to the unvested portion of our stock options was $1.9 million, which is expected to be recognized over a weighted average period of 1.3 years, and the unrecognized compensation expense related to unvested restricted shares was $34.2 million, which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised during the 13 weeks ended August 1, 2015 and the 13 weeks ended August 2, 2014 was $1.3 million and $5.1 million, respectively. The total intrinsic value of options exercised during the 26 weeks ended August 1, 2015 and the 26 weeks ended August 2, 2014 was $4.9 million and $6.3 million, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
	(In millions, except per share data)
Net income	$25.3	$24.6	$99.1	$92.6
Weighted average common shares outstanding	106.5	113.6	107.2	114.3
Dilutive effect of options and restricted shares on common stock(1)	0.7	0.7	0.6	0.8
Common shares and dilutive potential common shares	107.2	114.3	107.8	115.1
Net income per common share:
Basic	$0.24	$0.22	$0.92	$0.81
Diluted	$0.24	$0.22	$0.92	$0.80
___________________

(1)
Excludes 0.9 million, 1.5 million, 0.9 million, and 1.6 million stock-based awards for the 13 weeks ended August 1, 2015, the 13 weeks ended August 2, 2014, the 26 weeks ended August 1, 2015 and the 26 weeks ended August 2, 2014, respectively, because their effects were antidilutive.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	August 1, 2015 Level 2	August 2, 2014 Level 2	January 31, 2015 Level 2
Assets
Foreign currency contracts
Other current assets	$44.4	$2.0	$32.0
Other noncurrent assets	12.2	3.2	22.7
Company-owned life insurance(1)	8.9	7.2	8.7
Total assets	$65.5	$12.4	$63.4
Liabilities
Foreign currency contracts
Accrued liabilities	$37.2	$7.6	$23.3
Other long-term liabilities	6.0	1.6	13.0
Nonqualified deferred compensation(2)	1.2	1.1	1.2
Total liabilities	$44.4	$10.3	$37.5
___________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $1,192.5 million, $713.4 million and $1,128.5 million as of August 1, 2015, August 2, 2014 and January 31, 2015, respectively.
Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2015	August 2, 2014	August 1, 2015	August 2, 2014
Gains (Losses) on the change in fair value of derivative instruments	$(8.1)	$9.1	$(1.1)	$10.4
Gains (Losses) on the remeasurement of related intercompany loans and foreign currency assets and liabilities	9.7	(8.4)	2.7	(9.1)
Total	$1.6	$0.7	$1.6	$1.3
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended August 1, 2015 or August 2, 2014, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with the Geeknet acquisition and our Technology Brands acquisitions during the 13 weeks ended August 1, 2015. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. See Note 3 for further information associated with the values recorded in the acquisitions.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of August 1, 2015, our 5.50% Senior Notes due 2019 had a carrying value of $350.0 million and a fair value of $364.9 million. The fair value of the Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our external pricing source are observable in active markets.

6.	Debt
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes"). The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding balance of the Senior Notes at August 1, 2015 was $350.0 million.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

may not incur more than $1 billion of senior secured debt and $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 1, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 1, 2015, we cumulatively borrowed $126.0 million and subsequently repaid $115.0 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended August 1, 2015 were $3.4 million, and our average interest rate on those borrowings was 3.5%. As of August 1, 2015, total availability under the Revolver was $328.2 million, with outstanding borrowings of $11.0 million and outstanding standby letters of credit of $8.3 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.2 million.
We are currently in compliance with all covenants under our indenture governing the Senior Notes and our credit agreement.

7.	Commitments and Contingencies
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, shareholder actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

8.	Significant Products
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$324.9	18.4%	$332.3	19.2%	$764.6	20.0%	$770.3	20.7%
New video game software	467.2	26.5%	497.0	28.7%	1,080.8	28.3%	1,056.9	28.4%
Pre-owned and value video game products	560.8	31.8%	558.0	32.2%	1,143.2	29.9%	1,160.9	31.1%
Video game accessories	125.8	7.1%	107.5	6.2%	276.3	7.2%	252.6	6.8%
Digital	41.6	2.4%	52.3	3.0%	87.6	2.3%	108.4	2.9%
Mobile and consumer electronics	142.2	8.1%	112.1	6.5%	279.0	7.3%	214.3	5.7%
Other(2)	99.4	5.7%	72.2	4.2%	191.0	5.0%	164.3	4.4%
Total	$1,761.9	100.0%	$1,731.4	100.0%	$3,822.5	100.0%	$3,727.7	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$33.4	10.3%	$31.6	9.5%	$70.6	9.2%	$76.2	9.9%
New video game software	110.8	23.7%	115.7	23.3%	249.5	23.1%	242.9	23.0%
Pre-owned and value video game products	257.8	46.0%	262.1	47.0%	543.8	47.6%	560.5	48.3%
Video game accessories	45.7	36.3%	41.9	39.0%	101.5	36.7%	96.9	38.4%
Digital	32.8	78.8%	34.0	65.0%	68.2	77.9%	69.8	64.4%
Mobile and consumer electronics	64.5	45.4%	40.5	36.1%	119.0	42.7%	77.6	36.2%
Other(2)	35.5	35.7%	25.1	34.8%	66.9	35.0%	53.4	32.5%
Total	$580.5	32.9%	$550.9	31.8%	$1,219.5	31.9%	$1,177.3	31.6%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys, collectibles (including sales from our newly acquired ThinkGeek operations, beginning in July 2015), strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

9.	Segment Information
 We report our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

video game systems, software and related accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 26 weeks ended August 1, 2015 and August 2, 2014.
The reconciliation of segment profit to earnings before income taxes for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively, is as follows (in millions):

13 weeks ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,187.4	$78.2	$130.6	$251.9	$113.8	$1,761.9
Segment operating earnings (loss)	51.9	1.8	4.6	(7.0)	0.4	51.7
Interest income						0.1
Interest expense						(5.7)
Earnings before income taxes						$46.1

13 weeks ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,101.0	$82.9	$142.1	$335.3	$70.1	$1,731.4
Segment operating earnings (loss)	35.6	1.2	4.8	(12.0)	7.1	36.7
Interest income						0.1
Interest expense						(1.2)
Earnings before income taxes						$35.6

26 weeks ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,680.1	$167.9	$242.6	$515.9	$216.0	$3,822.5
Segment operating earnings (loss)	172.4	5.5	6.3	(12.2)	3.6	175.6
Interest income						0.3
Interest expense						(11.3)
Earnings before income taxes						$164.6

26 weeks ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,498.7	$173.2	$258.6	$667.0	$130.2	$3,727.7
Segment operating earnings (loss)	142.2	3.6	6.5	(22.8)	13.1	142.6
Interest income						0.3
Interest expense						(2.0)
Earnings before income taxes						$140.9

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

10.	Subsequent Events
Dividend
On August 25, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on September 22, 2015 to stockholders of record at the close of business on September 9, 2015. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
As of September 1, 2015, we have purchased an additional 0.4 million shares of our Class A Common Stock for an average price per share of $45.50 since August 1, 2015.

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
Our Video Game Brands segments make us the world's largest multichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStopTM, EB GamesTM and Micromania stores. Additionally, we recently acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website. Geeknet also sells certain exclusive products to wholesale channel customers. As of August 1, 2015, our Video Game Brands segments operated 6,133 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate the electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. Our network also includes: www.kongregate.com, a leading browser-based game site; www.thinkgeek.com, a leading retailer of exclusive and unique video game and pop culture products; Game InformerTM magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications.
Our Technology Brands segment owns and operates Spring Mobile©, an authorized AT&T® reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket WirelessTM (an AT&T brand) in the United States, as well as a certified Apple© reseller selling Apple consumer electronic products in the United States under the name Simply Mac©. As of August 1, 2015, our Technology Brands segment operated 731 stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 30, 2016 ("fiscal 2015") and the fiscal year ended January 31, 2015 ("fiscal 2014") each consists of 52 weeks.
Growth in the electronic game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased, which has also led to an increase in video game software and accessories sales. The mix of these sales and their differing margins has impacted and will continue to impact our gross margin percentage in fiscal 2015.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle. In fiscal 2013, we completed our acquisitions of Simply Mac, an authorized Apple reseller currently operating in 72 stores, and Spring Mobile, an authorized AT&T reseller currently operating in 590 AT&T branded stores and 69 Cricket Wireless branded stores. We intend to continue to expand the number of our Technology Brands stores in the near future. Additionally, in July 2015, we acquired Geeknet to broaden our product offerings in the collectibles category, and we intend to continue investing in this category going forward.

We accept trades of pre-owned mobile devices in most of our stores. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain our customers.
Recent Developments
Acquisition activity. On July 17, 2015, we purchased Geeknet, an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. Total consideration was $126.0 million, net of $13.9 million of cash acquired. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base.
During the first half of fiscal 2015, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for total combined consideration of $74.0 million (net of cash acquired). We recorded $21.6 million of goodwill and $40.9 million of other intangible assets related to these acquisitions. The pro forma effect assuming these acquisitions were made at the beginning of the earliest period presented herein is not material to our consolidated financial statements. As of August 1, 2015, we had not completed the final fair value assignments related to these acquisitions and continue to analyze certain matters related to the valuation of intangible assets and deferred income taxes. We continue to believe that our Spring Mobile and Simply Mac businesses represent important strategic growth opportunities for us within the specialty retail marketplace and also provide avenues for diversification relative to our core operations in the video game retail marketplace.
Additionally, as part of our efforts to drive long-term shareholder value, we have accomplished the following return of capital activities in fiscal 2015:
Quarterly cash dividend. On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. On March 24, 2015 and June 23, 2015, we made quarterly dividend payments of $0.36 per share of Class A Common Stock to stockholders of record on March 17, 2015 and June 10, 2015, respectively. Additionally, on August 25, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on September 22, 2015 to stockholders of record at the close of business on September 9, 2015. Future dividends will be subject to approval by our Board of Directors.
Share repurchase activity. During the first half of fiscal 2015, we repurchased 2.6 million shares of our Class A Common Stock at an average price per share of $41.21 for a total of $107.1 million. Between August 2, 2015 and September 1, 2015, we repurchased 0.4 million shares at an average price per share of $45.50 for a total of $20.0 million, and we have $320.2 million remaining under our latest authorization from November 2014.
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

Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$1,761.9	100.0%	$1,731.4	100.0%	$3,822.5	100.0%	$3,727.7	100.0%
Cost of sales	1,181.4	67.1	1,180.5	68.2	2,603.0	68.1	2,550.4	68.4
Gross profit	580.5	32.9	550.9	31.8	1,219.5	31.9	1,177.3	31.6
Selling, general and administrative expenses	490.8	27.8	475.4	27.5	970.1	25.4	956.4	25.7
Depreciation and amortization	38.0	2.2	38.8	2.2	73.8	1.9	78.3	2.1
Operating earnings	51.7	2.9	36.7	2.1	175.6	4.6	142.6	3.8
Interest expense, net	5.6	0.3	1.1	0.1	11.0	0.3	1.7	—
Earnings before income tax expense	46.1	2.6	35.6	2.0	164.6	4.3	140.9	3.8
Income tax expense	20.8	1.2	11.0	0.6	65.5	1.7	48.3	1.3
Net income	$25.3	1.4%	$24.6	1.4%	$99.1	2.6%	$92.6	2.5%

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
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$324.9	18.4%	$332.3	19.2%	$764.6	20.0%	$770.3	20.7%
New video game software	467.2	26.5%	497.0	28.7%	1,080.8	28.3%	1,056.9	28.4%
Pre-owned and value video game products	560.8	31.8%	558.0	32.2%	1,143.2	29.9%	1,160.9	31.1%
Video game accessories	125.8	7.1%	107.5	6.2%	276.3	7.2%	252.6	6.8%
Digital	41.6	2.4%	52.3	3.0%	87.6	2.3%	108.4	2.9%
Mobile and consumer electronics	142.2	8.1%	112.1	6.5%	279.0	7.3%	214.3	5.7%
Other(2)	99.4	5.7%	72.2	4.2%	191.0	5.0%	164.3	4.4%
Total	$1,761.9	100.0%	$1,731.4	100.0%	$3,822.5	100.0%	$3,727.7	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 1, 2015		August 2, 2014		August 1, 2015		August 2, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$33.4	10.3%	$31.6	9.5%	$70.6	9.2%	$76.2	9.9%
New video game software	110.8	23.7%	115.7	23.3%	249.5	23.1%	242.9	23.0%
Pre-owned and value video game products	257.8	46.0%	262.1	47.0%	543.8	47.6%	560.5	48.3%
Video game accessories	45.7	36.3%	41.9	39.0%	101.5	36.7%	96.9	38.4%
Digital	32.8	78.8%	34.0	65.0%	68.2	77.9%	69.8	64.4%
Mobile and consumer electronics	64.5	45.4%	40.5	36.1%	119.0	42.7%	77.6	36.2%
Other(2)	35.5	35.7%	25.1	34.8%	66.9	35.0%	53.4	32.5%
Total	$580.5	32.9%	$550.9	31.8%	$1,219.5	31.9%	$1,177.3	31.6%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys, collectibles (including sales from our newly acquired ThinkGeek operations, beginning in July 2015), strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

13 weeks ended August 1, 2015 compared with the 13 weeks ended August 2, 2014

	13 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$1,761.9	$1,731.4	$30.5	1.8%
Cost of sales	1,181.4	1,180.5	0.9	0.1
Gross profit	580.5	550.9	29.6	5.4
Selling, general and administrative expenses	490.8	475.4	15.4	3.2
Depreciation and amortization	38.0	38.8	(0.8)	(2.1)
Operating earnings	51.7	36.7	15.0	40.9
Interest expense, net	5.6	1.1	4.5	409.1
Earnings before income tax expense	46.1	35.6	10.5	29.5
Income tax expense	20.8	11.0	9.8	89.1
Net income	$25.3	$24.6	$0.7	2.8%

	13 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$324.9	$332.3	$(7.4)	(2.2)%
New video game software	467.2	497.0	(29.8)	(6.0)
Pre-owned and value video game products	560.8	558.0	2.8	0.5
Video game accessories	125.8	107.5	18.3	17.0
Digital	41.6	52.3	(10.7)	(20.5)
Mobile and consumer electronics	142.2	112.1	30.1	26.9
Other(2)	99.4	72.2	27.2	37.7
Total	$1,761.9	$1,731.4	$30.5	1.8%

	13 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$33.4	$31.6	$1.8	5.7%
New video game software	110.8	115.7	(4.9)	(4.2)
Pre-owned and value video game products	257.8	262.1	(4.3)	(1.6)
Video game accessories	45.7	41.9	3.8	9.1
Digital	32.8	34.0	(1.2)	(3.5)
Mobile and consumer electronics	64.5	40.5	24.0	59.3
Other(2)	35.5	25.1	10.4	41.4
Total	$580.5	$550.9	$29.6	5.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys, collectibles (including sales from our newly acquired ThinkGeek operations, beginning in July 2015), strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $30.5 million, or 1.8%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 8.1% compared to the prior year period, due to strong sales performance in the current year period associated with video game accessories, interactive toys, collectibles and pre-owned and value video game products, as well as the continued growth of our Technology Brands segment. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $97.3 million for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014. The impact of foreign exchange rate fluctuations was calculated by converting our local currency financial results for the current period using the prior period exchange rates and comparing these amounts to our current period reported results.
The net increase in net sales was due to the following:

•
Mobile and consumer electronics sales increased $30.1 million, or 26.9%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, primarily due to the acquisition and opening of stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $43.7 million for the current year quarter as compared to the prior year.

•
Other product category sales increased $27.2 million, or 37.7%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, due to greater sales of interactive toys as well as collectibles that we continue to expand globally.

•
Video game accessories sales increased $18.3 million, or 17.0%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, due to greater sales of accessories for use with the next generation consoles.

•
Pre-owned and value video game product sales increased $2.8 million, or 0.5%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, primarily due to greater sales of next generation hardware and software. Foreign exchange rate fluctuations had the effect of reducing the growth of pre-owned and value video game product sales from 5.1% to 0.5% in the current year quarter as compared to the prior year.

The increases described above were partially offset by the following:

•
New video game software sales decreased $29.8 million, or 6.0%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $33.3 million for the current year quarter as compared to the prior year.

•
Digital sales decreased $10.7 million, or 20.5%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, primarily due to a larger portion of sales recognized on a net basis compared to the prior year period, as well as unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $2.8 million for the current year quarter as compared to the prior year.

•
New video game hardware sales decreased $7.4 million, or 2.2%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $19.6 million for the current year quarter as compared to the prior year.

Cost of Sales
Cost of sales increased $0.9 million, or 0.1%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $29.6 million, or 5.4%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014, and gross profit as a percentage of net sales was 32.9% in the current year compared to 31.8% in the prior year period. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $22.9 million year-over-year.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on digital sales increased to 78.8% in the 13 weeks ended August 1, 2015 from 65.0% in the 13 weeks ended August 2, 2014, due to a larger portion of sales recognized on a net basis compared to the prior year period and strong growth of DLC, driven by titles Witcher 3 and Batman: Arkham Knight in the current year quarter. DLC carries higher gross margins compared to other products in this category.

•
Gross profit as a percentage of sales on mobile and consumer electronics increased to 45.4% in the 13 weeks ended August 1, 2015 from 36.1% in the 13 weeks ended August 2, 2014, due to the mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on video game accessories decreased to 36.3% in the 13 weeks ended August 1, 2015 from 39.0% in the 13 weeks ended August 2, 2014, due to the increased mix of sales of headsets and controllers, which carry lower gross margins relative to the total video game accessories category.

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.0% in the 13 weeks ended August 1, 2015 from 47.0% in the 13 weeks ended August 2, 2014, due to more aggressive trade promotions as well as a greater mix of sales of next generation video game products, which carry lower gross margins early in the console cycle than the previous generation products. As the console cycle matures, we generally expect gross profit on the sales of next generation video game products to increase.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $15.4 million, or 3.2%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands selling, general and administrative expenses increased $26.4 million in the current year compared to the prior year period, as a result of the 412 stores added since the prior year quarter and the preparation for the stores expected to be added in the back half of fiscal 2015. Additionally, United States Video Game Brands selling, general and administrative expenses increased $19.6 million in the current year compared to the prior year period, driven mainly by costs related to the acquisition of Geeknet. This increase was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $27.6 million for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014.

Included in selling, general and administrative expenses are $7.6 million and $6.8 million in stock-based compensation expense for the 13 weeks ended August 1, 2015 and August 2, 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $0.8 million, or 2.1%, for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014. This decrease was primarily due to a decrease in capital initiatives associated with our Video Game Brands segments.
Interest Expense, Net
Interest expense, net increased $4.5 million for the 13 weeks ended August 1, 2015 compared to the 13 weeks ended August 2, 2014 due to the $350.0 million issuance of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes") in September 2014, which is discussed more fully in Note 6, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $20.8 million, representing an effective tax rate of 45.1%, for the 13 weeks ended August 1, 2015, compared to $11.0 million, representing an effective tax rate of 30.9%, for the 13 weeks ended August 2, 2014. The difference in the effective income tax rate between the current and prior year period was primarily due to non-deductible costs related to the acquisition of Geeknet, as well as the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $51.7 million for the 13 weeks ended August 1, 2015, or a 40.9% increase from operating earnings of $36.7 million for the 13 weeks ended August 2, 2014. Additionally, net income was $25.3 million for the 13 weeks ended August 1, 2015, which represented a 2.8% increase from net income of $24.6 million for the 13 weeks ended August 2, 2014.
26 weeks ended August 1, 2015 compared with the 26 weeks ended August 2, 2014

	26 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$3,822.5	$3,727.7	$94.8	2.5%
Cost of sales	2,603.0	2,550.4	52.6	2.1
Gross profit	1,219.5	1,177.3	42.2	3.6
Selling, general and administrative expenses	970.1	956.4	13.7	1.4
Depreciation and amortization	73.8	78.3	(4.5)	(5.7)
Operating earnings	175.6	142.6	33.0	23.1
Interest expense, net	11.0	1.7	9.3	547.1
Earnings before income tax expense	164.6	140.9	23.7	16.8
Income tax expense	65.5	48.3	17.2	35.6
Net income	$99.1	$92.6	$6.5	7.0%

	26 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$764.6	$770.3	$(5.7)	(0.7)%
New video game software	1,080.8	1,056.9	23.9	2.3
Pre-owned and value video game products	1,143.2	1,160.9	(17.7)	(1.5)
Video game accessories	276.3	252.6	23.7	9.4
Digital	87.6	108.4	(20.8)	(19.2)
Mobile and consumer electronics	279.0	214.3	64.7	30.2
Other(2)	191.0	164.3	26.7	16.3
Total	$3,822.5	$3,727.7	$94.8	2.5%

	26 Weeks Ended		Change
	August 1, 2015	August 2, 2014	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$70.6	$76.2	$(5.6)	(7.3)%
New video game software	249.5	242.9	6.6	2.7
Pre-owned and value video game products	543.8	560.5	(16.7)	(3.0)
Video game accessories	101.5	96.9	4.6	4.7
Digital	68.2	69.8	(1.6)	(2.3)
Mobile and consumer electronics	119.0	77.6	41.4	53.4
Other(2)	66.9	53.4	13.5	25.3
Total	$1,219.5	$1,177.3	$42.2	3.6%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from the sales of PC entertainment software, interactive toys, collectibles (including sales from our newly acquired ThinkGeek operations, beginning in July 2015), strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $94.8 million, or 2.5%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014. The increase in net sales was primarily attributable to an increase in comparable store sales of 8.4% compared to the prior year period, due to strong sales performance in the current year period associated with video game accessories, interactive toys, collectibles and new video game software, as well as the continued growth of our Technology Brands segment. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $194.9 million for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014.
The net increase in net sales was due to the following:

•
Mobile and consumer electronics sales increased $64.7 million, or 30.2%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, primarily due to the acquisition and opening of stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $85.8 million for the current year period as compared to the prior year.

•
Other sales increased $26.7 million, or 16.3%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, due to greater sales of interactive toys as well as collectibles that we continue to expand globally.

•
New video game software sales increased $23.9 million, or 2.3%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, primarily due to stronger sell-through of new titles released in the current year period as compared to the prior year.

•
Video game accessories sales increased $23.7 million, or 9.4%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, due to greater sales of accessories for use with the next generation consoles.

The increases described above were partially offset by the following:

•
Digital sales decreased $20.8 million, or 19.2%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, primarily due to a larger portion of sales recognized on a net basis compared to the prior year period, as well as unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $5.7 million for the current year period as compared to the prior year.

•
Pre-owned and value video game product sales decreased $17.7 million, or 1.5%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $51.1 million for the current year period as compared to the prior year. Foreign exchange rate fluctuations had the effect of reducing the growth of pre-owned and value video game product sales from 2.9% growth to a 1.5% decline in the current year period as compared to the prior year.

Cost of Sales
Cost of sales increased $52.6 million, or 2.1%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, primarily as a result of the increase in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $42.2 million, or 3.6%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014, and gross profit as a percentage of net sales was 31.9% in the current year compared to 31.6% in the prior year period. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $46.2 million year-over-year.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on digital sales increased to 77.9% in the 26 weeks ended August 1, 2015 from 64.4% in the 26 weeks ended August 2, 2014, due to a larger portion of sales recognized on a net basis compared to the prior year period and strong growth of DLC in the current year period, which carries higher gross margins compared to other products in this category.

•
Gross profit as a percentage of sales on mobile and consumer electronics revenues increased to 42.7% in the 26 weeks ended August 1, 2015 from 36.2% in the 26 weeks ended August 2, 2014, due to the mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

•
Gross profit as a percentage of sales on other product categories increased to 35.0% in the 26 weeks ended August 1, 2015 from 32.5% in the 26 weeks ended August 2, 2014, due to an increase in collectibles sales.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on video game accessories decreased to 36.7% in the 26 weeks ended August 1, 2015 from 38.4% in the 26 weeks ended August 2, 2014, due to the increased mix of sales of headsets and controllers, which carry lower gross margins relative to the total video game accessories category.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $13.7 million, or 1.4%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands selling, general and administrative expenses increased $50.7 million in the current year compared to the prior year period, as a result of the 412 stores added since the prior year period and the preparation for the stores expected to be added in the back half of fiscal 2015. Additionally, United States Video Game Brands selling, general and administrative expenses increased $21.3 million in the current year compared to the prior year period, driven mainly by costs related to the acquisition of Geeknet as well as additional compensation expense related to the adoption of the Company's retirement policy, which became effective in February 2015. This increase was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $54.8 million for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014. Included in selling, general and administrative expenses are $17.9 million and $12.6 million in stock-based compensation expense for the 26 weeks ended August 1, 2015 and August 2, 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expense decreased $4.5 million, or 5.7%, for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014. This decrease was primarily due to a decrease in capital initiatives associated with our Video Game Brands segments.

Interest Expense, Net
Interest expense, net increased $9.3 million for the 26 weeks ended August 1, 2015 compared to the 26 weeks ended August 2, 2014 due to the $350.0 million issuance of unsecured 5.50% senior notes due October 1, 2019 (the "Senior Notes") in September 2014, which is discussed more fully in Note 6, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $65.5 million, representing an effective tax rate of 39.8%, for the 26 weeks ended August 1, 2015, compared to $48.3 million, representing an effective tax rate of 34.3%, for the 26 weeks ended August 2, 2014. The difference in the effective income tax rate between the current and prior year period was primarily due to non-deductible costs related to the acquisition of Geeknet, as well as the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $175.6 million for the 26 weeks ended August 1, 2015, or a 23.1% increase from operating earnings of $142.6 million for the 26 weeks ended August 2, 2014. Additionally, net income was $99.1 million for the 26 weeks ended August 1, 2015, which represented an 7.0% increase from net income of $92.6 million for the 26 weeks ended August 2, 2014.

Segment Performance
We report our business in the following segments: Video Game Brands, which consists of four segments in the United States, Canada, Australia and Europe, and Technology Brands. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products), new and pre-owned mobile devices and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended August 1, 2015 compared with the 13 weeks ended August 2, 2014

As of and for the 13 Weeks Ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,187.4	$78.2	$130.6	$251.9	$113.8	$1,761.9
Segment operating earnings (loss)	$51.9	$1.8	$4.6	$(7.0)	$0.4	$51.7
Segment Operating data:
Store count	4,083	327	427	1,296	731	6,864
Comparable store sales(1)	10.8%	8.5%	10.2%	(3.8)%	n/a	8.1%

As of and for the 13 Weeks Ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,101.0	$82.9	$142.1	$335.3	$70.1	$1,731.4
Segment operating earnings (loss)	$35.6	$1.2	$4.8	$(12.0)	$7.1	$36.7
Segment Operating data:
Store count	4,197	333	415	1,434	319	6,698
Comparable store sales(1)	19.7%	28.7%	25.5%	25.9%	n/a	21.9%
___________________

(1)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. The calculation of comparable store sales for our international operating segments excludes the effect of changes in foreign currency exchange rates. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business.
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended August 1, 2015 increased $86.4 million, or 7.8%, compared to the 13 weeks ended August 2, 2014, primarily due to the increase in comparable store sales of 10.8%. This increase in comparable store sales was driven by the continued strength of next generation hardware sales and greater sales of accessories in the current quarter as compared to the prior year quarter. Operating earnings for the 13 weeks ended August 1, 2015 increased $16.3 million, or 45.8%, compared to the prior year period, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for the 13 weeks ended August 1, 2015 decreased $4.7 million, or 5.7%, compared to the 13 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $12.0 million in the current quarter compared to the prior year quarter. Comparable store sales for the 13 weeks ended August 1, 2015 increased 8.5%, driven by strong sales of accessories and collectibles. Operating earnings for the 13 weeks ended August 1, 2015 increased $0.6 million, or 50.0%, due to the increase in comparable store sales.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended August 1, 2015 decreased $11.5 million, or 8.1%, compared to the 13 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $29.2 million in the current quarter compared to the prior year quarter. Comparable store sales for the 13 weeks ended August 1, 2015 increased 10.2%, driven by strong next generation software and pre-owned product sales. Operating earnings for the 13 weeks ended August 1, 2015 decreased $0.2 million, or 4.2%, due to the impact of foreign exchange rate fluctuations.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 13 weeks ended August 1, 2015 decreased $83.4 million, or 24.9%, compared to the 13 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $56.1 million in the current quarter compared to the prior year quarter. Additionally, the results for the prior year quarter included sales attributable to our Spain operations, which we exited in October 2014. Comparable store sales for the 13 weeks ended August 1, 2015 decreased 3.8%, driven by a decrease in next generation hardware and software sales in the current quarter compared to the prior year quarter, primarily due to higher in-stock positions in the prior year period. Operating earnings for the 13 weeks ended August 1, 2015 improved $5.0 million, or 41.7%, compared to the prior year period, due primarily to cost control efforts in the European segment.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 13 weeks ended August 1, 2015 increased $43.7 million, or 62.3%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 13 weeks ended August 1, 2015 decreased $6.7 million, or 94.4%, compared to the prior year period, primarily due to our expansion and related investments in selling, general and administrative expenses in the current quarter to prepare for the growth of additional stores in the remainder of fiscal 2015.

26 weeks ended August 1, 2015 compared with the 26 weeks ended August 2, 2014

As of and for the 26 Weeks Ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,680.1	$167.9	$242.6	$515.9	$216.0	$3,822.5
Segment operating earnings (loss)	$172.4	$5.5	$6.3	$(12.2)	$3.6	$175.6
Segment Operating data:
Store count	4,083	327	427	1,296	731	6,864
Comparable store sales(1)	9.9%	10.6%	10.9%	(0.3)%	n/a	8.4%

As of and for the 26 Weeks Ended August 2, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,498.7	$173.2	$258.6	$667.0	$130.2	$3,727.7
Segment operating earnings (loss)	$142.2	$3.6	$6.5	$(22.8)	$13.1	$142.6
Segment Operating data:
Store count	4,197	333	415	1,434	319	6,698
Comparable store sales(1)	11.4%	19.1%	20.2%	13.0%	n/a	12.7%
___________________

(1)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. The calculation of comparable store sales for our international operating segments excludes the effect of changes in foreign currency exchange rates. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 26 weeks ended August 1, 2015 increased $181.4 million, or 7.3%, compared to the 26 weeks ended August 2, 2014, primarily due to the increase in comparable store sales of 9.9%. This increase in comparable store sales was driven by the continued strength of next generation hardware sales and the stronger sell-through of new software titles released in the current year period as compared to the prior year. Operating earnings for the 26 weeks ended August 1, 2015 increased $30.2 million, or 21.2%, compared to the prior year period, driven primarily by the current year increase in net sales and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for the 26 weeks ended August 1, 2015 decreased $5.3 million, or 3.1%, compared to the 26 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $23.8 million in the current year compared to the prior year period. Comparable store sales for the 26 weeks ended August 1, 2015 increased 10.6%, driven by strong next generation hardware, software and accessories sales. Operating earnings for the 26 weeks ended August 1, 2015 increased $1.9 million, or 52.8%, due to the increase in comparable store sales.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for the 26 weeks ended August 1, 2015 decreased $16.0 million, or 6.2%, compared to the 26 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $48.9 million in the current year compared to the prior year period. Comparable store sales for the 26 weeks ended August 1, 2015 increased 10.9%, driven by strong next generation software and pre-owned product sales. Operating earnings for the 26 weeks ended August 1, 2015 decreased $0.2 million, or 3.1%, due to the impact of foreign exchange rate fluctuations.

Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 26 weeks ended August 1, 2015 decreased $151.1 million, or 22.7%, compared to the 26 weeks ended August 2, 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $122.2 million in the current year compared to the prior year period. Additionally, the results for the 26 weeks ended August 2, 2014 included sales attributable to our Spain operations, which we exited in October 2014. Comparable store sales for the 26 weeks ended August 1, 2015 were relatively flat, decreasing 0.3%. Operating earnings for the 26 weeks ended August 1, 2015 improved $10.6 million, or 46.5%, compared to the prior year period, due primarily to cost control efforts in the European segment.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 26 weeks ended August 1, 2015 increased $85.8 million, or 65.9%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 26 weeks ended August 1, 2015 decreased $9.5 million, or 72.5%, compared to the prior year period, primarily due to our expansion and related investments in selling, general and administrative expenses in the current year to prepare for the growth of additional stores in the remainder of fiscal 2015.
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
As of August 1, 2015, we had total cash on hand of $136.2 million and an additional $328.2 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 26 weeks ended August 1, 2015, cash used in operations was $23.0 million, compared to $275.3 million during the 26 weeks ended August 2, 2014. The decrease in cash used in operations of $252.3 million was primarily due to a decrease in cash used in operations for working capital purposes, which decreased $258.3 million from a use of $464.7 million in the 26 weeks ended August 2, 2014 to a use of $206.4 million in the 26 weeks ended August 1, 2015. The decrease in cash used in operations for working capital was due primarily to a decrease in cash payments for income taxes and an increase in accounts payable and accrued liabilities during the current year as compared to the prior year period due to timing of payments.
Cash used in investing activities was $273.5 million and $95.5 million during the 26 weeks ended August 1, 2015 and the 26 weeks ended August 2, 2014, respectively. The $178.0 million increase in cash used in investing activities is primarily attributable to the Geeknet acquisition and an increase of $30.9 million used to fund additional Technology Brands acquisitions during the 26 weeks ended August 1, 2015 as compared to the prior year period.
Cash used in financing activities was $166.1 million during the 26 weeks ended August 1, 2015, compared to cash provided by financing activities of $11.6 million during the 26 weeks ended August 2, 2014. The $177.7 million additional use of cash for financing activities in the 26 weeks ended August 1, 2015 as compared to the same 26-week period in 2014 was primarily due to a difference in net Revolver borrowings. Net Revolver borrowings were $11.0 million in the current year period as compared to

$210.0 million in the prior year period. This reduction in net Revolver borrowings was slightly offset by $19.7 million fewer share repurchases made in the current year period as compared to the prior year.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% Senior Notes due October 1, 2019. The Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding balance of the Senior Notes at August 1, 2015 was $350.0 million.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 1, 2015, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 1, 2015, we cumulatively borrowed $126.0 million and subsequently repaid $115.0 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended August 1, 2015 were $3.4 million, and our average interest rate on those borrowings was 3.5%. As of August 1, 2015, total availability under the Revolver was $328.2 million, with outstanding borrowings of $11.0 million and outstanding standby letters of credit of $8.3 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2015, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.2 million.
We are currently in compliance with all covenants under our indenture governing the Senior Notes and our credit agreement.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened 29 Video Game Brands stores and opened or acquired a net of 247 Technology Brands stores in the 26 weeks ended August 1, 2015, and we are on track to open or acquire approximately 450-550 Technology Brands stores in fiscal 2015. Capital expenditures for fiscal 2015 are projected to be approximately $150-170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
During the first half of fiscal 2015, we repurchased 2.6 million shares of our Class A Common Stock at an average price per share of $41.21 for a total of $107.1 million. Between August 2, 2015 and September 1, 2015, we repurchased 0.4 million shares at an average price per share of $45.50 for a total of $20.0 million, and we have $320.2 million remaining under our latest authorization from November 2014.
On March 3, 2015, our Board of Directors authorized an increase in our annual cash dividend from $1.32 to $1.44 per share of Class A Common Stock, which represents an increase of 9%. On March 24, 2015 and June 23, 2015, we made quarterly dividend payments of $0.36 per share of Class A Common Stock to stockholders of record on March 17, 2015 and June 10, 2015, respectively. Additionally, on August 25, 2015, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.36 per share of Class A Common Stock payable on September 22, 2015 to stockholders of record at the close of business on September 9, 2015. Future dividends will be subject to approval by our Board of Directors.
On July 17, 2015, we purchased Geeknet, an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. Total consideration was $126.0 million, net of $13.9 million of cash acquired. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base.
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
Recently Issued Accounting Pronouncements
In July 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-11, "Simplifying the Measurement of Inventory." This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.

In April 2015, the FASB issued ASU 2015-05, "Customer's Accounting for Fees Paid in a Cloud Computing Arrangement." This standard provides guidance about whether a cloud computing arrangement includes a software license and is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. This standard will be applied prospectively and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
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
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption. On July 9, 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for interim and annual reporting periods beginning after that date and to permit early adoption of the standard, but not before the original effective date of December 15, 2016. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements as well as the appropriate method of adoption.
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
In July 2015, we acquired Geeknet. We are currently in the process of integrating Geeknet into our assessment of our internal control over financial reporting. Because Geeknet does not constitute a significant portion of our operations on a consolidated basis, we do not currently expect this integration effort to have a material effect on our internal control over financial reporting. Geeknet represented 3.9% of our consolidated assets and less than 1% of our consolidated net sales and consolidated net income as of and for the 26 weeks ended August 1, 2015.

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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. On July 17, 2015, we purchased Geeknet, an online and wholesale retailer and developer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of Geeknet provides an expansion of our global multichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base. Accordingly, in addition to the risk factors disclosed in our 2014 Annual Report on Form 10-K, we disclose the following:
As a seller of certain consumer products, we are subject to various federal, state, local and international laws, regulations, and statutes relating to product safety and consumer protection.
While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in penalties which could have a negative impact on our business, financial condition and results of operations. We may also be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs or reputational damage associated with product recalls or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended August 1, 2015 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
				(In millions of dollars)
May 3 through May 30, 2015	519,677	$40.01	519,677	$380.1
May 31 through July 4, 2015	458,600	43.47	458,600	360.2
July 5 through Aug 1, 2015	431,600	46.22	431,600	340.2
Total	1,409,877	$43.04	1,409,877

Item 6.	Exhibits
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2015

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 9, 2015

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