Form 10-K
period 2016-01-30
GameStop Corp.
filed 2016-03-28
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2016
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant was approximately $4.76 billion, based upon the closing market price of $45.85 per share of Class A Common Stock on the New York Stock Exchange as of August 1, 2015. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 17, 2016:103,875,772
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2016 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized reseller , the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of January 30, 2016, GameStop's retail network and family of brands include 7,117 company-operated stores in the United States, Australia, Canada and Europe.
We are a Delaware corporation which, through a predecessor, began operations as a specialty retailer of video games in November 1996. Our corporate office is located in Grapevine, Texas.
Our Reportable Segments
We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment.
Video Game Brands
The Video Game Brands segments include 6,081 stores, 4,013 of which are included in the United States segment. There are 325, 444, and 1,299 stores in the Canadian, Australian and European segments, respectively. The stores in our four Video Game Brands segments operate primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”), and Micromania. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products. Our Video Game Brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell certain mobile and consumer electronics products and collectible products. Through our omnichannel sales process, our customers can buy video game products and other merchandise online, reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. Our electronic commerce websites operate under the names www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk, www.micromania.fr and www.thinkgeek.com. The network also includes: www.kongregate.com, a leading browser-based game site; Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. Within our Video Game Brands segments, we operate 35 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 32 collectibles stores in international markets operating under the Zing Pop Culture brand and three stores in the United States operating under the ThinkGeek brand.
Technology Brands
Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile operates 890 AT&T branded wireless retail stores and 70 Cricket branded pre-paid wireless stores. The AT&T branded stores sell both pre and post-paid AT&T services, DirecTV service and wireless products, as well as related accessories and other consumer electronics products. Pre-paid AT&T services, wireless devices and related accessories are sold through the Cricket branded stores. Simply Mac operates 76 Simply Mac© branded stores which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronics products. As an authorized Apple reseller, Simply Mac also offers certified training, warranty and repair services to its customers.
Additional information, including financial information, regarding our reportable segments can be found in “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this Form 10-K and in Note 17, "Segment Information," to our consolidated financial statements.
Our Strategy
During the past few years, we have transformed from the world’s largest specialty retailer of physical video game products into a family of retail brands selling many of the world’s most popular technologies and pop-culture products. Our vision is to continue to expand our business as a global family of specialty retail brands. Our mission is to continue to be the world’s largest omnichannel retailer of new and pre-owned and value video game products, to continue to grow sales of digital products, to expand the sales of collectible products through our video game stores and www.thinkgeek.com, to increase the number of our pop culture-themed stores and to strategically grow our Technology Brands segment to further diversify our revenue streams. Our goal is to have 50% or more of our operating earnings for the 52 weeks ending February 1, 2020 (“fiscal 2019”) come from sources other than physical gaming.
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

Our competencies in real estate and human resource management stem from our experience in rapid growth retail environments with a history of opening 300-400 stores annually, including growing our Technology Brands segment by over 550 stores during the 52 weeks ended January 30, 2016 (“fiscal 2015”).
We have anchored our strategy and growth plans upon the following pillars:

•
Maximize brick and mortar stores. Our strategy regarding our retail stores includes growing our leading market share in video games, utilizing our stores to grow digital sales and applying our retail expertise to our Technology Brands businesses. Our growth strategy depends in part upon opening new stores and operating them profitably. We expect to open approximately 140 new stores in fiscal 2016, including 90 Video Game Brands stores (including 84 collectibles stores) and 50 Technology Brands stores. Our strategy also includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We plan to close approximately 200 Video Game Brands stores worldwide in fiscal 2016.

In our video game stores, we provide a high level of customer service by hiring game enthusiasts and providing them with ongoing sales training, including training in the latest technical and functional elements of our products and services, making them the most knowledgeable associates in the video game retail market. We focus marketing efforts and store associates on driving the sale of new release video game products, both physical and digital. As the world’s largest retailer of video game products with a proven capability to capture market share immediately following new product launches, we believe we regularly receive larger allocations of popular new video game products than our competitors. To assist our customers in obtaining immediate access to new releases, we offer our customers the opportunity to pre-order products in our stores or through our websites prior to their release.
Our Technology Brands businesses center around two strategic relationships: a long-term partnership with AT&T under which we sell AT&T products and services in our Spring Mobile managed AT&T and Cricket branded stores and certain AT&T products and services in our Simply Mac stores, and an agreement with Apple under which we sell Apple products and services in our Simply Mac stores.
We acquired Spring Mobile in November 2013. Spring Mobile has grown from approximately 90 AT&T branded stores at the end of 2012 to 890 stores as of January 30, 2016, through a program with two primary focuses. The first of these is to acquire AT&T resellers. The second is opening what we refer to as “whitespace” stores, or new stores in retail locations identified by either AT&T or Spring Mobile management and agreed to by both parties. AT&T supports the opening of new whitespace stores by its resellers in an effort to increase the size of its retail distribution channel. Both of these represent opportunities for strong growth in the near term for Spring Mobile.
We began opening pre-paid wireless stores in a few markets in November 2013 and have expanded to 70 Cricket stores operated by Spring Mobile as of the end of fiscal 2015 and expect to continue to expand our prepaid stores with AT&T.
Simply Mac has grown from 8 stores in the fall of 2012, when we acquired 49.9% of the company, to 76 stores as of the end of fiscal 2015. We completed the acquisition of the remaining ownership in Simply Mac in November 2013. We intend to continue to open new Simply Mac stores in the coming years. Simply Mac’s primary focus for store expansion is in U.S. markets which generally do not have the size and demographics to make them attractive for an Apple-owned store.
In connection with the continued expansion of our Technology Brands business, Spring Mobile and Simply Mac completed acquisitions of several additional AT&T resellers and an authorized Apple retailer, respectively, in fiscal 2015. We continue to seek opportunities to extend core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle.
In July 2015, we purchased ThinkGeek, an online and wholesale retailer and developer that sells pop culture themed collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of ThinkGeek provides an expansion of our global omnichannel platform and enables us to broaden our product offering in the collectibles category, including standalone stores and deepen relationships with our existing customer base.

•
Expand our pre-owned business. We believe we are the largest retailer of pre-owned video game products in the world and carry the broadest selection of pre-owned and value video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade-in and purchase pre-owned video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our pre-owned video game products from trade-ins made in our stores by our customers. Pre-owned and value video game products generate significantly higher gross margins than new video game products. Our strategy consists of continuing to expand our product assortment to drive sales and gross profit growth, increasing consumer awareness of the benefits of trading in and buying pre-owned video game products through increased marketing activities and the use of both broad and targeted marketing to our loyalty program members. The supply of trade-ins of video game products, and the demand for resale of these products, is affected by overall demand for video game products and the introduction of new software and hardware by our suppliers. We expect the continued adoption of next-generation consoles and software to drive trade-ins of video game products, thereby expanding our supply of pre-owned video game products.

Our Simply Mac stores also offer customers the opportunity to trade-in and purchase pre-owned Apple products.

•
Own the customer. Sustaining and growing our existing customer base is dependent upon our ability to increase GameStop brand awareness, to drive membership in our loyalty programs, to engage with customers online, through social media and our mobile apps, and to expand our market leadership position by offering a variety of new and pre-owned video game products and continuing to enhance our mobile and digital product and service offerings. We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. Our U.S. loyalty program, called PowerUp RewardsTM ("PowerUp Rewards"), had over 33 million members as of January 30, 2016. Our loyalty programs in our video game stores in the remaining countries had over 13 million members as of January 30, 2016. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. Approximately 6 million of the 33 million U.S. loyalty members were paying members. Our websites allow our customers to buy games online, reserve or pick up merchandise in our stores, order in-store for home delivery and to learn about the latest video game products and their availability in our stores. Together, our loyalty programs, websites, mobile applications, magazine and other properties are a part of our omnichannel retail strategy designed to enhance our relationships with our customers, making it easier for our customers to transact with us and increase loyalty.
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

•
Expand our digital growth strategy. Growth in the video game industry in recent years has been fueled by the proliferation of online game play, the sale of video games delivered in digital form and the expansion of other forms of digital gaming. The recent generations of video game consoles contain the technology to digitally download video game software content and a growing market has developed for the sale of digitally downloadable add-on content for physical games, which the video game industry calls “DLC” and, more recently, full game downloads. The digital game market also consists of both immersive and casual games delivered over the internet to computers, tablets, smart phones and other devices. We sell a variety of digitally downloadable content in our video game stores and on our websites, including DLC, full game downloads, network points cards, prepaid digital and prepaid subscription cards. We believe we are the only significant brick-and-mortar retail seller of DLC and that we are frequently the leading seller of DLC for most major game titles.

Additionally, we operate Kongregate, which is a leading platform for web and mobile gaming that has attracted over 4.9 billion web gameplays and over 2.0 billion mobile gameplays since its launch. Kongregate is also a publisher of mobile games and has several titles available in both the Apple and Google app stores, which have received over 65 million mobile installs. We intend to continue investing in the expansion of Kongregate's mobile game publishing platform through the development of new games designed to appeal to core gamers across the Kongregate and GameStop networks.

•
Maintain a disciplined capital allocation. Our objective in recent years has been to return a significant portion of our free cash flow to our shareholders through share repurchases and dividends unless more strategic opportunities arise that we believe would create more meaningful shareholder returns. In fiscal 2015, we paid dividends of $1.44 per share of Class A Common Stock, totaling approximately $154.1 million for the year. Additionally, on February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend to $1.48 per share of Class A Common Stock, with the first quarterly dividend of fiscal 2016 of $0.37 per share of Class A Common Stock, payable on March 22, 2016 to stockholders of record on March 8, 2016. In fiscal 2015, we repurchased 5.2 million shares of our Class A Common Stock at an average price per share of $38.68 for a total of $202.0 million.

In order to create more meaningful shareholder returns, as we evaluate investments in strategic opportunities, we target internal rates of return (“IRR”) in excess of 20% for whitespace store expansion and acquisitions. The total consideration of the completed acquisitions of additional AT&T resellers and an authorized Apple retailer in fiscal 2015 was $141.5 million net of cash acquired. The total consideration paid for ThinkGeek in July 2015, was $126.0 million, net of $13.9 million of cash acquired.
Market Size
Video Game Products. Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD") and International Development Group ("IDG"), we estimate that the combined market for new physical video game products and PC entertainment software was approximately $20.3 billion in 2015 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third party research firms. Additionally, based on estimates compiled by various market research firms, we estimate that the market in North America for content in digital format (full game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was between $8 billion and $10 billion in 2015.
Mobile and Consumer Electronics. The mobile and consumer electronics market, as we refer to it, consists primarily of wireless services, new and pre-owned mobile devices, such as smart phones and tablets, consumer electronics such as Apple products and services, non-gaming headsets and accessories. The market for wireless devices and services is estimated by CTIA - The Wireless Association® to be approximately $196 billion. We expect that the market for AT&T services and products and the wireless market in general will continue to grow as more and more wireless devices connect to the internet through wireless networks and as AT&T continues to broaden its offerings of content and services, such as DirecTV.

Merchandise
We categorize our sale of products and services as follows:
New Video Game Hardware.  We offer the video game platforms of all major manufacturers, including the Sony PlayStation 4, PlayStation 3, PlayStation Vita, Microsoft Xbox One, Xbox 360 and Kinect and the Nintendo Wii U, Wii and DS line. We also offer extended service agreements on video game hardware and software. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. We are in a console cycle which began with the Nintendo Wii U launch in November 2012 and the launches of the PlayStation 4 and Xbox One in November 2013. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.
New Video Game Software.  We purchase new video game software from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry approximately 600 SKUs of new video game software at any given time across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation.
Pre-owned Video Game Products.  We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We believe this process drives our higher market share, particularly at launch. We resell these pre-owned video game products and have the largest selection (approximately 3,000 SKUs) of pre-owned video game titles which have an average price of $23 as compared to an average price of $44 for new video game titles and which generate significantly higher gross margins than new video game products. Our highly-customized inventory management system allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.
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
Mobile and Consumer Electronics.  Our mobile and consumer electronics business consists primarily of the revenues generated in our Technology Brands segment through Spring Mobile managed AT&T and Cricket branded stores and Simply Mac stores from the sales of wireless products and services and Apple and other consumer electronics. This product category also includes the sale of headphones and accessories and buying, selling and trading of select pre-owned smart phones in a majority of stores in our U.S. and international markets.
Other Products.  Our sales of licensed merchandise and collectibles primarily related to the video game, television and movie industries through our video game stores, ThinkGeek stores, Zing Pop Culture stores and www.thinkgeek.com have grown dramatically in fiscal 2015 to over $300 million. We also offer PC entertainment software from many of the largest PC publishers, including Electronic Arts, Take Two and Activision across a variety of genres, including Sports, Action, Strategy, Adventure/Role Playing and Simulation. We also carry strategy guides, magazines and gaming-related toys, such as Amiibos from Nintendo, Skylanders from Activision and Infinity from Disney.
The products in our Video Games Brands segments are substantially the same regardless of geographic location, with the primary differences in merchandise being the timing of release of new products in the various geographies, language translations and the timing of roll-outs of newly developed technology enabling the sale of new digital products. Our in-store video game product inventory generally consists of a constantly changing selection of over 5,000 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, pre-orders, industry magazines and product reviews to determine which new releases are expected to be hits. Pre-orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.
Store Operations
We design our video game stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout, with an average size of 1,400 square feet. Our video game stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.
Our Technology Brands stores vary in size, with an average size of approximately 1,800 square feet. Our Spring Mobile managed AT&T and Cricket branded stores carry wireless products and accessories, and our Simply Mac stores carry Apple and other consumer electronics.
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
Site Selection and Locations
Site Selection.  Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Spring Mobile managed AT&T and Cricket branded stores are selected after approval from AT&T. Simply Mac stores are selected with input from Apple. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.
Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the U.S. Video Game Brands and Technology Brands segments as of January 30, 2016:

	Number of Stores			Number of Stores			Number of Stores
	U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands
Alabama	62	4	Kentucky	72	8	Ohio	173	10
Alaska	7	—	Louisiana	68	2	Oklahoma	47	—
Arizona	77	27	Maine	10	—	Oregon	35	41
Arkansas	32	1	Maryland	91	11	Pennsylvania	192	32
California	403	172	Massachusetts	80	22	Puerto Rico	35	—
Colorado	59	30	Michigan	105	4	Rhode Island	13	—
Connecticut	51	30	Minnesota	48	21	South Carolina	71	7
Delaware	15	11	Mississippi	45	2	South Dakota	10	2
District of Columbia	—	3	Missouri	69	2	Tennessee	96	6
Florida	257	61	Montana	10	10	Texas	363	67
Georgia	127	63	Nebraska	21	5	Utah	27	37
Guam	2	—	Nevada	39	11	Vermont	5	—
Hawaii	21	—	New Hampshire	24	1	Virginia	129	39
Idaho	16	6	New Jersey	125	26	Washington	75	42
Illinois	158	41	New Mexico	25	6	West Virginia	29	—
Indiana	88	36	New York	235	71	Wisconsin	60	28
Iowa	32	11	North Carolina	131	16	Wyoming	8	9
Kansas	31	1	North Dakota	9	1
Total Domestic Stores							4,013	1,036

International Locations.  The table below sets forth the number and locations of our international stores included in the Video Game Brands segments in Canada, Europe and Australia as of January 30, 2016:

Number of Stores
Canada	325
Total Stores - Canada Video Game Brands	325

Australia	403
New Zealand	41
Total Stores - Australia Video Game Brands	444

Austria	29
Denmark	36
Finland	18
France	433
Germany	216
Ireland	51
Italy	400
Norway	37
Sweden	60
Switzerland	19
Total Stores - Europe Video Game Brands	1,299
Total International Stores	2,068
Total Stores	7,117

Game Informer
We publish Game Informer, the world’s largest print and digital video game publication and website featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our stores throughout most of the world. Game Informer magazine is the fourth largest consumer publication in the U.S. and for its December 2015 issue, the magazine had approximately 6.8 million paid subscribers, including over 2.6 million paid digital magazine subscribers. The digital version of the magazine is the largest subscription digital magazine in the world. Game Informer is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer are included in the United States segment as this represents where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.
Omnichannel
We operate several electronic commerce websites in various countries, including www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk, www.micromania.fr and www.thinkgeek.com, that allow our customers to buy video game products and other merchandise online and allow customers to reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. E-commerce results are included in the geographic segment where the sales originate. Additionally, with our GameStop mobile app, smart phone users can browse our extensive product selection and experience an enhanced PowerUp Rewards dashboard. We estimate that the GameStop mobile app has been installed over 6 million times.

Kongregate
We operate Kongregate, which is a leading web and mobile gaming platform. Over 31,000 developers have uploaded more than 106,000 games to www.kongregate.com. The majority of Kongregate’s revenues come from its mobile apps and in-game transactions utilizing a proprietary virtual currency called Kreds. Kongregate’s mobile publishing division has several titles available in both the Apple and Google app stores.
Advertising
Given the high foot traffic drawn past our stores, we use in-store marketing efforts such as window displays and “coming soon” signs to attract customers, as well as to promote our products. Inside our stores, we feature selected products through the use of vendor displays, “coming soon” or preview videos, signs, catalogs, point-of-purchase materials and end-cap displays. These advertising efforts are designed to increase the initial sales of new titles upon their release.
On a global basis, we receive cooperative advertising and market development funds from most of our manufacturers, distributors, software publishers and accessory suppliers to promote their respective products. Generally, vendors agree to purchase advertising space in one of our advertising vehicles. Once we run the advertising, the vendor pays us an agreed amount.
Our loyalty programs are designed to incent our customers to shop more often at our stores and to allow us to market directly to our customers based on their individual tastes and preferences. Our loyalty programs provide members with the opportunity to earn unique video game related rewards not available through any other retailer. Vendors also participate in these programs to increase the sales of their individual products.
In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness, our pre-owned business and store openings. We expect our investment in advertising to increase.
Distribution and Information Management
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
We distribute video game products to our U.S. stores through a 353,000 square foot distribution center in Grapevine, Texas and a 260,000 square foot distribution center in Louisville, Kentucky. The technology used in the distribution centers allows for high-volume receiving and distributions to stores.
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

Our proprietary point-of-sale system has been enhanced to facilitate trade-in transactions, including automatic look-up of trade-in prices and printing of machine-readable bar codes to facilitate in-store restocking of pre-owned video games. In addition, our central database of all pre-owned and value video game products allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and reallocate our pre-owned and value video game products as necessary.
Field Management and Staff
Each of our Video Game Brands stores employs, on average, one store leader, one assistant store leader and between two and ten sales associates, many of whom are part-time employees. Each store leader is responsible for managing their personnel and the economic performance of their store. We have cultivated a work environment that attracts employees who are actively interested in video games so that they are better able to assist customers. To encourage them to sell the full range of our products and to maximize our profitability, we provide our employees with targeted incentive programs to drive overall sales and sales of higher margin products.
Our stores communicate with our corporate offices daily via e-mail. This e-mail allows for better tracking of trends in upcoming titles, competitor strategies and in-stock inventory positions and the opportunity to communicate directly with our executives. We have invested in significant management training programs for our store leaders and our district leaders to enhance their business management skills. We also sponsor our annual store leaders’ conferences at which we conduct intense educational training programs to provide our video game store employees with information about the upcoming video game products that will be released by publishers during the holiday season. All video game software publishers and vendors are invited to attend the conferences.
Our Video Game Brands store operations are managed by market vice presidents or managing directors (in the case of international markets) who directly supervise regional leaders. The regions are further divided into districts, each with a district leader covering an average of 15 stores.
Our Technology Brands segment is managed by a senior vice president who manages a vice president for each of our three store concepts. We operate the AT&T branded, Cricket branded and Simply Mac branded stores with a field management and store management structure similar to that of our Video Game Brands stores.
Vendors
We purchase substantially all of our new products worldwide from over 80 manufacturers, software publishers and several distributors. Purchases from the top ten vendors accounted for approximately 96% of our new product purchases in fiscal 2015. Sony, Microsoft, Nintendo and Electronic Arts accounted for 27%, 19%, 11% and 10%, respectively, of our new product purchases during fiscal 2015. We have established price protections with our primary vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with video game trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.
Competition
The video game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”), among others. Throughout Europe we compete with major consumer electronics retailers such as Media Markt, Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart and Best Buy. In Australia, competitors include K-Mart, Target and JB HiFi stores.
Our Spring Mobile AT&T branded stores compete with mass market retailers such as Wal-Mart, Best Buy and Target, among others, as well as other pre-paid and post-paid wireless carriers and their distribution channels, including Verizon, Sprint and T-Mobile. Our Simply Mac stores compete with mass-market retailers as noted above. Our Spring Mobile managed Cricket branded stores compete with the pre-paid and post-paid wireless service offerings of Verizon, T-Mobile, Sprint and other prepaid brands including Boost, GoPhone and MetroPCS.

Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2015, we generated approximately 38% of our sales during the fourth quarter. During fiscal 2014, we generated approximately 37% of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “ThinkGeek,” “Spring Mobile,” “Simply Mac,” “Kongregate,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the United States Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 20,000 full-time salaried and hourly employees and between 30,000 and 62,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
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
The video game industry is cyclical and affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or our pre-owned business.
The video game industry has been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began when Nintendo launched the Wii U in November 2012 and Sony and Microsoft each launched their next generation of consoles, the PlayStation 4 and Xbox One, respectively, in November 2013. If the new video game platforms do not continue to be successful, our sales of video game products could decline. The introduction of these next-generation consoles could negatively impact the demand for existing products or our pre-owned business, which could have a negative impact on our sales and earnings.
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
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of mediums, including mobile phones, tablets, social networking websites and other devices. In order to continue to compete effectively in the video game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes. If we fail to keep pace with these changes, our business may suffer.
Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.
While it is currently possible to download video game content to the current generation video game systems, downloading is somewhat constrained by bandwidth capacity and video game file sizes. However, broadband speeds are increasing and downloading technology is becoming more prevalent and continues to evolve rapidly. The current consoles from Sony and Microsoft have facilitated download technology. If these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our sales and earnings could decline.
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
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors worldwide are Sony, Microsoft, Nintendo and Electronic Arts, which accounted for 27%, 19%, 11% and 10%, respectively, of our new product purchases in fiscal 2015. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

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
We continue to grow our Technology Brands segment as a way to diversify our business in order to continue to drive growth and to help mitigate the financial impact from the cyclical nature of the video game console business. Gross margins in our Technology Brands segment are higher than in our Video Game Brands segment and as a result, a growing portion of our profits is due to the growth of our Technology Brands segment. Our Technology Brands segment is primarily conducted through Spring Mobile, an authorized AT&T reseller currently operating 890 AT&T branded stores selling post-paid wireless services and products, and 70 Cricket branded stores selling pre-paid wireless services and products. Therefore, we depend in large part on our relationship with AT&T for the continued growth of our Technology Brands segment. In particular, we depend on AT&T for constant innovation and the timely delivery of products and services to our stores. Any material adverse change in our relationship with AT&T, including termination of the relationship (which is permissible upon a short notice period), the lack of innovation or failure to timely supply products or competitive service plans, or changes in the manner in which AT&T compensates its resellers, could materially affect the continued growth of our Technology Brands segment and our financial condition and results of operations.
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
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages, including non-taxability of sold merchandise. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. Our Technology Brands stores compete with a wide variety of other wireless carriers and retailers and consumer electronics retailers, including AT&T, which competes with our Spring Mobile managed AT&T and Cricket branded stores. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
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
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2015, we generated approximately 38% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 85 Video Game Brands stores (including 31 collectibles stores) and opened or acquired 568 Technology Brands stores in fiscal 2015. We expect to open approximately 140 new stores in fiscal 2016, including 90 Video Game Brands stores (including 84 collectibles stores) and 50 Technology Brands stores. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We closed approximately 210 Video Game Brands stores worldwide in fiscal 2015 and plan to close approximately 200 Video Game Brands stores worldwide in fiscal 2016. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our sales and profitability could be adversely affected.
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
We store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber attack, team member error, malfeasance, fraudulent inducement or other acts; and unauthorized parties have in the past obtained, and may in the future obtain, access to our data or our customers’ data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others with whom we interact will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
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
We initiated our first cash dividend on our common stock during fiscal 2012. Notwithstanding the foregoing, there is no assurance that we will continue to pay cash dividends on our common stock in the future. Certain provisions in our credit facility and covenants under the indentures for our 5.50% Senior Notes due October 1, 2019 (the “2019 Senior Notes”) and our 6.75% Senior Notes due March 15, 2021 (the "2021 Senior Notes" and, together, the “Senior Notes”), restrict our ability to pay dividends in certain circumstances. In addition, subject to any financial covenants in current or future financing agreements that directly or indirectly restrict our ability to pay dividends, the payment of dividends is within the discretion of our Board of Directors and will depend upon our future earnings and cash flow from operations, our capital requirements, our financial condition and any other factors that the Board of Directors may consider. Unless we continue to pay cash dividends on our common stock in the future, the success of an investment in our common stock will depend entirely upon its future appreciation. Our common stock may not appreciate in value or even maintain the price at which it was purchased.
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
The terms of our Senior Notes and our senior credit facility may impose significant operating and financial restrictions on us in certain circumstances. These restrictions, among other things, limit our ability to:

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
We cannot assure that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities and may affect our ability to grow in accordance with our strategy. A breach of the covenants or restrictions under the indentures for the Senior Notes, or under our senior credit facility, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applied. In addition, an event of default under our senior credit facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. See Note 10, "Debt," to our consolidated financial statements for a description of our Senior Notes and senior credit facility.

To service our indebtedness, we will require a significant amount of cash. We may not be able to generate sufficient cash flow to meet our debt service obligations.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our senior credit facility or to holders of our Senior Notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, including the Senior Notes, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect. Our senior credit facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those sales and raise debt or equity to meet any debt service obligations then due. Our ability to refinance would also depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, including the Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an adverse effect on our business, results of operations and financial condition.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
We are able to incur additional indebtedness. Although our senior credit facility and the indentures for our Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in the indentures for our Senior Notes or our senior credit facility. The incurrence of additional indebtedness could impact our financial condition and results of operations.

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
The terms of the store leases for the 7,117 leased stores open as of January 30, 2016 expire as follows:

Lease Terms to Expire During (12 Months Ending on or About January 30)	Number of Stores
2017	1,184
2018	1,782
2019	1,435
2020	1,251
2021 and later	1,465
Total	7,117

As of January 30, 2016, we owned eight and leased 14 office and distribution facilities, totaling approximately 1.8 million square feet. The lease expiration dates for the leased facilities range from 2016 to 2024, with an average remaining lease life of approximately five years. Our principal facilities are as follows:

Location	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Louisville, Kentucky, USA (1)	260,000	Leased	Distribution
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
(1) We will be relocating from this distribution center during the first half of fiscal 2016. During the fourth quarter of fiscal 2015, we executed a lease for a 631,000 square foot facility in Shepherdsville, Kentucky.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2012.  We received a tax reassessment notice on December 23, 2015, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2010, resulting in a potential additional tax charge of approximately €23.0 million.  We may receive additional tax reassessments in material amounts for subsequent fiscal years, including those years currently under audit. We filed a response to the reassessment notice on February 19, 2016, and we intend to vigorously contest the reassessment through administrative procedures.  If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment.  If we were not to prevail, then the adjustment to our income tax provision could be material.

Item 4.	Mine Safety Disclosures
Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Price Range of Common Stock
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape:

	Fiscal 2015
	High	Low
Fourth Quarter	$47.48	$24.33
Third Quarter	$47.83	$38.66
Second Quarter	$47.76	$38.47
First Quarter	$42.67	$34.52

	Fiscal 2014
	High	Low
Fourth Quarter	$44.84	$31.69
Third Quarter	$45.45	$35.82
Second Quarter	$46.59	$35.10
First Quarter	$45.48	$33.10
Approximate Number of Holders of Common Equity
As of March 17, 2016, there were approximately 1,448 record holders of our Class A Common Stock.
Dividends
During fiscal 2014, we paid quarterly dividends of $0.33 per share of Class A Common Stock during each of the four fiscal quarters. During fiscal 2015, we paid quarterly dividends of $0.36 per share of Class A Common Stock during each of the four fiscal quarters.
On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.

Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of the fiscal year ended January 30, 2016 were as follows:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions of dollars)
November 1, 2015 through November 29, 2015	297,000	$40.25	297,000	$283.4
November 30, 2015 through January 2, 2016	921,100	$30.52	921,100	$255.3
January 3, 2016 through January 30, 2016	382,405	$26.15	382,405	$245.3
Total	1,600,505	$31.28	1,600,505
___________________

(1)
In November 2014, the Board of Directors authorized $500 million to be used for share repurchases, replacing the previous November 2013 authorization. The November 2014 authorization has no expiration date.

GameStop Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 28, 2011 through January 29, 2016 (the last trading date of fiscal 2015) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 28, 2011 and (ii) reinvestment of dividends.

The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/28/2011	1/27/2012	2/1/2013	1/31/2014	1/30/15	1/29/16
GME	$100.00	$115.92	$122.12	$178.91	$186.10	$143.47
S&P 500 Index	100.00	103.13	118.56	139.66	156.31	152.02
Dow Jones Specialty Retailers Index	100.00	109.29	116.12	148.41	184.80	159.76
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, refer to “Part III —Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

Item 6.	Selected Financial Data
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 consisted of 53 weeks. The fiscal years ended January 30, 2016, January 31, 2015, February 1, 2014 and January 28, 2012 consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 and the “Balance Sheet Data” as of January 30, 2016 and January 31, 2015 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 2, 2013 and January 28, 2012 and the “Balance Sheet Data” as of February 1, 2014, February 2, 2013 and January 28, 2012 are derived from our audited consolidated financial statements which are not included elsewhere in this Form 10-K.
The selected financial data set forth below should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Form 10-K.

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014	53 Weeks Ended February 2, 2013	52 Weeks Ended January 29, 2012
	(In millions, except per share data and statistical data)
Statement of Operations Data:
Net sales	$9,363.8	$9,296.0	$9,039.5	$8,886.7	$9,550.5
Cost of sales	6,445.5	6,520.1	6,378.4	6,235.2	6,871.0
Gross profit	2,918.3	2,775.9	2,661.1	2,651.5	2,679.5
Selling, general and administrative expenses	2,108.9	2,001.0	1,892.4	1,835.9	1,842.1
Depreciation and amortization	156.6	154.4	166.5	176.5	186.3
Goodwill impairments(1)	—	—	10.2	627.0	—
Asset impairments and restructuring charges(2)	4.6	2.2	18.5	53.7	81.2
Operating earnings (loss)	648.2	618.3	573.5	(41.6)	569.9
Interest expense, net	23.0	10.0	4.7	3.3	19.8
Debt extinguishment expense	—	—	—	—	1.0
Earnings (loss) before income tax expense	625.2	608.3	568.8	(44.9)	549.1
Income tax expense	222.4	215.2	214.6	224.9	210.6
Net income (loss)	402.8	393.1	354.2	(269.8)	338.5
Net loss attributable to noncontrolling interests	—	—	—	0.1	1.4
Net income (loss) attributable to GameStop Corp.	$402.8	$393.1	$354.2	$(269.7)	$339.9
Basic net income (loss) per common share	$3.80	$3.50	$3.02	$(2.13)	$2.43
Diluted net income (loss) per common share	$3.78	$3.47	$2.99	$(2.13)	$2.41
Dividends per common share	$1.44	$1.32	$1.10	$0.80	$—
Weighted-average common shares outstanding —basic	106.0	112.2	117.2	126.4	139.9
Weighted-average common shares outstanding —diluted	106.7	113.2	118.4	126.4	141.0
Store Operating Data:
Number of stores by segment
United States	4,013	4,138	4,249	4,425	4,503
Canada	325	331	335	336	346
Australia	444	421	418	416	411
Europe	1,299	1,316	1,455	1,425	1,423
Technology Brands	1,036	484	218	—	—
Total	7,117	6,690	6,675	6,602	6,683
Comparable store sales increase (decrease)(3)	4.3%	3.4%	3.8%	(8.0)%	(2.1)%
Inventory turnover	5.2	5.7	5.3	5.0	5.1
Balance Sheet Data:
Working capital	$144.4	$422.8	$223.6	$295.6	$363.4
Total assets	4,334.9	4,246.3	4,091.4	3,872.2	4,608.2
Total debt(4)	350.4	355.7	4.0	—	—
Total liabilities	2,253.9	2,178.6	1,840.0	1,585.9	1,568.0
Total equity	2,081.0	2,067.7	2,251.4	2,286.3	3,040.2

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

(2)
Results for fiscal 2015 include impairment charges of $4.6 million, comprised of $4.4 million of property and equipment impairments and $0.2 million of intangible asset impairments. Results for fiscal 2014 include impairment charges of $2.2 million, comprised of $1.9 million of property and equipment impairments and $0.3 million of intangible asset impairments. Results for fiscal 2013 include impairments of $18.5 million, of which $7.4 million and $2.1 million were related to certain technology assets and other intangible assets, respectively, as a result of our decision to abandon our investment in Spawn Labs and the remaining $9.0 million was related to property and equipment impairments resulting from our evaluation of store property, equipment and other assets. Results for fiscal 2012 include charges related to asset impairments of $53.7 million, of which $44.9 million relates to the impairment of the Micromania trade name and $8.8 million relates to other impairment charges from the evaluations of store property, equipment and other assets. Results for fiscal 2011 include charges related to asset impairments and restructuring charges of $81.2 million, of which $37.8 million relates to the impairment of the Micromania trade name, $22.7 million relates to the impairment of investments in non-core businesses and $20.7 million relates to other impairments, termination benefits and facility closure costs.

(3)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 52 weeks ended January 30, 2016 compares the 52 weeks for the period ended January 30, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

(4)
On September 24, 2014, we issued $350.0 million aggregate principal amount of our unsecured 5.50% 2019 Senior Notes. The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and are not registered under the U.S. Securities Act of 1933. The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. See Note 10, "Debt," to our consolidated financial statements for additional information regarding the 2019 Senior Notes.

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
Overview
We are a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest omnichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of January 30, 2016, we operated 7,117 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com , our leading web and mobile gaming platform; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. In addition, over the last two years, we have expanded our in-store selection of licensed merchandise and our collectibles business. In 2014, we introduced a stand-alone concept branded Zing Pop Culture to sell pop culture themed merchandise. To further expand our offering, we recently acquired Geeknet, Inc., an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers. We now have 32 collectibles stores internationally branded Zing Pop Culture and three ThinkGeek stores in the United States. We also own and operate Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015"). Fiscal 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014"). Fiscal 2013 consisted of the 52 weeks ended on February 1, 2014 ("fiscal 2013").
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. With the introduction of the new consoles in the fourth quarter of fiscal 2013, sales of new hardware have increased; however, sales of the Sony PlayStation 4 and the Microsoft Xbox One negatively impacted our gross margin percentage in fiscal 2014 and fiscal 2015.
We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and regularly evaluate potential acquisition opportunities, some of which could be material. In fiscal 2013, we completed our acquisitions of Simply Mac, an authorized Apple reseller currently operating in 76 stores, and Spring Mobile, an authorized AT&T reseller currently operating in 890 AT&T branded stores and 70 Cricket branded stores. We intend to continue to expand the number of our Technology Brands stores in the near future. In addition, we intend to continue to invest in customer loyalty programs designed to attract and retain our customers. Additionally, in 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we recently acquired ThinkGeek, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.

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

A 10% change in our obsolescence reserve percentage at January 30, 2016 would have affected net earnings by approximately $2.8 million in fiscal 2015.

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

A 10% difference in our vendor allowances deferral at January 30, 2016 would have affected net earnings by approximately $1.3 million in fiscal 2015.

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

Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote, which is a concept known in the retail industry as breakage. We determine our gift card breakage rate based on historical redemption patterns.

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

A 10% change in our customer loyalty program redemption rate or weighted-average cost per point redeemed at January 30, 2016 would have affected net earnings by approximately $4.0 million and $4.0 million, respectively, in fiscal 2015.

A 10% change in our gift card breakage rate at January 30, 2016 would have affected net earnings by approximately $5.5 million in fiscal 2015.

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

As of January 30, 2016, our goodwill totaled $1,476.7 million. Refer to Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements included in this Form 10-K for a full description of our goodwill.

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

Based on the results of our annual impairment test in fiscal 2015, the fair values of our reporting units exceeded their respective carrying values by more than 50%. A reduction in the terminal growth rate assumption of 0.5% or an increase in the discount rate assumption of 1.0% utilized in the test for each respective reporting unit would not have resulted in an impairment.

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

As of January 30, 2016, our indefinite-lived intangible assets totaled $262.3 million. Refer to Note 9, "Goodwill and Intangible Assets," to the consolidated financial statements included in this Form 10-K for a full description of our indefinite-lived intangible assets.

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

A reduction in the terminal growth rate assumption of 0.25% or an increase in the discount rate assumption of 0.25% utilized in the test would not have resulted in a material impairment of the dealer agreement assets.

A reduction in the terminal growth rate assumption of 0.25% or an increase in the discount rate assumption of 0.25% utilized in the test would not have resulted in a material impairment of the Micromania trade name.

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

We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $30.0 million as of January 30, 2016.

Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $18.8 million as of January 30, 2016. See Note 13 to our consolidated financial statements for further information regarding income taxes.

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

Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	52 Weeks Ended January 30, 2016		52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014
	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$9,363.8	100.0%	$9,296.0	100.0%	$9,039.5	100.0%
Cost of sales	6,445.5	68.8	6,520.1	70.1	6,378.4	70.6
Gross profit	2,918.3	31.2	2,775.9	29.9	2,661.1	29.4
Selling, general and administrative expenses	2,108.9	22.6	2,001.0	21.6	1,892.4	21.0
Depreciation and amortization	156.6	1.7	154.4	1.7	166.5	1.8
Goodwill impairments	—	—	—	—	10.2	0.1
Asset impairments	4.6	—	2.2	—	18.5	0.2
Operating earnings	648.2	6.9	618.3	6.6	573.5	6.3
Interest expense, net	23.0	0.2	10.0	0.1	4.7	—
Earnings before income tax expense	625.2	6.7	608.3	6.5	568.8	6.3
Income tax expense	222.4	2.4	215.2	2.3	214.6	2.4
Net income	$402.8	4.3%	$393.1	4.2%	$354.2	3.9%
We include purchasing, receiving and distribution costs in selling, general and administrative expenses in the statement of operations. We include processing fees associated with purchases made by check and credit cards in cost of sales in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of sales has not historically been material.
The following table sets forth net sales (in millions) and percentages of total net sales by significant product category for the periods indicated:

	52 Weeks Ended January 30, 2016		52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$1,944.7	20.8%	$2,028.7	21.8%	$1,730.0	19.1%
New video game software	2,905.1	31.0	3,089.0	33.2	3,480.9	38.5
Pre-owned and value video game products	2,374.7	25.4	2,389.3	25.7	2,329.8	25.8
Video game accessories	703.0	7.5	653.6	7.1	560.6	6.2
Digital	188.3	2.0	216.3	2.3	217.7	2.4
Mobile and consumer electronics	652.8	7.0	518.8	5.6	303.7	3.4
Other(2)	595.2	6.3	400.3	4.3	416.8	4.6
Total	$9,363.8	100.0%	$9,296.0	100.0%	$9,039.5	100.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from collectibles (including sales from our newly acquired ThinkGeek operation, beginning in July 2015), the sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

The following table sets forth gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	52 Weeks Ended January 30, 2016		52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$175.5	9.0%	$196.6	9.7%	$176.5	10.2%
New video game software	689.3	23.7	716.9	23.2	805.3	23.1
Pre-owned and value video game products	1,114.5	46.9	1,146.3	48.0	1,093.9	47.0
Video game accessories	255.5	36.3	246.1	37.7	220.5	39.3
Digital	149.6	79.4	152.0	70.3	149.2	68.5
Mobile and consumer electronics	328.6	50.3	186.7	36.0	65.1	21.4
Other(2)	205.3	34.5	131.3	32.8	150.6	36.1
Total	$2,918.3	31.2%	$2,775.9	29.9%	$2,661.1	29.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from collectibles (including sales from our newly acquired ThinkGeek operation, beginning in July 2015), the sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Fiscal 2015 Compared to Fiscal 2014

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	Change
	Dollars in millions	Dollars in millions	$	%
Statement of Operations Data:
Net sales	$9,363.8	$9,296.0	$67.8	0.7%
Cost of sales	6,445.5	6,520.1	(74.6)	(1.1)
Gross profit	2,918.3	2,775.9	142.4	5.1
Selling, general and administrative expenses	2,108.9	2,001.0	107.9	5.4
Depreciation and amortization	156.6	154.4	2.2	1.4
Asset impairments	4.6	2.2	2.4	109.1
Operating earnings	648.2	618.3	29.9	4.8
Interest expense, net	23.0	10.0	13.0	130.0
Earnings before income tax expense	625.2	608.3	16.9	2.8
Income tax expense	222.4	215.2	7.2	3.3
Net income	$402.8	$393.1	$9.7	2.5%

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	Change
	Dollars in millions	Dollars in millions	$	%
Net Sales:
New video game hardware(1)	$1,944.7	$2,028.7	$(84.0)	(4.1)%
New video game software	2,905.1	3,089.0	(183.9)	(6.0)
Pre-owned and value video game products	2,374.7	2,389.3	(14.6)	(0.6)
Video game accessories	703.0	653.6	49.4	7.6
Digital	188.3	216.3	(28.0)	(12.9)
Mobile and consumer electronics	652.8	518.8	134.0	25.8
Other(2)	595.2	400.3	194.9	48.7
Total	$9,363.8	$9,296.0	$67.8	0.7%

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	Change
	Dollars in millions	Dollars in millions	$	%
Gross Profit:
New video game hardware(1)	$175.5	$196.6	$(21.1)	(10.7)%
New video game software	689.3	716.9	(27.6)	(3.8)%
Pre-owned and value video game products	1,114.5	1,146.3	(31.8)	(2.8)
Video game accessories	255.5	246.1	9.4	3.8
Digital	149.6	152.0	(2.4)	(1.6)
Mobile and consumer electronics	328.6	186.7	141.9	76.0
Other(2)	205.3	131.3	74.0	56.4
Total	$2,918.3	$2,775.9	$142.4	5.1%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from collectibles (including sales from our newly acquired ThinkGeek operation, beginning in July 2015), the sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales increased $67.8 million, or 0.7%, in fiscal 2015 compared to fiscal 2014. The increase in net sales during fiscal 2015 was primarily attributable to an increase in comparable store sales of 4.3% compared to fiscal 2014, due to strong sales performance in the current year period associated with video game accessories, interactive toys and collectibles. Overall sales growth also benefited from the continued growth of our Technology Brands stores and our newly acquired ThinkGeek business. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $430.2 million for the 52 weeks of fiscal 2015 compared to the prior year period. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.
The increase in net sales was due to the following:

•
Sales of other product categories increased $194.9 million, or 48.7%, for fiscal 2015 as compared to fiscal 2014, primarily due to the addition of our ThinkGeek business and growth in sales of interactive toys and collectibles that we continue to expand globally.

•
Mobile and consumer electronics sales increased $134.0 million, or 25.8%, for fiscal 2015 as compared to fiscal 2014, due to the acquisition and opening of stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $205.4 million for fiscal 2015 compared to the prior year period.

•	Video game accessories sales increased $49.4 million, or 7.6%, for fiscal 2015 as compared to fiscal 2014, due to sales of accessories for use with the next generation consoles.

The increases described above were partially offset by the following:

•
New video game software sales decreased $183.9 million, or 6.0%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $157.7 million for the current year period as compared to the prior year. Excluding the effects of currency, new video game software sales decreased $26.2 million due to fewer new titles that were released in fiscal 2015 as compared to fiscal 2014 and the decline in prior generation software sales. We expect the decline in prior generation software sales to continue.

•
New video game hardware sales decreased $84.0 million, or 4.1%, for fiscal 2015 as compared to fiscal 2014, primarily due to the reduction in price on both the PS4 and Xbox One as well as unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $99.2 million for the current year as compared to the prior year.

•
Digital sales decreased $28.0 million, or 12.9%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $11.4 million for the current year period as compared to the prior year and a larger portion of sales recognized on a net basis compared to the prior year period.

•
Pre-owned and value video game product sales decreased $14.6 million, or 0.6%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $94.6 million for the current year as compared to the prior year. Excluding the effects of currency, sales increased $80.0 million due to stronger sell-through of the next generation video game products related to the new console cycle.

Cost of Sales
Cost of sales decreased $74.6 million, or 1.1%, in fiscal 2015 compared to fiscal 2014, primarily as a result of the changes in gross profit discussed below.
Gross Profit
Gross profit increased $142.4 million, or 5.1%, in fiscal 2015 compared to fiscal 2014, and gross profit as a percentage of net sales was 31.2% in fiscal 2015 compared to 29.9% in fiscal 2014. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which carries a higher margin percentage than our other segments, and increased gross profit by $137.5 million year-over-year.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on mobile and consumer electronics sales increased to 50.3% in fiscal 2015 from 36.0% in fiscal 2014 due to an increase in the mix of Technology Brand segment sales related to the acquisition and opening of new stores during the year. Sales in the Technology Brands segment have higher margin than other mobile and consumer electronic sales in the category.

•
Gross profit as a percentage of sales on other product categories increased to 34.5% in fiscal 2015 from 32.8% in fiscal 2014, due to an increase in collectibles sales including our recently acquired ThinkGeek business. Collectibles sales carry a higher gross margin percentage than the other items in this category.

•
Gross profit as a percentage of sales on digital sales increased to 79.4% in fiscal 2015 from 70.3% in fiscal 2014 primarily due to a larger portion of sales recognized on a net basis in fiscal 2015 compared to the prior year.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.9% in fiscal 2015 from 48.0% in fiscal 2014. The gross profit percentage decrease was driven by a greater mix of sales of next generation video game products, which carry lower margins early in the console cycle compared to the prior generation products. As the console cycle matures, we generally expect gross margin on the sales of pre-owned next generation video game products to increase.

•
Gross profit as a percentage of sales on video game accessories decreased to 36.3% in fiscal 2015 from 37.7% in fiscal 2014, due to the increased mix of controllers sales, which carry lower gross margins relative to the total video game accessories category.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $107.9 million, or 5.4%, in fiscal 2015 compared to fiscal 2014. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands contributed $129.0 million to the increase for fiscal 2015 compared to fiscal 2014. Additionally, United States Video Game Brands selling, general and administrative expenses increased $76.9 million in the current year compared to the prior year, driven mainly by costs related to the acquisition of ThinkGeek.

This increase was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $96.4 million for the 52 weeks of fiscal 2015 compared to the prior year period. Included in selling, general and administrative expenses are $29.9 million and $21.5 million in stock-based compensation expense for fiscal 2015 and fiscal 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 1.4%, in fiscal 2015 compared to fiscal 2014. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Interest Income and Expense
Interest expense of $23.4 million for fiscal 2015 increased $12.7 million from $10.7 million in fiscal 2014 primarily due to the $350.0 million issuance of 2019 Senior Notes in September 2014, which is discussed more fully in Note 10, "Debt," to our consolidated financial statements. Interest income of $0.4 million for fiscal 2015, resulting from the investment of excess cash balances, decreased $0.3 million from $0.7 million in fiscal 2014.
Income Tax
Income tax expense was $222.4 million, representing an effective tax rate of 35.6% in fiscal 2015, compared to $215.2 million, representing an effective tax rate of 35.4% in fiscal 2014. Refer to Note 13, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
Operating Earnings and Net Income
The factors described above led to operating earnings of $648.2 million for fiscal 2015, or a 4.8% increase from operating earnings of $618.3 million for fiscal 2014. Additionally, net income was $402.8 million for fiscal 2015, which represented a 2.5% increase from net income of $393.1 million for fiscal 2014. The increase in operating earnings is primarily attributable to the growth in gross margin in our Video Game Brands segments.
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

Net Sales
Net sales increased $256.5 million, or 2.8%, in fiscal 2014 compared to fiscal 2013. The increase in net sales during fiscal 2014 was primarily attributable to an increase in comparable store sales of 3.4% compared to fiscal 2013, due to strong sales performance in the current year period associated with the new video game console launches and related video game accessories, as well as the continued growth of the Technology Brands segment. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $133.9 million for the 52 weeks of fiscal 2014 compared to the prior year period. Refer to the note to the Selected Financial Data table in "Item 6 - Selected Financial Data" for a discussion of the calculation of comparable store sales.
The increase in net sales was due to the following:

•
New video game hardware sales increased $298.7 million, or 17.3%, for fiscal 2014 compared to fiscal 2013, primarily attributable to an increase in hardware unit sell-through due to the launches of the Microsoft Xbox One and the Sony PlayStation 4 in November 2013. These increases were partially offset by declines in sales of previous generation hardware.

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

The increases described above were partially offset by the following:

•
New video game software sales decreased $391.9 million, or 11.3%, for fiscal 2014 compared to fiscal 2013, primarily due to a decline in prior generation software sales and a weaker lineup of new titles released during fiscal 2014 as compared to fiscal 2013.

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
Gross Profit
Gross profit increased $114.8 million, or 4.3%, in fiscal 2014 compared to fiscal 2013, and gross profit as a percentage of net sales was 29.9% for fiscal 2014 and 29.4% for fiscal 2013. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $151.5 million year-over-year.
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
Interest Income and Expense
Interest income of $0.7 million for fiscal 2014, resulting from the investment of excess cash balances, decreased $0.2 million from $0.9 million in fiscal 2013. Interest expense of $10.7 million for fiscal 2014 increased $5.1 million from $5.6 million in fiscal 2013 primarily due to higher borrowings, including the $350.0 million issuance of the 2019 Senior Notes in September 2014, which is discussed more fully in Note 10, "Debt," to our consolidated financial statements.
Income Tax
Income tax expense was $215.2 million, representing an effective tax rate of 35.4% in fiscal 2014, compared to $214.6 million, representing an effective tax rate of 37.7% in fiscal 2013. The difference in the effective income tax rate between fiscal 2014 and fiscal 2013 was primarily due to the recognition of tax benefits related to losses in subsidiary investments in fiscal 2014 for which no benefit had previously been recorded. These benefits were partially offset by the recording of valuation allowances against (1) certain deferred tax assets in the European segment and (2) credits in the United States segment. Without the effect of the tax loss benefits and the recording of the valuation allowance, the effective income tax rate in fiscal 2014 would have been 36.7%. Refer to Note 13, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
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

Operating earnings (loss) by operating segment, defined as income from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8
Segment operating earnings	$504.3	$29.4	$38.7	$48.8	$27.0	$648.2
Segment Operating data:
Store count	4,013	325	444	1,299	1,036	7,117
Comparable store sales(1)	4.8%	9.8%	7.5%	(0.8)%	n/a	4.3%

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0
Segment operating earnings	$483.2	$28.3	$38.0	$35.9	$32.9	$618.3
Segment Operating data:
Store count	4,138	331	421	1,316	484	6,690
Comparable store sales(1)	2.5%	9.3%	10.6%	2.3%	n/a	3.4%

As of and for the Fiscal Year Ended February 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,160.4	$468.8	$613.7	$1,733.8	$62.8	$9,039.5
Segment operating earnings (loss)	$465.3	$26.6	$37.5	$44.3	$(0.2)	$573.5
Segment Operating data:
Store count	4,249	335	418	1,455	218	6,675
Comparable store sales(1)	3.0%	5.7%	12.6%	3.2%	n/a	3.8%
___________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales. Refer to the note to the Selected Financial Data table in "Item 6 — Selected Financial Data" for a discussion of the calculation of comparable store sales.

Fiscal 2015 Compared to Fiscal 2014
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for fiscal 2015 increased $241.6 million, or 3.9%, compared to fiscal 2014, primarily due to the increase in comparable store sales of 4.8%. This increase in comparable store sales was driven by the increase in sales of collectibles, video game accessories, pre-owned and value video game products and next generation hardware sales in the current year period as compared to the prior year. Operating earnings for fiscal 2015 increased $21.1 million, or 4.4%, compared to fiscal 2014, driven primarily by the current year increase in net sales, increased margins from our collectibles business and our ability to effectively leverage the increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for fiscal 2015 decreased $29.8 million, or 6.3%, compared to fiscal 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $74.6 million in fiscal 2015 compared to the prior year period. Comparable store sales for fiscal 2015 increased 9.8%, driven by strong sales of next generation hardware and software as well as collectibles. Operating earnings for fiscal 2015 increased $1.1 million, or 3.9%, compared to fiscal 2014, due to the increase in comparable store sales, partially offset by the impact of foreign exchange rate fluctuations which had the effect of decreasing operating earnings by $5.3 million.

Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for fiscal 2015 decreased $53.3 million, or 8.3%, compared to fiscal 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $117.3 million for fiscal 2015 compared to the prior year period. Comparable store sales for fiscal 2015 increased 7.5%, driven by strong sales of next generation hardware, pre-owned products, video game accessories and collectibles. Operating earnings for fiscal 2015 increased $0.7 million compared to fiscal 2014. Excluding the impact of foreign exchange rate fluctuations, operating earnings increased $7.3 million primarily due to the comparable store sales increase.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for fiscal 2015 decreased $296.1 million, or 17.9%, compared to fiscal 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $238.3 million for fiscal 2015 compared to the prior year period, and a decrease in comparable store sales of 0.8%. Additionally, the exit of our Spain operations contributed to a $34.8 million decrease in net sales year-over-year. Operating earnings for fiscal 2015 increased $12.9 million, or 35.9%, compared to fiscal 2014, driven primarily by the pre-tax loss of $14.8 million in fiscal 2014 related to the exit of our Spain operations. Foreign exchange rate fluctuations also had the effect of decreasing operating earnings by $3.9 million in the current year period.
Technology Brands
Results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for fiscal 2015 increased $205.4 million, or 62.5%, compared to fiscal 2014 primarily due to our continued acquisition activity and growth in our Technology Brands store count. Operating earnings for the 52 weeks ended January 30, 2016 decreased $5.9 million, or 17.9%, compared to the prior year period, primarily due to store openings and conversions taking longer than anticipated to open as well as our expansion and related investments in selling, general and administrative expenses to prepare for the growth of additional stores.
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

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities, funds available under our $400.0 million asset-based revolving credit facility (the “Revolver”) and the proceeds from our recently issued 2021 Senior Notes together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of January 30, 2016, $291.9 million of our total cash on hand of $450.4 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
As of January 30, 2016, we had total cash on hand of $450.4 million and an additional $391.6 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
In March 2016, we issued $475.0 million aggregate principal amount of the 2021 Senior Notes, our unsecured 6.75% senior notes due March 15, 2021. The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The 2021 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The net proceeds from the offering will be used for general corporate purposes, which will likely include acquisitions and, potentially, dividends and stock buybacks.
Cash Flows
During fiscal 2015, cash provided by operations was $656.8 million, compared to cash provided by operations of $480.5 million in fiscal 2014. The increase in cash provided by operations of $176.3 million from fiscal 2014 to fiscal 2015 was primarily due to an increase in cash provided by working capital of $167.7 million, due primarily to the timing of payments for income taxes as well as accounts payable and accrued liabilities when compared to fiscal 2014.
During fiscal 2014, cash provided by operations was $480.5 million, compared to cash provided by operations of $762.7 million in fiscal 2013. The decrease in cash provided by operations of $282.2 million from fiscal 2013 to fiscal 2014 was primarily due to a decrease in cash provided by working capital of $278.3 million, due primarily to the change in the timing of payments for accounts payable and accrued liabilities as well as income taxes in fiscal 2014.

Cash used in investing activities was $444.6 million in fiscal 2015, $235.9 million in fiscal 2014 and $207.5 million in fiscal 2013. During fiscal 2015, we used $173.2 million for capital expenditures primarily to support the growth of our Technology Brands businesses, to invest in information systems and digital initiatives, and to open 54 Video Game Brands stores and 31 collectibles stores in the U.S. and internationally. Additionally, we used $267.5 million of cash for acquisitions within the U.S. Video Game Brands and Technology Brands segments. During fiscal 2014, we used $159.6 million for capital expenditures primarily to support the growth of our Technology Brands businesses, to invest in information systems and digital initiatives, and to open 49 Video Game Brands stores in the U.S. and internationally. Additionally, we used $89.7 million of cash for acquisitions of stores within the Technology Brands segment. During fiscal 2013, we used $125.6 million for capital expenditures primarily to open 109 Video Game Brands stores in the U.S. and internationally and to invest in information systems and digital initiatives. During fiscal 2013, we also used $77.4 million of cash primarily for the acquisition of Spring Mobile and Simply Mac.
Cash used in financing activities was $346.2 million in fiscal 2015, $131.2 million in fiscal 2014 and $350.6 million in fiscal 2013. The cash flows used in financing activities in fiscal 2015 were primarily for the repurchase of $194.3 million of treasury shares and the payment of dividends on our Class A Common Stock of $154.1 million. The cash flows used in financing activities in fiscal 2014 were primarily for the repurchase of $331.1 million of treasury shares and the payment of dividends on our Class A Common Stock of $148.8 million, offset in part by the $350.0 million issuance of 2019 Senior Notes in September 2014. The cash flows used in financing activities in fiscal 2013 were primarily for the repurchase of $258.3 million of treasury shares and the payment of dividends on our Class A Common Stock of $130.9 million. The cash flows used in financing activities in fiscal 2015 were not impacted by cash provided by the issuance of shares associated with stock option exercises. In fiscal 2014 and fiscal 2013, the impact was $0.7 million and $58.0 million, respectively.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver, as well as the proceeds from the September 24, 2014 issuance of our 2019 Senior Notes, to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Issuance of 5.50% Senior Notes due 2019. On September 24, 2014, we issued $350.0 million aggregate principal amount of the 2019 Senior Notes, our unsecured 5.50% Senior Notes due October 1, 2019. The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
The 2019 Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and for general corporate purposes, such as acquisitions, dividends and stock buybacks. The outstanding balance of the 2019 Senior Notes at January 30, 2016 was $350.0 million.

The indenture governing the 2019 Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt and the repurchase of debt that is junior to the 2019 Senior Notes. In addition, the indenture restricts payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indenture or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indenture from the date of the indenture exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indenture. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2019 Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
Revolving Credit Facility. On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 and further amended on September 15, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. Prior to the March 2014 amendment, the Revolver was scheduled to mature in January 2016. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets. The September 15, 2014 amendment amended certain covenants to permit the issuance of the 2019 Senior Notes.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2015, we cumulatively borrowed and subsequently repaid $463.0 million under the Revolver. Our maximum borrowings outstanding during fiscal 2015 were $123.0 million. During fiscal 2014 and fiscal 2013, we borrowed and repaid $626 million and $130 million, respectively, under the Revolver. Average borrowings under the Revolver for fiscal 2015 were $23.3 million. Our average interest rate on those outstanding borrowings for fiscal 2015 was 3.5%. As of January 30, 2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million. We are currently in compliance with the requirements of the Revolver.
Luxembourg Line of Credit. In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.9 million.
Issuance of 6.75% Senior Notes due 2021. In March 2016, we issued $475.0 million aggregate principal amount of the 2021 Senior Notes, our unsecured 6.75% senior notes due March 15, 2021. The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The 2021 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The net proceeds from the offering will be used for general corporate purposes, which will likely include acquisitions, and, potentially, dividends and stock buybacks.
The 2021 Senior Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act or the securities laws of any other jurisdiction. Accordingly, the 2021 Senior Notes are expected to be eligible for resale in the United States only to qualified institutional buyers and outside the United States to non-U.S. persons in compliance with Regulation S.

The indenture governing the 2021 Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt and the repurchase of debt that is junior to the 2021 Senior Notes. In addition, the indenture restricts payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indenture or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indenture from the date of the indenture governing the 2021 Senior Notes exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indenture. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2021 Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened 85 Video Game Brands stores and opened or acquired 568 Technology Brands stores in fiscal 2015, and we expect to open 140 stores in fiscal 2016, as well as make significant investments in our Technology Brands businesses through acquisitions. Capital expenditures for fiscal 2016 are projected to be approximately $160-170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
We used cash to expand our operations through acquisitions. During fiscal 2015, fiscal 2014 and fiscal 2013, we used $267.5 million, $89.7 million and $77.4 million, respectively, for acquisitions, primarily related to the growth of our Technology Brands business and ThinkGeek.
Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our Class A Common Stock. Since the beginning of fiscal 2011, each individual authorization has been for $500 million. Our general practice is to seek Board of Directors’ approval for a new authorization before the existing one is fully used to ensure that we are always able to repurchase shares. For fiscal 2013, we repurchased 6.3 million shares for an average price per share of $41.12 and a total of $258.3 million. For fiscal 2014, we repurchased 8.4 million shares for an average price per share of $39.50 and a total of $333.4 million. For fiscal 2015, we repurchased 5.2 million shares for an average price per share of $38.68 and a total of $202.0 million. We have $245.3 million remaining under our latest authorization from November 2014.
We paid a total of $1.10 per share in cash dividends in fiscal 2013 and a total of $1.32 per share in fiscal 2014. In fiscal 2015, we paid dividends of $1.44 per share of Class A Common Stock, totaling $154.1 million for the year. On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock. Future dividends will be subject to approval by our Board of Directors. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances as stated above.

Contractual Obligations
The following table sets forth our contractual obligations as of January 30, 2016:

	Payments Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
	(In millions)
Operating Leases	$1,067.8	$336.1	$429.1	$187.9	$114.7
Purchase Obligations(1)	630.9	630.1	0.8	—	—
2019 Senior Notes	350.0	—	—	350.0	—
Interest payments on 2019 Senior Notes	77.1	19.3	38.5	19.3	—
Total(2)	$2,125.8	$985.5	$468.4	$557.2	$114.7
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
As of January 30, 2016, we had $30.0 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 13, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

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
As of January 30, 2016, we had standby letters of credit outstanding in the amount of $8.4 million and had bank guarantees outstanding in the amount of $15.7 million, $12.6 million of which are cash collateralized.

Recent Accounting Standards and Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2015, utilizing prospective application as permitted. As such, certain prior period amounts have not been retrospectively adjusted to conform to the current presentation.

In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under this standard, an acquirer in a business combination must recognize measurement-period adjustments during the period in which the acquirer determines the amounts, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date, as opposed to retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest. The ASU is effective immediately and clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
In February 2015 the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is effective for annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. The standard amends both the variable interest entity and voting interest entity consolidation models and requires companies to reassess whether certain entities should be consolidated. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We anticipate that the standard will affect the way that we recognize gift card breakage and liabilities for our customer incentives. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.
In April 2014, the FASB issued ASU 2014-08 related to reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The ASU became effective for us beginning in the first quarter of our fiscal year ending January 30, 2016 and will be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning on or after the adoption date, with early adoption permitted. The implementation of this standard will not have a material impact on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk
We are exposed to market risk due to foreign currency and interest rate fluctuations, each as described more fully below.
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 30, 2016, we recognized a $5.2 million loss in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of January 30, 2016 was a net asset of $7.9 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg and The Wall Street Journal, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 30, 2016 would result in a gain or loss in value of the forwards, options and swaps of $12.0 million.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as (COSO 2013). Based on our evaluation under COSO 2013, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 30, 2016.

The effectiveness of our internal control over financial reporting as of January 30, 2016 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included in this Form 10-K on page 49.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the "Company") as of January 30, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 52 week period ended January 30, 2016 of the Company and our report dated March 28, 2016 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule and includes an explanatory paragraph relating to a change in the method of accounting for the classification of deferred tax assets and liabilities as of January 30, 2016 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 28, 2016

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

*    The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2016 Annual Meeting of Stockholders to be held on or around June 21, 2016, which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV

Item 15.	Exhibits and Financial Statement Schedule

(a)	The following documents are filed as a part of this Form 10-K:

(1)	Index and Consolidated Financial Statements
The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Form 10-K.

(2)	Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended January 30, 2016, 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended January 30, 2016, 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve, deducted from asset accounts
52 Weeks Ended January 30, 2016	$69.3	$36.9	$58.2	$102.9	$61.5
52 Weeks Ended January 31, 2015	76.5	40.9	55.8	103.9	69.3
52 Weeks Ended February 1, 2014	83.8	40.6	32.0	79.9	76.5
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
Date: March 28, 2016
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES	Chief Executive Officer and Director	March 28, 2016
J. Paul Raines	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	March 28, 2016
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Executive Vice President and Chief Financial Officer	March 28, 2016
Robert A. Lloyd	(Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting Officer	March 28, 2016
Troy W. Crawford	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	March 28, 2016
Jerome L. Davis

/s/ R. RICHARD FONTAINE	Director	March 28, 2016
R. Richard Fontaine

/s/ THOMAS N. KELLY JR.	Director	March 28, 2016
Thomas N. Kelly Jr.

/s/ SHANE S. KIM	Director	March 28, 2016
Shane S. Kim

/s/ STEVEN R. KOONIN	Director	March 28, 2016
Steven R. Koonin

/s/ STEPHANIE M. SHERN	Director	March 28, 2016
Stephanie M. Shern

/s/ GERALD R. SZCZEPANSKI	Director	March 28, 2016
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	March 28, 2016
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	March 28, 2016
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 30, 2016 and January 31, 2015, and the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the 52 week periods ended January 30, 2016, January 31, 2015 and February 1, 2014. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GameStop Corp. and subsidiaries as of January 30, 2016 and January 31, 2015, and the results of their operations and their cash flows for each of the 52 week periods ended January 30, 2016, January 31, 2015 and February 1, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 13 to the consolidated financial statements, the Company has changed its method of accounting for the classification of deferred tax assets and liabilities as of January 30, 2016 due to the adoption of Accounting Standards Update (ASU) 2015-17, Balance Sheet Classification of Deferred Taxes.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 30, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2016 expressed an unqualified opinion on the Company's internal control over financial reporting.

DELOITTE & TOUCHE LLP
Dallas, Texas
March 28, 2016

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS

	January 30, 2016	January 31, 2015
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$450.4	$610.1
Receivables, net	176.5	113.5
Merchandise inventories, net	1,163.0	1,144.8
Deferred income taxes - current	—	65.6
Prepaid expenses and other current assets	148.9	128.5
Total current assets	1,938.8	2,062.5
Property and equipment:
Land	17.3	18.3
Buildings and leasehold improvements	668.2	609.2
Fixtures and equipment	874.6	888.2
Total property and equipment	1,560.1	1,515.7
Less accumulated depreciation	1,075.6	1,061.5
Net property and equipment	484.5	454.2
Deferred income taxes - noncurrent	39.0	24.3
Goodwill	1,476.7	1,390.4
Other intangible assets, net	330.4	237.8
Other noncurrent assets	65.5	77.1
Total noncurrent assets	2,396.1	2,183.8
Total assets	$4,334.9	$4,246.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$631.9	$815.6
Accrued liabilities	1,041.0	803.6
Income taxes payable	121.1	15.4
Notes payable	0.4	5.1
Total current liabilities	1,794.4	1,639.7
Deferred income taxes	29.6	95.9
Long-term debt	350.0	350.6
Other long-term liabilities	79.9	92.4
Total long-term liabilities	459.5	538.9
Total liabilities	2,253.9	2,178.6
Commitments and contingencies (Notes 11, 12 and 13)
Stockholders’ equity:
Preferred stock — authorized 5.0 shares; no shares issued or outstanding	—	—
Class A common stock — $.001 par value; authorized 300.0 shares; 103.3 and 107.7 shares issued, 103.3 and 107.7 shares outstanding, respectively	0.1	0.1
Additional paid-in-capital	—	—
Accumulated other comprehensive loss	(88.8)	(25.4)
Retained earnings	2,169.7	2,093.0
Total stockholders' equity	2,081.0	2,067.7
Total liabilities and stockholders’ equity	$4,334.9	$4,246.3
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions, except per share data)
Net sales	$9,363.8	$9,296.0	$9,039.5
Cost of sales	6,445.5	6,520.1	6,378.4
Gross profit	2,918.3	2,775.9	2,661.1
Selling, general and administrative expenses	2,108.9	2,001.0	1,892.4
Depreciation and amortization	156.6	154.4	166.5
Goodwill impairments	—	—	10.2
Asset impairments	4.6	2.2	18.5
Operating earnings	648.2	618.3	573.5
Interest income	(0.4)	(0.7)	(0.9)
Interest expense	23.4	10.7	5.6
Earnings before income tax expense	625.2	608.3	568.8
Income tax expense	222.4	215.2	214.6
Net income	$402.8	$393.1	$354.2
Basic net income per common share attributable to GameStop Corp.	$3.80	$3.50	$3.02
Diluted net income per common share attributable to GameStop Corp.	$3.78	$3.47	$2.99
Weighted average shares of common stock outstanding — basic	106.0	112.2	117.2
Weighted average shares of common stock outstanding — diluted	106.7	113.2	118.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions)
Net income	$402.8	$393.1	$354.2
Other comprehensive loss:
Foreign currency translation adjustments	(63.4)	(107.9)	(81.9)
Comprehensive income attributable to GameStop Corp.	$339.4	$285.2	$272.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	GameStop Corp. Stockholders					Total
	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings
	Shares	Common Stock
	(In millions)
Balance at February 2, 2013	118.2	$0.1	$348.3	$164.4	$1,773.5	$2,286.3
Net income for the 52 weeks ended February 1, 2014	—	—	—	—	354.2	354.2
Foreign currency translation	—	—	—	(81.9)	—	(81.9)
Dividends(1)	—	—	—	—	(131.8)	(131.8)
Stock-based compensation	—	—	19.4	—	—	19.4
Repurchases of common stock	(6.3)	—	(258.3)	—	—	(258.3)
Issuance of common stock, net of tax impact of share-based compensation of $11.1	3.4	—	63.5	—	—	63.5
Balance at February 1, 2014	115.3	0.1	172.9	82.5	1,995.9	2,251.4
Net income for the 52 weeks ended January 31, 2015	—	—	—	—	393.1	393.1
Foreign currency translation	—	—	—	(107.9)	—	(107.9)
Dividends(1)	—	—	—	—	(151.6)	(151.6)
Stock-based compensation	—	—	21.5	—	—	21.5
Repurchases of common stock	(8.4)	—	(189.0)	—	(144.4)	(333.4)
Issuance of common stock, net of tax impact of share-based compensation of $5.3	0.8	—	(5.4)	—	—	(5.4)
Balance at January 31, 2015	107.7	0.1	—	(25.4)	2,093.0	2,067.7
Net income for the 52 weeks ended January 30, 2016	—	—	—	—	402.8	402.8
Foreign currency translation	—	—	—	(63.4)	—	(63.4)
Dividends(1)	—	—	—	—	(153.5)	(153.5)
Stock-based compensation	—	—	29.9	—	—	29.9
Repurchases of common stock	(5.2)	—	(29.4)	—	(172.6)	(202.0)
Issuance of common stock, net of tax impact of share-based compensation of $4.4	0.8	—	(0.5)	—	—	(0.5)
Balance at January 30, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0

(1)	Dividends declared per common share were $1.10 in the 52 weeks ended February 1, 2014, $1.32 in the 52 weeks ended January 31, 2015 and $1.44 in the 52 weeks ended January 30, 2016.

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions)
Cash flows from operating activities:
Net income	$402.8	$393.1	$354.2
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	158.2	156.5	169.2
Impairments of goodwill and other long-lived assets	4.6	2.2	28.7
Stock-based compensation expense	29.9	21.5	19.4
Deferred income taxes	(1.5)	9.2	(2.7)
Excess tax benefits related to stock-based awards	(4.4)	(5.7)	(12.4)
Loss on disposal of property and equipment	3.6	4.7	7.1
Other	(4.6)	(16.1)	40.0
Changes in operating assets and liabilities:
Receivables, net	(58.1)	(44.3)	(1.4)
Merchandise inventories	(49.2)	(24.8)	(86.9)
Prepaid expenses and other current assets	(6.0)	(1.7)	(9.7)
Prepaid income taxes and income taxes payable	95.9	(82.3)	(19.8)
Accounts payable and accrued liabilities	91.4	59.4	302.4
Changes in other long-term liabilities	(5.8)	8.8	(25.4)
Net cash flows provided by operating activities	656.8	480.5	762.7
Cash flows from investing activities:
Purchase of property and equipment	(173.2)	(159.6)	(125.6)
Acquisitions, net of cash acquired of $13.9, $3.6 and $1.8, respectively	(267.5)	(89.7)	(77.4)
Proceeds from divestiture	—	12.4	—
Other	(3.9)	1.0	(4.5)
Net cash flows used in investing activities	(444.6)	(235.9)	(207.5)
Cash flows from financing activities:
Repayment of acquisition-related debt	(2.2)	—	(31.8)
Repurchase of common shares	(194.3)	(331.1)	(258.3)
Dividends paid	(154.1)	(148.8)	(130.9)
Proceeds from senior notes	—	350.0	—
Borrowings from the revolver	463.0	626.0	130.0
Repayments of revolver borrowings	(463.0)	(626.0)	(130.0)
Payments of financing costs	—	(7.7)	—
Issuance of common stock, net of share repurchases for withholding taxes	—	0.7	58.0
Excess tax benefits related to stock-based awards	4.4	5.7	12.4
Net cash flows used in financing activities	(346.2)	(131.2)	(350.6)
Exchange rate effect on cash and cash equivalents	(25.7)	(39.5)	(42.8)
Increase (decrease) in cash and cash equivalents	(159.7)	73.9	161.8
Cash and cash equivalents at beginning of period	610.1	536.2	374.4
Cash and cash equivalents at end of period	$450.4	$610.1	$536.2

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$21.8	$2.7	$2.7
Income taxes paid	$122.2	$265.9	$238.0

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. As the world's largest omnichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. Additionally, we recently acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers. As of January 30, 2016, we operated 7,117 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications.
Our Technology Brands segment owns and operates Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronic products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business.
Our largest vendors worldwide are Sony, Microsoft, Nintendo, Electronic Arts and Activision, which accounted for 27%, 19%, 11%, 10% and 9%, respectively, of our new product purchases in fiscal 2015, 24%, 17%, 11%, 8% and 10%, respectively, in fiscal 2014 and 20%, 15%, 12%, 10% and 10%, respectively, in fiscal 2013.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts (other than dollar amounts per share) in the consolidated financial statements are stated in millions unless otherwise indicated.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015"). Fiscal 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014"). Fiscal 2013 consisted of the 52 weeks ended on February 1, 2014 ("fiscal 2013").
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
Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in other noncurrent assets in our consolidated balance sheets. Our restricted cash was $9.7 million and $12.7 million as of January 30, 2016 and January 31, 2015, respectively.

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
Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 30, 2016 and January 31, 2015 were $61.5 million and $69.3 million, respectively.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the systems become operational. Our total depreciation expense was $144.9 million, $144.5 million and $152.9 million during fiscal 2015, fiscal 2014 and fiscal 2013, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that their carrying amounts may not be recoverable or their depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss would be recognized for the amount by which the carrying amount of the assets exceeds their fair value, as approximated by the present value of their projected discounted cash flows. We recorded impairment losses of $4.6 million, $2.2 million and $18.5 million in fiscal 2015, fiscal 2014 and fiscal 2013, respectively. See Note 2, "Asset Impairments," for further information regarding our asset impairment charges.
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
Revenue from the sales of our products is recognized at the time of sale, net of sales discounts and net of an estimated sales return reserve, based on historical return rates, with a corresponding reduction in cost of sales. Our sales return policy is generally limited to 30 days or less and as such our sales returns are, and historically have been, immaterial.
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
Our Spring Mobile business earns commission revenue as an AT&T authorized dealer related to the activation of new wireless customers, the activation of enhanced or upgraded features on existing wireless customer plans and certain other commission incentive opportunities that may be offered to us by AT&T. We have determined that we are not deemed the obligor on the underlying

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

wireless services contracts that give rise to this commission revenue; therefore, commission revenue is recognized at the point at which the commission-generating activity has been performed, which is generally driven by customer activation. Commissions are recognized net of an allowance for chargebacks from AT&T for estimated customer cancellations, which is periodically assessed and adjusted to reflect historical cancellation experience.
Revenues do not include sales taxes or other taxes collected from customers.
Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and selling, general and administrative expenses varies across the retail industry. We include purchasing, receiving and distribution costs in selling, general and administrative expenses in the consolidated statements of operations. For the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, these purchasing, receiving and distribution costs amounted to $62.9 million, $50.3 million and $56.4 million, respectively.
We include processing fees associated with purchases made by check and credit cards in cost of sales in the consolidated statements of operations. For the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, these processing fees amounted to $80.3 million, $66.4 million and $61.5 million, respectively.
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
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014 were $66.6 million, $64.1 million and $57.8 million, respectively.
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
The cost of free or discounted product is recognized in cost of sales and the associated liability is included in accrued liabilities. The reserve is released when loyalty program members redeem their respective points and the corresponding rewards are recorded to cost of goods sold in the period of redemption. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, is recognized in selling, general and administrative expenses.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Lease Accounting
We lease retail stores, warehouse facilities, office space and equipment. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2034 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Foreign Currency Translation
Generally, we have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Transaction and derivative net gains are included in selling, general and administrative expenses and were $1.6 million, $2.5 million and $3.3 million for the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
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
New Accounting Pronouncements
In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability to make lease payments and a right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In November 2015, the FASB issued ASU 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2015, utilizing prospective application as permitted. As such, certain prior period amounts have not been retrospectively adjusted to conform to the current presentation.
In September 2015, the FASB issued ASU 2015-16, Simplifying the Accounting for Measurement-Period Adjustments. Under this standard, an acquirer in a business combination must recognize measurement-period adjustments during the period in which the acquirer determines the amounts, including the effect on earnings of any amounts the acquirer would have recorded in previous periods if the accounting had been completed at the acquisition date, as opposed to retrospectively. This guidance is effective for fiscal years beginning after December 15, 2015, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-15, Interest - Imputation of Interest. The ASU is effective immediately and clarifies that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, Simplifying the Measurement of Inventory. This standard changes the measurement principle for inventory from the lower of cost or market to the lower of cost and net realizable value. Net realizable value is defined as the estimated selling price in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This standard is effective for interim and annual reporting periods beginning after December 15, 2016, with early adoption permitted. We are currently evaluating the impact that adoption of this standard will have on our consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for interim and annual reporting periods beginning after December 15, 2015, with early application permitted. This standard will be applied retrospectively, and we do not expect the adoption of this standard to materially impact our consolidated financial statements.
In February 2015 the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis, which is effective for annual reporting periods beginning on or after December 15, 2015, with early adoption permitted. The standard amends both the variable interest entity and voting interest entity consolidation models and requires companies to reassess whether certain entities should be consolidated. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We anticipate that the standard will affect the way that we recognize gift card breakage and liabilities for our customer incentives. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.
In April 2014, the FASB issued ASU 2014-08 related to reporting discontinued operations and disclosures of disposals of components of an entity. Specifically, the ASU amends the definition of a discontinued operation, expands disclosure requirements for transactions that meet the definition of a discontinued operation and requires entities to disclose additional information about

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

individually significant components that are disposed of or held for sale and do not qualify as discontinued operations. Additionally, entities will be required to reclassify assets and liabilities of a discontinued operation for all comparative periods presented in the statement of financial position and to separately present certain information related to the operating and investing cash flows of the discontinued operation, for all comparative periods, in the statement of cash flows. The ASU became effective for us beginning in the first quarter of our fiscal year ending January 30, 2016 and will be adopted on a prospective basis for all disposals (except disposals classified as held for sale prior to the adoption date) or components initially classified as held for sale in periods beginning on or after the adoption date, with early adoption permitted. The implementation of this standard will not have a material impact on our consolidated financial statements.

2.	Asset Impairments
Fiscal 2015
We recognized impairment charges of $4.6 million in fiscal 2015 related to our evaluation of store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended January 30, 2016 is as follows:

	United States	Europe	Technology Brands	Total
	(In millions)
Impairments of intangible assets	$—	$0.2	$—	$0.2
Impairments of property, equipment and other assets - store impairments	$2.8	$0.6	$1.0	$4.4
Total	$2.8	$0.8	$1.0	$4.6
There were no asset impairment charges in our Canada or Australia Video Game Brands segments during the 52 weeks ended January 30, 2016.
Fiscal 2014
We recognized impairment charges of $2.2 million in fiscal 2014 related to our evaluation of intangible assets and store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended January 31, 2015 is as follows:

	United States	Canada	Europe	Total
	(In millions)
Impairments of intangible assets	$—	$—	$0.3	$0.3
Impairments of property, equipment and other assets - store impairments	0.6	0.4	0.9	1.9
Total	$0.6	$0.4	$1.2	$2.2
There were no asset impairment charges in our Australia Video Game Brands or Technology Brands segments during the 52 weeks ended January 31, 2015.
Fiscal 2013
We recognized impairment charges of $9.0 million in fiscal 2013 related to our evaluation of store property, equipment and other assets in situations where the asset's carrying value was not expected to be recovered by its future cash flows over its remaining useful life. Additionally, we made a decision during the fourth quarter of fiscal 2013 to abandon our Spawn Labs business and related technology assets. As a result of this decision, we recorded impairment charges of $2.1 million related to other intangible assets and $7.4 million related to certain technology assets in connection with the exit of the Spawn Labs business, which are reflected in the asset impairments line item in our consolidated statements of operations. Because we never integrated Spawn Labs into our United States Video Game Brands reporting unit, our decision to exit this business triggered an interim impairment

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

test that resulted in a goodwill impairment charge of $10.2 million, which is reflected in the goodwill impairments line item in our consolidated statements of operations. See Note 9, "Goodwill and Intangible Assets," for further information associated with the goodwill impairment.
A summary of our asset impairment charges, by reportable segment, for the 52 weeks ended February 1, 2014 is as follows:

	United States	Europe	Total

Goodwill impairment	$10.2	$—	$10.2
Impairment of intangible assets	2.1	—	2.1
Impairment of technology assets	7.4	—	7.4
Impairments of property, equipment and other assets - store impairments	4.3	4.7	9.0
Total	$24.0	$4.7	$28.7
There were no asset impairment charges in our Canada or Australia Video Game Brands or Technology Brands segments during the 52 weeks ended February 1, 2014.

3.	Acquisitions and Divestitures
Acquisitions
Fiscal 2015
United States Video Game Brands. On July 17, 2015, we purchased Geeknet, Inc. ("Geeknet") an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of Geeknet provides an expansion of our global omnichannel platform and enables us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base.
Total consideration was $126.0 million, net of $13.9 million of cash acquired. The following table summarizes our allocation of the consideration and the respective fair values of the assets acquired and liabilities assumed in the Geeknet acquisition as of the purchase date:

Receivables, net	$6.9
Merchandise inventories, net	25.6
Prepaid expenses and other current assets	12.5
Fixtures and equipment	0.9
Deferred income taxes	2.8
Other non-current assets	0.1
Goodwill	52.2
Other intangible assets, net	33.4
Total assets acquired	134.4

Accounts payable	3.6
Accrued liabilities	17.3
Deferred income taxes	(12.6)
Other long-term liabilities	0.1
Total liabilities assumed	8.4

Net assets acquired	$126.0

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The goodwill of $52.2 million resulting from the acquisition is not deductible for tax purposes and represents the value we paid for the knowledge and expertise of, and established presence in, the collectibles market. The operating results of Geeknet have been included in our consolidated financial statements beginning on the closing date of July 17, 2015 and are reported in our United States Video Game Brands segment. The pro forma effect assuming this acquisition was made at the beginning of the earliest period presented herein is not material to our consolidated financial statements. As of January 30, 2016, we completed the final fair value assignments and analysis of certain matters primarily related to the valuation of deferred income taxes.
Technology Brands. During the 52 weeks ended January 30, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T resellers and Simply Mac completed an acquisition of an authorized Apple retailer for a total combined consideration of $141.5 million (net of cash acquired). We recorded $46.3 million of goodwill and $76.6 million of other intangible assets related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of the earliest period presented herein is not material to our consolidated financial statements. As of January 30, 2016, we had not completed the final fair value assignments related to these acquisitions and continue to analyze certain matters related to the valuation of intangible assets and deferred income taxes.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $208.2 million, $202.4 million and $221.0 million were recorded as a reduction of cost of sales for the 52 week period ended January 30, 2016, 52 week period ended January 31, 2015, and the 52 week period ended February 1, 2014, respectively.

5.	Computation of Net Income per Common Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A reconciliation of shares used in calculating basic and diluted net income per common share is as follows:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions, except per share data)
Net income attributable to common stockholders	$402.8	$393.1	$354.2
Weighted-average common shares outstanding	106.0	112.2	117.2
Dilutive effect of options and restricted shares on common stock	0.7	1.0	1.2
Common shares and dilutive potential common shares	106.7	113.2	118.4
Net income per common share:
Basic	$3.80	$3.50	$3.02
Diluted	$3.78	$3.47	$2.99
The following table contains information on share-based awards of Class A Common Stock which were excluded from the computation of diluted earnings per share because their effects were antidilutive:

Anti- Dilutive Shares
(In millions)
52 Weeks Ended January 30, 2016	1.0
52 Weeks Ended January 31, 2015	1.6
52 Weeks Ended February 1, 2014	1.5

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	January 30, 2016 Level 2	January 31, 2015 Level 2
Assets
Foreign currency contracts
Other current assets	$40.6	$32.0
Other noncurrent assets	0.1	22.7
Company-owned life insurance(1)	10.1	8.7
Total assets	$50.8	$63.4
Liabilities
Foreign currency contracts
Accrued liabilities	$32.3	$23.3
Other long-term liabilities	0.5	13.0
Nonqualified deferred compensation(2)	1.1	1.2
Total liabilities	$33.9	$37.5
___________________
(1) Recognized in other non-current assets in our consolidated balance sheets.
(2) Recognized in accrued liabilities in our consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities and certain other foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $925.3 million and $1,128.5 million as of January 30, 2016 and January 31, 2015, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Gains (losses) on the changes in fair value of derivative instruments	$(5.2)	$28.9	$(20.3)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	6.8	(26.4)	23.6
Total	$1.6	$2.5	$3.3
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
During fiscal 2015, we recorded a $4.6 million impairment charge, compromised of $4.4 million of property and equipment impairments and $0.2 million of other intangible asset impairments. During fiscal 2014, we recorded a $2.2 million impairment charge, comprised of $1.9 million of property and equipment impairments and $0.3 million of other intangible asset impairments. During fiscal 2013, we recorded a $28.7 million impairment charge related to assets measured at fair value on a nonrecurring basis, comprised of $16.4 million of property and equipment impairments, $10.2 million of goodwill impairments and $2.1 million of other intangible asset impairments. When recognizing an impairment charge, the carrying value of the asset is reduced to fair value and the difference is recorded within operating earnings in our consolidated statements of operations. The fair value measurements included in the goodwill, trade name and property and equipment impairments were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using the discounted cash flow method, the relief-from-royalty method and the undiscounted cash flow method. Under these approaches, management made assumptions about key variables including the following unobservable inputs: revenue and cost estimates, discount rates, terminal values, royalty rates, and remaining useful lives. See Note 9, "Goodwill and Intangible Assets," for further information associated with the goodwill and trade name impairments and Note 2, "Asset Impairments," for further information associated with the property and equipment impairments.
Additionally, we recorded the fair value of net assets acquired and liabilities assumed in connection with our ThinkGeek acquisition in fiscal 2015 and Technology Brands acquisitions in fiscal 2015 and fiscal 2014. The fair value measurements were primarily based on significant unobservable inputs (Level 3) developed using company-specific information. Certain assets were valued using the income approach, which required discounting projected future cash flows. Under this approach, management made assumptions about key variables including the following unobservable inputs: customer growth rate, attrition rate, revenue and margin estimates, remaining useful lives and royalty rates. In order to calculate the present value of those future cash flows, we discounted cash flow estimates at a rate commensurate with the risk that selected market participants would assign to the cash flows. See Note 3, "Acquisitions and Divestitures," for further information associated with the values recorded in the acquisitions.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of January 30, 2016, our unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes") had a carrying value of $350.0 million and a fair value of $343.9 million. The fair value of the 2019 Senior Notes was determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

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

	January 30, 2016	January 31, 2015
Bankcard receivables	$37.7	$52.9
Vendor receivables	119.3	50.2
Technology brands carrier receivables	24.1	11.5
Other receivables	0.8	2.6
Allowance for doubtful accounts	(5.4)	(3.7)
Total receivables, net	$176.5	$113.5

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	January 30, 2016	January 31, 2015
Customer liabilities	$341.6	$364.3
Deferred revenue	112.8	103.5
Employee benefits, compensation and related taxes	156.4	137.5
Checks and transfers yet to be presented for payment from zero balance cash accounts	264.9	57.7
Other taxes	52.9	49.9
Other accrued liabilities	112.4	90.7
Total accrued liabilities	$1,041.0	$803.6

9.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for the 52 weeks ended January 31, 2015 and the 52 weeks ended January 30, 2016 were as follows:

	United States	Canada	Australia	Europe	Technology Brands	Total
	(In millions)
Balance at February 1, 2014	$1,143.3	$33.8	$81.3	$94.2	$62.1	$1,414.7
Acquisitions (Note 3)	—	—	—	—	4.5	4.5
Foreign currency translation adjustment	—	(4.3)	(9.2)	(15.3)	—	(28.8)
Balance at January 31, 2015	1,143.3	29.5	72.1	78.9	66.6	1,390.4
Acquisitions (Note 3)	52.2	—	—	—	46.3	98.5
Foreign currency translation adjustment	—	(2.6)	(6.4)	(3.2)	—	(12.2)
Balance at January 30, 2016	$1,195.5	$26.9	$65.7	$75.7	$112.9	$1,476.7
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We completed the annual impairment test of goodwill for fiscal 2015 as of the first day of the fourth quarter and concluded that none of our goodwill was impaired. For all of our reporting units, the concluded fair value of each of these reporting units exceeded its carrying value by at least 50%.
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
Cumulative goodwill impairment losses were $640.5 million as of January 30, 2016, of which $13.5 million, $100.3 million, $107.1 million and $419.6 million were attributable to our United States, Canada, Australia and Europe reporting units, respectively.
Intangible Assets
Other intangible assets consist primarily of dealer agreements, trade names, customer relationships, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.
Finite-lived Intangible Assets
Leasehold rights, which were recorded as a result of the purchase of SFMI Micromania SAS (“Micromania”) in 2008, represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term, not to exceed 20 years, with no residual value.
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
Customer relationships, which were recorded as a result of the ThinkGeek acquisition, represent the value of the relationships related to both wholesale and website customers within the United States. ThinkGeek sells its products directly to large wholesale retailers and also sells its products directly to customers on its ThinkGeek website. Wholesale customer relationships are amortized on a straight-line basis over seven years, and website customer relationships are amortized on a straight-line basis over five years.
As of January 30, 2016, the total weighted-average amortization period for the remaining intangible assets, excluding goodwill, was approximately 9.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
We completed the annual impairment tests of indefinite-lived intangible assets as of the first day of the fourth quarter of fiscal 2015 and fiscal 2014 and concluded that none of our indefinite-lived intangible assets were impaired.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of January 30, 2016 and January 31, 2015 were as follows (in millions):

	As of January 30, 2016			As of January 31, 2015
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$51.7	$—	$51.7	$45.4	$—	$45.4
Dealer agreements	210.6	—	210.6	134.0	—	134.0
Intangible assets with finite lives:
Key money	87.5	(46.2)	41.3	91.5	(41.8)	49.7
Customer Relationships	14.5	(1.5)	13.0	—	—	—
Other	39.1	(25.3)	13.8	32.7	(24.0)	8.7
Total	$403.4	$(73.0)	$330.4	$303.6	$(65.8)	$237.8
___________________

(1)	The change in the gross carrying amount of intangible assets from January 31, 2015 to January 30, 2016 is primarily due to acquisitions (Note 3) and the impact of exchange rate fluctuations.
Intangible asset amortization expense for the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $13.4 million, $12.0 million and $14.0 million, respectively.
The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Fiscal Year Ending on or around January 31,	Projected Amortization Expense
2017	$14.1
2018	13.4
2019	11.2
2020	8.6
2021	6.2
$53.5

10.	Debt
Issuance of 5.50% Senior Notes due 2019
On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019. The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
The 2019 Senior Notes were issued pursuant to an indenture dated as of September 24, 2014, by and among the Company, certain subsidiary guarantors named therein and U.S. Bank National Association, as trustee and will mature on October 1, 2019. The net proceeds from the offering of $343.7 million were used to pay down the remaining outstanding balance of our revolving credit facility, which is described more fully below, and were used for general corporate purposes, such as acquisitions, dividends and stock buybacks. The outstanding balance of the 2019 Senior Notes at January 30, 2016 was $350.0 million. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and will be amortized as interest expense over the term of the notes.
The indenture governing the 2019 Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, dividends, distributions, the incurrence of additional debt and the repurchase debt that is junior to the 2019 Senior Notes. In addition, the indenture restricts payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indenture or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indenture from the date of the indenture governing the 2019 Senior Notes exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indenture. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175.0 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2019 Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
Revolving Credit Facility
On January 4, 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 and further amended on September 15, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount. We believe the extension of the maturity date of the Revolver to March 2019 helps to limit our exposure to potential tightening or other adverse changes in the credit markets. The September 15, 2014 amendment amended certain covenants to permit the issuance of the 2019 Senior Notes.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2015, we cumulatively borrowed and subsequently repaid $463.0 million under the Revolver. Our maximum borrowings outstanding during fiscal 2015 were $123.0 million. Average borrowings under the Revolver for fiscal 2015 were $23.3 million. Our average interest rate on those outstanding borrowings for fiscal 2015 was 3.5%. As of January 30,

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.9 million.
Issuance of 6.75% Senior Notes due 2021
Issuance of 6.75% Senior Notes due 2021. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The 2021 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933. The net proceeds from the offering will be used for general corporate purposes, which will likely include acquisitions, and, potentially, dividends and stock buybacks.
The 2021 Senior Notes have not been and will not be registered under the Securities Act or the securities laws of any other jurisdiction and may not be offered or sold in the United States absent registration or an applicable exemption from registration requirements of the Securities Act or the securities laws of any other jurisdiction. Accordingly, the 2021 Senior Notes are expected to be eligible for resale in the United States only to qualified institutional buyers and outside the United States to non-U.S. persons in compliance with Regulation S.
The indenture governing the 2021 Senior Notes does not contain financial covenants but does contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt and the repurchase of debt that is junior to the 2021 Senior Notes. In addition, the indenture restricts payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indenture or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indenture from the date of the indenture governing the 2021 Senior Notes exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indenture. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.
The indenture contains customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the 2021 Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Approximate rental expenses under operating leases were as follows:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions)
Minimum	$394.5	$391.4	$381.6
Percentage rentals	7.8	8.2	9.4
	$402.3	$399.6	$391.0
Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 30, 2016, are approximately:

Fiscal Year Ending on or around January 31,	Amount
(In millions)
2017	$336.1
2018	250.2
2019	178.9
2020	119.3
2021	68.6
Thereafter	114.7
$1,067.8

12.	Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases totaling $15.7 million as of January 30, 2016 and $16.6 million as of January 31, 2015.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.	Income Taxes
The provision for income taxes consisted of the following:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions)
Current tax expense:
Federal	$178.7	$158.4	$158.2
State	16.3	18.0	24.5
Foreign	28.9	29.6	34.6
	223.9	206.0	217.3
Deferred tax expense (benefit):
Federal	0.2	29.3	(1.9)
State	3.6	(3.3)	(0.1)
Foreign	(5.3)	(16.8)	(0.7)
	(1.5)	9.2	(2.7)
Total income tax expense	$222.4	$215.2	$214.6

The components of earnings before income tax expense consisted of the following:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
	(In millions)
United States	$553.5	$558.8	$491.6
International	71.7	49.5	77.2
Total	$625.2	$608.3	$568.8
The following is a reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations:

	52 Weeks Ended January 30, 2016	52 Weeks Ended January 31, 2015	52 Weeks Ended February 1, 2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	2.1	2.0	1.9
Foreign income tax rate differential	(1.0)	(0.4)	(0.5)
Nondeductible goodwill impairment	—	—	0.6
Change in valuation allowance	(0.9)	1.8	—
Subpart F income	0.9	2.7	4.8
Interest income from hybrid securities	(1.6)	(5.2)	(5.8)
Realization of losses in foreign operations not previously benefited	—	(2.2)	—
Other (including permanent differences)(1)	1.1	1.7	1.7
	35.6%	35.4%	37.7%
___________________
(1) Other is comprised of numerous items, none of which is greater than 1.75% of earnings before income taxes.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities and consisted of the following components (in millions):

	January 30, 2016	January 31, 2015
Deferred tax asset:
Inventory	$26.5	$27.4
Deferred rents	8.9	11.1
Stock-based compensation	16.5	16.0
Net operating losses	52.2	30.8
Customer liabilities	26.1	29.9
Fixed assets	—	—
Foreign tax credit carryover	3.9	5.2
Other	32.1	14.8
Total deferred tax assets	166.2	135.2
Valuation allowance	(18.8)	(24.3)
Total deferred tax assets, net	147.4	110.9
Deferred tax liabilities:
Fixed assets	(11.6)	(4.3)
Goodwill	(89.0)	(88.8)
Prepaid expenses	(6.6)	(3.8)
Intangible assets	(30.3)	(17.3)
Other	(0.5)	(2.7)
Total deferred tax liabilities	(138.0)	(116.9)
Net	$9.4	$(6.0)
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - current	$—	$65.6
Deferred income taxes - noncurrent	$39.0	$24.3
Deferred income taxes	$(29.6)	$(95.9)
During November 2015, the FASB issued ASU 2015-17, which simplifies the presentation of deferred income taxes. ASU 2015-17 requires that deferred tax assets and liabilities be classified as long-term on the balance sheet. The Company elected to early adopt ASU 2015-17 effective January 30, 2016, on a prospective basis. As reflected in the table above, the adoption of ASU 2015-17 resulted in a reclassification of the Company’s net current deferred tax asset to the net long-term deferred tax asset on the Company’s consolidated balance sheet as of January 30, 2016. Balances as of January 31, 2015 have not been recast.
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years 2010 through 2014. We do not anticipate any adjustments that would result in a material impact on our consolidated financial statements as a result of these audits. We are no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 30, 2010.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration ("FTA") for fiscal years 2008 through 2012.  We received a tax reassessment notice on December 23, 2015, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2010, resulting in a potential additional tax charge of approximately €23.0 million.  We may receive additional tax reassessments in material amounts for subsequent fiscal years, including those years currently under audit. We filed a response to the reassessment notice on February 19, 2016, and we intend to vigorously contest the reassessment through administrative procedures.  If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment.  If we were not to prevail, then the adjustment to our income tax provision could be material.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 30, 2016, the Company has approximately $11.0 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2018 through 2035, as well as $86.4 million of foreign NOL carryforwards that have no expiration date. In addition, the Company has approximately $3.9 million of foreign tax credit carryforwards that expire in years 2022 through 2024. The Company also has approximately $88.0 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2018 through 2034.
As of January 30, 2016, the gross amount of unrecognized tax benefits was approximately $31.9 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $27.7 million, exclusive of any benefits related to interest and penalties.
A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	January 30, 2016	January 31, 2015	February 1, 2014
Beginning balance of unrecognized tax benefits	$21.4	$20.6	$28.7
Increases related to current period tax positions	4.0	1.0	0.5
Increases related to prior period tax positions	9.0	6.1	16.6
Reductions as a result of a lapse of the applicable statute of limitations	(1.0)	(0.5)	(1.9)
Reductions as a result of settlements with taxing authorities	(1.5)	(5.8)	(23.3)
Ending balance of unrecognized tax benefits	$31.9	$21.4	$20.6
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 30, 2016, January 31, 2015 and February 1, 2014, we had approximately $4.9 million, $4.6 million and $6.1 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $0.4 million of expense, $0.6 million of expense and $1.6 million of expense were recognized through income tax expense in the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 30, 2016.
Deferred income taxes have not been provided for on the approximately $601.0 million of undistributed earnings generated by certain foreign subsidiaries as of January 30, 2016 because we intend to permanently reinvest such earnings outside the United States. We do not currently require, nor do we have plans for, the repatriation of retained earnings from these subsidiaries. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to provide for income taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, we cannot reasonably estimate the amount of such a tax event.

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
In 2005, we adopted a rights agreement under which one right (a “Right”) was attached to each outstanding share of our common stock. Each Right entitles the holder to purchase from us one ten-thousandth of a share of a series of preferred stock, designated as Series A Junior Participating Preferred Stock (the “Series A Preferred Stock”), at a price of $100.00 per one one-

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

thousandth of a share. The Rights expired on October 28, 2014, and accordingly, at January 30, 2016, there were no shares of Series A Preferred Stock issued or outstanding.
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
The following table summarizes our share repurchase activity during the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Aggregate Value of Shares Repurchased During the Period
	(in millions)		(in millions)
52 weeks ended January 30, 2016	5.2	$38.68	$202.0
52 weeks ended January 31, 2015	8.4	$39.50	$333.4
52 weeks ended February 1, 2014	6.3	$41.12	$258.3
As of January 30, 2016 we have $245.3 million remaining under our latest authorization from November 2014. Subsequent to January 30, 2016, we have not made any share repurchases.
Dividends. In February 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $1.10 per share in dividends in fiscal 2013 and a total of $1.32 per share fiscal 2014. In fiscal 2015, we paid dividends of $1.44 per share of Class A Common Stock, totaling approximately $154.1 million. On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock. Future dividends will be subject to approval by our Board of Directors.
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
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. We have not

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

historically experienced material forfeitures with respect to the employees who currently receive stock option grants and thus we do not expect any forfeitures related to these awards. There were no options granted during the 52 weeks ended January 30, 2016.
Our Black-Scholes assumptions are presented below:

	52 Weeks Ended January 31, 2015	53 Weeks Ended February 1, 2014
Volatility	46.5%	46.4%
Risk-free interest rate	1.7%	1.0%
Expected life (years)	5.5	5.6
Expected dividend yield	3.4%	4.3%
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
A summary of our stock option activity during the 52 weeks ended January 30, 2016 is presented below:

	Shares (Millions)	Weighted- Average Exercise Price

Balance, January 31, 2015	1.8	$33.14
Exercised	(0.3)	18.19
Forfeited	(0.1)	45.90
Balance, January 30, 2016	1.4	35.88
The following table summarizes information as of January 30, 2016 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Contractual Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$20.32 - $20.69	0.1	3.58	$20.36	0.1	$20.36
$24.82 - $26.68	0.6	5.55	25.27	0.4	25.44
$38.52 - $49.95	0.7	4.28	46.68	0.6	48.06
$20.32 - $49.95	1.4	4.76	35.88	1.1	36.98
The total intrinsic value of options exercised during the fiscal years ended January 30, 2016, January 31, 2015 and February 1, 2014 was $6.7 million, $10.7 million, and $53.5 million, respectively. The intrinsic value of options exercisable and options outstanding was $0.8 million and $1.1 million, respectively, as of January 30, 2016.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, we included compensation expense relating to the grant of these options in the amount of $2.6 million, $2.1 million and $1.0 million, respectively, in selling, general and administrative expenses. As of January 30, 2016, there was $1.0 million of unrecognized compensation expense related to the unvested portion of our stock options that is expected to be recognized over a weighted-average period of 1.0 year.
Restricted Stock Awards
We grant restricted stock awards to certain of our employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance, subject to continued service to the Company and, in some cases, subject to the attainment of certain performance measures.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our restricted stock awards activity during the 52 weeks ended January 30, 2016:

	Shares (Millions)	Weighted- Average Grant Date Fair Value

Nonvested shares at January 31, 2015	2.2	$28.14
Granted	0.6	40.34
Vested	(0.9)	28.91
Forfeited	(0.4)	25.16
Nonvested shares at January 30, 2016	1.5	$33.77
Of the shares granted during fiscal 2015, 457 thousand shares of restricted stock were granted under the 2011 Incentive Plan, 429 thousand of which vest in equal annual installments over three years and 28 thousand vest in a single installment over one year. At the same time, an additional 189 thousand shares of restricted stock were granted under the 2011 Incentive Plan and are subject to performance targets which will be measured following the completion of fiscal 2016. These grants will vest one year after measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
During the 52 weeks ended January 31, 2015, we granted 0.6 million shares of restricted stock with a weighted-average grant date fair value of $38.61 per common share with fair value being determined by the quoted market price of our common stock on the date of grant. Of these shares, 434 thousand shares of restricted stock were granted under the 2011 Incentive Plan, which vest in equal annual installments over three years. At the same time, an additional 182 thousand shares of restricted stock were granted under the 2011 Incentive Plan, of which 91 thousand shares vest in equal annual installments over three years based on performance targets measured at the end of fiscal 2014. This award achieved 93% of the target amount, which resulted in the incremental forfeiture of 15.9 thousand shares that would have vested in equal annual installments over three years. The remaining 91 thousand shares of restricted stock granted are subject to performance targets which will be measured following the completion of fiscal 2016. These grants will vest immediately upon measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
During the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, we included compensation expense relating to the grants of restricted shares in the amounts of $27.3 million, $19.4 million and $18.4 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 30, 2016, there was $21.7 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.7 years.

15.	Employees’ Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, for a maximum of $18 thousand a year for 2015, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 and the 52 weeks ended February 1, 2014, were $6.3 million, $5.2 million and $4.8 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Significant Products
The following table sets forth net sales (in millions) and percentages of total net sales by significant product category for the periods indicated:

	52 Weeks Ended January 30, 2016		52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net sales:
New video game hardware(1)	$1,944.7	20.8%	$2,028.7	21.8%	$1,730.0	19.1%
New video game software	2,905.1	31.0%	3,089.0	33.2%	3,480.9	38.5%
Pre-owned and value video game products	2,374.7	25.4%	2,389.3	25.7%	2,329.8	25.8%
Video game accessories	703.0	7.5%	653.6	7.1%	560.6	6.2%
Digital	188.3	2.0%	216.3	2.3%	217.7	2.4%
Mobile and consumer electronics	652.8	7.0%	518.8	5.6%	303.7	3.4%
Other(2)	595.2	6.3%	400.3	4.3%	416.8	4.6%
Total	$9,363.8	100.0%	$9,296.0	100.0%	$9,039.5	100.0%

	52 Weeks Ended January 30, 2016		52 Weeks Ended January 31, 2015		52 Weeks Ended February 1, 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$175.5	9.0%	$196.6	9.7%	$176.5	10.2%
New video game software	689.3	23.7%	716.9	23.2%	805.3	23.1%
Pre-owned and value video game products	1,114.5	46.9%	1,146.3	48.0%	1,093.9	47.0%
Video game accessories	255.5	36.3%	246.1	37.7%	220.5	39.3%
Digital	149.6	79.4%	152.0	70.3%	149.2	68.5%
Mobile and consumer electronics	328.6	50.3%	186.7	36.0%	65.1	21.4%
Other(2)	205.3	34.5%	131.3	32.8%	150.6	36.1%
Total	$2,918.3	31.2%	$2,775.9	29.9%	$2,661.1	29.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from collectibles (including sales from our newly acquired ThinkGeek operation, beginning in July 2015), from the sales of PC entertainment software, interactive toys and licensed merchandise, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

17.	Segment Information
We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which was added in the fourth quarter of fiscal 2013 and includes the operations of our Spring Mobile, Cricket and Simply Mac businesses. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems and software and related accessories and Technology Brand stores engaged in the sale of consumer electronics and wireless products and services. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce website www.gamestop.com; Game Informer magazine;

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 52 weeks ended January 30, 2016, the 52 weeks ended January 31, 2015 or the 52 weeks ended February 1, 2014.
Information on segments and the reconciliation of segment profit to earnings (loss) before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8

Segment operating earnings	504.3	29.4	38.7	48.8	27.0	648.2
Interest income						0.4
Interest expense						(23.4)
Earnings before income taxes						$625.2

Other Information:
Goodwill	$1,195.5	$26.9	$65.7	$75.7	$112.9	$1,476.7
Other long-lived assets	333.2	17.6	47.0	200.3	321.3	919.4
Total assets	2,703.1	259.2	382.2	401.7	588.7	4,334.9
Income tax expense	195.0	6.1	8.3	4.1	8.9	222.4
Depreciation and amortization	98.8	3.5	8.8	24.3	21.2	156.6
Capital expenditures	$76.9	$4.4	$12.8	$20.2	$58.9	$173.2

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0

Segment operating earnings	483.2	28.3	38.0	35.9	32.9	618.3
Interest income						0.7
Interest expense						(10.7)
Earning before income taxes						$608.3

Other Information:
Goodwill	$1,143.3	$29.5	$72.1	$78.9	$66.6	$1,390.4
Other long-lived assets	328.6	18.4	46.4	214.1	185.9	793.4
Total assets	2,740.3	252.1	382.5	527.2	344.2	4,246.3
Income tax expense (benefit)	198.1	4.2	8.4	(6.7)	11.2	215.2
Depreciation and amortization	102.5	3.8	9.6	30.8	7.7	154.4
Capital expenditures	$92.3	$5.1	$11.2	$19.9	$31.1	$159.6

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Fiscal Year Ended February 1, 2014	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,160.4	$468.8	$613.7	$1,733.8	$62.8	$9,039.5

Segment operating earnings (loss)	465.3	26.6	37.5	44.3	(0.2)	573.5
Interest income						0.9
Interest expense						(5.6)
Loss before income taxes						$568.8

Other Information:
Goodwill	$1,143.3	$33.8	$81.3	$94.2	$62.1	$1,414.7
Other long-lived assets	320.0	20.8	40.4	269.3	76.6	727.1
Total assets	2,320.7	228.7	389.2	972.2	180.6	4,091.4
Income tax expense	173.2	11.6	8.8	21.0	—	214.6
Depreciation and amortization	115.4	4.4	10.5	35.3	0.9	166.5
Capital expenditures	$85.7	$6.9	$6.7	$21.4	$4.9	$125.6

18.	Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 30, 2016 and January 31, 2015. The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year Ended January 30, 2016				Fiscal Year Ended January 31, 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter (1)
	(Amounts in millions, except per share amounts)
Net sales	$2,060.6	$1,761.9	$2,016.3	$3,525.0	$1,996.3	$1,731.4	$2,092.2	$3,476.1
Gross profit	639.0	580.5	655.6	1,043.2	626.4	550.9	622.2	976.4
Operating earnings	123.9	51.7	90.7	381.9	105.9	36.7	89.8	385.9
Net income	73.8	25.3	55.9	247.8	68.0	24.6	56.4	244.1
Basic net income per common share(2)	0.68	0.24	0.53	2.38	0.59	0.22	0.50	2.25
Diluted net income per common share(2)	0.68	0.24	0.53	2.36	0.59	0.22	0.50	2.23
Dividend declared per common share	0.36	0.36	0.36	0.36	0.33	0.33	0.33	0.33
___________________
The following footnotes are discussed as pretax expenses.
(1) The results of operations for the fourth quarter of the fiscal year ended January 30, 2016 include asset impairments of $4.6 million. The results of operations for the fourth quarter of the fiscal year ended January 31, 2015 include asset impairments of $2.2 million.
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
		Current Report on Form 8-K	April 18, 2005

2.2	Sale and Purchase Agreement, dated September 30, 2008, between EB International Holdings, Inc. and L Capital, LV Capital, Europ@Web and other Micromania shareholders.	Current Report on Form 8-K	October 2, 2008

2.3	Amendment, dated November 17, 2008, to Sale and Purchase Agreement for Micromania Acquisition listed as Exhibit 2.2 above.	Current Report on Form 8-K	November 18, 2008

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Third Amended and Restated Bylaws.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

4.1	Form of Indenture.	Registration Statement on Form S-3ASR	April 10, 2006

4.2	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.3	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

4.4	First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National	Current Report on Form 8-K	March 9, 2016

4.5	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary	Current Report on Form 8-K	March 9, 2016

4.6	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

10.1*	Fourth Amended and Restated 2001 Incentive Plan.	Definitive Proxy Statement for 2009 Annual Meeting of Stockholders	May 22, 2009

10.2*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.3*	Second Amended and Restated Supplemental Compensation Plan.	Definitive Proxy Statement for 2008 Annual Meeting of Stockholders	May 23, 2008

10.4*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.5*	Form of Restricted Share Agreement.	Current Report on Form 8-K	March 9, 2015

10.6*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.7*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.	Current Report on Form 8-K	May 13, 2013

10.8*	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended on November 13, 2013.	Current Report on Form 8-K	November 15, 2013

10.9*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.	Current Report on Form 8-K	May 13, 2013

10.10*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.11*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.	Current Report on Form 8-K	May 13, 2013

10.12*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.	Annual Report on Form 10-K for the fiscal year ended February 1, 2014	April 2, 2014

10.13*	Retirement Policy.	Current Report on Form 8-K	March 10, 2014

10.14	Guaranty, dated as of October 11, 2005, by GameStop Corp. (f/k/a GSC Holdings Corp.) and certain subsidiaries of GameStop Corp. in favor of the agents and lenders.	Current Report on Form 8-K	October 12, 2005

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.	Current Report on Form 8-K	October 12, 2005

10.16	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between Electronics Boutique of America, Inc. and Bank of America, N.A., as Collateral Agent.	Current Report on Form 8-K	October 12, 2005

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
		Current Report on Form 8-K	September 16, 2014

10.22*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael T. Buskey.	Filed herewith.

10.23*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Troy W. Crawford.	Filed herewith.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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