Form 10-K/A
period 2016-01-30
GameStop Corp.
filed 2016-03-29
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K/A
Amendment No. 1

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

EXPLANATORY NOTE

        The sole purpose of this Amendment No. 1 on Form 10-K/A (the "Form 10-K/A") to our Annual Report on Form 10-K for the fiscal year ended January 30, 2016, originally filed with the Securities and Exchange Commission on March 28, 2016 (the "Form 10-K"), is to revise the Report of Independent Registered Public Accounting Firm included in Item 9A and Item 15 to provide the conformed signature of Deloitte & Touche LLP. The signature had been provided by Deloitte & Touche LLP, but the conformed signature line was inadvertently omitted from their Report of Independent Registered Public Accounting Firm when the Form 10-K was filed.
        This Form 10-K/A has not been updated for events occurring after the filing of the Form 10-K, and no attempt has been made in this Form 10-K/A to modify or update other disclosures as presented in the original filing of our Form 10-K.

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

/s/ DELOITTE & TOUCHE LLP
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer and Director
Date: March 29, 2016

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
		Current Report on Form 8-K	September 16, 2014

10.22*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael T. Buskey.	Annual Report on Form 10-K for the fiscal year ended January 30, 2016	March 28, 2016

10.23*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Troy W. Crawford.	Annual Report on Form 10-K for the fiscal year ended January 30, 2016	March 28, 2016

21.1	Subsidiaries.	Annual Report on Form 10-K for the fiscal year ended January 30, 2016	March 28, 2016

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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