Form 10-Q
period 2016-04-30
GameStop Corp.
filed 2016-06-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of May 31, 2016: 103,952,269

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	April 30, 2016	May 2, 2015	January 30, 2016
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$473.6	$369.8	$450.4
Receivables, net	139.0	99.5	176.5
Merchandise inventories, net	1,264.1	1,076.7	1,163.0
Deferred income taxes — current	—	65.6	—
Prepaid expenses and other current assets	160.4	143.9	147.6
Total current assets	2,037.1	1,755.5	1,937.5
Property and equipment:
Land	18.2	18.5	17.3
Buildings and leasehold improvements	692.2	617.6	668.2
Fixtures and equipment	892.1	903.9	874.6
Total property and equipment	1,602.5	1,540.0	1,560.1
Less accumulated depreciation	1,119.2	1,091.8	1,075.6
Net property and equipment	483.3	448.2	484.5
Deferred income taxes — noncurrent	38.8	24.4	39.0
Goodwill	1,493.0	1,393.1	1,476.7
Other intangible assets, net	332.4	241.8	330.4
Other noncurrent assets	61.4	78.0	62.2
Total noncurrent assets	2,408.9	2,185.5	2,392.8
Total assets	$4,446.0	$3,941.0	$4,330.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$608.5	$585.1	$631.9
Accrued liabilities	707.2	709.2	1,041.0
Income taxes payable	50.1	49.3	121.1
Current portion of debt	0.2	2.1	0.4
Total current liabilities	1,366.0	1,345.7	1,794.4
Deferred income taxes	30.1	96.0	29.6
Long-term debt, net	812.4	344.4	345.4
Other long-term liabilities	81.4	82.2	79.9
Total long-term liabilities	923.9	522.6	454.9
Total liabilities	2,289.9	1,868.3	2,249.3
Commitments and contingencies (Note 6)
Stockholders’ equity:
Preferred stock — 5.0 shares authorized; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; 300.0 shares authorized; 104.0, 107.1 and 103.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in-capital	—	—	—
Accumulated other comprehensive loss	(39.6)	(15.0)	(88.8)
Retained earnings	2,195.6	2,087.6	2,169.7
Total stockholders’ equity	2,156.1	2,072.7	2,081.0
Total liabilities and stockholders’ equity	$4,446.0	$3,941.0	$4,330.3
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(In millions, except per share data)
Net sales	$1,971.5	$2,060.6
Cost of sales	1,296.0	1,421.6
Gross profit	675.5	639.0
Selling, general and administrative expenses	520.8	479.3
Depreciation and amortization	40.7	35.8
Operating earnings	114.0	123.9
Interest income	(0.2)	(0.2)
Interest expense	11.0	5.6
Earnings before income tax expense	103.2	118.5
Income tax expense	37.4	44.7
Net income	$65.8	$73.8
Basic net income per common share	$0.63	$0.68
Diluted net income per common share	$0.63	$0.68
Dividends per common share	$0.37	$0.36
Weighted average shares of common stock outstanding — basic	103.8	107.8
Weighted average shares of common stock outstanding — diluted	104.2	108.4

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(In millions)
Net income	$65.8	$73.8
Other comprehensive income:
Foreign currency translation adjustment	49.2	10.4
Total comprehensive income	$115.0	$84.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(In millions)
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income for the 13 weeks ended April 30, 2016	—	—	—	—	65.8	65.8
Foreign currency translation	—	—	—	49.2	—	49.2
Dividends(1)	—	—	—	—	(39.0)	(39.0)
Stock-based compensation expense	—	—	6.7	—	—	6.7
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $0.0)	0.7	—	(6.7)	—	(0.9)	(7.6)

Balance at April 30, 2016	104.0	$0.1	$—	$(39.6)	$2,195.6	$2,156.1

(1)	Dividends declared per common share were $0.37 in the 13 weeks ended April 30, 2016.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In millions)
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income for the 13 weeks ended May 2, 2015	—	—	—	—	73.8	73.8
Foreign currency translation	—	—	—	10.4	—	10.4
Dividends(2)	—	—	—	—	(39.4)	(39.4)
Stock-based compensation expense	—	—	10.3	—	—	10.3
Repurchase of common shares	(1.2)	—	(6.7)	—	(39.8)	(46.5)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $5.8)	0.6	—	(3.6)	—	—	(3.6)

Balance at May 2, 2015	107.1	$0.1	$—	$(15.0)	$2,087.6	$2,072.7

(2)	Dividends declared per common share were $0.36 in the 13 weeks ended May 2, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(In millions)
Cash flows from operating activities:
Net income	$65.8	$73.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	41.0	36.3
Stock-based compensation expense	6.7	10.3
Excess tax benefits related to stock-based awards	—	(5.8)
Loss on disposal of property and equipment	1.9	1.4
Other	6.9	2.7
Changes in operating assets and liabilities:
Receivables, net	39.4	14.1
Merchandise inventories	(87.6)	64.0
Prepaid expenses and other current assets	(9.3)	(7.2)
Prepaid income taxes and income taxes payable	(88.9)	14.7
Accounts payable and accrued liabilities	(351.0)	(328.6)
Changes in other long-term liabilities	(1.0)	(4.3)
Net cash flows used in operating activities	(376.1)	(128.6)
Cash flows from investing activities:
Purchase of property and equipment	(29.4)	(27.8)
Acquisitions, net of cash acquired	(0.9)	(10.9)
Other	2.4	0.5
Net cash flows used in investing activities	(27.9)	(38.2)
Cash flows from financing activities:
Repurchase of common shares	(10.0)	(42.9)
Dividends paid	(40.9)	(38.8)
Proceeds from senior notes	475.0	—
Repayments of acquisition-related debt	(0.2)	—
Borrowings from the revolver	100.0	—
Repayments of revolver borrowings	(100.0)	—
Payments of financing costs	(8.1)	—
Issuance of common stock, net of share repurchases for withholdings taxes	(7.6)	(4.2)
Excess tax benefits related to stock-based awards	—	5.8
Net cash flows provided by (used in) financing activities	408.2	(80.1)
Exchange rate effect on cash and cash equivalents	19.0	6.6
Net increase (decrease) in cash and cash equivalents	23.2	(240.3)
Cash and cash equivalents at beginning of period	450.4	610.1
Cash and cash equivalents at end of period	$473.6	$369.8

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized reseller, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As the world's largest omnichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. In July 2015, we acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers. As of April 30, 2016, we operated 7,074 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, a leading browser-based game site; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications.
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
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K, as amended, for the 52 weeks ended January 30, 2016 (the “2015 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended April 30, 2016 are not indicative of the results to be expected for the 52 weeks ending January 28, 2017 (“fiscal 2016”).
Restricted Cash
Restricted cash of $10.5 million, $12.0 million and $9.7 million as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Recently Implemented Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

the fourth quarter of fiscal 2015, utilizing prospective application as permitted. As such, certain prior period amounts have not been retrospectively adjusted to conform to the current presentation.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 became effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this guidance as of January 31, 2016, and as a result have recast the May 2, 2015 and January 30, 2016 condensed consolidated balance sheets to conform to the current period presentation. The adoption of this standard reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $4.3 million, and long-term debt by $5.6 million for the period ended May 2, 2015 based upon the balance of unamortized debt financing costs relating to our Senior Notes due 2019. The adoption of this standard also reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $3.3 million, and long-term debt by $4.6 million, for the period ended January 30, 2016 based upon the balance of unamortized debt financing costs relating to our Senior Notes due 2019.
Recently Issued Accounting Pronouncements
In March 2016, the FASB issued ASU No. 2016-09, Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2016, including interim periods within those years, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers. The standard addresses the implementation guidance on principal versus agent considerations in the new revenue recognition standard. The ASU clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements. The ASU is effective for fiscal years, and interim periods within those years, beginning on or after December 15, 2017, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. Consistent with ASU 2014-09 related to revenue recognition, the standard requires derecognition in proportion with the rights expected to be exercised by the holder. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability related to lease payments and an offsetting right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. The ASU provides alternative methods of initial adoption and is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We anticipate that the standard will affect the way that we recognize liabilities for our customer incentives. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

2.	Accounting for Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	13 Weeks Ended April 30, 2016		13 Weeks Ended May 2, 2015
	Shares	Weighted Average Grant Date Fair Value	Shares	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards – time-vested	550	$30.54	428	$40.16
Restricted stock awards – performance-based	213	30.50	189	40.16
Total stock-based awards	763		617

For restricted stock awards and stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each restricted stock award grant is based on the closing price of our Class A Common Stock on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the 13 weeks ended April 30, 2016 or the 13 weeks ended May 2, 2015.

Total stock-based compensation recognized in selling, general and administrative expenses during the 13 weeks ended April 30, 2016 and the 13 weeks ended May 2, 2015 was $6.7 million and $10.3 million, respectively. Upon adoption of the Company's retirement policy during the 13 weeks ended May 2, 2015, $3.8 million of compensation expense was recognized related to employees whose equity based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service.

As of April 30, 2016, the unrecognized compensation expense related to the unvested portion of our stock options was $0.7 million, which is expected to be recognized over a weighted average period of 0.8 years, and the unrecognized compensation expense related to unvested restricted shares was $38.3 million, which is expected to be recognized over a weighted average period of 2.1 years. The total intrinsic value of options exercised during the 13 weeks ended April 30, 2016 and the 13 weeks ended May 2, 2015 was $0.1 million and $3.6 million, respectively.

3.	Computation of Net Income per Common Share
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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended
	April 30, 2016	May 2, 2015
	(In millions, except per share data)
Net income	$65.8	$73.8
Weighted average common shares outstanding	103.8	107.8
Dilutive effect of options and restricted shares on common stock(1)	0.4	0.6
Common shares and dilutive potential common shares	104.2	108.4
Net income per common share:
Basic	$0.63	$0.68
Diluted	$0.63	$0.68
___________________

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Excludes 1.2 million and 0.9 million stock-based awards for the 13 weeks ended April 30, 2016, and the 13 weeks ended May 2, 2015, respectively, because their effects were antidilutive.

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
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	April 30, 2016 Level 2	May 2, 2015 Level 2	January 30, 2016 Level 2
Assets
Foreign currency contracts
Other current assets	$21.4	$33.0	$40.6
Other noncurrent assets	—	16.7	0.1
Company-owned life insurance(1)	10.3	8.9	10.1
Total assets	$31.7	$58.6	$50.8
Liabilities
Foreign currency contracts
Accrued liabilities	$10.9	$19.4	$32.3
Other long-term liabilities	—	6.3	0.5
Nonqualified deferred compensation(2)	1.2	1.2	1.1
Total liabilities	$12.1	$26.9	$33.9
___________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $804.4 million, $989.0 million and $925.3 million as of April 30, 2016, May 2, 2015 and January 30, 2016, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	April 30, 2016	May 2, 2015
Gains on the change in fair value of derivative instruments	$2.1	$7.0
Losses on the remeasurement of related intercompany loans and foreign currency assets and liabilities	(0.5)	(7.0)
Total	$1.6	$—
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended April 30, 2016 or May 2, 2015.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of April 30, 2016, our Senior Notes due 2019 had a net carrying value of $345.7 million and a fair value of $341.3 million, and our Senior Notes 2021 had a net carrying value of $466.7 million and a fair value of $465.5 million. The fair values of the 2019 Senior Notes and the 2021 Senior Notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these to be Level 2 measurements as all significant inputs into the quotes provided by our external pricing source are observable in active markets.

5.	Debt
2019 Senior Notes. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933 (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at April 30, 2016 was $350.0 million.

2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering will be used for general corporate purposes, which will likely include acquisitions, and, potentially, dividends and stock buybacks. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at April 30, 2016 was $475.0 million.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The indentures governing the 2019 Senior Notes and the 2021 Senior Notes (together, the "Senior Notes") do not contain financial covenants but do contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt and the repurchase of debt that is junior to the Senior Notes. In addition, the indentures restrict payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indentures or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indentures from the date of the indentures governing the Senior Notes exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indentures. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.

The indentures contain customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.

The carrying value of our long-term debt is comprised as follows (in millions):

	April 30, 2016	May 2, 2015	January 30, 2016
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	—	—
Less: Unamortized debt financing costs(1)	(12.6)	(5.6)	(4.6)
Long-term debt, net	$812.4	$344.4	$345.4

(1)	Includes the reclassification of debt financing costs from "Prepaids and other current assets" and “Other noncurrent assets” as a result of the Company adopting ASU 2015-03. See Note 1.

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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of April 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended April 30, 2016, we cumulatively borrowed $100.0 million and subsequently repaid $100.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks ended April 30, 2016 were $19.0 million and our average interest rate on those borrowings was 3.7%. As of April 30, 2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.

6.	Commitments and Contingencies
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2012.  We received tax reassessment notices on December 23, 2015 and April 4, 2016, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, resulting in a potential additional tax charge of approximately €85.5 million.  We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment.  If we were not to prevail, then the adjustment to our income tax provision could be material.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

7.	Significant Products
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 30, 2016		May 2, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$312.9	15.9%	$439.7	21.3%
New video game software	567.2	28.8%	613.6	29.8%
Pre-owned and value video game products	560.9	28.5%	582.4	28.3%
Video game accessories	162.7	8.2%	150.5	7.3%
Digital	42.8	2.2%	46.0	2.2%
Mobile and consumer electronics	192.6	9.8%	136.8	6.6%
Collectibles	82.3	4.2%	22.8	1.1%
Other(2)	50.1	2.4%	68.8	3.4%
Total	$1,971.5	100.0%	$2,060.6	100.0%

	13 Weeks Ended
	April 30, 2016		May 2, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$28.3	9.0%	$37.2	8.5%
New video game software	127.9	22.5%	138.7	22.6%
Pre-owned and value video game products	263.2	46.9%	286.0	49.1%
Video game accessories	57.1	35.1%	55.8	37.1%
Digital	37.0	86.4%	35.4	77.0%
Mobile and consumer electronics	117.7	61.1%	54.5	39.8%
Collectibles	28.6	34.8%	8.9	39.0%
Other(2)	15.7	31.3%	22.5	32.7%
Total	$675.5	34.3%	$639.0	31.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.
(2) Other products include revenues from sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

8.	Segment Information
 We report our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems, software and related accessories and collectibles, and Technology Brands stores engaged in the sale of wireless

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

products and services and other consumer electronics. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended April 30, 2016 and May 2, 2015.
The reconciliation of segment profit to earnings before income taxes for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively, is as follows (in millions):

13 weeks ended April 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,368.6	$77.7	$109.9	$249.5	$165.8	$1,971.5
Segment operating earnings (loss)	94.4	3.8	0.5	(3.5)	18.8	114.0
Interest income						0.2
Interest expense						(11.0)
Earnings before income taxes						$103.2

13 weeks ended May 2, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,492.7	$89.7	$112.0	$264.0	$102.2	$2,060.6
Segment operating earnings (loss)	120.5	3.7	1.7	(5.1)	3.1	123.9
Interest income						0.2
Interest expense						(5.6)
Earnings before income taxes						$118.5

9.	Subsequent Events
Dividend
On May 24, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on June 21, 2016 to stockholders of record at the close of business on June 8, 2016. Future dividends will be subject to approval by our Board of Directors.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, as amended, for the fiscal year ended January 30, 2016 filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2016 (the “2015 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.
General
We are a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized reseller, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As the world's largest omnichannel video game retailer, we sell new and pre-owned video game hardware, physical and digital video game software, video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores. As of April 30, 2016, we operated 7,074 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers. We also operate electronic commerce websites www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. The network also includes: www.kongregate.com, our leading web and mobile gaming platform; Game Informer magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. In addition, over the last two years, we have expanded our in-store selection of licensed merchandise and our collectibles business. In 2014, we introduced a stand-alone concept branded Zing Pop Culture to sell pop culture themed merchandise. To further expand our offering, we recently acquired Geeknet, Inc., an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers. We now have 34 collectibles stores internationally branded Zing Pop Culture and three ThinkGeek stores in the United States. We also own and operate Spring Mobile, an authorized AT&T reseller operating AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket (an AT&T brand) in the United States, as well as a certified Apple reseller selling Apple consumer electronics products in the United States under the name Simply Mac. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2017 ("fiscal 2016") and the fiscal year ended January 30, 2016 ("fiscal 2015") each consists of 52 weeks.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and regularly evaluate potential acquisition opportunities, some of which could be material. In fiscal 2013, we completed our acquisitions of Simply Mac, an authorized Apple reseller currently operating in 76 stores, and Spring Mobile, an authorized AT&T reseller currently operating in 908 AT&T branded stores and 70 Cricket branded stores. We intend to continue to expand the number of our Technology Brands stores in the near future. Additionally, in 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we acquired ThinkGeek in 2015, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part 2 - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2015 Annual Report on Form 10-K.
Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	April 30, 2016		May 2, 2015
	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$1,971.5	100.0%	$2,060.6	100.0%
Cost of sales	1,296.0	65.7	1,421.6	69.0
Gross profit	675.5	34.3	639.0	31.0
Selling, general and administrative expenses	520.8	26.4	479.3	23.3
Depreciation and amortization	40.7	2.1	35.8	1.7
Operating earnings	114.0	5.8	123.9	6.0
Interest expense, net	10.8	0.6	5.4	0.2
Earnings before income tax expense	103.2	5.2	118.5	5.8
Income tax expense	37.4	1.9	44.7	2.2
Net income	$65.8	3.3%	$73.8	3.6%

We include purchasing, receiving and distribution costs primarily in selling, general and administrative expenses, rather than in cost of sales, in the statement of operations. We include processing fees associated with purchases made by credit cards in cost of sales, rather than selling, general and administrative expenses, in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by credit cards in selling, general and administrative expenses. The net effect of these classifications as a percentage of sales has not historically been material.
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended
	April 30, 2016		May 2, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$312.9	15.9%	$439.7	21.3%
New video game software	567.2	28.8%	613.6	29.8%
Pre-owned and value video game products	560.9	28.5%	582.4	28.3%
Video game accessories	162.7	8.2%	150.5	7.3%
Digital	42.8	2.2%	46.0	2.2%
Mobile and consumer electronics	192.6	9.8%	136.8	6.6%
Collectibles	82.3	4.2%	22.8	1.1%
Other(2)	50.1	2.4%	68.8	3.4%
Total	$1,971.5	100.0%	$2,060.6	100.0%

	13 Weeks Ended
	April 30, 2016		May 2, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$28.3	9.0%	$37.2	8.5%
New video game software	127.9	22.5%	138.7	22.6%
Pre-owned and value video game products	263.2	46.9%	286.0	49.1%
Video game accessories	57.1	35.1%	55.8	37.1%
Digital	37.0	86.4%	35.4	77.0%
Mobile and consumer electronics	117.7	61.1%	54.5	39.8%
Collectibles	28.6	34.8%	8.9	39.0%
Other(2)	15.7	31.3%	22.5	32.7%
Total	$675.5	34.3%	$639.0	31.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

13 weeks ended April 30, 2016 compared with the 13 weeks ended May 2, 2015

	13 Weeks Ended		Change
	April 30, 2016	May 2, 2015	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$1,971.5	$2,060.6	$(89.1)	(4.3)%
Cost of sales	1,296.0	1,421.6	(125.6)	(8.8)
Gross profit	675.5	639.0	36.5	5.7
Selling, general and administrative expenses	520.8	479.3	41.5	8.7
Depreciation and amortization	40.7	35.8	4.9	13.7
Operating earnings	114.0	123.9	(9.9)	(8.0)
Interest expense, net	10.8	5.4	5.4	100.0
Earnings before income tax expense	103.2	118.5	(15.3)	(12.9)
Income tax expense	37.4	44.7	(7.3)	(16.3)
Net income	$65.8	$73.8	$(8.0)	(10.8)%

	13 Weeks Ended		Change
	April 30, 2016	May 2, 2015	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$312.9	$439.7	$(126.8)	(28.8)%
New video game software	567.2	613.6	(46.4)	(7.6)
Pre-owned and value video game products	560.9	582.4	(21.5)	(3.7)
Video game accessories	162.7	150.5	12.2	8.1
Digital	42.8	46.0	(3.2)	(7.0)
Mobile and consumer electronics	192.6	136.8	55.8	40.8
Collectibles	82.3	22.8	59.5	261.0
Other(2)	50.1	68.8	(18.7)	(27.2)
Total	$1,971.5	$2,060.6	$(89.1)	(4.3)%

	13 Weeks Ended		Change
	April 30, 2016	May 2, 2015	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$28.3	$37.2	$(8.9)	(23.9)%
New video game software	127.9	138.7	(10.8)	(7.8)
Pre-owned and value video game products	263.2	286.0	(22.8)	(8.0)
Video game accessories	57.1	55.8	1.3	2.3
Digital	37.0	35.4	1.6	4.5
Mobile and consumer electronics	117.7	54.5	63.2	116.0
Collectibles	28.6	8.9	19.7	221.3
Other(2)	15.7	22.5	(6.8)	(30.2)
Total	$675.5	$639.0	$36.5	5.7%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from sales of PC entertainment software, interactive toys, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales decreased $89.1 million, or 4.3%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 6.2% compared to the prior year period. The decrease in comparable store sales was primarily a result of the prior year Nintendo 3DS XL handheld launch, a reduction in price and quantity of next generation hardware and stronger title releases in the prior year quarter. These decreases were partially offset by increased sales of collectibles with the addition of our ThinkGeek business which we acquired in July 2015, coupled with continued growth in the Technology Brands segment.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $126.8 million, or 28.8%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015 primarily due to a Nintendo 3DS XL handheld launch in the prior year quarter and a reduction in the quantity of next generation hardware units sold coupled with a reduction in selling price as the console cycle matures.

•
New video game software sales decreased $46.4 million, or 7.6%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, due to a stronger lineup of new title releases in the prior year quarter.

•
Pre-owned and value video game product sales decreased $21.5 million, or 3.7%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, primarily due to the decrease in store traffic as a result of fewer new release titles in the current year quarter.

•	Other product category sales decreased $18.7 million, or 27.2%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, due to the decline in sales of interactive toys.
The decreases described above were partially offset by the following:

•
Collectibles sales increased $59.5 million, or 261.0%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, due to the addition of ThinkGeek and growth of collectibles sales in our Video Game Brands stores.

•
Mobile and consumer electronics sales increased $55.8 million, or 40.8%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, primarily due to the acquisition and opening of stores within the Technology Brands segment. Sales related to the Technology Brands segment increased $63.6 million for the current year quarter as compared to the prior year. This was offset in part by a decrease in mobile and consumer electronics sales in our Video Game Brands stores.

•
Video game accessories sales increased $12.2 million, or 8.1%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, due to greater sales of accessories for use with the next generation consoles.

Cost of Sales
Cost of sales decreased $125.6 million, or 8.8%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, primarily as a result of the decrease in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $36.5 million, or 5.7%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015, and gross profit as a percentage of net sales was 34.3% in the current year compared to 31.0% in the prior year period. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $57.4 million year-over-year and increased gross profit as a percentage of sales, as well as the increase in sales of collectibles, which increased gross profit by $19.7 million.
The net increase in gross profit as a percentage of net sales was due to the following:

•
Gross profit as a percentage of sales on mobile and consumer electronics increased to 61.1% in the 13 weeks ended April 30, 2016 from 39.8% in the 13 weeks ended May 2, 2015, due to the increased mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

•
Gross profit as a percentage of sales on digital sales increased to 86.4% in the 13 weeks ended April 30, 2016 from 77.0% in the 13 weeks ended May 2, 2015, due to a shift in the mix of the digital products we sell.

The increase described above was offset by the following:

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.9% in the 13 weeks ended April 30, 2016 from 49.1% in the 13 weeks ended May 2, 2015, due to a greater mix of sales of next generation video game products, which carry lower gross margins early in the console cycle than the previous generation products.

As the console cycle matures, we generally expect gross profit on the sales of next generation video game products to increase.

•
Gross profit as a percentage of sales on video game accessories decreased to 35.1% in the 13 weeks ended April 30, 2016 from 37.1% in the 13 weeks ended May 2, 2015, due to the change in mix of sales of headsets, controllers and memory.

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $41.5 million, or 8.7%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands selling, general and administrative expenses increased $38.1 million in the current year compared to the prior year period, due to an additional 505 Technology Brands stores added since the prior year quarter. Included in selling, general and administrative expenses are $6.7 million and $10.3 million in stock-based compensation expense for the 13 weeks ended April 30, 2016 and May 2, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $4.9 million, or 13.7%, for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Interest Expense, Net
Interest expense, net increased $5.4 million for the 13 weeks ended April 30, 2016 compared to the 13 weeks ended May 2, 2015 due to the issuance of the $475.0 million unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is discussed more fully in Note 5, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $37.4 million, representing an effective tax rate of 36.2%, for the 13 weeks ended April 30, 2016, compared to $44.7 million, representing an effective tax rate of 37.7%, for the 13 weeks ended May 2, 2015. The difference in the effective income tax rate between the current and prior year period was primarily due to the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $114.0 million for the 13 weeks ended April 30, 2016, or an 8.0% decrease from operating earnings of $123.9 million for the 13 weeks ended May 2, 2015. Additionally, net income was $65.8 million for the 13 weeks ended April 30, 2016, which represented a 10.8% decrease from net income of $73.8 million for the 13 weeks ended May 2, 2015.

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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):

13 weeks ended April 30, 2016 compared with the 13 weeks ended May 2, 2015

As of and for the 13 weeks ended April 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,368.6	$77.7	$109.9	$249.5	$165.8	$1,971.5
Segment operating earnings (loss)	$94.4	$3.8	$0.5	$(3.5)	$18.8	$114.0
Segment Operating data:
Store count	3,962	325	446	1,287	1,054	7,074
Comparable store sales(1)	(6.6)%	(4.5)%	(1.4)%	(6.5)%	n/a	(6.2)%

As of and for the 13 weeks ended May 2, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,492.7	$89.7	$112.0	$264.0	$102.2	$2,060.6
Segment operating earnings (loss)	$120.5	$3.7	$1.7	$(5.1)	$3.1	$123.9
Segment Operating data:
Store count	4,109	330	421	1,306	549	6,715
Comparable store sales(1)	9.1%	12.4%	11.7%	3.4%	n/a	8.6%
___________________

(1)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 weeks ended April 30, 2016 compares the 13 weeks for the period ended April 30, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended April 30, 2016 decreased $124.1 million, or 8.3%, compared to the 13 weeks ended May 2, 2015, primarily due to the 6.6% decrease in comparable store sales. This decrease in comparable store sales was primarily a result of the prior year Nintendo 3DS XL handheld launch, a reduction in price and quantity of next generation hardware and stronger title releases in the prior year quarter. Operating earnings for the 13 weeks ended April 30, 2016 decreased $26.1 million, or 21.7%, compared to the prior year period, driven primarily by the current year decrease in net sales.
Canada
Segment results for Canada include retail operations in Canada and an e-commerce site. Net sales in the Canadian segment for the 13 weeks ended April 30, 2016 decreased $12.0 million, or 13.4%, compared to the 13 weeks ended May 2, 2015, driven by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $5.0 million in the current quarter compared to the prior year quarter, and a 4.5% decrease in comparable store sales driven primarily by decreases in next generation hardware and the prior year Nintendo 3DS XL handheld launch. Operating earnings for the 13 weeks ended April 30, 2016 increased $0.1 million, or 2.7%, compared to the prior year period.
Australia
Segment results for Australia include retail operations and e-commerce sites in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended April 30, 2016 decreased $2.1 million, or 1.9%, compared to the 13 weeks ended May

2, 2015, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $5.4 million in the current quarter compared to the prior year quarter, partially offset by an increase in sales from opening 23 new Zing branded stores since the prior year quarter. Comparable store sales for the 13 weeks ended April 30, 2016 decreased 1.4%, primarily due to the launch of the Nintendo 3DS XL and lower software sales due to a stronger title lineup in the prior year quarter. These declines were offset by strong sales in our collectibles category. Operating earnings for the 13 weeks ended April 30, 2016 decreased $1.2 million due to an increase in costs associated with expanding our collectibles store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 13 weeks ended April 30, 2016 decreased $14.5 million, or 5.5%, compared to the 13 weeks ended May 2, 2015, primarily due to the 6.5% decrease in comparable store sales. The decrease in comparable store sales was driven primarily by the launch of the Nintendo 3DS XL in the prior year quarter and a decrease in next generation hardware sales, partially offset by an increase in sales in our collectibles category in the current quarter. Operating loss for the 13 weeks ended April 30, 2016 decreased $1.6 million, or 31.4%, compared to the prior year period, due primarily to margin improvements due to the change in the mix of sales from new hardware to collectibles which carry higher margins.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 13 weeks ended April 30, 2016 increased $63.6 million, or 62.2%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 13 weeks ended April 30, 2016 increased $15.7 million, or 506.5%, compared to the prior year period, primarily due to operational improvements in stores as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year quarter.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.

Liquidity and Capital Resources
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400 million asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, our continued investments in our Technology Brands businesses, digital initiatives, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of April 30, 2016, we had total cash on hand of $473.6 million and an additional $391.6 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 13 weeks ended April 30, 2016, cash used by operations was $376.1 million, compared to $128.6 million during the 13 weeks ended May 2, 2015. The increase in cash used by operations of $247.5 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $254.4 million from a use of $243.0 million in the 13 weeks ended May 2, 2015 to a use of $497.4 million in the 13 weeks ended April 30, 2016. The increase in cash used in operations for working capital was due primarily to an increase in merchandise inventories during the current year as compared to the prior year period due to the timing of merchandise inventory purchases in the U.S. Video Game Brands segment due to software launches early in the second quarter of fiscal 2016 and increases in collectibles inventory to support sales.
Cash used in investing activities was $27.9 million and $38.2 million during the 13 weeks ended April 30, 2016 and the 13 weeks ended May 2, 2015, respectively. The $10.3 million decrease in cash used in investing activities is primarily attributable to decreased Technology Brands acquisition activity in the 13 weeks ended April 30, 2016 as compared to the prior year period.

Cash provided by financing activities was $408.2 million during the 13 weeks ended April 30, 2016, compared to cash used in financing activities of $80.1 million during the 13 weeks ended May 2, 2015. The $488.3 million additional cash provided by financing activities in the 13 weeks ended April 30, 2016 as compared to the same 13-week period in 2015 was primarily due to the net proceeds of $466.9 million related to the 2021 Senior Notes issued in March 2016.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
2019 Senior Notes. On September 24, 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933 (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at April 30, 2016 was $350.0 million.
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering will be used for general corporate purposes, which will likely include acquisitions, and, potentially, dividends and stock buybacks. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at April 30, 2016 was $475.0 million.
    The indentures governing the 2019 Senior Notes and the 2021 Senior Notes (together, the "Senior Notes") do not contain financial covenants but do contain covenants which place certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt and the repurchase of debt that is junior to the Senior Notes. In addition, the indentures restrict payments of dividends to stockholders (other than dividends payable in shares of capital stock) if one of the following conditions exist: (i) an event of default has occurred, (ii) we could not incur additional debt under the general debt covenant of the indentures or (iii) the sum of the proposed dividend and all other dividends and other restricted payments made under the indentures from the date of the indentures governing the Senior Notes exceeds the sum of 50% of consolidated net income plus 100% of net proceeds from capital stock sales and other amounts set forth in and determined as provided in the indentures. These restrictions are subject to exceptions and qualifications, including that we can pay up to $175 million in dividends to stockholders in each fiscal year and we can pay dividends and make other restricted payments in an unlimited amount if our leverage ratio on a pro forma basis after giving effect to the dividend payment and other restricted payments would be less than or equal to 1.0:1.0.

The indentures contain customary events of default, including payment defaults, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization. If an event of default occurs and is continuing, the principal amount of the Senior Notes, plus accrued and unpaid interest, if any, may be declared immediately due and payable. These amounts automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization occurs.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of April 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended April 30, 2016, we cumulatively borrowed $100.0 million and subsequently repaid $100.0 million under the Revolver. Average borrowings under the Revolver for the 13 weeks ended April 30, 2016 were $19.0 million and our average interest rate on those borrowings was 3.7%. As of April 30, 2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.
We are currently in compliance with all covenants under our indentures governing the Senior Notes and our credit agreement.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired a net of 18 Technology Brands stores in the 13 weeks ended April 30, 2016, and we currently expect to open or acquire approximately 450-500 Technology Brands stores in fiscal 2016, although we can provide no assurance that we will be able to complete any or all of our targeted acquisitions. Capital expenditures for fiscal 2016 are projected to be approximately $160-$170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock, which represents an increase of 3%. On March 22, 2016, we paid our first quarterly dividend of fiscal 2016 of $0.37 per share of Class A Common Stock to stockholders of record on March 8, 2016. Additionally, on May 24, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on June 21, 2016 to stockholders of record at the close of business on June 8, 2016. Future dividends will be subject to approval by our Board of Directors.
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

Disclosure Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our Annual Report on Form 10-K, as amended, for the year ended January 30, 2016 as well as Item 1A of Part II of this Form 10-Q for a description of these risks and uncertainties.
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2015 Annual Report on Form 10-K, as amended.

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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2012. We received tax reassessment notices on December 23, 2015 and April 4, 2016, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, resulting in a potential additional tax charge of approximately €85.5 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment. If we were not to prevail, then the adjustment to our income tax provision could be material.

Item 1A.	Risk Factors
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K, as amended. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

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

Date: June 7, 2016

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 7, 2016

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