Form 10-Q
period 2016-07-30
GameStop Corp.
filed 2016-09-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
Number of shares of $.001 par value Class A Common Stock outstanding as of August 31, 2016: 103,981,539

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	July 30, 2016	August 1, 2015	January 30, 2016
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$289.5	$136.2	$450.4
Receivables, net	126.6	118.3	176.5
Merchandise inventories, net	1,093.0	988.3	1,163.0
Deferred income taxes — current	—	65.9	—
Prepaid expenses and other current assets	175.3	191.6	147.6
Total current assets	1,684.4	1,500.3	1,937.5
Property and equipment:
Land	18.1	17.7	17.3
Buildings and leasehold improvements	698.8	627.9	668.2
Fixtures and equipment	899.9	926.3	874.6
Total property and equipment	1,616.8	1,571.9	1,560.1
Less accumulated depreciation	1,135.9	1,108.6	1,075.6
Net property and equipment	480.9	463.3	484.5
Deferred income taxes — noncurrent	39.0	26.8	39.0
Goodwill	1,490.0	1,472.0	1,476.7
Other intangible assets, net	369.7	301.6	330.4
Other noncurrent assets	69.6	69.5	62.2
Total noncurrent assets	2,449.2	2,333.2	2,392.8
Total assets	$4,133.6	$3,833.5	$4,330.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370.7	$481.1	$631.9
Accrued liabilities	682.4	847.4	1,041.0
Income taxes payable	3.4	3.5	121.1
Current portion of debt	—	12.5	0.4
Total current liabilities	1,056.5	1,344.5	1,794.4
Deferred income taxes	30.1	96.0	29.6
Long-term debt, net	813.5	344.7	345.4
Other long-term liabilities	82.5	81.0	79.9
Total long-term liabilities	926.1	521.7	454.9
Total liabilities	1,982.6	1,866.2	2,249.3
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — 5.0 shares authorized; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; 300.0 shares authorized; 104.0, 105.9 and 103.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	5.2	—	—
Accumulated other comprehensive loss	(38.8)	(55.4)	(88.8)
Retained earnings	2,184.5	2,022.6	2,169.7
Total stockholders’ equity	2,151.0	1,967.3	2,081.0
Total liabilities and stockholders’ equity	$4,133.6	$3,833.5	$4,330.3
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In millions, except per share data)
Net sales	$1,631.8	$1,761.9	$3,603.3	$3,822.5
Cost of sales	1,014.1	1,181.4	2,310.1	2,603.0
Gross profit	617.7	580.5	1,293.2	1,219.5
Selling, general and administrative expenses	518.4	490.8	1,039.2	970.1
Depreciation and amortization	41.0	38.0	81.7	73.8
Operating earnings	58.3	51.7	172.3	175.6
Interest income	(0.3)	(0.1)	(0.5)	(0.3)
Interest expense	13.9	5.7	24.9	11.3
Earnings before income tax expense	44.7	46.1	147.9	164.6
Income tax expense	16.8	20.8	54.2	65.5
Net income	$27.9	$25.3	$93.7	$99.1
Basic net income per common share	$0.27	$0.24	$0.90	$0.92
Diluted net income per common share	$0.27	$0.24	$0.90	$0.92
Dividends per common share	$0.37	$0.36	$0.74	$0.72
Weighted average shares of common stock outstanding — basic	104.0	106.5	103.9	107.2
Weighted average shares of common stock outstanding — diluted	104.3	107.2	104.2	107.8

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In millions)
Net income	$27.9	$25.3	$93.7	$99.1
Other comprehensive income:
Foreign currency translation adjustment	0.8	(40.4)	50.0	(30.0)
Total comprehensive income	$28.7	$(15.1)	$143.7	$69.1

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(In millions)
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income for the 26 weeks ended July 30, 2016	—	—	—	—	93.7	93.7
Foreign currency translation	—	—	—	50.0	—	50.0
Dividends(1)	—	—	—	—	(78.0)	(78.0)
Stock-based compensation expense	—	—	12.4	—	—	12.4
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax deficiency of $0.3)	0.7	—	(7.2)	—	(0.9)	(8.1)
Balance at July 30, 2016	104.0	$0.1	$5.2	$(38.8)	$2,184.5	$2,151.0

(1)	Dividends declared per common share were $0.74 in the 26 weeks ended July 30, 2016.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In millions)
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income for the 26 weeks ended August 1, 2015	—	—	—	—	99.1	99.1
Foreign currency translation	—	—	—	(30.0)	—	(30.0)
Dividends(2)	—	—	—	—	(78.4)	(78.4)
Stock-based compensation expense	—	—	17.9	—	—	17.9
Repurchase of common shares	(2.6)	—	(16.0)	—	(91.1)	(107.1)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $6.6)	0.8	—	(1.9)	—	—	(1.9)
Balance at August 1, 2015	105.9	$0.1	$—	$(55.4)	$2,022.6	$1,967.3

(2)	Dividends declared per common share were $0.72 in the 26 weeks ended August 1, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	26 Weeks Ended
	July 30, 2016	August 1, 2015
	(In millions)
Cash flows from operating activities:
Net income	$93.7	$99.1
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	82.4	74.6
Stock-based compensation expense	12.4	17.9
Excess tax deficiencies (benefits) related to stock-based awards	0.3	(6.6)
Loss on disposal of property and equipment	3.9	3.3
Other	4.9	0.3
Changes in operating assets and liabilities:
Receivables, net	51.4	1.2
Merchandise inventories	68.5	158.9
Prepaid expenses and other current assets	(13.2)	(19.8)
Prepaid income taxes and income taxes payable	(147.8)	(44.5)
Accounts payable and accrued liabilities	(591.4)	(302.2)
Changes in other long-term liabilities	(1.3)	(5.2)
Net cash flows used in operating activities	(436.2)	(23.0)
Cash flows from investing activities:
Purchase of property and equipment	(66.1)	(75.8)
Acquisitions, net of cash acquired of $0.0 and $13.9 million, respectively	(47.8)	(200.0)
Other	4.9	2.3
Net cash flows used in investing activities	(109.0)	(273.5)
Cash flows from financing activities:
Repurchase of common shares	(10.0)	(104.1)
Dividends paid	(79.3)	(77.2)
Proceeds from senior notes	475.0	—
Repayments of acquisition-related debt	(0.2)	—
Borrowings from the revolver	100.0	126.0
Repayments of revolver borrowings	(100.0)	(115.0)
Payments of financing costs	(8.1)	—
Issuance of common stock, net of share repurchases for withholdings taxes	(7.8)	(2.4)
Excess tax (deficiencies) benefits related to stock-based awards	(0.3)	6.6
Net cash flows provided by (used in) financing activities	369.3	(166.1)
Exchange rate effect on cash and cash equivalents	15.0	(11.3)
Net decrease in cash and cash equivalents	(160.9)	(473.9)
Cash and cash equivalents at beginning of period	450.4	610.1
Cash and cash equivalents at end of period	$289.5	$136.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM retailer (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. We also operate www.kongregate.com, a leading browser-based game site, and Game Informer magazine, the world's leading print and digital video game publication. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. As of July 30, 2016, we operated 7,141 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers.
Through our Video Game Brands segments, we are the world's largest omnichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software and video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores and our nine global e-commerce sites, www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. In July 2015, we acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers.
Our Technology Brands segment owns and operates Spring Mobile, the largest authorized retailer of AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket in the United States, as well as a certified reseller of Apple consumer electronic products in the United States under the name Simply Mac. Spring Mobile sells all of AT&T’s products and services, including DirecTV, through all of its AT&T branded stores and offers pre-paid wireless services, devices and related accessories through its 70 Cricket branded stores in select markets in the United States. Simply Mac operates 75 stores, selling the full line of Apple products, including laptops, tablets, and smartphones; and offering Apple certified warranty and repair services.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K, as amended, for the 52 weeks ended January 30, 2016 (the “2015 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 26 weeks ended July 30, 2016 are not indicative of the results to be expected for the 52 weeks ending January 28, 2017 (“fiscal 2016”).
Restricted Cash
Restricted cash of $10.3 million, $9.9 million and $9.7 million as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Dividend
On August 22, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on September 22, 2016 to stockholders of record at the close of business on September 9, 2016. Future dividends will be subject to approval by our Board of Directors.
Recently Implemented Accounting Pronouncements
In November 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2015-17, Balance Sheet Classification of Deferred Taxes. The standard amends the current requirement for organizations to present deferred tax liabilities and assets as current and noncurrent in a classified balance sheet. Instead, organizations will now be required to classify all deferred tax assets and liabilities as noncurrent. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. The Company early adopted this standard during the fourth quarter of fiscal 2015, utilizing prospective application as permitted. As such, certain prior period amounts have not been retrospectively adjusted to conform to the current period presentation.
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 became effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this guidance as of January 31, 2016, and as a result have recast the August 1, 2015 and January 30, 2016 condensed consolidated balance sheets to conform to the current period presentation. The adoption of this standard reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $4.0 million, and long-term debt by $5.3 million for the period ended August 1, 2015 based upon the balance of unamortized debt financing costs relating to our senior notes due in 2019. The adoption of this standard also reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $3.3 million, and long-term debt by $4.6 million, for the period ended January 30, 2016 based upon the balance of unamortized debt financing costs relating to our senior notes due in 2019.
Recently Issued Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. We are currently evaluating the impact that this standard will have on our consolidated financial statements and disclosures.
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
In March 2016, the FASB issued ASU 2016-04, Recognition of Breakage for Certain Prepaid Stored-Value Products. The standard specifies how prepaid stored-value product liabilities should be derecognized, thereby eliminating the current and potential future diversity in practice. Consistent with ASU 2014-09 related to revenue recognition, the standard requires derecognition in proportion with the rights expected to be exercised by the holder. Entities may adopt this standard using either a modified retrospective transition approach with a cumulative-effect adjustment to retained earnings or a full retrospective transition approach. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2017, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability related to lease payments and an offsetting right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. Entities are required to use a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements, with certain reliefs available. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the impact that this standard will have on our consolidated financial statements.
In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards (“IFRS”), the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in U.S. GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Entities may use either a full retrospective or modified retrospective transition approach. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We anticipate that the standard will affect the way that we recognize liabilities for our customer incentives. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

2.	Acquisitions
On May 31, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets of an AT&T authorized retailer comprised of 71 stores for cash consideration of $47.0 million (net of cash acquired). The acquisition was funded with proceeds from our $475.0 million unsecured senior notes due in March 2021. We recorded $42.7 million of indefinite-lived intangible assets related to this acquisition. The pro forma effect of this acquisition is not material to our consolidated financial statements.
On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets of two authorized AT&T retailers comprised of 436 stores for $394.1 million in cash (net of cash acquired), subject to working capital adjustments, and future contingent consideration which we estimate will range from $40.0 million to $50.0 million. The cash portion of the purchase price was funded with remaining proceeds from our $475.0 million unsecured senior notes due in March 2021 combined with a draw on our revolving credit facility. The contingent consideration will be paid in two installments if certain performance measures are met. The first installment is due in August 2017 and the second installment is due in March 2018. The purchase price allocation is not yet available due to the limited time from the completion of the acquisition through the filing date of this Quarterly Report on Form 10-Q. Pro forma information cannot be presented due to the impracticability of obtaining accurate and reliable historical financial data for the assets acquired.

3.	Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	26 Weeks Ended July 30, 2016		26 Weeks Ended August 1, 2015
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards – time-vested	594	$30.20	457	$40.42
Restricted stock awards – performance-based	213	30.50	189	40.16
Total stock-based awards	807		646

For restricted stock awards and stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each restricted stock award grant is based on the closing price of our Class A Common Stock on the grant date. The fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model. No stock options were granted during the 26 weeks ended July 30, 2016 or the 26 weeks ended August 1, 2015.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Total stock-based compensation recognized in selling, general and administrative expenses during the 13 weeks ended July 30, 2016 and the 13 weeks ended August 1, 2015 was $5.7 million and $7.6 million, respectively. Total stock-based compensation recognized in selling, general and administrative expenses during the 26 weeks ended July 30, 2016 and the 26 weeks ended August 1, 2015 was $12.4 million and $17.9 million, respectively. Upon adoption of the Company's retirement policy during the first quarter of fiscal 2015, $3.8 million of compensation expense was recognized related to employees whose equity based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service.

As of July 30, 2016, the unrecognized compensation expense related to the unvested portion of our stock options was $0.5 million, which is expected to be recognized over a weighted average period of 0.6 years, and the unrecognized compensation expense related to unvested restricted shares was $32.7 million, which is expected to be recognized over a weighted average period of 1.9 years. The total intrinsic value of options exercised during the 13 weeks ended August 1, 2015 was $1.3 million. The total intrinsic value of options exercised during the 26 weeks ended July 30, 2016 and August 1, 2015 was $0.1 million and $4.9 million, respectively.

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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
	(In millions, except per share data)
Net income	$27.9	$25.3	$93.7	$99.1
Basic weighted average common shares outstanding	104.0	106.5	103.9	107.2
Dilutive effect of stock options and restricted stock awards(1)	0.3	0.7	0.3	0.6
Diluted weighted average common shares outstanding	104.3	107.2	104.2	107.8
Net income per common share:
Basic	$0.27	$0.24	$0.90	$0.92
Diluted	$0.27	$0.24	$0.90	$0.92
___________________

(1)
Excludes 1.4 million, 0.9 million, 1.3 million, and 0.9 million stock-based awards for the 13 weeks ended July 30, 2016, 13 weeks ended August 1, 2015, 26 weeks ended July 30, 2016, and the 26 weeks ended August 1, 2015, respectively, because their effects were antidilutive.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	July 30, 2016 Level 2	August 1, 2015 Level 2	January 30, 2016 Level 2
Assets
Foreign currency contracts
Other current assets	$15.7	$44.4	$40.6
Other noncurrent assets	—	12.2	0.1
Company-owned life insurance(1)	10.4	8.9	10.1
Total assets	$26.1	$65.5	$50.8
Liabilities
Foreign currency contracts
Accrued liabilities	$6.1	$37.2	$32.3
Other long-term liabilities	—	6.0	0.5
Nonqualified deferred compensation(2)	1.0	1.2	1.1
Total liabilities	$7.1	$44.4	$33.9
___________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $792.2 million, $1,192.5 million and $925.3 million as of July 30, 2016, August 1, 2015 and January 30, 2016, respectively.
Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 30, 2016	August 1, 2015	July 30, 2016	August 1, 2015
Gains (losses) on the change in fair value of derivative instruments	$3.5	$(8.1)	$5.5	$(1.1)
Gains (losses) on the remeasurement of related intercompany loans and foreign currency assets and liabilities	(2.9)	9.7	(3.4)	2.7
Total	$0.6	$1.6	$2.1	$1.6

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended July 30, 2016 or August 1, 2015.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of July 30, 2016, our senior notes due in 2019 had a net carrying value of $346.0 million and a fair value of $356.6 million, and our senior notes due in 2021 had a net carrying value of $467.5 million and a fair value of $483.3 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these to be Level 2 measurements as all significant inputs into the quotes provided by our external pricing source are observable in active markets.

6.	Debt
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at July 30, 2016 was $350.0 million.

2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at July 30, 2016 was $475.0 million.

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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

The carrying value of our long-term debt is comprised as follows (in millions):

	July 30, 2016	August 1, 2015	January 30, 2016
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	—	—
Less: Unamortized debt financing costs(1)	(11.5)	(5.3)	(4.6)
Long-term debt, net	$813.5	$344.7	$345.4

(1)	Includes the reclassification of debt financing costs from "Prepaids and other current assets" and “Other noncurrent assets” as a result of the Company adopting ASU 2015-03. See Note 1.

Revolving Credit Facility. In January 2011, we entered into a $400 million credit agreement, which we amended and restated on March 25, 2014 and further amended on September 15, 2014 (the “Revolver”). The Revolver is a five-year, asset-based facility that is secured by substantially all of our assets and the assets of our domestic subsidiaries. Availability under the Revolver is subject to a monthly borrowing base calculation. The Revolver includes a $50 million letter of credit sublimit. The amendments extended the maturity date to March 25, 2019; increased the expansion feature under the Revolver from $150 million to $200 million, subject to certain conditions; and revised certain other terms, including a reduction of the fee we are required to pay on the unused portion of the total commitment amount.
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of July 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended July 30, 2016, we cumulatively borrowed $100.0 million and repaid $100.0 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended July 30, 2016 were

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

$9.5 million and our average interest rate on those borrowings was 3.7%. As of July 30, 2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.9 million.

7.	Commitments and Contingencies
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
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
The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$216.4	13.3%	$324.9	18.4%	$529.3	14.7%	$764.6	20.0%
New video game software	382.2	23.4%	467.2	26.5%	949.4	26.3%	1,080.8	28.3%
Pre-owned and value video game products	542.6	33.3%	560.8	31.8%	1,103.5	30.6%	1,143.2	29.9%
Video game accessories	119.5	7.3%	125.8	7.1%	282.2	7.8%	276.3	7.2%
Digital	36.3	2.2%	41.6	2.4%	79.1	2.2%	87.6	2.3%
Mobile and consumer electronics	203.3	12.5%	142.2	8.1%	395.9	11.0%	279.0	7.3%
Collectibles	90.0	5.5%	41.0	2.3%	172.3	4.8%	63.8	1.7%
Other(2)	41.5	2.5%	58.4	3.4%	91.6	2.6%	127.2	3.3%
Total	$1,631.8	100.0%	$1,761.9	100.0%	$3,603.3	100.0%	$3,822.5	100.0%

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$30.0	13.9%	$33.4	10.3%	$58.3	11.0%	$70.6	9.2%
New video game software	98.1	25.7%	110.8	23.7%	226.0	23.8%	249.5	23.1%
Pre-owned and value video game products	244.0	45.0%	257.8	46.0%	507.2	46.0%	543.8	47.6%
Video game accessories	45.7	38.2%	45.7	36.3%	102.8	36.4%	101.5	36.7%
Digital	32.7	90.1%	32.8	78.8%	69.7	88.1%	68.2	77.9%
Mobile and consumer electronics	118.5	58.3%	64.5	45.4%	236.2	59.7%	119.0	42.7%
Collectibles	34.7	38.6%	17.1	41.7%	63.3	36.7%	26.0	40.8%
Other(2)	14.0	33.7%	18.4	31.5%	29.7	32.4%	40.9	32.2%
Total	$617.7	37.9%	$580.5	32.9%	$1,293.2	35.9%	$1,219.5	31.9%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.
(2) Other products include revenues from sales of PC entertainment software, interactive game figures, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

9.	Segment Information
 We report our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems, software and related accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks and 26 weeks ended July 30, 2016 and August 1, 2015.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of segment profit to earnings before income taxes for the 13 weeks and 26 weeks ended July 30, 2016 and August 1, 2015 is as follows (in millions):

13 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,022.7	$66.6	$127.4	$239.2	$175.9	$1,631.8
Operating earnings (loss)	51.2	1.2	3.0	(11.0)	13.9	58.3
Interest income						0.3
Interest expense						(13.9)
Earnings before income taxes						$44.7

13 weeks ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,187.4	$78.2	$130.6	$251.9	$113.8	$1,761.9
Operating earnings (loss)	51.9	1.8	4.6	(7.0)	0.4	51.7
Interest income						0.1
Interest expense						(5.7)
Earnings before income taxes						$46.1

26 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,391.3	$144.3	$237.3	$488.7	$341.7	$3,603.3
Operating earnings (loss)	145.6	5.0	3.5	(14.5)	32.7	172.3
Interest income						0.5
Interest expense						(24.9)
Earnings before income taxes						$147.9

26 weeks ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,680.1	$167.9	$242.6	$515.9	$216.0	$3,822.5
Operating earnings (loss)	172.4	5.5	6.3	(12.2)	3.6	175.6
Interest income						0.3
Interest expense						(11.3)
Earnings before income taxes						$164.6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM retailer (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. We also operate www.kongregate.com, a leading browser-based game site, and Game Informer magazine, the world's leading print and digital video game publication. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. As of July 30, 2016, we operated 7,141 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers.
Through our Video Game Brands segments, we are the world's largest omnichannel video game retailer. We sell new and pre-owned video game hardware, physical and digital video game software and video game accessories, as well as new and pre-owned mobile and consumer electronics products and other merchandise primarily through our GameStop, EB Games and Micromania stores and our nine global e-commerce sites, www.gamestop.com, www.ebgames.com.au, www.ebgames.co.nz, www.gamestop.ca, www.gamestop.it, www.gamestop.ie, www.gamestop.de, www.gamestop.co.uk and www.micromania.fr. In July 2015, we acquired Geeknet, Inc. ("Geeknet"), an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website. ThinkGeek also sells certain exclusive products to wholesale channel customers.
Our Technology Brands segment owns and operates Spring Mobile, the largest authorized retailer of AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket in the United States, as well as a certified reseller of Apple consumer electronic products in the United States under the name Simply Mac. Spring Mobile sells all of AT&T’s products and services, including DirecTV, through all of its AT&T branded stores and offers pre-paid wireless services, devices and related accessories through its 70 Cricket branded stores in select markets in the United States. Simply Mac operates 75 stores, selling the full line of Apple products, including laptops, tablets, and smartphones, and offering Apple certified warranty and repair services.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2017 ("fiscal 2016") and the fiscal year ended January 30, 2016 ("fiscal 2015") each consists of 52 weeks.
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced between November 2012 and November 2013. Over the next twelve to eighteen months, we expect form-factor changes to the current console models.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and regularly evaluate potential acquisition opportunities. On

May 31, 2016, Spring Mobile completed the acquisition of the assets of an AT&T authorized retailer comprised of 71 stores. On August 2, 2016, Spring Mobile completed the acquisition of the assets of two additional AT&T authorized retailers comprised of 436 stores. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
Critical Accounting Policies
Our unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II - Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2015 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2015 Annual Report on Form 10-K.
Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$1,631.8	100.0%	$1,761.9	100.0%	$3,603.3	100.0%	$3,822.5	100.0%
Cost of sales	1,014.1	62.1	1,181.4	67.1	2,310.1	64.1	2,603.0	68.1
Gross profit	617.7	37.9	580.5	32.9	1,293.2	35.9	1,219.5	31.9
Selling, general and administrative expenses	518.4	31.8	490.8	27.8	1,039.2	28.8	970.1	25.4
Depreciation and amortization	41.0	2.5	38.0	2.2	81.7	2.3	73.8	1.9
Operating earnings	58.3	3.6	51.7	2.9	172.3	4.8	175.6	4.6
Interest expense, net	13.6	0.9	5.6	0.3	24.4	0.7	11.0	0.3
Earnings before income tax expense	44.7	2.7	46.1	2.6	147.9	4.1	164.6	4.3
Income tax expense	16.8	1.0	20.8	1.2	54.2	1.5	65.5	1.7
Net income	$27.9	1.7%	$25.3	1.4%	$93.7	2.6%	$99.1	2.6%

The following tables set forth net sales (in millions), percentages of total net sales, gross profit (in millions) and gross profit percentages by significant product category for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$216.4	13.3%	$324.9	18.4%	$529.3	14.7%	$764.6	20.0%
New video game software	382.2	23.4%	467.2	26.5%	949.4	26.3%	1,080.8	28.3%
Pre-owned and value video game products	542.6	33.3%	560.8	31.8%	1,103.5	30.6%	1,143.2	29.9%
Video game accessories	119.5	7.3%	125.8	7.1%	282.2	7.8%	276.3	7.2%
Digital	36.3	2.2%	41.6	2.4%	79.1	2.2%	87.6	2.3%
Mobile and consumer electronics	203.3	12.5%	142.2	8.1%	395.9	11.0%	279.0	7.3%
Collectibles	90.0	5.5%	41.0	2.3%	172.3	4.8%	63.8	1.7%
Other(2)	41.5	2.5%	58.4	3.4%	91.6	2.6%	127.2	3.3%
Total	$1,631.8	100.0%	$1,761.9	100.0%	$3,603.3	100.0%	$3,822.5	100.0%

	13 Weeks Ended				26 Weeks Ended
	July 30, 2016		August 1, 2015		July 30, 2016		August 1, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$30.0	13.9%	$33.4	10.3%	$58.3	11.0%	$70.6	9.2%
New video game software	98.1	25.7%	110.8	23.7%	226.0	23.8%	249.5	23.1%
Pre-owned and value video game products	244.0	45.0%	257.8	46.0%	507.2	46.0%	543.8	47.6%
Video game accessories	45.7	38.2%	45.7	36.3%	102.8	36.4%	101.5	36.7%
Digital	32.7	90.1%	32.8	78.8%	69.7	88.1%	68.2	77.9%
Mobile and consumer electronics	118.5	58.3%	64.5	45.4%	236.2	59.7%	119.0	42.7%
Collectibles	34.7	38.6%	17.1	41.7%	63.3	36.7%	26.0	40.8%
Other(2)	14.0	33.7%	18.4	31.5%	29.7	32.4%	40.9	32.2%
Total	$617.7	37.9%	$580.5	32.9%	$1,293.2	35.9%	$1,219.5	31.9%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from sales of PC entertainment software, interactive game figures, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

13 weeks ended July 30, 2016 compared with the 13 weeks ended August 1, 2015

	13 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$1,631.8	$1,761.9	$(130.1)	(7.4)%
Cost of sales	1,014.1	1,181.4	(167.3)	(14.2)
Gross profit	617.7	580.5	37.2	6.4
Selling, general and administrative expenses	518.4	490.8	27.6	5.6
Depreciation and amortization	41.0	38.0	3.0	7.9
Operating earnings	58.3	51.7	6.6	12.8
Interest expense, net	13.6	5.6	8.0	142.9
Earnings before income tax expense	44.7	46.1	(1.4)	(3.0)
Income tax expense	16.8	20.8	(4.0)	(19.2)
Net income	$27.9	$25.3	$2.6	10.3%

	13 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$216.4	$324.9	$(108.5)	(33.4)%
New video game software	382.2	467.2	(85.0)	(18.2)
Pre-owned and value video game products	542.6	560.8	(18.2)	(3.2)
Video game accessories	119.5	125.8	(6.3)	(5.0)
Digital	36.3	41.6	(5.3)	(12.7)
Mobile and consumer electronics	203.3	142.2	61.1	43.0
Collectibles	90.0	41.0	49.0	119.5
Other(2)	41.5	58.4	(16.9)	(28.9)
Total	$1,631.8	$1,761.9	$(130.1)	(7.4)%

	13 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$30.0	$33.4	$(3.4)	(10.2)%
New video game software	98.1	110.8	(12.7)	(11.5)
Pre-owned and value video game products	244.0	257.8	(13.8)	(5.4)
Video game accessories	45.7	45.7	—	—
Digital	32.7	32.8	(0.1)	(0.3)
Mobile and consumer electronics	118.5	64.5	54.0	83.7
Collectibles	34.7	17.1	17.6	102.9
Other(2)	14.0	18.4	(4.4)	(23.9)
Total	$617.7	$580.5	$37.2	6.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from sales of PC entertainment software, interactive game figures, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales decreased $130.1 million, or 7.4%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 10.6% compared to the prior year period. The decrease in comparable store sales was primarily the result of a decrease in sales of new video game hardware and software. These decreases were partially offset by an increase in sales of mobile and consumer electronics and collectibles as part of the Company's diversification strategy.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $108.5 million, or 33.4%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015 primarily due to a decline in the quantity of hardware units sold driven by the announcement of form-factor changes to the current console models to be released in coming quarters combined with a reduction in selling price as the console cycle matures.

•
New video game software sales decreased $85.0 million, or 18.2%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, due to a stronger lineup of new title releases in the prior year quarter.

•
Pre-owned and value video game product sales decreased $18.2 million, or 3.2%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, primarily due to the decrease in store traffic as a result of fewer new release titles and hardware unit sales declines in the current year quarter.

•	Other sales decreased $16.9 million, or 28.9%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, due to the decline in sales of interactive game figures.

•
Video game accessories sales decreased $6.3 million, or 5.0%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, mainly driven by lower sales of accessories related to the decrease in new video game hardware sales as discussed above.

•
Digital sales decreased $5.3 million, or 12.7%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, primarily due to a change in the mix of sales and the related commissions on the digital products we sold as well as lower subscription revenue.

The decreases described above were partially offset by the following:

•
Mobile and consumer electronics sales increased $61.1 million, or 43.0%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, primarily due to the acquisition and opening of stores within the Technology Brands segment.

•
Collectibles sales increased $49.0 million, or 119.5%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, due to the acquisition of ThinkGeek in July 2015, the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

Cost of Sales
Cost of sales decreased $167.3 million, or 14.2%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, primarily as a result of the decrease in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $37.2 million, or 6.4%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015, and gross profit as a percentage of net sales increased to 37.9% in the current quarter compared to 32.9% in the prior year quarter. The increase in gross profit was driven by increases of $54.0 million in mobile and consumer electronics, primarily related to the growth in our Technology Brands segment, and $17.6 million in collectibles. These increases were partially offset by decreases in new video game hardware of $3.4 million and software of $12.7 million, pre-owned and value video game products of $13.8 million, and other products of $4.4 million.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as our mobile and consumer electronics and collectibles categories continue to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales on mobile and consumer electronics increased to 58.3% in the 13 weeks ended July 30, 2016 from 45.4% in the 13 weeks ended August 1, 2015, due to the increased mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

•
Gross profit as a percentage of sales on new video game hardware increased to 13.9% in the 13 weeks ended July 30, 2016 from 10.3% in the 13 weeks ended August 1, 2015, due to a higher mix of hardware warranty sales and higher cooperative advertising funds as a percentage of sales in the current year quarter.

•
Gross profit as a percentage of sales on new video game software increased to 25.7% in the 13 weeks ended July 30, 2016 from 23.7% in the 13 weeks ended August 1, 2015, due to higher cooperative advertising funds as a percentage of sales in the current year quarter.

•
Gross profit as a percentage of sales on digital increased to 90.1% in the 13 weeks ended July 30, 2016 from 78.8% in the 13 weeks ended August 1, 2015, due to a shift in the mix of the digital products we sell and their related margin.

The increase described above was offset by the following:

•
Gross profit as a percentage of sales on collectibles decreased to 38.6% in the 13 weeks ended July 30, 2016 from 41.7% in the 13 weeks ended August 1, 2015, due to the addition of the ThinkGeek.com business in July 2015 which carries higher fulfillment costs compared to our in-store sales.

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 45.0% in the 13 weeks ended July 30, 2016 from 46.0% in the 13 weeks ended August 1, 2015, due to a greater mix of sales of next generation video game products, which carry lower gross margins than the previous generation products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $27.6 million, or 5.6%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands SG&A increased $35.7 million in the current quarter compared to the prior year quarter, due to an additional 406 Technology Brands stores added since the prior year quarter. The increase in SG&A was partially offset by costs incurred in the prior year quarter associated with our July 2015 acquisition of ThinkGeek. SG&A included $5.7 million and $7.6 million of stock-based compensation for the 13 weeks ended July 30, 2016 and August 1, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $3.0 million, or 7.9%, for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Interest Expense, Net
Interest expense, net increased $8.0 million for the 13 weeks ended July 30, 2016 compared to the 13 weeks ended August 1, 2015 due to the issuance of the $475.0 million unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 6, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $16.8 million, representing an effective tax rate of 37.6%, for the 13 weeks ended July 30, 2016, compared to $20.8 million, representing an effective tax rate of 45.1%, for the 13 weeks ended August 1, 2015. The difference in the effective income tax rate between the current and prior year period was primarily due to the non-deductible nature of certain acquisition costs in the prior year and the relative mix of earnings across the jurisdictions in which we operate. The Company monitors continual developments in global tax rules, regulations and judicial proceedings. As a result of its ongoing assessments, it is possible the Company could recognize previously unrecognized tax attributes in future periods.
Operating Earnings and Net Income
The factors described above led to operating earnings of $58.3 million for the 13 weeks ended July 30, 2016, or a 12.8% increase from operating earnings of $51.7 million for the 13 weeks ended August 1, 2015. Additionally, net income was $27.9 million for the 13 weeks ended July 30, 2016, which represented a 10.3% increase from net income of $25.3 million for the 13 weeks ended August 1, 2015.

26 weeks ended July 30, 2016 compared with the 26 weeks ended August 1, 2015

	26 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$3,603.3	$3,822.5	$(219.2)	(5.7)%
Cost of sales	2,310.1	2,603.0	(292.9)	(11.3)%
Gross profit	1,293.2	1,219.5	73.7	6.0%
Selling, general and administrative expenses	1,039.2	970.1	69.1	7.1%
Depreciation and amortization	81.7	73.8	7.9	10.7%
Operating earnings	172.3	175.6	(3.3)	(1.9)%
Interest expense, net	24.4	11.0	13.4	121.8%
Earnings before income tax expense	147.9	164.6	(16.7)	(10.1)%
Income tax expense	54.2	65.5	(11.3)	(17.3)%
Net income	$93.7	$99.1	$(5.4)	(5.4)%

	26 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$529.3	$764.6	$(235.3)	(30.8)%
New video game software	949.4	1,080.8	(131.4)	(12.2)
Pre-owned and value video game products	1,103.5	1,143.2	(39.7)	(3.5)
Video game accessories	282.2	276.3	5.9	2.1
Digital	79.1	87.6	(8.5)	(9.7)
Mobile and consumer electronics	395.9	279.0	116.9	41.9
Collectibles	172.3	63.8	108.5	170.1
Other(2)	91.6	127.2	(35.6)	(28.0)
Total	$3,603.3	$3,822.5	$(219.2)	(5.7)%

	26 Weeks Ended		Change
	July 30, 2016	August 1, 2015	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$58.3	$70.6	$(12.3)	(17.4)%
New video game software	226.0	249.5	(23.5)	(9.4)
Pre-owned and value video game products	507.2	543.8	(36.6)	(6.7)
Video game accessories	102.8	101.5	1.3	1.3
Digital	69.7	68.2	1.5	2.2
Mobile and consumer electronics	236.2	119.0	117.2	98.5
Collectibles	63.3	26.0	37.3	143.5
Other(2)	29.7	40.9	(11.2)	(27.4)
Total	$1,293.2	$1,219.5	$73.7	6.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Other products include revenues from sales of PC entertainment software, interactive game figures, strategy guides and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in physical form.

Net Sales
Net sales decreased $219.2 million, or 5.7%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 8.2% compared to the prior year period due to a decrease in sales of new video game hardware and software. These decreases were partially offset by an increase in sales of mobile and consumer electronics and collectibles as part of the Company's diversification strategy.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $235.3 million, or 30.8%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, primarily due to a decline in the quantity of hardware units sold driven by the announcement of form-factor changes to the current console models to be released in the coming quarters combined with a reduction in selling price as the console cycle matures.

•
New video game software sales decreased $131.4 million, or 12.2%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, primarily due to a stronger line-up of new titles released in the prior year period compared to the current year period.

•
Pre-owned and value video game product sales decreased $39.7 million, or 3.5%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, primarily due to a decrease in store traffic as a result of fewer new release titles and hardware unit sales declines in the current year period.

•	Other sales decreased $35.6 million, or 28.0%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, due to the decline in sales of interactive game figures.
The decreases described above were partially offset by the following:

•
Mobile and consumer electronics sales increased $116.9 million, or 41.9%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, primarily due to the acquisition and opening of stores within the Technology Brands segment.

•
Collectibles sales increased $108.5 million, or 170.1%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, due to the acquisition of ThinkGeek in July 2015, the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

Cost of Sales
Cost of sales decreased $292.9 million, or 11.3%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit increased $73.7 million, or 6.0%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015, and gross profit as a percentage of net sales was 35.9% in the current year compared to 31.9% in the prior year period. The gross profit increase was primarily driven by the growth in the mobile and consumer electronics category related to our Technology Brands segment, which increased gross profit by $110.4 million year-over-year, as well as an increase in gross margin as a percentage of sales.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as our mobile and consumer electronics and collectibles categories continue to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales on digital increased to 88.1% in the 26 weeks ended July 30, 2016 from 77.9% in the 26 weeks ended August 1, 2015, primarily due to a change in the mix of sales and the related commissions on the digital products we sold.

•
Gross profit as a percentage of sales on mobile and consumer electronics increased to 59.7% in the 26 weeks ended July 30, 2016 from 42.7% in the 26 weeks ended August 1, 2015, due to the increased mix of sales in the Technology Brands segment, which have higher margins than other mobile and consumer electronics sales in the category.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on collectibles decreased to 36.7% in the 26 weeks ended July 30, 2016 from 40.8% in the 26 weeks ended August 1, 2015, due to the addition of the ThinkGeek.com business in July 2015 which carries higher fulfillment costs compared to our in-store sales.

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.0% in the 26 weeks ended July 30, 2016 from 47.6% in the 26 weeks ended August 1, 2015, due to a greater mix of sales of current generation products, which carry lower gross margin than previous generation products.

Selling, General and Administrative Expenses
SG&A increased $69.1 million, or 7.1%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands SG&A increased $73.8 million in the current year period compared to the prior year period, as a result of the 406 stores added since the prior year period. SG&A included $12.4 million and $17.9 million in stock-based compensation expense for the 26 weeks ended July 30, 2016 and August 1, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $7.9 million, or 10.7%, for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segments.
Interest Expense, Net
Interest expense, net increased $13.4 million for the 26 weeks ended July 30, 2016 compared to the 26 weeks ended August 1, 2015 due to the $475.0 million issuance of unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 6, "Debt," to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $54.2 million, representing an effective tax rate of 36.6%, for the 26 weeks ended July 30, 2016, compared to $65.5 million, representing an effective tax rate of 39.8%, for the 26 weeks ended August 1, 2015. The difference in the effective income tax rate between the current and prior year period was primarily due to the non-deductible nature of certain acquisition costs in the prior year and the relative mix of earnings across the jurisdictions within which we operate. The Company monitors continual developments in global tax rules, regulations and judicial proceedings.  As a result of its ongoing assessments, it is possible the Company could recognize previously unrecognized tax attributes in future periods.
Operating Earnings and Net Income
The factors described above led to operating earnings of $172.3 million for the 26 weeks ended July 30, 2016, or a 1.9% decrease from operating earnings of $175.6 million for the 26 weeks ended August 1, 2015. Additionally, net income was $93.7 million for the 26 weeks ended July 30, 2016, which represented a 5.4% decrease from net income of $99.1 million for the 26 weeks ended August 1, 2015.

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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):

13 weeks ended July 30, 2016 compared with the 13 weeks ended August 1, 2015

As of and for the 13 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,022.7	$66.6	$127.4	$239.2	$175.9	$1,631.8
Operating earnings (loss)	$51.2	$1.2	$3.0	$(11.0)	$13.9	$58.3
Segment Operating data:
Store count	3,949	323	454	1,278	1,137	7,141
Comparable store sales(1)	(12.5)%	(11.4)%	(3.0)%	(5.7)%	n/a	(10.6)%

As of and for the 13 weeks ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,187.4	$78.2	$130.6	$251.9	$113.8	$1,761.9
Operating earnings (loss)	$51.9	$1.8	$4.6	$(7.0)	$0.4	$51.7
Segment Operating data:
Store count	4,083	327	427	1,296	731	6,864
Comparable store sales(1)	10.8%	8.5%	10.2%	(3.8)%	n/a	8.1%
___________________

(1)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 weeks ended July 30, 2016 compares the 13 weeks for the period ended July 30, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended July 30, 2016 decreased $164.7 million, or 13.9%, compared to the 13 weeks ended August 1, 2015, primarily due to the 12.5% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of a decrease in sales of hardware and software. Operating earnings for the 13 weeks ended July 30, 2016 decreased $0.7 million compared to the prior year quarter. The decrease in operating earnings was primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended July 30, 2016 decreased $11.6 million, or 14.8%, compared to the 13 weeks ended August 1, 2015, primarily due to the 11.4% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of a decrease in hardware and software sales. In addition, the impact of foreign exchange rate fluctuations decreased net sales by $2.7 million in the current quarter compared to the prior year quarter. Operating earnings for the 13 weeks ended July 30, 2016 decreased $0.6 million compared to the prior year quarter, driven primarily by the decrease in net sales.

Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended July 30, 2016 decreased $3.2 million, or 2.5%, compared to the 13 weeks ended August 1, 2015. The decrease in net sales was primarily driven by a 3.0% decrease in comparable store sales and the impact of foreign exchange rate fluctuations of $3.6 million, partially offset by an increase in sales from opening 22 new Zing branded collectibles stores since the prior year quarter. The decrease in comparable store sales was primarily due to a stronger title lineup in software in the prior year quarter, partially offset by an increase in sales in our collectibles category. Operating earnings for the 13 weeks ended July 30, 2016 decreased $1.6 million due to an increase in costs associated with expanding our collectibles store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 13 weeks ended July 30, 2016 decreased $12.7 million, or 5.0%, compared to the 13 weeks ended August 1, 2015, primarily due to the 5.7% decrease in comparable store sales. The decrease in comparable store sales was driven primarily by a decrease in sales of video game hardware, software, and pre-owned and value video game products, partially offset by an increase in sales of collectibles in the current quarter. Operating loss for the 13 weeks ended July 30, 2016 increased $4.0 million compared to the prior year quarter, driven primarily by the decrease in net sales.
Technology Brands
Segment results for Technology Brands include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 13 weeks ended July 30, 2016 increased $62.1 million, or 54.6%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 13 weeks ended July 30, 2016 increased $13.5 million compared to the prior year quarter, primarily due to the growth in stores, operational improvements in stores as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year quarter.

26 weeks ended July 30, 2016 compared with the 26 weeks ended August 1, 2015

As of and for the 26 Weeks Ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,391.3	$144.3	$237.3	$488.7	$341.7	$3,603.3
Operating earnings (loss)	$145.6	$5.0	$3.5	$(14.5)	$32.7	$172.3
Segment Operating data:
Store count	3,949	323	454	1,278	1,137	7,141
Comparable store sales(1)	(9.2)%	(7.8)%	(2.3)%	(6.1)%	n/a	(8.2)%

As of and for the 26 Weeks Ended August 1, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,680.1	$167.9	$242.6	$515.9	$216.0	$3,822.5
Operating earnings (loss)	$172.4	$5.5	$6.3	$(12.2)	$3.6	$175.6
Segment Operating data:
Store count	4,083	327	427	1,296	731	6,864
Comparable store sales(1)	9.9%	10.6%	10.9%	(0.3)%	n/a	8.4%
___________________

(1)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 26 weeks ended July 30, 2016 compares the 26 weeks for the period ended July 30, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 26 weeks ended July 30, 2016 decreased $288.8 million, or 10.8%, compared to the 26 weeks ended August 1, 2015, primarily due to the decrease in comparable store sales of 9.2%. This decrease in comparable store sales was primarily driven by the decrease in video game hardware and software sales. These declines were partially offset by an increase in sales of collectibles. Operating earnings for the 26 weeks ended July 30, 2016 decreased $26.8 million compared to the prior year period. The decrease in operating earnings was primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 26 weeks ended July 30, 2016 decreased $23.6 million, or 14.1%, compared to the 26 weeks ended August 1, 2015, primarily due to a decrease in comparable store sales of 7.8%, driven by declines in hardware and software. In addition, the impact of foreign exchange rate fluctuations decreased net sales by $7.7 million in the current year period compared to the prior year period. Operating earnings for the 26 weeks ended July 30, 2016 decreased $0.5 million primarily due to the decrease in comparable store sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 26 weeks ended July 30, 2016 decreased $5.3 million, or 2.2%, compared to the 26 weeks ended August 1, 2015, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $9.0 million. Comparable store sales for the 26 weeks ended July 30, 2016 decreased 2.3%, primarily due to lower software sales as a result of a stronger title lineup in the prior year period. These declines were offset by an increase in sales of collectibles, primarily due to an increase in our collectibles store base. Operating earnings for the 26 weeks ended July 30, 2016 decreased $2.8 million compared to the prior year period, due to an increase in costs associated with expanding our collectibles store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 26 weeks ended July 30, 2016 decreased $27.2 million, or 5.3%, compared to the 26 weeks ended August 1, 2015, primarily due to the 6.1% decrease in comparable store sales. The decrease in comparable store sales was driven primarily by decreases in sales of video game hardware, software, and pre-owned and value video game products, partially offset by an increase in sales of collectibles in the current year period. Operating loss for the 26 weeks ended July 30, 2016 increased by $2.3 million compared to the prior year period, due primarily to the decline in sales.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 26 weeks ended July 30, 2016 increased $125.7 million, or 58.2%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 26 weeks ended July 30, 2016 increased $29.1 million compared to the prior year period, primarily due to the growth in stores, operational improvements in stores as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year period.
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
As of July 30, 2016, we had total cash on hand of $289.5 million and an additional $391.6 million of available borrowing capacity under our $400 million credit agreement, which we entered into in January 2011 and amended and restated on March 25, 2014 and further amended on September 15, 2014 (the "Revolver"). On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, we utilized remaining proceeds from our 2021 Senior Notes and a portion of the available capacity under the Revolver to fund the acquisition of two authorized AT&T retailers comprised of 436 stores; see "— Uses of Capital" for additional information. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing stockholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 26 weeks ended July 30, 2016, cash used by operations was $436.2 million, compared to $23.0 million during the 26 weeks ended August 1, 2015. The increase in cash used by operations of $413.2 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $426.1 million from a use of $206.4 million in the 26 weeks ended August 1, 2015 to a use of $632.5 million in the 26 weeks ended July 30, 2016. The increase in cash used in operations for working capital was due primarily to the timing of merchandise inventory payments in the U.S. Video Game Brands segment and the timing of tax payments.
Cash used in investing activities was $109.0 million and $273.5 million during the 26 weeks ended July 30, 2016 and the 26 weeks ended August 1, 2015, respectively. The $164.5 million decrease in cash used in investing activities is primarily attributable to our July 2015 acquisition of ThinkGeek and decreased Technology Brands acquisition activity in the 26 weeks ended July 30, 2016 as compared to the prior year period.
Cash provided by financing activities was $369.3 million during the 26 weeks ended July 30, 2016, compared to cash used in financing activities of $166.1 million during the 26 weeks ended August 1, 2015. The $535.4 million additional cash provided by financing activities in the 26 weeks ended July 30, 2016 as compared to the 26 weeks ended August 1, 2015 was primarily due to the net proceeds of $466.9 million related to the $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 we issued in March 2016 (the "2021 Senior Notes") and $94.1 million lower share repurchases compared to the prior year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at July 30, 2016 was $350.0 million.
2021 Senior Notes. In March 2016, we issued the 2021 Senior Notes which bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at July 30, 2016 was $475.0 million.
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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, in each case plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or 2) excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of July 30, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended July 30, 2016, we cumulatively borrowed $100.0 million and repaid $100.0 million under the Revolver. Average borrowings under the Revolver for the 26 weeks ended July 30, 2016 were $9.5 million and our average interest rate on those borrowings was 3.7%. As of July 30, 2016, total availability under the Revolver was $391.6 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 30, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.9 million.
We are currently in compliance with all covenants under our indentures governing the Senior Notes and our credit agreement.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired a net of 101 Technology Brands stores in the 26 weeks ended July 30, 2016.
On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of two authorized AT&T retailers comprised of 436 stores for $394.1 million in cash, subject to working capital adjustments, and future contingent consideration which we estimate will range from $40.0 million to $50.0 million. The cash portion of the purchase price was funded with remaining proceeds from our 2021 Senior Notes combined with a draw on our Revolver. The contingent consideration will be paid in two installments if certain performance measures are met. The first installment is due in August 2017 and the second installment is due in March 2018.
Capital expenditures for fiscal 2016 are projected to be approximately $160-$170 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock, which represents an increase of 3%. On March 22, 2016 and June 21, 2016, we made quarterly dividend payments of $0.37 per share of Class A Common Stock to stockholders of record on March 8, 2016 and June 8, 2016, respectively. Additionally, on August 22, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on September 22, 2016 to stockholders of record at the close of business on September 9, 2016. Future dividends will be subject to approval by our Board of Directors.
Recently Issued Accounting Pronouncements
See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
Disclosure Regarding Forward-looking Statements
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our 2015 Annual Report on Form 10-K as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a description of these risks and uncertainties.
Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. We undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q. In light of these risks and uncertainties, the forward-looking events and circumstances contained in this Quarterly Report on Form 10-Q may not occur, causing actual results to differ materially from those anticipated or implied by our forward-looking statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2015 Annual Report on Form 10-K.

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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2015 Annual Report on Form 10-K.

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

Date: September 7, 2016

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 7, 2016

EXHIBIT INDEX

Exhibit Number	Description
3.1
Fourth Amended and Restated Bylaws of GameStop Corp., effective June 21, 2016 (previously filed as and incorporated by reference from Exhibit 3.2 to the Current Report on Form 8-K of GameStop Corp. filed on June 24, 2016).

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