Form 10-Q
period 2016-10-29
GameStop Corp.
filed 2016-12-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM	TO

COMMISSION FILE NO. 1-32637
GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware	20-2733559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

625 Westport Parkway,	76051 (Zip Code)
Grapevine, Texas
(Address of principal executive offices)
Registrant’s telephone number, including area code:
(817) 424-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of November 29, 2016: 101,874,578

PART I — FINANCIAL INFORMATION
Item 1.    Financial Statements
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	October 29, 2016	October 31, 2015	January 30, 2016
	(In millions, except par value per share)
ASSETS
Current assets:
Cash and cash equivalents	$356.1	$186.2	$450.4
Receivables, net	181.1	185.5	176.5
Merchandise inventories, net	1,633.6	1,856.3	1,163.0
Deferred income taxes — current	—	65.9	—
Prepaid expenses and other current assets	188.0	199.2	147.6
Total current assets	2,358.8	2,493.1	1,937.5
Property and equipment:
Land	17.9	17.6	17.3
Buildings and leasehold improvements	726.9	647.0	668.2
Fixtures and equipment	925.1	890.8	874.6
Total property and equipment	1,669.9	1,555.4	1,560.1
Less accumulated depreciation	1,166.8	1,077.9	1,075.6
Net property and equipment	503.1	477.5	484.5
Deferred income taxes — noncurrent	39.0	26.8	39.0
Goodwill	1,726.8	1,479.2	1,476.7
Other intangible assets, net	527.7	291.4	330.4
Other noncurrent assets	75.2	62.1	62.2
Total noncurrent assets	2,871.8	2,337.0	2,392.8
Total assets	$5,230.6	$4,830.1	$4,330.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,242.6	$1,461.1	$631.9
Accrued liabilities	877.8	876.4	1,041.0
Income taxes payable	30.7	33.3	121.1
Current portion of debt	—	0.9	0.4
Total current liabilities	2,151.1	2,371.7	1,794.4
Deferred income taxes	30.1	96.0	29.6
Long-term debt, net	814.3	345.1	345.4
Other long-term liabilities	111.0	75.7	79.9
Total long-term liabilities	955.4	516.8	454.9
Total liabilities	3,106.5	2,888.5	2,249.3
Commitments and contingencies (Note 7)
Stockholders’ equity:
Preferred stock — 5.0 shares authorized; no shares issued or outstanding	—	—	—
Class A common stock — $.001 par value; 300.0 shares authorized; 102.6, 104.9 and 103.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	—	—	—
Accumulated other comprehensive loss	(45.7)	(61.3)	(88.8)
Retained earnings	2,169.7	2,002.8	2,169.7
Total stockholders’ equity	2,124.1	1,941.6	2,081.0
Total liabilities and stockholders’ equity	$5,230.6	$4,830.1	$4,330.3
See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(In millions, except per share data)
Net sales	$1,959.2	$2,016.3	$5,562.5	$5,838.8
Cost of sales	1,251.0	1,360.7	3,561.1	3,963.7
Gross profit	708.2	655.6	2,001.4	1,875.1
Selling, general and administrative expenses	567.1	525.5	1,606.3	1,495.6
Depreciation and amortization	42.3	39.4	124.0	113.2
Operating earnings	98.8	90.7	271.1	266.3
Interest income	—	—	(0.5)	(0.3)
Interest expense	14.8	6.5	39.7	17.8
Earnings before income tax expense	84.0	84.2	231.9	248.8
Income tax expense	33.2	28.3	87.4	93.8
Net income	$50.8	$55.9	$144.5	$155.0
Basic net income per common share	$0.49	$0.53	$1.39	$1.45
Diluted net income per common share	$0.49	$0.53	$1.39	$1.45
Dividends per common share	$0.37	$0.36	$1.11	$1.08
Weighted average shares of common stock outstanding — basic	103.7	105.4	103.8	106.6
Weighted average shares of common stock outstanding — diluted	104.0	106.1	104.2	107.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(In millions)
Net income	$50.8	$55.9	$144.5	$155.0
Other comprehensive income:
Foreign currency translation adjustment	(6.9)	(5.9)	43.1	(35.9)
Total comprehensive income	$43.9	$50.0	$187.6	$119.1

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total
	(In millions)
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income for the 39 weeks ended October 29, 2016	—	—	—	—	144.5	144.5
Foreign currency translation	—	—	—	43.1	—	43.1
Dividends(1)	—	—	—	—	(117.0)	(117.0)
Stock-based compensation expense	—	—	17.4	—	—	17.4
Repurchase of common shares	(1.4)	—	(8.5)	—	(27.5)	(36.0)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax deficiency of $0.4)	0.7	—	(8.9)	—	—	(8.9)
Balance at October 29, 2016	102.6	$0.1	$—	$(45.7)	$2,169.7	$2,124.1

(1)	Dividends declared per common share were $1.11 in the 39 weeks ended October 29, 2016.

	Class A Common Stock
	Shares	Common Stock	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total
	(In millions)
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income for the 39 weeks ended October 30, 2015	—	—	—	—	155.0	155.0
Foreign currency translation	—	—	—	(35.9)	—	(35.9)
Dividends(2)	—	—	—	—	(116.9)	(116.9)
Stock-based compensation expense	—	—	24.7	—	—	24.7
Repurchase of common shares	(3.6)	—	(23.8)	—	(128.3)	(152.1)
Exercise of stock options and issuance of shares upon vesting of restricted stock grants (including tax benefit of $6.9)	0.8	—	(0.9)	—	—	(0.9)
Balance at October 31, 2015	104.9	$0.1	$—	$(61.3)	$2,002.8	$1,941.6

(2)	Dividends declared per common share were $1.08 in the 39 weeks ended October 31, 2015.

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	39 Weeks Ended
	October 29, 2016	October 31, 2015
	(In millions)
Cash flows from operating activities:
Net income	$144.5	$155.0
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	125.0	114.5
Stock-based compensation expense	17.4	24.7
Excess tax deficiencies (benefits) related to stock-based awards	0.4	(6.9)
Loss on disposal of property and equipment	4.6	4.5
Other	18.7	8.0
Changes in operating assets and liabilities:
Receivables, net	(3.6)	(66.4)
Merchandise inventories	(482.9)	(723.1)
Prepaid expenses and other current assets	(17.2)	(22.3)
Prepaid income taxes and income taxes payable	(135.2)	(17.4)
Accounts payable and accrued liabilities	458.6	725.0
Changes in other long-term liabilities	1.3	(7.5)
Net cash flows provided by operating activities	131.6	188.1
Cash flows from investing activities:
Purchase of property and equipment	(105.8)	(129.4)
Acquisitions, net of cash acquired of $0.1 and $13.9 million, respectively	(441.1)	(204.3)
Other	5.4	(4.0)
Net cash flows used in investing activities	(541.5)	(337.7)
Cash flows from financing activities:
Repurchase of common shares	(43.3)	(150.5)
Dividends paid	(117.8)	(115.1)
Proceeds from senior notes	475.0	—
Repayments of acquisition-related debt	(0.2)	—
Borrowings from the revolver	510.0	403.0
Repayments of revolver borrowings	(510.0)	(403.0)
Payments of financing costs	(8.1)	—
Issuance of common stock, net of share repurchases for withholdings taxes	(8.4)	(0.6)
Excess tax (deficiencies) benefits related to stock-based awards	(0.4)	6.9
Net cash flows provided by (used in) financing activities	296.8	(259.3)
Exchange rate effect on cash and cash equivalents	18.8	(15.0)
Net decrease in cash and cash equivalents	(94.3)	(423.9)
Cash and cash equivalents at beginning of period	450.4	610.1
Cash and cash equivalents at end of period	$356.1	$186.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information
Background
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM retailer (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. We also operate www.kongregate.com, a leading browser-based game site, and Game Informer magazine, the world's leading print and digital video game publication. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. As of October 29, 2016, we operated 7,586 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers.
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
Our Technology Brands segment owns and operates Spring Mobile, the largest authorized retailer of AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket in the United States, as well as a certified reseller of Apple consumer electronic products in the United States under the name Simply Mac. Spring Mobile sells all of AT&T’s products and services, including DirecTV, through all of its 1,429 AT&T branded stores and offers pre-paid wireless services, devices and related accessories through its 70 Cricket branded stores in select markets in the United States. Simply Mac operates 70 stores, selling the full line of Apple products, including laptops, tablets, and smartphones; and offering Apple certified warranty and repair services.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K, as amended, for the 52 weeks ended January 30, 2016 (the “2015 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 39 weeks ended October 29, 2016 are not indicative of the results to be expected for the 52 weeks ending January 28, 2017 (“fiscal 2016”).

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Restricted Cash
Restricted cash of $10.1 million, $9.8 million and $9.7 million as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On November 21, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on December 13, 2016 to stockholders of record at the close of business on December 1, 2016. Future dividends will be subject to approval by our Board of Directors.
Share Repurchases
During the 39 weeks ended October 29, 2016, we repurchased 1.4 million shares of our Class A Common Stock at an average price of $26.63 for a total of $36.0 million. Subsequent to October 29, 2016 through November 29, 2016, we repurchased 0.8 million shares of our Class A Common Stock at an average price of $22.63 for a total of $17.1 million.
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
In April 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 became effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this guidance as of January 31, 2016, and as a result have recast the October 31, 2015 and January 30, 2016 condensed consolidated balance sheets to conform to the current period presentation. The adoption of this standard reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $3.6 million, and long-term debt by $4.9 million for the period ended October 31, 2015 based upon the balance of unamortized debt financing costs relating to our senior notes due in 2019. The adoption of this standard also reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $3.3 million, and long-term debt by $4.6 million, for the period ended January 30, 2016 based upon the balance of unamortized debt financing costs relating to our senior notes due in 2019.
Recently Issued Accounting Pronouncements
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The ASU is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. We are currently evaluating the impact that this standard will have on our consolidated financial statements and disclosures.
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
In February 2016, the FASB issued ASU 2016-02, Leases. The standard requires a lessee to recognize a liability related to lease payments and an offsetting right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. Entities are required to use a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements, with certain reliefs available. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the overall impact to our consolidated financial statements, though we expect the adoption to result in a material increase in the assets and liabilities reflected in our consolidated balance sheets.
In May 2014, as part of its ongoing efforts to assist in the convergence of GAAP and International Financial Reporting Standards, the FASB issued ASU 2014-09 related to revenue recognition. The new guidance sets forth a new five-step revenue recognition model which replaces the prior revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance that have historically existed in GAAP. The underlying principle of the new standard is that a business or other organization will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The standard also requires more detailed disclosures and provides additional guidance for transactions that were not addressed completely in the prior accounting guidance. Entities may use either a full retrospective or modified retrospective transition approach. The ASU is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. In August 2015, the FASB issued ASU 2015-14 which defers the effective date of ASU 2014-09 one year, making it effective for annual reporting periods beginning on or after December 15, 2017 while also providing for early adoption as of the original effective date. We anticipate that the standard will affect the way that we recognize liabilities for our customer incentives. We are currently continuing to evaluate the impact that this standard will have on our consolidated financial statements as well as the appropriate method of adoption.

2.	Acquisitions
Midwest Cellular
On May 31, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets of an AT&T authorized retailer, Midwest Cellular, comprised of 71 stores for cash consideration of $47.0 million. The acquisition was funded with proceeds from our $475.0 million unsecured senior notes due in March 2021. We recorded $42.7 million of indefinite-lived intangible assets related to this acquisition. The pro forma effect of this acquisition is not material to our consolidated financial statements.
Cellular World & Red Skye Wireless
On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets comprised of 436 stores from two authorized AT&T retailers, Cellular World and Red Skye Wireless. The purchase price consisted of $393.2 million in cash (net of $0.1 million of cash acquired), which includes the effect of working capital adjustments, and future contingent consideration that we estimate will range from $40.0 million to $50.0 million. The cash portion of the purchase price was funded with remaining proceeds from our $475.0 million unsecured senior notes due in March 2021 combined with a draw on our revolving credit facility.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The contingent consideration includes two potential payments: (i) a $20.0 million payment contingent on the relocation of certain acquired stores to be completed by Cellular World, due the latter of August 2017 or when relocations are completed and (ii) an earn-out payment due in March 2018, contingent on the sales performance of certain acquired stores during calendar year 2017. We estimate that the second payment will range from $20.0 million to $30.0 million. We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration; see Note 5, Fair Value Measurements and Financial Instruments, for additional information.
The estimated purchase price of the acquisition totaled $436.4 million, which includes the cash payment of $393.2 million plus the fair value of the contingent consideration of $43.2 million. The following table summarizes the preliminary estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired
Merchandise inventories	$13.1
Prepaid expenses and other current assets	0.2
Property and equipment	23.9
Goodwill	238.9
Other intangible asset — dealer agreements	163.0
Other noncurrent assets	6.7
Total assets acquired	445.8
Liabilities assumed
Accounts payable	9.2
Accrued liabilities	0.2
Total liabilities assumed	9.4

Total estimated purchase price	$436.4
As of the filing date of this Quarterly Report on Form 10-Q, we had not completed the final fair value assignments related to this acquisition and continue to analyze certain matters related to the valuation of certain noncurrent assets, acquired operating leases and deferred income taxes. The goodwill recognized reflects the acquired assembled workforce and Spring Mobile's entrance into new domestic regional markets. The goodwill recognized is assigned to the Technology Brands segment and is deductible for tax purposes. The intangible asset recognized for dealer agreements represents the value associated with the exclusive agreements with AT&T to operate the acquired stores. The intangible asset for dealer agreements is indefinite lived and not subject to amortization, but is subject to annual impairment testing.
Subsequent to the acquisition date, the stores acquired from Cellular World and Red Skye Wireless contributed $66.9 million in net sales for the 13 weeks ended October 29, 2016. Pro forma information cannot be presented due to the impracticability of obtaining separately identifiable historical financial data for the acquired stores.

3.	Stock-Based Compensation
The following is a summary of the stock-based awards granted during the periods indicated:

	39 Weeks Ended October 29, 2016		39 Weeks Ended October 31, 2015
	Quantity	Weighted Average Grant Date Fair Value	Quantity	Weighted Average Grant Date Fair Value
	(In thousands, except per share data)
Restricted stock awards – time-vested	594	$30.20	457	$40.42
Restricted stock awards – performance-based	213	30.50	189	40.16
Total stock-based awards	807		646

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

For restricted stock awards and stock options granted, we record stock-based compensation expense in earnings based on the grant-date fair value. The fair value of each restricted stock award grant is based on the closing price of our Class A Common Stock on the grant date.
Total stock-based compensation recognized in selling, general and administrative expenses during the 13 weeks ended October 29, 2016 and the 13 weeks ended October 31, 2015 was $5.0 million and $6.8 million, respectively. Total stock-based compensation recognized in selling, general and administrative expenses during the 39 weeks ended October 29, 2016 and the 39 weeks ended October 31, 2015 was $17.4 million and $24.7 million, respectively. Upon adoption of the Company's retirement policy during the first quarter of fiscal 2015, $3.8 million of compensation expense was recognized related to employees whose equity based long-term incentive awards are subject to certain accelerated vesting provisions, based on age and years of service.
As of October 29, 2016, the unrecognized compensation expense related to the unvested portion of our stock options was $0.3 million, which is expected to be recognized over a weighted average period of 0.4 years, and the unrecognized compensation expense related to unvested restricted shares was $26.7 million, which is expected to be recognized over a weighted average period of 1.8 years. The total intrinsic value of options exercised during the 13 weeks ended October 31, 2015 was $1.4 million. The total intrinsic value of options exercised during the 39 weeks ended October 29, 2016 and October 31, 2015 was $0.1 million and $6.3 million, respectively.

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
A reconciliation of shares used in the computation of basic and diluted net income per common share is as follows:

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
	(In millions, except per share data)
Net income	$50.8	$55.9	$144.5	$155.0
Basic weighted average common shares outstanding	103.7	105.4	103.8	106.6
Dilutive effect of stock options and restricted stock awards(1)	0.3	0.7	0.4	0.6
Diluted weighted average common shares outstanding	104.0	106.1	104.2	107.2
Net income per common share:
Basic	$0.49	$0.53	$1.39	$1.45
Diluted	$0.49	$0.53	$1.39	$1.45
_____________________________

(1)
Excludes 1.2 million, 0.9 million, 1.3 million, and 0.9 million stock-based awards for the 13 weeks ended October 29, 2016, 13 weeks ended October 31, 2015, 39 weeks ended October 29, 2016, and the 39 weeks ended October 31, 2015, respectively, because their effects were antidilutive.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

5.	Fair Value Measurements and Financial Instruments
Recurring Fair Value Measurements and Derivative Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Fair value accounting guidance applies to our foreign currency contracts, which include forward exchange contracts, foreign currency options and cross-currency swaps, our Company-owned life insurance policies with a cash surrender value, contingent consideration payable associated with acquisitions, and certain nonqualified deferred compensation liabilities that are measured at fair value on a recurring basis in periods subsequent to initial recognition.
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
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless, we recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration (see Note 2, Acquisitions). The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business. There was no change in the fair value of the contingent consideration from the date of acquisition through October 29, 2016.
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	October 29, 2016
	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$16.7	$—
Other noncurrent assets	0.2	—
Company-owned life insurance(1)	10.3	—
Total assets	$27.2	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$8.3	$—
Nonqualified deferred compensation(2)	1.0	—
Contingent consideration(3)	—	43.2
Total liabilities	$9.3	$43.2

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	October 31, 2015
	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$42.9	$—
Other noncurrent assets	4.0	—
Company-owned life insurance(1)	9.0	—
Total assets	$55.9	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$35.2	$—
Other long-term liabilities	2.6	—
Nonqualified deferred compensation(2)	1.2	—
Total liabilities	$39.0	$—

	January 30, 2016
	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$40.6	$—
Other noncurrent assets	0.1	—
Company-owned life insurance(1)	10.1	—
Total assets	$50.8	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$32.3	$—
Other long-term liabilities	0.5	—
Nonqualified deferred compensation(2)	1.1
Total liabilities	$33.9	$—
_____________________________________________
(1) Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.
(2) Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.

(3)
Current portion of $20 million recognized in accrued liabilities and noncurrent portion of $23.2 million recognized in other long-term liabilities in our unaudited condensed consolidated balance sheet.

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $986.3 million, $1,099.8 million and $925.3 million as of October 29, 2016, October 31, 2015 and January 30, 2016, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to derivative instruments and the offsetting impact of related intercompany loans and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 29, 2016	October 31, 2015	October 29, 2016	October 31, 2015
Gains (losses) on the change in fair value of derivative instruments	$5.0	$(2.9)	$10.5	$(4.1)
Gains (losses) on the remeasurement of related intercompany loans and foreign currency assets and liabilities	(3.1)	3.7	(6.4)	6.5
Total	$1.9	$0.8	$4.1	$2.4
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
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are recorded at fair value on a recurring basis, we record certain assets and liabilities at fair value on a nonrecurring basis as required by GAAP. Generally, assets are recorded at fair value on a nonrecurring basis as a result of impairment charges. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 39 weeks ended October 29, 2016 or October 31, 2015.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net and accounts payable approximate the fair value due to their short-term maturities.
As of October 29, 2016, our senior notes due in 2019 had a net carrying value of $346.3 million and a fair value of $361.2 million, and our senior notes due in 2021 had a net carrying value of $468.0 million and a fair value of $491.7 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined these to be Level 2 measurements as all significant inputs into the quotes provided by our external pricing source are observable in active markets.

6.	Debt
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at October 29, 2016 was $350.0 million.
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at October 29, 2016 was $475.0 million.

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
The carrying value of our long-term debt is comprised as follows (in millions):

	October 29, 2016	October 31, 2015	January 30, 2016
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	—	—
Less: Unamortized debt financing costs(1)	(10.7)	(4.9)	(4.6)
Long-term debt, net	$814.3	$345.1	$345.4

(1)	Includes the reclassification of debt financing costs from "Prepaids and other current assets" and “Other noncurrent assets” as a result of the Company adopting ASU 2015-03. See Note 1.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of October 29, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended October 29, 2016, we cumulatively borrowed $510.0 million and repaid $510.0 million under the Revolver. Average borrowings under the Revolver for the 39 weeks ended October 29, 2016 were $56.5 million and our average interest rate on those borrowings was 2.4%. As of October 29, 2016, total availability under the Revolver was $391.5 million, with no outstanding borrowings and outstanding standby letters of credit of $8.5 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 29, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.

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
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions). We have revised the classification of sales and gross profit of our mobile and consumer electronics in this Quarterly Report on Form 10-Q for the period ended October 29, 2016 ("Report"). Prior to this Report, we presented a product category labeled "Mobile and consumer electronics" which was comprised of mobile and consumer electronics sold through our Video Game Brands segments and Technology Brands segment. In this Report, sales and gross profit of mobile and consumer electronics generated by our Technology Brands segment are separately presented as "Technology Brands" and sales and gross profit of mobile and consumer electronics generated by our Video Game Brands segments are included in "Other." We believe this presentation is more meaningful to our investors as gross margins of mobile and consumer electronics in our Technology Brands segment differ from our Video Game Brands segments. Sales and gross profit data for prior periods have been recast to the current period presentation.

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$284.4	14.5%	$358.1	17.8%	$813.7	14.6%	$1,122.7	19.2%
New video game software	616.6	31.5%	674.5	33.5%	1,566.0	28.2%	1,755.3	30.1%
Pre-owned and value video game products	470.0	24.0%	502.2	24.9%	1,573.5	28.3%	1,645.4	28.2%
Video game accessories	156.0	8.0%	138.0	6.8%	438.2	7.9%	414.3	7.1%
Digital	44.7	2.3%	40.0	2.0%	123.8	2.2%	127.6	2.2%
Technology Brands(2)	216.3	11.0%	140.1	6.9%	558.0	10.0%	356.1	6.1%
Collectibles	109.4	5.6%	79.7	3.9%	281.7	5.1%	143.5	2.4%
Other(3)	61.8	3.1%	83.7	4.2%	207.6	3.7%	273.9	4.7%
Total	$1,959.2	100.0%	$2,016.3	100.0%	$5,562.5	100.0%	$5,838.8	100.0%

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$37.3	13.1%	$38.6	10.8%	$95.6	11.7%	$109.2	9.7%
New video game software	150.0	24.3%	165.8	24.6%	376.0	24.0%	415.3	23.7%
Pre-owned and value video game products	218.0	46.4%	231.2	46.0%	725.2	46.1%	775.0	47.1%
Video game accessories	49.6	31.8%	50.4	36.5%	152.4	34.8%	151.9	36.7%
Digital	35.0	78.3%	31.5	78.8%	104.7	84.6%	99.7	78.1%
Technology Brands(2)	159.6	73.8%	85.8	61.2%	380.0	68.1%	195.8	55.0%
Collectibles	39.7	36.3%	30.1	37.8%	103.0	36.6%	56.1	39.1%
Other(3)	19.0	30.7%	22.2	26.5%	64.5	31.1%	72.1	26.3%
Total	$708.2	36.1%	$655.6	32.5%	$2,001.4	36.0%	$1,875.1	32.1%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

9.	Segment Information
We report our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems, software and related accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia, Guam and Puerto Rico; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks and 39 weeks ended October 29, 2016 and October 31, 2015.
The reconciliation of segment profit to earnings before income taxes for the 13 weeks and 39 weeks ended October 29, 2016 and October 31, 2015 is as follows (in millions):

13 weeks ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,195.2	$86.8	$139.4	$321.5	$216.3	$1,959.2
Operating earnings	59.1	3.9	3.5	8.8	23.5	98.8
Interest expense						(14.8)
Earnings before income taxes						$84.0

13 weeks ended October 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,327.3	$98.0	$126.4	$324.5	$140.1	$2,016.3
Operating earnings	62.6	6.9	6.4	8.3	6.5	90.7
Interest expense						(6.5)
Earnings before income taxes						$84.2

39 weeks ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,586.5	$231.2	$376.6	$810.2	$558.0	$5,562.5
Operating earnings (loss)	204.7	8.9	7.0	(5.7)	56.2	271.1
Interest income						0.5
Interest expense						(39.7)
Earnings before income taxes						$231.9

39 weeks ended October 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$4,007.4	$265.9	$368.9	$840.5	$356.1	$5,838.8
Operating earnings (loss)	235.0	12.4	12.6	(3.8)	10.1	266.3
Interest income						0.3
Interest expense						(17.8)
Earnings before income taxes						$248.8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket Wireless TM retailer (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. We also operate www.kongregate.com, a leading browser-based game site, and Game Informer magazine, the world's leading print and digital video game publication. We operate our business in four Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. As of October 29, 2016, we operated 7,586 stores, in the United States, Australia, Canada and Europe, which are primarily located in major shopping malls and strip centers.
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
Our Technology Brands segment owns and operates Spring Mobile, the largest authorized retailer of AT&T branded wireless retail stores and pre-paid wireless stores under the name Cricket in the United States, as well as a certified reseller of Apple consumer electronic products in the United States under the name Simply Mac. Spring Mobile sells all of AT&T’s products and services, including DirecTV, through all of its 1,429 AT&T branded stores and offers pre-paid wireless services, devices and related accessories through its 70 Cricket branded stores in select markets in the United States. Simply Mac operates 70 stores, selling the full line of Apple products, including laptops, tablets, and smartphones, and offering Apple certified warranty and repair services.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2017 ("fiscal 2016") and the fiscal year ended January 30, 2016 ("fiscal 2015") each consists of 52 weeks.
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4, the Microsoft Xbox One and the Nintendo Wii U) was introduced in 2012 and 2013. In August and November 2016, Microsoft and Sony released refreshes to the current generation of consoles. Additionally, in October 2016, Sony introduced its virtual reality hardware, PlayStation VR.
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
Consolidated Results of Operations
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	Dollars	Percent	Dollars	Percent	Dollars	Percent	Dollars	Percent
Statement of Operations Data:
Net sales	$1,959.2	100.0%	$2,016.3	100.0%	$5,562.5	100.0%	$5,838.8	100.0%
Cost of sales	1,251.0	63.9	1,360.7	67.5	3,561.1	64.0	3,963.7	67.9
Gross profit	708.2	36.1	655.6	32.5	2,001.4	36.0	1,875.1	32.1
Selling, general and administrative expenses	567.1	28.9	525.5	26.1	1,606.3	28.9	1,495.6	25.6
Depreciation and amortization	42.3	2.2	39.4	1.9	124.0	2.2	113.2	1.9
Operating earnings	98.8	5.0	90.7	4.5	271.1	4.9	266.3	4.6
Interest expense, net	14.8	0.7	6.5	0.3	39.2	0.7	17.5	0.3
Earnings before income tax expense	84.0	4.3	84.2	4.2	231.9	4.2	248.8	4.3
Income tax expense	33.2	1.7	28.3	1.4	87.4	1.6	93.8	1.6
Net income	$50.8	2.6%	$55.9	2.8%	$144.5	2.6%	$155.0	2.7%
We have revised the classification of sales and gross profit of our mobile and consumer electronics in this Quarterly Report on Form 10-Q for the period ended October 29, 2016 ("Report") when presenting financial information for significant product categories. Prior to this Report, we presented a product category labeled "Mobile and consumer electronics" which was comprised of mobile and consumer electronics sold through our Video Game Brands segments and Technology Brands segment. In this Report, sales and gross profit of mobile and consumer electronics generated by our Technology Brands segment are separately presented as "Technology Brands" and sales and gross profit of mobile and consumer electronics generated by our Video Game Brands segments are included in "Other." We believe this presentation is more meaningful to our investors as gross margins of mobile and consumer electronics in our Technology Brands segment differ from our Video Game Brands segments. Sales and gross profit data for prior periods have been recast to the current period presentation.

The following tables set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
Net Sales:
New video game hardware(1)	$284.4	14.5%	$358.1	17.8%	$813.7	14.6%	$1,122.7	19.2%
New video game software	616.6	31.5%	674.5	33.5%	1,566.0	28.2%	1,755.3	30.1%
Pre-owned and value video game products	470.0	24.0%	502.2	24.9%	1,573.5	28.3%	1,645.4	28.2%
Video game accessories	156.0	8.0%	138.0	6.8%	438.2	7.9%	414.3	7.1%
Digital	44.7	2.3%	40.0	2.0%	123.8	2.2%	127.6	2.2%
Technology Brands(2)	216.3	11.0%	140.1	6.9%	558.0	10.0%	356.1	6.1%
Collectibles	109.4	5.6%	79.7	3.9%	281.7	5.1%	143.5	2.4%
Other(3)	61.8	3.1%	83.7	4.2%	207.6	3.7%	273.9	4.7%
Total	$1,959.2	100.0%	$2,016.3	100.0%	$5,562.5	100.0%	$5,838.8	100.0%

	13 Weeks Ended				39 Weeks Ended
	October 29, 2016		October 31, 2015		October 29, 2016		October 31, 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
Gross Profit:
New video game hardware(1)	$37.3	13.1%	$38.6	10.8%	$95.6	11.7%	$109.2	9.7%
New video game software	150.0	24.3%	165.8	24.6%	376.0	24.0%	415.3	23.7%
Pre-owned and value video game products	218.0	46.4%	231.2	46.0%	725.2	46.1%	775.0	47.1%
Video game accessories	49.6	31.8%	50.4	36.5%	152.4	34.8%	151.9	36.7%
Digital	35.0	78.3%	31.5	78.8%	104.7	84.6%	99.7	78.1%
Technology Brands(2)	159.6	73.8%	85.8	61.2%	380.0	68.1%	195.8	55.0%
Collectibles	39.7	36.3%	30.1	37.8%	103.0	36.6%	56.1	39.1%
Other(3)	19.0	30.7%	22.2	26.5%	64.5	31.1%	72.1	26.3%
Total	$708.2	36.1%	$655.6	32.5%	$2,001.4	36.0%	$1,875.1	32.1%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

13 weeks ended October 29, 2016 compared with the 13 weeks ended October 31, 2015

	13 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$1,959.2	$2,016.3	$(57.1)	(2.8)%
Cost of sales	1,251.0	1,360.7	(109.7)	(8.1)
Gross profit	708.2	655.6	52.6	8.0
Selling, general and administrative expenses	567.1	525.5	41.6	7.9
Depreciation and amortization	42.3	39.4	2.9	7.4
Operating earnings	98.8	90.7	8.1	8.9
Interest expense, net	14.8	6.5	8.3	127.7
Earnings before income tax expense	84.0	84.2	(0.2)	(0.2)
Income tax expense	33.2	28.3	4.9	17.3
Net income	$50.8	$55.9	$(5.1)	(9.1)%

	13 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$284.4	$358.1	$(73.7)	(20.6)%
New video game software	616.6	674.5	(57.9)	(8.6)
Pre-owned and value video game products	470.0	502.2	(32.2)	(6.4)
Video game accessories	156.0	138.0	18.0	13.0
Digital	44.7	40.0	4.7	11.8
Technology Brands(2)	216.3	140.1	76.2	54.4
Collectibles	109.4	79.7	29.7	37.3
Other(3)	61.8	83.7	(21.9)	(26.2)
Total	$1,959.2	$2,016.3	$(57.1)	(2.8)%

	13 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$37.3	$38.6	$(1.3)	(3.4)%
New video game software	150.0	165.8	(15.8)	(9.5)
Pre-owned and value video game products	218.0	231.2	(13.2)	(5.7)
Video game accessories	49.6	50.4	(0.8)	(1.6)
Digital	35.0	31.5	3.5	11.1
Technology Brands(2)	159.6	85.8	73.8	86.0
Collectibles	39.7	30.1	9.6	31.9
Other(3)	19.0	22.2	(3.2)	(14.4)
Total	$708.2	$655.6	$52.6	8.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.

(3) Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $57.1 million, or 2.8%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 6.5% compared to the prior year period. The decrease in comparable store sales was primarily the result of a decrease in sales of video game hardware and software. These decreases were partially offset by an increase in sales in Technology Brands, collectibles and video game accessories. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $73.7 million, or 20.6%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily due to a decline in the quantity of hardware units sold combined with a reduction in selling price of certain models as the console cycle matures.

•
New video game software sales decreased $57.9 million, or 8.6%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, due to stronger performance of new title releases in the prior year quarter.

•
Pre-owned and value video game product sales decreased $32.2 million, or 6.4%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily due to the decrease in store traffic as a result of weaker new release titles and hardware unit sales declines in the current year quarter.

•	Other sales decreased $21.9 million, or 26.2%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, due to the decline in sales of interactive game figures.
The decreases described above were partially offset by the following:

•
Technology Brands sales increased $76.2 million, or 54.4%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily due to the acquisition and opening of stores within the Technology Brands segment.

•
Collectibles sales increased $29.7 million, or 37.3%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
Video game accessories sales increased $18.0 million, or 13.0%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily driven by the release of the PlayStation VR in October 2016.

•
Digital sales increased $4.7 million, or 11.8%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily driven by growth in console digital sales and mobile gaming sales through Kongregate.

Cost of Sales
Cost of sales decreased $109.7 million, or 8.1%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, primarily as a result of the decrease in net sales discussed above and the changes in gross profit discussed below.
Gross Profit
Gross profit increased $52.6 million, or 8.0%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015, and gross profit as a percentage of net sales increased to 36.1% in the current quarter compared to 32.5% in the prior year quarter. The increase in gross profit was driven by increases of $73.8 million in Technology Brands primarily related to the growth through acquisitions and new store openings, and $9.6 million in collectibles. These increases were partially offset by decreases in new video game software of $15.8 million and pre-owned and value video game products of $13.2 million.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as sales in our Technology Brands and collectibles categories continue to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales in Technology Brands increased to 73.8% in the 13 weeks ended October 29, 2016 from 61.2% in the 13 weeks ended October 31, 2015, due to the growth in the number of Spring Mobile stores which carry higher margins than the other businesses inside Technology Brands.

•
Gross profit as a percentage of sales on new video game hardware increased to 13.1% in the 13 weeks ended October 29, 2016 from 10.8% in the 13 weeks ended October 31, 2015, due to a higher mix of hardware warranty sales in the current year quarter.

The increase described above was offset by the following:

•
Gross profit as a percentage of sales on video game accessories decreased to 31.8% in the 13 weeks ended October 29, 2016 from 36.5% in the 13 weeks ended October 31, 2015, due to the introduction of the PlayStation VR in the current quarter, which carries a lower gross margin than other accessory products.

•
Gross profit as a percentage of sales on collectibles decreased to 36.3% in the 13 weeks ended October 29, 2016 from 37.8% in the 13 weeks ended October 31, 2015, due to higher fulfillment costs associated with the ThinkGeek.com business.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $41.6 million, or 7.9%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands SG&A increased $52.8 million in the current quarter compared to the prior year quarter, due to an additional 735 Technology Brands stores added since the prior year quarter. The increase was partially offset by lower SG&A in our Video Game Brands segments, mainly driven by decreases in store payroll and corporate overhead costs. SG&A included $5.0 million and $6.8 million of stock-based compensation for the 13 weeks ended October 29, 2016 and October 31, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $2.9 million, or 7.4%, for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Interest Expense, Net
Interest expense, net increased $8.3 million for the 13 weeks ended October 29, 2016 compared to the 13 weeks ended October 31, 2015 due to the issuance of the $475.0 million unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 6, Debt, to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $33.2 million, representing an effective tax rate of 39.5%, for the 13 weeks ended October 29, 2016, compared to $28.3 million, representing an effective tax rate of 33.6%, for the 13 weeks ended October 31, 2015. The increase in our effective tax rate was primarily related to our profitability level, the relative mix of earnings across the jurisdictions within which we operate and adjustments related to the finalization of tax positions. The Company monitors continual developments in global tax rules, regulations and judicial proceedings. As a result of its ongoing assessments, it is possible the Company could recognize previously unrecognized tax attributes in future periods.
Operating Earnings and Net Income
The factors described above led to operating earnings of $98.8 million for the 13 weeks ended October 29, 2016, or an 8.9% increase from operating earnings of $90.7 million for the 13 weeks ended October 31, 2015. Net income was $50.8 million for the 13 weeks ended October 29, 2016, which represented a 9.1% decrease from net income of $55.9 million for the 13 weeks ended October 31, 2015.

39 weeks ended October 29, 2016 compared with the 39 weeks ended October 31, 2015

	39 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Statement of Operations Data:
Net sales	$5,562.5	$5,838.8	$(276.3)	(4.7)%
Cost of sales	3,561.1	3,963.7	(402.6)	(10.2)%
Gross profit	2,001.4	1,875.1	126.3	6.7%
Selling, general and administrative expenses	1,606.3	1,495.6	110.7	7.4%
Depreciation and amortization	124.0	113.2	10.8	9.5%
Operating earnings	271.1	266.3	4.8	1.8%
Interest expense, net	39.2	17.5	21.7	124.0%
Earnings before income tax expense	231.9	248.8	(16.9)	(6.8)%
Income tax expense	87.4	93.8	(6.4)	(6.8)%
Net income	$144.5	$155.0	$(10.5)	(6.8)%

	39 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Net Sales:
New video game hardware(1)	$813.7	$1,122.7	$(309.0)	(27.5)%
New video game software	1,566.0	1,755.3	(189.3)	(10.8)
Pre-owned and value video game products	1,573.5	1,645.4	(71.9)	(4.4)
Video game accessories	438.2	414.3	23.9	5.8
Digital	123.8	127.6	(3.8)	(3.0)
Technology Brands(2)	558.0	356.1	201.9	56.7
Collectibles	281.7	143.5	138.2	96.3
Other(3)	207.6	273.9	(66.3)	(24.2)
Total	$5,562.5	$5,838.8	$(276.3)	(4.7)%

	39 Weeks Ended		Change
	October 29, 2016	October 31, 2015	$	%
	(Dollars in millions)
Gross Profit:
New video game hardware(1)	$95.6	$109.2	$(13.6)	(12.5)%
New video game software	376.0	415.3	(39.3)	(9.5)
Pre-owned and value video game products	725.2	775.0	(49.8)	(6.4)
Video game accessories	152.4	151.9	0.5	0.3
Digital	104.7	99.7	5.0	5.0
Technology Brands(2)	380.0	195.8	184.2	94.1
Collectibles	103.0	56.1	46.9	83.6
Other(3)	64.5	72.1	(7.6)	(10.5)
Total	$2,001.4	$1,875.1	$126.3	6.7%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business.

(3) Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $276.3 million, or 4.7%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 7.6% compared to the prior year period due to a decrease in sales of video game hardware and software. These decreases were partially offset by an increase in sales in Technology Brands, collectibles and video game accessories. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $309.0 million, or 27.5%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily due to a decline in the quantity of hardware units sold combined with a reduction in selling price of certain models as the console cycle matures.

•
New video game software sales decreased $189.3 million, or 10.8%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily due to stronger performance of new title releases in the prior year period.

•
Pre-owned and value video game product sales decreased $71.9 million, or 4.4%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily due to the decrease in store traffic as a result of weaker new release titles and hardware unit sales declines in the current year period.

•	Other sales decreased $66.3 million, or 24.2%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, due to the decline in sales of interactive game figures.
The decreases described above were partially offset by the following:

•
Technology Brands sales increased $201.9 million, or 56.7%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily due to the acquisition and opening of stores within the Technology Brands segment.

•
Collectibles sales increased $138.2 million, or 96.3%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, due to the acquisition of ThinkGeek in July 2015, the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
Video game accessories increased $23.9 million, or 5.8%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily due to the release of the PlayStation VR in October 2016.

Cost of Sales
Cost of sales decreased $402.6 million, or 10.2%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit increased $126.3 million, or 6.7%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015, and gross profit as a percentage of net sales was 36.0% in the current year compared to 32.1% in the prior year period. The increase in gross profit was driven by increases of $184.2 million in Technology Brands primarily related to the growth through acquisitions and new store openings, and $46.9 million in collectibles. These increases were partially offset by decreases in pre-owned and value video game products of $49.8 million, new video game software of $39.3 million, and new video game hardware of $13.6 million.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as our mobile and consumer electronics and collectibles categories continue to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales in Technology Brands increased to 68.1% in the 39 weeks ended October 29, 2016 from 55.0% in the 39 weeks ended October 31, 2015, due to the growth in the number of Spring Mobile stores which carry higher margins than the other businesses inside Technology Brands.

•
Gross profit as a percentage of sales on digital increased to 84.6% in the 39 weeks ended October 29, 2016 from 78.1% in the 39 weeks ended October 31, 2015, primarily due to a change in the mix of sales and the related commissions on the digital products we sold.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on collectibles decreased to 36.6% in the 39 weeks ended October 29, 2016 from 39.1% in the 39 weeks ended October 31, 2015, due to the addition of the ThinkGeek.com business in July 2015 which carries higher fulfillment costs compared to our in-store sales.

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.1% in the 39 weeks ended October 29, 2016 from 47.1% in the 39 weeks ended October 31, 2015, due to a greater mix of sales of current generation products, which carry lower gross margin than previous generation products.

Selling, General and Administrative Expenses
SG&A increased $110.7 million, or 7.4%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands SG&A increased $126.5 million in the current year period compared to the prior year period, as a result of the 735 stores added since the prior year period. The increase was partially offset by costs incurred in the prior year period associated with our July 2015 acquisition of ThinkGeek and lower stock-based compensation expense compared to the prior year period. SG&A included $17.4 million and $24.7 million in stock-based compensation expense for the 39 weeks ended October 29, 2016 and October 31, 2015, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $10.8 million, or 9.5%, for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segments.
Interest Expense, Net
Interest expense, net increased $21.7 million for the 39 weeks ended October 29, 2016 compared to the 39 weeks ended October 31, 2015 due to the $475.0 million issuance of unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 6, Debt, to our unaudited condensed consolidated financial statements.
Income Tax Expense
Income tax expense was $87.4 million, representing an effective tax rate of 37.7%, for the 39 weeks ended October 29, 2016, compared to $93.8 million, representing an effective tax rate of 37.7%, for the 39 weeks ended October 31, 2015. The Company monitors continual developments in global tax rules, regulations and judicial proceedings. As a result of its ongoing assessments, it is possible the Company could recognize previously unrecognized tax attributes in future periods.
Operating Earnings and Net Income
The factors described above led to operating earnings of $271.1 million for the 39 weeks ended October 29, 2016, or a 1.8% increase from operating earnings of $266.3 million for the 39 weeks ended October 31, 2015. Net income was $144.5 million for the 39 weeks ended October 29, 2016, which represented a 6.8% decrease from net income of $155.0 million for the 39 weeks ended October 31, 2015.
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

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended October 29, 2016 compared with the 13 weeks ended October 31, 2015

As of and for the 13 weeks ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,195.2	$86.8	$139.4	$321.5	$216.3	$1,959.2
Operating earnings	$59.1	$3.9	$3.5	$8.8	$23.5	$98.8
Segment operating data:
Store count	3,955	322	457	1,283	1,569	7,586
Comparable store sales(1)	(8.4)%	(11.4)%	0.1%	(0.5)%	n/a	(6.5)%

As of and for the 13 weeks ended October 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,327.3	$98.0	$126.4	$324.5	$140.1	$2,016.3
Operating earnings	$62.6	$6.9	$6.4	$8.3	$6.5	$90.7
Segment operating data:
Store count	4,066	325	434	1,297	834	6,956
Comparable store sales(1)	(1.7)%	3.4%	6.7%	(2.8)%	n/a	(1.1)%
___________________
(1) Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 weeks ended October 29, 2016 compares the 13 weeks for the period ended October 29, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended October 29, 2016 decreased $132.1 million, or 10.0%, compared to the 13 weeks ended October 31, 2015, primarily due to the 8.4% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of video game hardware and software. These decreases were partially offset by an increase in sales of collectibles and the PlayStation VR. Operating earnings for the 13 weeks ended October 29, 2016 decreased $3.5 million compared to the prior year quarter. The decrease in operating earnings was primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories and reductions in SG&A expenses.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended October 29, 2016 decreased $11.2 million, or 11.4%, compared to the 13 weeks ended October 31, 2015, primarily due to the 11.4% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of a decrease in video game hardware and software sales. Operating earnings for the 13 weeks ended October 29, 2016 decreased $3.0 million compared to the prior year quarter, driven primarily by the decrease in net sales.

Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended October 29, 2016 increased $13.0 million, or 10.3%, compared to the 13 weeks ended October 31, 2015. The increase in net sales was primarily driven by the impact of foreign exchange rate fluctuations of $8.2 million, the opening of 21 new Zing branded collectibles stores since the prior year quarter and a slight increase in comparable store sales of 0.1%. Operating earnings for the 13 weeks ended October 29, 2016 decreased $2.9 million due to an increase in costs associated with expanding our collectibles store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 13 weeks ended October 29, 2016 decreased $3.0 million, or 0.9%, compared to the 13 weeks ended October 31, 2015, primarily due to the impact of foreign exchange rate fluctuations of $2.2 million and a comparable store sales decrease of 0.5%. Operating earnings for the 13 weeks ended October 29, 2016 increased $0.5 million compared to the prior year quarter, driven primarily by improved gross margin due to a shift in the mix of sales to higher margin categories.
Technology Brands
Segment results for Technology Brands include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 13 weeks ended October 29, 2016 increased $76.2 million, or 54.4%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 13 weeks ended October 29, 2016 increased $17.0 million compared to the prior year quarter, primarily due to the growth in stores, operational improvements as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year quarter.
39 weeks ended October 29, 2016 compared with the 39 weeks ended October 31, 2015

As of and for the 39 Weeks Ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,586.5	$231.2	$376.6	$810.2	$558.0	$5,562.5
Operating earnings (loss)	$204.7	$8.9	$7.0	$(5.7)	$56.2	$271.1
Segment operating data:
Store count	3,955	322	457	1,283	1,569	7,586
Comparable store sales(1)	(8.9)%	(9.2)%	(1.4)%	(4.0)%	n/a	(7.6)%

As of and for the 39 Weeks Ended October 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$4,007.4	$265.9	$368.9	$840.5	$356.1	$5,838.8
Operating earnings (loss)	$235.0	$12.4	$12.6	$(3.8)	$10.1	$266.3
Segment operating data:
Store count	4,066	325	434	1,297	834	6,956
Comparable store sales(1)	5.8%	7.8%	9.4%	(1.3)%	n/a	5.0%
___________________
(1) Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 39 weeks ended October 29, 2016 compares the 39 weeks for the period ended October 29, 2016 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 39 weeks ended October 29, 2016 decreased $420.9 million, or 10.5%, compared to the 39 weeks ended October 31, 2015, primarily due to the 8.9% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of decreases in video game hardware and software sales. These decreases were partially offset by an increase in sales of collectibles and the PlayStation VR. Operating earnings for the 39 weeks ended October 29, 2016 decreased $30.3 million compared to the prior year period. The decrease in operating earnings was primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories, costs incurred in the prior year period associated with our July 2015 acquisition of ThinkGeek and lower SG&A expenses in Video Game Brands stores and lower stock-based compensation.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 39 weeks ended October 29, 2016 decreased $34.7 million, or 13.1%, compared to the 39 weeks ended October 31, 2015, primarily due to a decrease in comparable store sales of 9.2%, driven by declines in hardware and software. In addition, the impact of foreign exchange rate fluctuations decreased net sales by $7.5 million compared to the prior year period. Operating earnings for the 39 weeks ended October 29, 2016 decreased $3.5 million primarily due to the decrease in net sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 39 weeks ended October 29, 2016 increased $7.7 million, or 2.1%, compared to the 39 weeks ended October 31, 2015. The increase in net sales was primarily due to growth in sales of collectibles, driven by the opening of 21 new Zing branded collectibles stores since the prior year period, partially offset by a decline in comparable store sales of 1.4%. The decline in comparable store sales was primarily the result of decreases in video game hardware and software sales. Operating earnings for the 39 weeks ended October 29, 2016 decreased $5.6 million compared to the prior year period, due to an increase in costs associated with expanding our collectibles store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for the 39 weeks ended October 29, 2016 decreased $30.3 million, or 3.6%, compared to the 39 weeks ended October 31, 2015, primarily due to the 4.0% decrease in comparable store sales. The decrease in comparable store sales was driven primarily by decreases in sales of video game hardware, software, and pre-owned and value video game products, partially offset by an increase in sales of collectibles and the PlayStation VR in the current year period. Operating loss for the 39 weeks ended October 29, 2016 increased by $1.9 million compared to the prior year period due primarily to the decline in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales in the Technology Brands segment for the 39 weeks ended October 29, 2016 increased $201.9 million, or 56.7%, compared to the prior year period, as a result of the continued acquisition activity and growth in store count. Operating earnings for the 39 weeks ended October 29, 2016 increased $46.1 million compared to the prior year period, primarily due to the growth in stores, operational improvements as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year period.
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
As of October 29, 2016, we had total cash on hand of $356.1 million and an additional $391.5 million of available borrowing capacity under our $400 million credit agreement, which we entered into in January 2011 and amended and restated on March 25, 2014 and further amended on September 15, 2014 (the "Revolver"). On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, we utilized remaining proceeds from our 2021 Senior Notes and a portion of the available capacity under the Revolver to fund the acquisition of certain assets of two authorized AT&T retailers comprised of 436 stores; see "— Uses of Capital" for additional information. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing stockholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 39 weeks ended October 29, 2016, cash provided by operations was $131.6 million, compared to $188.1 million during the 39 weeks ended October 31, 2015. The decrease in cash provided by operations of $56.5 million was primarily due to an increase in cash used in operations for working capital purposes, which increased $76.1 million from a use of $104.2 million in the 39 weeks ended October 31, 2015 to a use of $180.3 million in the 39 weeks ended October 29, 2016. The increase in cash used in operations for working capital was due primarily to the timing of tax payments and merchandise inventory payments.
Cash used in investing activities was $541.5 million and $337.7 million during the 39 weeks ended October 29, 2016 and the 39 weeks ended October 31, 2015, respectively. The $203.8 million increase in cash used in investing activities is primarily attributable to acquisition activity in our Technology Brands during the 39 weeks ended October 29, 2016 as compared to the prior year period.
Cash provided by financing activities was $296.8 million during the 39 weeks ended October 29, 2016, compared to cash used in financing activities of $259.3 million during the 39 weeks ended October 31, 2015. The $556.1 million additional cash provided by financing activities in the 39 weeks ended October 29, 2016 as compared to the 39 weeks ended October 31, 2015 was primarily due to the net proceeds of $466.9 million related to the $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 we issued in March 2016 (the "2021 Senior Notes") and by $107.2 million lower share repurchases compared to the prior year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. The 2019 Senior Notes were sold in a private placement and will not be registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2019 Senior Notes at October 29, 2016 was $350.0 million.

2021 Senior Notes. In March 2016, we issued the 2021 Senior Notes which bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. The outstanding principal balance of the 2021 Senior Notes at October 29, 2016 was $475.0 million.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of October 29, 2016, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.

The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended October 29, 2016, we cumulatively borrowed $510.0 million and repaid $510.0 million under the Revolver. Average borrowings under the Revolver for the 39 weeks ended October 29, 2016 were $56.5 million and our average interest rate on those borrowings was 2.4%. As of October 29, 2016, total availability under the Revolver was $391.5 million, with no outstanding borrowings and outstanding standby letters of credit of $8.5 million.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 29, 2016, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.
We are currently in compliance with all covenants under our indentures governing the Senior Notes and our Revolver.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired a net of 533 Technology Brands stores in the 39 weeks ended October 29, 2016.
On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets of two authorized AT&T retailers comprised of 436 stores for $393.2 million in cash, which includes working capital adjustments, and future contingent consideration which we estimate will range from $40.0 million to $50.0 million. The cash portion of the purchase price was funded with remaining proceeds from our 2021 Senior Notes combined with a draw on our Revolver. The contingent consideration will be paid in two installments. The first installment of $20 million is contingent on the relocation of certain stores and is due the latter of August 2017 or when relocations are completed. The second installment, which we expect to range from $20.0 million to $30.0 million, is contingent on sales performance of certain stores and is due in March 2018.
Capital expenditures for fiscal 2016 are projected to be approximately $140 million to $150 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
On February 23, 2016, our Board of Directors authorized an increase in our annual cash dividend from $1.44 to $1.48 per share of Class A Common Stock, which represents an increase of 3%. On March 22, June 21 and September 22, 2016, we made quarterly dividend payments of $0.37 per share of Class A Common Stock to stockholders of record on March 8, June 8 and September 9, 2016, respectively. Additionally, on November 21, 2016, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.37 per share of Class A Common Stock payable on December 13, 2016 to stockholders of record at the close of business on December 1, 2016. Future dividends will be subject to approval by our Board of Directors.
In November 2014, our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $500 million of our Class A Common Stock, of which $245.3 million remained available under the program as of January 30, 2016. During the 39 weeks ended October 29, 2016, we repurchased 1.4 million shares of our Class A Common Stock at an average price of $26.63 for a total of $36.0 million. Subsequent to October 29, 2016 through November 29, 2016, we repurchased 0.8 million shares of our Class A Common Stock at an average price of $22.63 for a total of $17.1 million.
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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Purchases of our equity securities during the fiscal quarter ended October 29, 2016 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions)
July 31 through August 27, 2016	—	$—	—	$245.3
August 28 through October 1, 2016	650,332	$27.68	650,332	$227.3
October 2 through October 29, 2016	701,533	$25.66	701,533	$209.3
Total	1,351,865	$26.63	1,351,865
______________________________________________

(1)
In November 2014, we publicly announced that our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $500 million of our Class A Common Stock. As of October 29, 2016, we had $209.3 million remaining to repurchase shares under the authorized repurchase program which has no expiration date.

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

Date: December 6, 2016

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 6, 2016

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