Form 10-K
period 2017-01-28
GameStop Corp.
filed 2017-03-27
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 30, 2016 was approximately $3.16 billion, based upon the closing market price of $30.95 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 16, 2017: 101,210,856
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2017 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of January 28, 2017, GameStop's retail network and family of brands include 7,535 company-operated stores in the United States, Australia, Canada and Europe.
We are a Delaware corporation which, through a predecessor, began operations as a specialty retailer of video games in November 1996. Our corporate office is located in Grapevine, Texas.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016"). Fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015"). Fiscal year 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014").
Our Reportable Segments
We operate our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, "Segment Information," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Video Game Brands
The Video Game Brands segments include 6,013 stores, 3,944 of which are included in the United States segment. There are 322, 464, and 1,283 stores in the Canadian, Australian and European segments, respectively. The stores in our four Video Game Brands segments operate primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”), and Micromania. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products. Our Video Game Brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell certain mobile and consumer electronics products and collectible products. Through our omnichannel sales process, our customers can buy video game products and other merchandise online, reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. We operate e-commerce sites in eight countries, under the brand names of GameStop, EB Games, Micromania and ThinkGeek, that allow our customers to buy video game products, collectibles and other merchandise online. The network also includes: www.kongregate.com, a leading browser-based game site; Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication; and iOS and Android mobile applications. Within our Video Game Brands segments, we operate 86 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 62 collectibles stores in international markets operating under the Zing Pop Culture brand and 24 stores in the United States operating under the ThinkGeek brand.

Technology Brands
Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile operates 1,403 AT&T branded wireless retail stores and 69 Cricket branded pre-paid wireless stores. The AT&T branded stores sell both pre and post-paid AT&T services, DIRECTV service and wireless products, as well as related accessories and other consumer electronics products. Pre-paid AT&T services, wireless devices and related accessories are sold through the Cricket branded stores. Simply Mac operates 50 Simply Mac© branded stores which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronics products. As an authorized Apple reseller, Simply Mac also offers certified training, warranty and repair services to its customers.
Our Strategy
During the past few years, we have transformed from the world’s largest specialty retailer of physical video game products into a family of retail brands selling many of the world’s most popular technologies and pop-culture products. Our vision is to continue to expand our business as a global family of specialty retail brands. Our mission is to continue to be the world’s largest omnichannel retailer of new and pre-owned and value video game products, to continue to grow sales of digital products, to expand the sales of collectible products through our video game stores and www.thinkgeek.com, to increase the number of our pop culture-themed stores and to strategically grow our Technology Brands segment to further diversify our revenue streams. Our goal is to have 50% or more of our operating earnings for the 52 weeks ending February 1, 2020 (“fiscal 2019”) come from sources other than "physical gaming," which we define as our traditional revenue streams including new video game hardware, new video game software, pre-owned and value video game products, video game accessories, PC entertainment software, interactive game figures, strategy guides and revenue from PowerUp Pro loyalty members receiving Game Informer magazine in print form.
We have a broad-based executive management team with substantial experience in the retail sector in merchandising, marketing, supply chain management, store operations and real estate. Following on the success of extending our core competencies into our mobile business, our strategy is to leverage our management team and core competencies to identify other retail concepts that we can acquire and rapidly expand. We believe our core competencies include the following:

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

Our competencies in real estate and human resource management stem from our experience in rapid growth retail environments.
We have anchored our strategy and growth plans upon the following pillars:

•
Maximize brick and mortar stores. Our strategy regarding our retail stores includes growing our leading market share in video games, utilizing our stores to grow digital sales and applying our retail expertise to our Technology Brands businesses. Our growth strategy depends in part upon opening new stores and operating them profitably. We expect to open approximately 100 new stores in fiscal 2017, including approximately 35 collectibles stores and approximately 65 Technology Brands stores. Our strategy also includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We plan to close approximately 130 Video Game Brands stores worldwide in fiscal 2017 and 55 Technology Brands stores.

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
Our Technology Brands business centers around our long-term partnership with AT&T, under which we sell AT&T products and services in our Spring Mobile managed AT&T and Cricket branded stores and certain AT&T products and services in our Simply Mac stores. We also have an agreement with Apple under which we sell Apple products and services in our Simply Mac stores.

We acquired Spring Mobile in November 2013. Spring Mobile has grown from approximately 90 AT&T branded stores at the end of 2012 to 1,403 stores as of January 28, 2017, through a program with two primary focuses. The first of these is to acquire AT&T retailers. The second is opening what we refer to as “whitespace” stores, or new stores in retail locations identified by either AT&T or Spring Mobile management and agreed to by both parties. AT&T supports the opening of new whitespace stores by its authorized retailers in an effort to increase the size of its retail distribution channel. Both of these represent opportunities for continued growth in the near term for Spring Mobile.
In connection with the continued expansion of our Technology Brands business, Spring Mobile completed acquisitions of several additional AT&T authorized retailers in fiscal 2016, adding over 500 stores.
In July 2015, we acquired ThinkGeek, an online and wholesale retailer and developer that sells pop culture themed collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of ThinkGeek provides an expansion of our global omnichannel platform and enables us to broaden our product offering in the collectibles category, including standalone stores and deepen relationships with our existing customer base.
We continue to seek opportunities to extend core competencies to other products and retail categories in order to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle.

•
Expand our pre-owned business. We believe we are the largest retailer of pre-owned video game products in the world and carry the broadest selection of pre-owned and value video game products for both current and previous generation platforms, giving us a unique advantage in the video game retail industry. The opportunity to trade-in and purchase pre-owned video game products offers our customers a unique value proposition generally unavailable at most mass merchants, toy stores and consumer electronics retailers. We obtain most of our pre-owned video game products from trade-ins made in our stores by our customers. Pre-owned and value video game products generate significantly higher gross margins than new video game products. Our strategy consists of continuing to expand our product assortment to drive sales and gross profit growth, increasing consumer awareness of the benefits of trading in and buying pre-owned video game products through increased marketing activities and the use of both broad and targeted marketing to our loyalty program members. The supply of trade-ins of video game products, and the demand for resale of these products, is affected by overall demand for video game products and the introduction of new software and hardware by our suppliers. We expect the March 2017 launch of the Nintendo Switch and the continued adoption of next-generation consoles and software to drive trade-ins of video game products, thereby expanding our supply of pre-owned video game products.

Our Simply Mac stores also offer customers the opportunity to trade-in and purchase pre-owned Apple products.

•
Own the customer. Sustaining and growing our existing customer base depends on our ability to increase GameStop brand awareness, to drive membership in our loyalty programs, to engage with customers online, through social media and our mobile apps, and to expand our market leadership position by offering a variety of new and pre-owned video game products and continuing to enhance our mobile and digital product and service offerings. We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. Our U.S. loyalty program, called PowerUp RewardsTM ("PowerUp Rewards"), had over 36 million members as of January 28, 2017. Our loyalty programs in our video game stores in the remaining countries had approximately 16 million members as of January 28, 2017. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. Approximately 6 million of the 36 million U.S. loyalty members were paying members. Our e-commerce sites allow our customers to buy games online, reserve or pick up merchandise in our stores, order in-store for home delivery and to learn about the latest video game products and their availability in our stores. Together, our loyalty programs, websites, mobile applications, magazine and other properties are a part of our omnichannel retail strategy designed to enhance our relationships with our customers, making it easier for our customers to transact with us and increase loyalty.

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

•
Expand our digital growth strategy. Growth in the video game industry in recent years has been fueled by the proliferation of online game play, the sale of video games delivered in digital form and the expansion of other forms of digital gaming. The recent generations of video game consoles contain the technology to digitally download video game software content and a growing percentage of new games are being sold digitally (which the video game industry refers to as "full-game downloads"). Additionally, a growing market exists for the sale of digitally downloadable add-on content for physical games, which the video game industry refers to as “DLC.” The digital game market also consists of both immersive and casual games delivered over the internet to computers, tablets, smart phones and other devices. We sell a variety of digitally downloadable content in our video game stores and on our websites, including DLC, full-game downloads, network points cards, prepaid digital and prepaid subscription cards. We believe we are the only significant brick-and-mortar retail seller of DLC and that we are frequently the leading seller of DLC for most major game titles.

•
Maintain a disciplined capital allocation. Our objective in recent years has been to return a significant portion of our free cash flow to our shareholders through share repurchases and dividends unless more strategic opportunities arise that we believe would create more meaningful shareholder returns. In fiscal 2016, we paid dividends of $1.48 per share of Class A Common Stock, totaling $155.5 million for the year. Additionally, on February 28, 2017, our Board of Directors authorized an increase in our annual cash dividend to $1.52 per share of Class A Common Stock, with the first quarterly dividend of fiscal 2017 of $0.38 per share of Class A Common Stock, payable on March 28, 2017 to stockholders of record on March 14, 2017. In fiscal 2016, we repurchased 3.0 million shares of our Class A Common Stock at an average price per share of $24.94 for a total of $75.1 million.

In order to create more meaningful shareholder returns, as we evaluate investments in strategic opportunities, we target internal rates of return (“IRR”) in excess of 20% for whitespace store expansion and acquisitions. The total consideration of the completed acquisitions of additional AT&T authorized retailers in fiscal 2016 was $483.5 million net of cash acquired, which includes $43.2 million estimated contingent consideration.
Market Size
Video Game Products. Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD") and International Development Group ("IDG"), we estimate that the market for new physical video game products was approximately $17 billion in 2016 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by various market research firms, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was between $13 billion and $22 billion in 2016.
Mobile and Consumer Electronics. The mobile and consumer electronics market, as we refer to it, consists primarily of wireless services, new and pre-owned mobile devices, such as smart phones and tablets, consumer electronics such as Apple products and services, non-gaming headsets and accessories. The market for wireless devices and services is estimated by CTIA — The Wireless Association® to exceed $190 billion. We expect that the market for AT&T services and products and the wireless market in general will continue to grow as more and more devices connect to the internet through wireless networks and as AT&T continues to broaden its offerings of content and services, such as DIRECTV.
Merchandise
We categorize our sale of products and services as follows:

•
New Video Game Hardware.  We offer the video game platforms of all major manufacturers, including the Sony PlayStation 4, Microsoft Xbox One and the Nintendo Switch, Wii U, and DS line. We also offer extended service agreements on video game hardware and software. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature. We are in a console cycle which began with the Nintendo Wii U launch in November 2012 and the launches of the PlayStation 4 and Xbox One in November 2013. In March 2017, Nintendo introduced the Switch. We believe that selling video game hardware increases store traffic and promotes customer loyalty, leading to increased sales of video game software and accessories, which have higher gross margins than video game hardware.

•
New Video Game Software.  We purchase new video game software for current and certain prior generation consoles from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision. We are one of the largest customers of video game titles sold by these publishers. We generally carry approximately 570 SKUs of new video game software at any given time across a variety of genres, including sports, action, strategy, adventure/role playing and simulation.

•
Pre-owned and Value Video Game Products.  We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We believe this process drives our higher market share, particularly at launch. We resell these pre-owned video game products and have the largest selection (approximately 3,000 SKUs) of pre-owned video game titles which have an average price of $24 as compared to an average price of $46 for new video game titles and which generate significantly higher gross margins than new video game products. Our highly-customized inventory management system allows us to actively manage the pricing and product availability of our pre-owned video game products across our store base and to reallocate our inventory as necessary. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the U.S., Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

•
Video Game Accessories. Video game accessories consist primarily of controllers, gaming headsets, virtual reality products, memory cards and other add-ons for use with video game hardware and software.

•
Digital.  The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming websites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as full-game downloads and DLC, for existing console video games. We sell a wide variety of digital currency and we have developed technology to sell

DLC and full-game downloads in our stores and on our U.S. website. We believe we are the worldwide leading retailer of digital currency and DLC for Xbox Live and the PlayStation Network.

•
Technology Brands.  Technology Brands consist primarily of wireless products, services and accessories and consumer electronics offered in our Technology Brands segment through Spring Mobile managed AT&T and Cricket branded stores and Simply Mac stores. This product category also includes Apple and other consumer electronics products.

•
Collectibles. Collectibles consist of licensed merchandise, primarily related to the video game, television and movie industries and pop culture themes which are sold through our video game stores, ThinkGeek stores, Zing Pop Culture stores and www.thinkgeek.com.

•
Other Products.  Other products primarily consist of PC entertainment software, gaming-related print media, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form. We offer PC entertainment software from many of the largest PC publishers, including Electronic Arts, Take Two and Activision across a variety of genres, including sports, action, strategy, adventure/role playing and simulation. We also carry strategy guides, magazines and interactive game figures, such as Amiibos from Nintendo and Skylanders from Activision.

The products in our Video Games Brands segments are substantially the same regardless of geographic location, with the primary differences in merchandise being the timing of release of new products in the various geographies and language translations. Our in-store video game product inventory generally consists of a constantly changing selection averaging over 5,700 SKUs. We have buying groups in each of our segments that negotiate terms, discounts and cooperative advertising allowances for the stores in their respective geographic areas. We use customer requests and feedback, pre-orders, industry magazines and product reviews to determine which new releases are expected to be hits. Pre-orders are tracked at individual stores to distribute titles and capture demand effectively. This merchandise management is essential because a significant portion of a game’s sales are usually generated in the first days and weeks following its release.
Store Operations
We design our video game stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout, with an average size of 1,500 square feet. Our video game stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.
Our Technology Brands stores vary in size, with an average size of approximately 1,900 square feet. Our Spring Mobile managed AT&T and Cricket branded stores carry wireless products and accessories, and our Simply Mac stores carry Apple and other consumer electronics.
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

Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the U.S. Video Game Brands and Technology Brands segments as of January 28, 2017:

	U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands
Alabama	61	6	Kentucky	71	24	Ohio	170	3
Alaska	7	6	Louisiana	66	6	Oklahoma	48	28
Arizona	76	31	Maine	11	1	Oregon	34	38
Arkansas	31	27	Maryland	91	10	Pennsylvania	189	37
California	397	224	Massachusetts	83	34	Rhode Island	13	1
Colorado	59	31	Michigan	104	3	South Carolina	70	31
Connecticut	48	30	Minnesota	47	37	South Dakota	11	—
Delaware	15	13	Mississippi	44	14	Tennessee	95	30
District of Columbia	—	2	Missouri	69	46	Texas	366	149
Florida	256	79	Montana	10	9	Utah	27	36
Georgia	129	64	Nebraska	21	4	Vermont	5	—
Guam	2	—	Nevada	39	13	Virginia	126	43
Hawaii	19	—	New Hampshire	25	7	Washington	75	60
Idaho	16	9	New Jersey	120	30	West Virginia	29	—
Illinois	154	89	New Mexico	25	7	Wisconsin	60	35
Indiana	89	42	New York	230	64	Wyoming	8	9
Iowa	31	11	North Carolina	132	32
Kansas	31	17	North Dakota	9	—

Total Domestic Stores							3,944	1,522
International Locations.  The table below sets forth the number and locations of our international stores included in the Video Game Brands segments in Canada, Europe and Australia as of January 28, 2017:

Number of Stores
Canada	322
Total Stores - Canada Video Game Brands	322

Australia	423
New Zealand	41
Total Stores - Australia Video Game Brands	464

Austria	29
Denmark	34
Finland	18
France	432
Germany	217
Ireland	51
Italy	386
Norway	35
Sweden	62
Switzerland	19
Total Stores - Europe Video Game Brands	1,283
Total International Stores	2,069
Total Stores	7,535

Game Informer
We publish Game Informer, the world’s largest print and digital video game publication and website featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our domestic and international stores. Game Informer magazine is the fourth largest consumer publication in the U.S. and for its December 2016 issue, the magazine had approximately 6.0 million paid subscribers, including approximately 2.3 million paid digital magazine subscribers. The digital version of the magazine is the largest subscription digital magazine in the United States. Game Informer is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer are included in the United States segment as this represents where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.
Omnichannel
We operate e-commerce sites in eight countries, under the brand names of GameStop, EB Games, Micromania and ThinkGeek, that allow our customers to buy video game products, collectibles and other merchandise online. Customers can reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. The sites also offer customers information and content about available games, release dates for upcoming games, and access to store information, such as location and product availability. E-commerce results are included in the geographic segment where the sales originate. Additionally, with the GameStop mobile app, smart phone users can browse our extensive product selection and experience an enhanced PowerUp Rewards dashboard. We estimate that the GameStop mobile app has been installed over 8 million times.
Kongregate
We operate Kongregate, which is a leading web and mobile gaming platform that has attracted over 5.2 billion web gameplays and over 2.5 billion mobile gameplays since its launch. Kongregate is also a publisher of mobile games and has several titles available in both the Apple and Google app stores, which have received over 110 million mobile installs. Over 34,000 developers have uploaded more than 112,000 games to www.kongregate.com. The majority of Kongregate’s revenues come from its mobile apps and in-game transactions utilizing a proprietary virtual currency called Kreds. Kongregate’s mobile publishing division has several titles available in both the Apple and Google app stores.
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
In the last several years, as part of our brand-building efforts and targeted growth strategies, we expanded our advertising and promotional activities in certain targeted markets at key times of the year. In addition, we expanded our use of television and radio advertising in certain markets to promote brand awareness, our pre-owned business and store openings. We expect our investment in advertising to increase in certain areas to support our targeted growth strategies.
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

We distribute products to our U.S. stores and on-line customers through a 353,000 square foot distribution center in Grapevine, Texas and a 631,000 square foot distribution center in Shepherdsville, Kentucky. The technology used in the distribution centers allows for high-volume receiving and distributions to stores.
We distribute merchandise to our Canadian segment from two distribution centers in Brampton, Ontario. We have a distribution center near Brisbane, Australia which supports our Australian operations and a small distribution facility in New Zealand which supports the stores in New Zealand. European segment operations are supported by four regionally-located distribution centers in Milan, Italy; Memmingen, Germany; Dublin, Ireland; and Paris, France.
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
Vendors
We purchase substantially all of our new products worldwide from approximately 90 manufacturers, software publishers and several distributors. Purchases from the top ten vendors in our Video Game Brands segments accounted for approximately 78% of our new product purchases in fiscal 2016. Sony, Microsoft, Nintendo, Electronic Arts and Activision accounted for 24%, 14%, 10%, 7% and 6%, respectively, of our new product purchases in our Video Game Brands segments during fiscal 2016. We have established price protections with our primary video game product vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with video game trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We purchase substantially all of our products in our Technology Brands segment through our agreements with AT&T and Apple. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.

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
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2016 and 2015, we generated approximately 35% and 38%, respectively, of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “ThinkGeek,” “Spring Mobile,” “Simply Mac,” “Kongregate,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the U.S. Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 23,000 full-time salaried and hourly employees and between 30,000 and 45,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take in software (CDs), gaming consoles and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2016 alone, through our U.S. refurbishment center, the company refurbished over 8 million pieces of software (CDs) and over 3.9 million consumer electronic devices, and recycled almost 3 million pounds of e-waste. In addition, we continuously measure, and look for cost-effective ways to reduce, our carbon emissions and have seen both our total emissions and emissions by store decrease over the past five years.

See the Social Responsibility section of our corporate website (www.gamestopcorp.com) for further information on our sustainability efforts. We are not incorporating by reference into this Annual Report on Form 10-K information or materials contained on our website or that can be accessed through our website.

Available Information
We make available on our corporate website (www.gamestopcorp.com), under “Investor Relations — SEC Filings,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file, with, or furnish to, the SEC.

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
Risks Related to Our Business
Economic conditions in the U.S. and in certain international markets could adversely affect demand for the products we sell.
Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. Consumer spending may be affected by many economic factors outside of the Company's control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, and civil disturbances. These and other economic factors could adversely affect demand for our products, which may negatively impact our business, results of operations and financial condition.
The video game industry has historically been cyclical and is affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or our pre-owned business.
The video game industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. In addition, the features of new consoles or changes to the existing generations of consoles, including any future restrictions or conditions or the ability to play prior generation video games on such consoles, may adversely affect our pre-owned business.
The current generation console cycle began when Sony and Microsoft launched the PlayStation 4 and Xbox One in November 2013. Nintendo introduced the Switch in March 2017. If the current video game platforms do not continue to be successful, our sales of video game products could decline. The introduction of next-generation consoles could negatively impact the demand for existing products or our pre-owned business, which could have a negative impact on results of operations and financial condition.
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
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of mediums, including mobile phones, tablets, social networking websites and other devices. The popularity of browser, mobile and social gaming has increased greatly and this popularity is expected to continue to grow. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell. Our business and results of operations may be negatively impacted if we are unable to respond to this growth in popularity of browser, mobile and social gaming and transition our business to take advantage of these new forms of gaming. We have been and are currently pursuing various strategies to integrate these new forms of gaming into our business model, but we can provide no assurances that these strategies will be successful or profitable.
In order to continue to compete effectively in the video game industry, we need to respond quickly to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes and changes in consumer preferences. Our business and results of operations may be negatively impacted if we fail to keep pace with these changes.
Technological advances in the delivery and types of video games and PC entertainment software, as well as changes in consumer behavior related to these new technologies, could lower our sales.
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales, despite possible constraints caused by bandwidth capacity and video game file sizes. If consumers' preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
Our ability to obtain favorable terms from our suppliers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors in our Video Game Brands segments are Sony, Microsoft, Nintendo, Electronic Arts and Activision, which accounted for 24%, 14%, 10%, 7% and 6%, respectively, of our new product purchases in fiscal 2016. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.
If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.
The manufacturers of video game hardware and software have typically provided retailers with significant marketing and merchandising support for their products. Additionally, AT&T and Apple provide our Technology Brands stores with similar support. As part of this support, we receive cooperative advertising and market development payments from these vendors which enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our websites. We cannot assure you that vendors will continue to provide this support at historical levels. If they fail to do so, our business and results of operations may be negatively impacted.
The continued growth of our Technology Brands segment is dependent in large part on our relationship with AT&T and any material adverse change to this relationship would affect our results.
We continue to grow our Technology Brands segment as a way to diversify our business in order to continue to drive growth and to help mitigate the financial impact from the cyclical nature of the video game console business. Gross margins in our Technology Brands segment are higher than in our Video Game Brands segments and as a result, a growing portion of our profits is due to the growth of our Technology Brands segment. Our Technology Brands segment is primarily conducted through Spring Mobile, an AT&T authorized retailer currently operating 1,403 AT&T branded stores selling post-paid wireless services and products, and 69 Cricket branded stores selling pre-paid wireless services and products. Therefore, we depend in large part on our relationship with AT&T for the continued growth of our Technology Brands segment. In particular, we depend on AT&T for constant innovation and the timely delivery of products and services to our stores. Any material adverse change in our relationship with AT&T, including termination of the relationship (which is permissible upon a short notice period), the lack of innovation or failure to timely supply products or competitive service plans, or changes in the manner in which AT&T compensates its authorized retailers, could materially adversely impact the continued growth of our Technology Brands segment and our financial condition and results of operations.
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
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. Our Technology Brands stores compete with a wide variety of other wireless carriers and retailers and consumer electronics retailers, including AT&T, which competes with our Spring Mobile managed AT&T and Cricket branded stores. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
We depend upon our key personnel and they would be difficult to replace.
Our success depends upon our ability to attract, motivate and retain a highly trained and engaged workforce, including key management for our stores and skilled merchandising, marketing, financial and administrative personnel. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Additionally, we depend upon the continued services of our key executive officers, including our Executive Chairman, Chief Executive Officer, Chief Operating Officer and Executive Vice Presidents. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key employees in the future may have a negative impact on our business and results of operations.
Damage to our reputation could adversely affect our business and our relationships with our customers.
Our continued success depends upon customers' perception of our Company. Any negative publicity relating to our vendors, products, practices or our Company could damage our reputation. The increased use of social media platforms allows for the rapid disbursement of information, including negative feedback or other commentary, which could negatively impact our reputation and result in declines in customer loyalty and adversely affect our results of operations.
International events could delay or prevent the delivery of products to our suppliers.
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters or the imposition of import restrictions or trade restrictions in the form of tariffs or quotas, could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations.

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
Our operations in Europe are also subject to risks associated with the current economic conditions and uncertainties in the European Union (“EU”). In June 2016, voters in the United Kingdom approved the exit of that country from the EU (“Brexit”), and the British government has indicated that it intends to negotiate a withdrawal of the U.K. from the EU. The Brexit vote has created significant economic uncertainty in Europe. In addition, European and global economic conditions have been negatively impacted by the inability of certain EU member states to service their sovereign debt obligations. There continues to be uncertainty over the possibility that other EU member states may experience similar financial troubles, the ultimate outcome of the EU governments’ financial support programs, the possible breakup or restructuring of the EU and the possible elimination or restructuring of the EU monetary system. These continued uncertainties could further disrupt European and global economic conditions. Unfavorable economic conditions could negatively impact consumer demand for our products. These factors could negatively impact our business, results of operations and financial condition.
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
Changes to tariff and import/export regulations may negatively impact our future financial condition and results of operations.
The United States and other countries have occasionally proposed and enacted protectionist trade policies that could increase the cost or reduce the availability of certain merchandise. In particular, the current U.S. administration has made comments supporting potential changes to import/export tariffs and international trade agreements and there is political discussion regarding the implementation of a “border adjustment tax.” Any of these measures, if implemented, could have an adverse impact on our business because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries.
Unfavorable changes in our global tax rate could have a negative impact on our business, results of operations and cash flows.
As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our business and to estimates of the amount of income to be derived in any given jurisdiction. A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material adverse impact on our business and results of our operations.
Restrictions on our ability to take trade-ins of and sell pre-owned video game products or pre-owned mobile devices could negatively affect our financial condition and results of operations.
Our financial results depend on our ability to take trade-ins of, and sell, pre-owned video game products and pre-owned mobile devices within our stores. Actions by manufacturers or publishers of video game products or mobile devices, wireless carriers or governmental authorities to prohibit or limit our ability to take trade-ins or sell pre-owned video game products or mobile devices, or to limit the ability of consumers to play pre-owned video games or use pre-owned mobile devices, could have a negative impact on our results of operations.

Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and our financial results may be adversely affected as a result.
Many popular video games contain material with graphic violence. These games receive an “M” or “T” rating from the Entertainment Software Ratings Board. As actual violent events occur and are publicized, or for other reasons, public acceptance of graphic violence in video games may decline. Consumer advocacy groups may increase their efforts to oppose sales of graphically-violent video games and may seek legislation prohibiting their sales. As a result, our sales of those games may decrease, which could negatively impact our results of operations.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2016, we generated approximately 35% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
Our results of operations may fluctuate from quarter to quarter.
Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:

•	the timing and allocations of new product releases including new console launches;

•	the timing of new store openings or closings;

•	shifts in the timing or content of certain promotions or service offerings;

•	the effect of changes in tax rates in the jurisdictions in which we operate;

•	acquisition costs and the integration of companies we acquire or invest in;

•	the mix of earnings in the countries in which we operate;

•	the costs associated with the exit of unprofitable markets, businesses or stores; and

•	changes in foreign currency exchange rates.
These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.
Failure to effectively manage our new store openings could lower our sales and profitability.
Our growth strategy depends in part upon opening new stores and operating them profitably. We opened 73 Video Game Brands stores (including 52 collectibles stores) and opened or acquired 583 Technology Brands stores in fiscal 2016. We expect to open approximately 100 new stores in fiscal 2017, including approximately 35 collectibles stores and approximately 65 Technology Brands stores. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring sales to other nearby GameStop locations. We closed 141 Video Game Brands stores worldwide in fiscal 2016 and plan to close approximately 130 Video Game Brands stores worldwide in fiscal 2017. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our results of operations could be negatively impacted.

If we are unable to renew or enter into new leases on favorable terms, our revenue may be adversely affected.
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
We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution centers, as well as to communicate distribution information to the off-site, third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. If our inventory or management information systems fail to adequately perform these functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted for a prolonged period of time or if these centers were unable to accommodate the continued store growth in a particular region, our business and results of operations may be negatively impacted.
Data breaches involving customer or employee data stored by us could adversely affect our reputation and revenues.
We store confidential information with respect to our customers and employees. A compromise of our data security systems or those of businesses with which we interact could result in information related to our customers or employees being obtained by unauthorized persons. Any such breach of our systems could lead to fraudulent activity resulting in claims and lawsuits against us or other operational problems or interruptions in connection with such breaches. Consequently, despite our efforts, our security measures have been breached in the past and may be breached in the future due to cyber-attack, team member error, malfeasance, fraudulent inducement or other acts; and unauthorized parties have in the past obtained, and may in the future obtain, access to our data or our customers’ data. While costs associated with past security breaches have not been significant, any breach or unauthorized access in the future could result in significant legal and financial exposure and damage to our reputation that could potentially have an adverse effect on our business. While we also seek to obtain assurances that others with whom we interact will protect confidential information, there is a risk the confidentiality of data held or accessed by others may be compromised. If a compromise of our data security or function of our computer systems or website were to occur, it could have a material adverse effect on our operating results and financial condition and, possibly, subject us to additional legal, regulatory and operating costs and damage our reputation in the marketplace.
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
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings, including matters involving wage and hour employee class actions, stockholder and consumer class actions, tax audits and unclaimed property audits by states. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Certain of these legal proceedings, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations or liquidity.

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
We may record future goodwill impairment charges or other asset impairment charges which could negatively impact our results of operations.
In recent periods, we have recorded non-cash charges relating to the impairment of tangible and intangible assets that had an adverse effect on our consolidated statements of operations and consolidated balance sheets. Because we have grown in part through acquisitions, goodwill and other acquired intangible assets represent a substantial portion of our assets. We also have long-lived assets consisting of property and equipment and other identifiable intangible assets which we review both on an annual basis as well as when events or circumstances indicate that the carrying amount of an asset may not be recoverable. If a determination is made that a significant impairment in value of goodwill, other intangible assets or long-lived assets has occurred, such determination could require us to impair a substantial portion of our assets. Asset impairments could have a material adverse impact on our results of operations.
Risks Relating to Indebtedness
Because of our floating rate credit facility, we may be adversely affected by interest rate changes.
Our financial position may be affected by fluctuations in interest rates, as our senior credit facility is subject to floating interest rates.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we were to borrow against our senior credit facility, a significant increase in interest rates could have a negative impact on our results of operations and financial condition.

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
We cannot assure that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities and may affect our ability to grow in accordance with our strategy. A breach of the covenants or restrictions under the indentures for the Senior Notes, or under our senior credit facility, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applied. In addition, an event of default under our senior credit facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our senior credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. See Note 9, "Debt," to our consolidated financial statements for a description of our Senior Notes and senior credit facility.
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
Our senior credit facility and the indentures governing the Senior Notes restrict our ability to dispose of assets and use the proceeds from those sales and raise debt or equity to meet any debt service obligations then due. Our ability to refinance would also depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, including the Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an negative impact on our business, results of operations and financial condition.
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
All of our stores are leased. Store leases typically provide for an initial lease term of five to ten years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability.
The terms of the store leases for the 7,535 leased stores open as of January 28, 2017 expire as follows:

Lease Terms to Expire During (12 Months Ending on or About January 28)	Number of Stores
2018	1,730
2019	1,741
2020	1,658
2021	1,206
2022 and later	1,200
Total	7,535
As of January 28, 2017, we owned eight and leased 13 office and distribution facilities, totaling approximately 2.2 million square feet. The lease expiration dates for the leased facilities range from 2017 to 2024, with an average remaining lease life of approximately five years. Our principal facilities are as follows:

Location	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	519,000	Owned	Distribution and administration
Grapevine, Texas, USA	182,000	Owned	Manufacturing and distribution
Shepherdsville, Kentucky, USA	631,000	Leased	Distribution
Brampton, Ontario, Canada	119,000	Owned	Distribution and administration
Eagle Farm, Queensland, Australia	185,000	Owned	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
Additional information regarding our properties can be found in Item 1, “Business—Store Operations” and Item 1, “Business—Site Selection and Locations” in this Form 10-K.

ITEM 3.	LEGAL PROCEEDINGS
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder and consumer class actions, tax audits and unclaimed property audits by states. We may enter into discussions regarding settlement of these and other types of legal proceedings, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
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

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape and the dividends declared during those periods:

	Class A Common Stock Sales Prices				Dividends Declared
	Fiscal 2016		Fiscal 2015		Fiscal Year
	High	Low	High	Low	2016	2015
Fourth Quarter	$26.85	$20.10	$47.48	$24.33	$0.37	$0.36
Third Quarter	$32.67	$23.69	$47.83	$38.66	0.37	0.36
Second Quarter	$32.86	$25.18	$47.76	$38.47	0.37	0.36
First Quarter	$33.72	$24.75	$42.67	$34.52	0.37	0.36
					$1.48	$1.44
On February 28, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.
Approximate Number of Holders of Common Equity
As of March 16, 2017, there were approximately 1,429 record holders of our Class A Common Stock.
Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of the fiscal year ended January 28, 2017 were as follows:

Fiscal Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions)
October 30, 2016 through November 26, 2016	755,396	$22.63	755,396	$192.2
November 27, 2016 through December 31, 2016	—	$—	—	$192.2
January 1, 2017 through January 28, 2017	903,565	$24.35	903,565	$170.2
Total	1,658,961		1,658,961
_______________________

(1)	In November 2014, the Board of Directors authorized $500 million to be used for share repurchases, which has no expiration date.

Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 27, 2012 through January 28, 2017 (the last trading date of fiscal 2016) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 27, 2012 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$250
$200
$150
$100
$50
$0
1/27/2012
2/1/2013
1/31/2014
1/30/2015
1/29/2016
1/27/2017
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	1/27/2012	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017
GME	$100.00	$105.35	$154.34	$160.54	$123.76	$121.01
S&P 500 Index	100.00	114.95	135.42	151.56	147.40	174.32
Dow Jones Specialty Retailers Index	100.00	106.25	135.79	169.10	173.28	199.98
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 2, 2013 ("fiscal 2012") consisted of 53 weeks. The fiscal years ended January 28, 2017 ("fiscal 2016"), January 30, 2016 ("fiscal 2015"), January 31, 2015 ("fiscal 2014") and February 1, 2014 ("fiscal 2013") consisted of 52 weeks. The “Statement of Operations Data” for the fiscal years ended January 28, 2017, January 30, 2016 and January 31, 2015 and the “Balance Sheet Data” as of January 28, 2017 and January 30, 2016 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal years ended February 1, 2014 and February 2, 2013 and the “Balance Sheet Data” as of January 31, 2015, February 1, 2014 and February 2, 2013 are derived from our consolidated financial statements, available at sec.gov, which are not included elsewhere in this Annual Report on Form 10-K.
The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Fiscal Year
	2016	2015	2014	2013	2012
	(In millions, except statistical and per share data)
Statement of Operations Data:
Net sales	$8,607.9	$9,363.8	$9,296.0	$9,039.5	$8,886.7
Cost of sales	5,598.6	6,445.5	6,520.1	6,378.4	6,235.2
Gross profit	3,009.3	2,918.3	2,775.9	2,661.1	2,651.5
Selling, general and administrative expenses	2,252.6	2,108.9	2,001.0	1,892.4	1,835.9
Depreciation and amortization	165.2	156.6	154.4	166.5	176.5
Goodwill impairments(1)	—	—	—	10.2	627.0
Asset impairments(2)	33.8	4.6	2.2	18.5	53.7
Operating earnings (loss)	557.7	648.2	618.3	573.5	(41.6)
Interest expense, net	53.0	23.0	10.0	4.7	3.3
Earnings (loss) before income tax expense	504.7	625.2	608.3	568.8	(44.9)
Income tax expense	151.5	222.4	215.2	214.6	224.9
Net income (loss)	$353.2	$402.8	$393.1	$354.2	$(269.8)
Per Share Data:
Earnings (loss) per share — Basic	$3.42	$3.80	$3.50	$3.02	$(2.13)
Earnings (loss) per share — Diluted	$3.40	$3.78	$3.47	$2.99	$(2.13)
Dividends per common share	$1.48	$1.44	$1.32	$1.10	$0.80
Weighted-average common shares outstanding:
Basic	103.4	106.0	112.2	117.2	126.4
Diluted	103.8	106.7	113.2	118.4	126.4
Store Operating Data:
Comparable store sales (decrease) increase(3)	(11.0)%	4.3%	3.4%	3.8%	(8.0)%
Inventory turnover	4.5	5.2	5.7	5.3	5.0
Number of Stores by Segment at Fiscal Year End:
United States	3,944	4,013	4,138	4,249	4,425
Canada	322	325	331	335	336
Australia	464	444	421	418	416
Europe	1,283	1,299	1,316	1,455	1,425
Technology Brands	1,522	1,036	484	218	—
Total	7,535	7,117	6,690	6,675	6,602
Balance Sheet Data at Fiscal Year End:
Working capital(4)	$379.2	$143.1	$421.5	$223.6	$295.6
Total assets(4)	4,975.9	4,330.3	4,240.4	4,091.4	3,872.2
Total debt, net(4)(5)	815.0	345.4	349.8	4.0	—
Total liabilities(4)	2,721.8	2,249.3	2,172.7	1,840.0	1,585.9
Total equity	2,254.1	2,081.0	2,067.7	2,251.4	2,286.3

___________________

(1)
Results for fiscal 2013 include a goodwill impairment charge of $10.2 million related to our decision to abandon our investment in Spawn Labs. Results for fiscal 2012 include charges related to goodwill impairments of $627.0 million resulting from our interim goodwill impairment tests performed during the third quarter of fiscal 2012.

(2)
Results for fiscal 2016 include impairment charges of $33.8 million, comprised of a $7.4 million impairment to our Micromania trade name, a $7.0 million impairment to our Simply Mac dealer agreements and $19.4 million of property and equipment impairments. Results for fiscal 2015 include impairment charges of $4.6 million, comprised of $4.4 million of property and equipment impairments and $0.2 million of intangible asset impairments. Results for fiscal 2014 include impairment charges of $2.2 million, comprised of $1.9 million of property and equipment impairments and $0.3 million of intangible asset impairments. Results for fiscal 2013 include impairments of $18.5 million, of which $7.4 million and $2.1 million were related to certain technology assets and other intangible assets, respectively, as a result of our decision to abandon our investment in Spawn Labs and the remaining $9.0 million was related to property and equipment impairments resulting from our evaluation of store property, equipment and other assets. Results for fiscal 2012 include charges related to asset impairments of $53.7 million, of which $44.9 million relates to the impairment of the Micromania trade name and $8.8 million relates to other impairment charges from the evaluations of store property, equipment and other assets.

(3)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for fiscal year 2016 compares the 52 weeks for the period ended January 28, 2017 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

(4)
In the first quarter of 2016, we adopted Accounting Standard Update 2015-03, Simplifying the Presentation of Debt Issuance Costs, that requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. As a result, we have recast the fiscal 2015 and 2014 consolidated balance sheet to conform to the current period presentation. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," for additional information.

(5)
In March 2016, we issued $475 million aggregate principal of 6.75% unsecured senior notes due in March 2021. In September 2014, we issued $350.0 million aggregate principal of 5.50% unsecured senior notes due in October 2019. See Note 9, "Debt," to our consolidated financial statements for additional information.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the factors disclosed under Part I, Item 1A, “Risk Factors.”
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands. Through our 6,013 video game brand stores and e-commerce sites in eight countries, we are the world's largest omnichannel retailer of video game products. We also offer wireless products and services and consumer technology products through our 1,403 AT&T authorized retailer stores, 69 Cricket pre-paid wireless stores and 50 Simply Mac stores, a certified reseller of Apple consumer electronic products. In addition, we are a leading retailer of collectible pop-culture themed products.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores and Cricket branded pre-paid wireless stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016"). Fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015"). Fiscal year 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014").
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles (the Sony PlayStation 4 and the Microsoft Xbox One) was introduced in 2013. In August and November 2016, Microsoft and Sony released refreshes to the current generation of consoles. Additionally, Sony introduced its virtual reality hardware, PlayStation VR, in October 2016 and Nintendo introduced its new console, Nintendo Switch, in March 2017.
We expect that future growth in the video game industry will also be driven by the sale of video games delivered in digital form and the expansion of other forms of gaming. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full-game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and regularly evaluate potential acquisition opportunities, some of which could be material. From fiscal 2013 through fiscal 2016, we have grown our store count of AT&T authorized retailers by 1,239 stores, primarily through acquisitions. In 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we acquired ThinkGeek in 2015, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
In our discussion of the results of operations, we refer to comparable store sales which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for fiscal year 2016 compares the 52 weeks for the period ended January 28, 2017 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

STORE COUNT INFORMATION
The following table presents the number of stores and the number of stores opened, acquired and closed during fiscal 2016:

	January 30, 2016	Opened/Acquired	Closed	January 28, 2017
Video Game Stores	6,046	21	(140)	5,927
Collectibles Stores	35	52	(1)	86
Total Video Game Brands	6,081	73	(141)	6,013

Spring Mobile	890	575	(62)	1,403
Cricket	70	8	(9)	69
Simply Mac	76	—	(26)	50
Total Technology Brands	1,036	583	(97)	1,522

Total Stores	7,117	656	(238)	7,535
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$8,607.9	100.0%	$9,363.8	100.0%	$9,296.0	100.0%
Cost of sales	5,598.6	65.0	6,445.5	68.8	6,520.1	70.1
Gross profit	3,009.3	35.0	2,918.3	31.2	2,775.9	29.9
Selling, general and administrative expenses	2,252.6	26.2	2,108.9	22.6	2,001.0	21.6
Depreciation and amortization	165.2	1.9	156.6	1.7	154.4	1.7
Asset impairments	33.8	0.4	4.6	—	2.2	—
Operating earnings	557.7	6.5	648.2	6.9	618.3	6.6
Interest expense, net	53.0	0.6	23.0	0.2	10.0	0.1
Earnings before income tax expense	504.7	5.9	625.2	6.7	608.3	6.5
Income tax expense	151.5	1.8	222.4	2.4	215.2	2.3
Net income	$353.2	4.1%	$402.8	4.3%	$393.1	4.2%

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
In fiscal 2016, we revised the classification of sales and gross profit of mobile and consumer electronics and other when presenting financial information for significant product categories. Prior to these revisions, we presented a product category labeled "mobile and consumer electronics" which was comprised of mobile and consumer electronics sold through our Video Game Brands segments and Technology Brands segment. We also included sales and gross profit of collectibles in "Other." In this Annual Report on Form 10-K, sales and gross profit of mobile and consumer electronics generated by our Technology Brands segment are separately presented as "Technology Brands" and sales and gross profit of mobile and consumer electronics generated by our Video Game Brands segments are included in "Other." In addition, sales and gross profit of collectibles are separately presented as "Collectibles."

We believe this presentation of our product categories is more meaningful to our investors considering (i) gross margins of mobile and consumer electronics in our Technology Brands segment differ from our Video Game Brands segments and (ii) sales of collectibles have grown significantly. Sales and gross profit data for prior periods have been recast to the current period presentation.
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Net Sales	Percent of Total	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
New video game hardware(1)	$1,396.7	16.2%	$1,944.7	20.8%	$2,028.7	21.8%
New video game software	2,493.4	29.0	2,905.1	31.0	3,089.0	33.2
Pre-owned and value video game products	2,254.1	26.2	2,374.7	25.4	2,389.3	25.7
Video game accessories	676.7	7.9	703.0	7.5	653.6	7.1
Digital	181.0	2.1	188.3	2.0	216.3	2.3
Technology Brands(2)	814.0	9.5	534.0	5.7	328.6	3.5
Collectibles	494.1	5.7	309.7	3.3	75.8	0.8
Other(3)	297.9	3.4	404.3	4.3	514.7	5.6
Total	$8,607.9	100.0%	$9,363.8	100.0%	$9,296.0	100.0%

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$154.2	11.0%	$175.5	9.0%	$196.6	9.7%
New video game software	600.4	24.1	689.3	23.7	716.9	23.2
Pre-owned and value video game products	1,044.1	46.3	1,114.5	46.9	1,146.3	48.0
Video game accessories	235.2	34.8	255.5	36.3	246.1	37.7
Digital	155.5	85.9	149.6	79.4	152.0	70.3
Technology Brands(2)	554.6	68.1	306.6	57.4	169.1	51.5
Collectibles	171.6	34.7	116.6	37.6	31.9	42.1
Other(3)	93.7	31.5	110.7	27.4	117.0	22.7
Total	$3,009.3	35.0%	$2,918.3	31.2%	$2,775.9	29.9%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Fiscal 2016 Compared to Fiscal 2015

	Fiscal Year		Change
	2016	2015	$	%
	($ in millions)
Net sales	$8,607.9	$9,363.8	$(755.9)	(8.1)%
Cost of sales	5,598.6	6,445.5	(846.9)	(13.1)
Gross profit	3,009.3	2,918.3	91.0	3.1
Selling, general and administrative expenses	2,252.6	2,108.9	143.7	6.8
Depreciation and amortization	165.2	156.6	8.6	5.5
Asset impairments	33.8	4.6	29.2	634.8
Operating earnings	557.7	648.2	(90.5)	(14.0)
Interest expense, net	53.0	23.0	30.0	130.4
Earnings before income tax expense	504.7	625.2	(120.5)	(19.3)
Income tax expense	151.5	222.4	(70.9)	(31.9)
Net income	$353.2	$402.8	$(49.6)	(12.3)%

	Net Sales		Change
	Fiscal Year 2016	Fiscal Year 2015	$	%
	($ in millions)
New video game hardware(1)	$1,396.7	$1,944.7	$(548.0)	(28.2)%
New video game software	2,493.4	2,905.1	(411.7)	(14.2)
Pre-owned and value video game products	2,254.1	2,374.7	(120.6)	(5.1)
Video game accessories	676.7	703.0	(26.3)	(3.7)
Digital	181.0	188.3	(7.3)	(3.9)
Technology Brands(2)	814.0	534.0	280.0	52.4
Collectibles	494.1	309.7	184.4	59.5
Other(3)	297.9	404.3	(106.4)	(26.3)
Total	$8,607.9	$9,363.8	$(755.9)	(8.1)%

	Gross Profit		Change
	Fiscal Year 2016	Fiscal Year 2015	$	%
	($ in millions)
New video game hardware(1)	$154.2	$175.5	$(21.3)	(12.1)%
New video game software	600.4	689.3	(88.9)	(12.9)
Pre-owned and value video game products	1,044.1	1,114.5	(70.4)	(6.3)
Video game accessories	235.2	255.5	(20.3)	(7.9)
Digital	155.5	149.6	5.9	3.9
Technology Brands(2)	554.6	306.6	248.0	80.9
Collectibles	171.6	116.6	55.0	47.2
Other(3)	93.7	110.7	(17.0)	(15.4)
Total	$3,009.3	$2,918.3	$91.0	3.1%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales decreased $755.9 million, or 8.1%, in fiscal 2016 compared to fiscal 2015. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 11.0% compared to the prior year. The decrease in comparable store sales was primarily the result of a decrease in sales of video game hardware and software. These decreases were partially offset by an increase in sales in Technology Brands and collectibles as a result of the Company's diversification efforts.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $548.0 million, or 28.2%, for fiscal 2016 as compared to fiscal 2015, primarily due to a decline in the quantity of hardware units sold combined with a reduction in selling price of certain models as the console cycle matures.

•	New video game software sales decreased $411.7 million, or 14.2%, for fiscal 2016 as compared to fiscal 2015, primarily due to weaker new title releases in the current year.

•
Pre-owned and value video game product sales decreased $120.6 million, or 5.1%, for fiscal 2016 as compared to fiscal 2015, primarily due to the decrease in store traffic as a result of weaker new release titles and hardware unit sales declines in the current year.

•
Other sales decreased $106.4 million, or 26.3%, for fiscal 2016 as compared to fiscal 2015, primarily due to the decline in sales of interactive game figures and mobile and consumer electronics sold through our Video Game Brands stores.

The decreases described above were partially offset by the following:

•
Technology Brands sales increased $280.0 million, or 52.4%, for fiscal 2016 as compared to fiscal 2015, primarily due to the acquisition and opening of Spring Mobile managed AT&T stores within the Technology Brands segment.

•
Collectibles sales increased $184.4 million, or 59.5%, for fiscal 2016 compared to fiscal 2015, due to the acquisition of ThinkGeek in July 2015, the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

Cost of Sales
Cost of sales decreased $846.9 million, or 13.1%, in fiscal 2016 compared to fiscal 2015, primarily as a result of the changes in gross profit discussed below.
Gross Profit
Gross profit increased $91.0 million, or 3.1%, in fiscal 2016 compared to fiscal 2015, and gross profit as a percentage of net sales was 35.0% in fiscal 2016 compared to 31.2% in fiscal 2015. The increase in gross profit was primarily driven by our diversification efforts through the growth of Technology Brands and collectibles. Gross profit from Technology Brands increased $248.0 million, mainly due to growth through acquisitions and new store openings, and gross profit from collectibles increased by $55.0 million. In addition, gross profit from digital increased by $5.9 million. These increases were partially offset by decreases primarily in new video game software of $88.9 million, pre-owned and value video game products of $70.4 million, new video game hardware of $21.3 million, video game accessories of $20.3 million and other of $17.0 million.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as our Technology Brands and collectibles categories continue to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales on Technology Brands sales increased to 68.1% in fiscal 2016 from 57.4% in fiscal 2015 due to the growth in the number of Spring Mobile stores which carry higher margins than the other businesses inside Technology Brands.

•
Gross profit as a percentage of sales on digital sales increased to 85.9% in fiscal 2016 from 79.4% in fiscal 2015 primarily due to a change in the mix of sales and the related commissions on the digital products we sold.

•
Gross profit as a percentage of sales of other products increased to 31.5% in fiscal 2016 from 27.4% in fiscal 2015 primarily driven by higher gross margin in mobile and consumer electronics sold through our Video Game Brands stores.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on collectibles decreased to 34.7% in fiscal 2016 from 37.6% in fiscal 2015, due to the addition of the ThinkGeek.com business in July 2015 which carries higher fulfillment costs compared to our in-store sales.

•
Gross profit as a percentage of sales on video game accessories decreased to 34.8% in fiscal 2016 from 36.3% in fiscal 2015, due to the introduction of the PlayStation VR in fiscal 2016, which carries a lower gross margin than other accessory products.

•
Gross profit as a percentage of sales on pre-owned and value video game products decreased to 46.3% in fiscal 2016 from 46.9% in fiscal 2015 due to a greater mix of sales of current generation products, which carry lower gross margin than previous generation products.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $143.7 million, or 6.8%, in fiscal 2016 compared to fiscal 2015.
The growth of Technology Brands contributed $195.2 million to the increase of SG&A, primarily driven by the addition of 486 stores when compared to the prior year and a higher SG&A as a percentage of sales compared to our Video Game Brands segments. The increase in SG&A related to Technology Brands includes store closure costs totaling $19.8 million in fiscal 2016, primarily associated with consolidating the Technology Brands segment store portfolio following increased acquisition activity. These increases were partially offset by a $31.9 million decrease to incentive compensation in our Video Game Brands segments, various cost reduction efforts and $7.4 million in acquisition-related costs associated with ThinkGeek incurred in the prior year.
Depreciation and Amortization
Depreciation and amortization expense increased $8.6 million, or 5.5%, in fiscal 2016 compared to fiscal 2015. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Asset Impairments
During fiscal 2016, we recognized asset impairment charges totaling $33.8 million. These charges consisted of $19.4 million in impairments to store-level property and equipment, a $7.4 million impairment of our Micromania trade name intangible asset, and a $7.0 million impairment to our Simply Mac dealer agreement intangible asset. The Micromania trade name is associated with our operations in France. The property and equipment impairments were primarily related to our Technology Brands segment. In fiscal 2015, we recognized asset impairment charges totaling $4.6 million, primarily related to store-level property and equipment impairments in our Video Game Brands segments.
Interest Expense, Net
Interest expense, net of $53.0 million for fiscal 2016 increased $30.0 million from $23.0 million in fiscal 2015 primarily due to the $475.0 million issuance of unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 9, "Debt," to our consolidated financial statements.
Income Tax
Income tax expense was $151.5 million, representing an effective tax rate of 30.0% in fiscal 2016, compared to $222.4 million, representing an effective tax rate of 35.6% in fiscal 2015. The decrease in the effective income tax rate compared to the prior year was primarily driven by the recognition of tax benefits related to our adoption of a plan of reorganization specific to certain foreign operations, which resulted in our ability to recognize the benefit of foreign net operating losses that were previously unrecognized, partially offset by increases in our valuation allowance, changes in uncertain tax positions and the relative mix of earnings across the jurisdictions in which we operate. Refer to Note 7, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
Operating Earnings and Net Income
The factors described above led to operating earnings of $557.7 million for fiscal 2016, or a 14.0% decrease from operating earnings of $648.2 million for fiscal 2015. Additionally, net income was $353.2 million for fiscal 2016, which represented a 12.3% decrease from net income of $402.8 million for fiscal 2015.

Fiscal 2015 Compared to Fiscal 2014

	Fiscal Year		Change
	2015	2014	$	%
	($ in millions)
Net sales	$9,363.8	$9,296.0	$67.8	0.7%
Cost of sales	6,445.5	6,520.1	(74.6)	(1.1)
Gross profit	2,918.3	2,775.9	142.4	5.1
Selling, general and administrative expenses	2,108.9	2,001.0	107.9	5.4
Depreciation and amortization	156.6	154.4	2.2	1.4
Asset impairments	4.6	2.2	2.4	109.1
Operating earnings	648.2	618.3	29.9	4.8
Interest expense, net	23.0	10.0	13.0	130.0
Earnings before income tax expense	625.2	608.3	16.9	2.8
Income tax expense	222.4	215.2	7.2	3.3
Net income	$402.8	$393.1	$9.7	2.5%

	Net Sales		Change
	Fiscal Year 2015	Fiscal Year 2014	$	%
	($ in millions)
New video game hardware(1)	$1,944.7	$2,028.7	$(84.0)	(4.1)%
New video game software	2,905.1	3,089.0	(183.9)	(6.0)
Pre-owned and value video game products	2,374.7	2,389.3	(14.6)	(0.6)
Video game accessories	703.0	653.6	49.4	7.6
Digital	188.3	216.3	(28.0)	(12.9)
Technology Brands(2)	534.0	328.6	205.4	62.5
Collectibles	309.7	75.8	233.9	308.6
Other(3)	404.3	514.7	(110.4)	(21.4)
Total	$9,363.8	$9,296.0	$67.8	0.7%

	Gross Profit		Change
	Fiscal Year 2015	Fiscal Year 2014	$	%
	($ in millions)
New video game hardware(1)	$175.5	$196.6	$(21.1)	(10.7)%
New video game software	689.3	716.9	(27.6)	(3.8)
Pre-owned and value video game products	1,114.5	1,146.3	(31.8)	(2.8)
Video game accessories	255.5	246.1	9.4	3.8
Digital	149.6	152.0	(2.4)	(1.6)
Technology Brands(2)	306.6	169.1	137.5	81.3
Collectibles	116.6	31.9	84.7	265.5
Other(3)	110.7	117.0	(6.3)	(5.4)
Total	$2,918.3	$2,775.9	$142.4	5.1%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $67.8 million, or 0.7%, in fiscal 2015 compared to fiscal 2014. The increase in net sales during fiscal 2015 was primarily attributable to an increase in comparable store sales of 4.3% compared to fiscal 2014, due to strong sales performance in fiscal 2015 associated with video game accessories, interactive game figures and collectibles. Overall sales growth also benefited from the continued growth of our Technology Brands stores and our July 2015 acquisition of the ThinkGeek business. These increases were partially offset by the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $430.2 million in fiscal 2015 compared to fiscal 2014.
The increase in net sales was due to the following:

•
Collectibles sales increased $233.9 million, or 308.6%, for fiscal 2015 as compared to fiscal 2014, due to the growth of collectibles sales in our Video Game Brands stores, the acquisition of ThinkGeek in July 2015 and the growth in the number of stand-alone collectibles stores.

•	Technology Brands sales increased $205.4 million, or 62.5%, for fiscal 2015 as compared to fiscal 2014, due to the acquisition and opening of stores within the Technology Brands segment.

•	Video game accessories sales increased $49.4 million, or 7.6%, for fiscal 2015 as compared to fiscal 2014, due to sales of accessories for use with the current generation consoles.
The increases described above were partially offset by the following:

•
New video game software sales decreased $183.9 million, or 6.0%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $157.7 million for fiscal 2015 as compared to fiscal 2014. Excluding the effects of currency, new video game software sales decreased $26.2 million due to fewer new titles that were released in fiscal 2015 as compared to fiscal 2014 and the decline in prior generation software sales. We expect the decline in prior generation software sales to continue.

•	Other sales decreased $110.4 million, or 21.4%, primarily driven by a decrease in mobile and consumer electronics sold through our Video Game Brands segments.

•
New video game hardware sales decreased $84.0 million, or 4.1%, for fiscal 2015 as compared to fiscal 2014, primarily due to the reduction in price on both the PS4 and Xbox One as well as unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $99.2 million for fiscal 2015 as compared to fiscal 2014.

•
Digital sales decreased $28.0 million, or 12.9%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $11.4 million for fiscal 2015 as compared to fiscal 2014 and a larger portion of sales recognized on a net basis compared to the prior year period.

•
Pre-owned and value video game product sales decreased $14.6 million, or 0.6%, for fiscal 2015 as compared to fiscal 2014, primarily due to unfavorable foreign exchange rate fluctuations, which had the effect of decreasing net sales by $94.6 million for fiscal 2015 as compared to fiscal 2014. Excluding the effects of currency, sales increased $80.0 million due to stronger sell-through of the current generation video game products.

Cost of Sales
Cost of sales decreased $74.6 million, or 1.1%, in fiscal 2015 compared to fiscal 2014, primarily as a result of the changes in gross profit discussed below.
Gross Profit
Gross profit increased $142.4 million, or 5.1%, in fiscal 2015 compared to fiscal 2014, and gross profit as a percentage of net sales was 31.2% in fiscal 2015 compared to 29.9% in fiscal 2014. The gross profit increase was primarily driven by the growth in Technology Brands, which carries a higher margin percentage than most of our other product categories.
The net increase in gross profit as a percentage of net sales was due to product mix shift between categories as sales in our Technology Brands and collectibles categories continued to grow and the following product margin rate variances:

•
Gross profit as a percentage of sales on Technology Brands sales increased to 57.4% in fiscal 2015 from 51.5% in fiscal 2014 due to the growth in the number of Spring Mobile stores which carry higher margins than the other businesses in Technology Brands.

•
Gross profit as a percentage of sales on digital sales increased to 79.4% in fiscal 2015 from 70.3% in fiscal 2014 primarily due to a larger portion of sales recognized on a net basis in fiscal 2015 compared to the prior year.

The increases described above were partially offset by the following:

•
Gross profit as a percentage of sales on collectibles sales decreased to 37.6% in fiscal 2015 from 42.1% in fiscal 2014, due to the acquisition of ThinkGeek in July 2015 which carries lower gross margins compared to our collectible product offerings prior to the acquisition.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $107.9 million, or 5.4%, in fiscal 2015 compared to fiscal 2014. The increase was primarily due to the growth of the Technology Brands segment, which carries higher selling, general and administrative expenses as a percentage of sales than the other segments. Technology Brands contributed $129.0 million to the increase for fiscal 2015 compared to fiscal 2014. Additionally, United States Video Game Brands selling, general and administrative expenses increased $76.9 million in fiscal 2015 compared to the fiscal 2014, driven mainly by costs related to the acquisition of ThinkGeek. This increase was offset in part by the impact of foreign exchange rate fluctuations, which had the effect of decreasing selling, general and administrative expenses by $96.4 million for fiscal 2015 compared to the prior year period. Included in selling, general and administrative expenses are $29.9 million and $21.5 million in stock-based compensation expense for fiscal 2015 and fiscal 2014, respectively.
Depreciation and Amortization
Depreciation and amortization expense increased $2.2 million, or 1.4%, in fiscal 2015 compared to fiscal 2014. This increase was primarily due to the acquisition and opening of stores in our Technology Brands segment.
Interest Income and Expense
Interest expense of $23.4 million for fiscal 2015 increased $12.7 million from $10.7 million in fiscal 2014 primarily due to the $350.0 million issuance of 2019 Senior Notes in September 2014, which is discussed more fully in Note 9, "Debt," to our consolidated financial statements. Interest income of $0.4 million for fiscal 2015, resulting from the investment of excess cash balances, decreased $0.3 million from $0.7 million in fiscal 2014.
Income Tax
Income tax expense was $222.4 million, representing an effective tax rate of 35.6% in fiscal 2015, compared to $215.2 million, representing an effective tax rate of 35.4% in fiscal 2014. Refer to Note 7, "Income Taxes," to our consolidated financial statements for additional information.
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
SEGMENT PERFORMANCE
We report our business in the following segments: Video Game Brands, which consists of four geographic segments in the United States, Canada, Australia and Europe, and Technology Brands. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products), new and pre-owned mobile devices and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
With our presence in international markets, we have operations in several foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, Swiss franc, Danish kroner, Swedish krona and the Norwegian kroner.

Operating earnings (loss) by operating segment, defined as income from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable segment in U.S. dollars were as follows (in millions):

As of and for the Fiscal Year Ended January 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,488.9	$382.0	$609.5	$1,313.5	$814.0	$8,607.9
Segment operating earnings	$430.2	$22.4	$34.9	$26.0	$44.2	$557.7
Segment Operating data:
Store count	3,944	322	464	1,283	1,522	7,535
Comparable store sales(1)	(13.5)%	(12.6)%	(2.0)%	(2.7)%	n/a	(11.0)%

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8
Segment operating earnings	$504.3	$29.4	$38.7	$48.8	$27.0	$648.2
Segment Operating data:
Store count	4,013	325	444	1,299	1,036	7,117
Comparable store sales(1)	4.8%	9.8%	7.5%	(0.8)%	n/a	4.3%

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0
Segment operating earnings	$483.2	$28.3	$38.0	$35.9	$32.9	$618.3
Segment Operating data:
Store count	4,138	331	421	1,316	484	6,690
Comparable store sales(1)	2.5%	9.3%	10.6%	2.3%	n/a	3.4%
___________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business.

Fiscal 2016 Compared to Fiscal 2015
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for fiscal 2016 decreased $946.2 million, or 14.7%, compared to fiscal 2015, primarily due to the 13.5% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of decreases in video game hardware and software sales. These decreases were partially offset by an increase in sales of collectibles and the PlayStation VR. Operating earnings for fiscal 2016 decreased $74.1 million compared to fiscal 2015, primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories and lower SG&A expenses. The decrease in SG&A expenses is primarily due to decreases to incentive compensation, store-related expenses and acquisition-related costs related to ThinkGeek incurred in the prior year.
Canada
Segment results for Canada include retail and e-commerce in Canada. Net sales in the Canadian segment for fiscal 2016 decreased $64.6 million, or 14.5%, compared to fiscal 2015, primarily due to a decrease in comparable store sales of 12.6%, driven by declines in video game hardware and software sales. Operating earnings for fiscal 2016 decreased $7.0 million, or 23.8% primarily due to the decrease in net sales. This decrease was partially offset by the growth in collectibles sales in fiscal 2016.

Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for fiscal 2016 increased $18.1 million, or 3.1%, compared to fiscal 2015. The increase in net sales was primarily due to growth in sales of collectibles, driven by the opening of 21 new Zing branded collectible stores since the prior year, and the positive impact of foreign exchange rate fluctuations of $7.7 million. These increases were partially offset by a decline in comparable store sales of 2.0%, primarily driven by decreases in video game software sales. Operating earnings for fiscal 2016 decreased $3.8 million compared to the prior year, primarily due to an increase in costs associated with expanding our collectible store base.
Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in four countries. Net sales in the European segment for fiscal 2016 decreased $43.2 million, or 3.2%, compared to fiscal 2015, primarily due to the 2.7% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations of $7.2 million. The decrease in comparable store sales was primarily driven by decreases in video game hardware and software sales, partially offset by an increase in sales of collectibles and the PlayStation VR. Operating earnings for the fiscal 2016 decreased by $22.8 million compared to the prior year due primarily to the decline in net sales, coupled with a $7.4 million impairment of our Micromania trade name.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for fiscal 2016 increased $280.0 million, or 52.4%, compared to fiscal 2015, as a result of the continued acquisition activity and growth in store count. Operating earnings for fiscal 2016 increased $17.2 million compared to the prior year, primarily due to growth in store count, operational improvements as stores opened in fiscal 2015 mature and greater profitability from stores acquired since the prior year. Operating expenses for fiscal 2016 include $43.4 million in store closure and impairment costs as we right-size our store portfolio following four years of acquisition activity. The costs include $19.8 million in store closure costs, $16.6 million in impairment charges of store-level property and equipment, and a $7.0 million impairment charge on our Simply Mac dealer agreements intangible asset.
Fiscal 2015 Compared to Fiscal 2014
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia, Puerto Rico and Guam, the e-commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for fiscal 2015 increased $241.6 million, or 3.9%, compared to fiscal 2014, primarily due to the increase in comparable store sales of 4.8%. This increase in comparable store sales was driven by the increase in sales of collectibles, video game accessories, pre-owned and value video game products and next generation hardware sales in fiscal 2015 as compared to fiscal 2014. Operating earnings for fiscal 2015 increased $21.1 million, or 4.4%, compared to fiscal 2014, driven primarily by the current year increase in net sales relative to the selling, general and administrative expenses.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for fiscal 2015 decreased $29.8 million, or 6.3%, compared to fiscal 2014, primarily due to the foreign exchange rate fluctuations, which had the effect of decreasing net sales by $74.6 million in fiscal 2015 compared to the prior year. Comparable store sales for fiscal 2015 increased 9.8%, driven by strong sales of next generation hardware and software as well as collectibles. Operating earnings for fiscal 2015 increased $1.1 million, or 3.9%, compared to fiscal 2014, due to the increase in comparable store sales, partially offset by the impact of foreign exchange rate fluctuations which had the effect of decreasing operating earnings by $5.3 million.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for fiscal 2015 decreased $53.3 million, or 8.3%, compared to fiscal 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $117.3 million for fiscal 2015 compared to the prior year. Comparable store sales for fiscal 2015 increased 7.5%, driven by strong sales of next generation hardware, pre-owned products, video game accessories and collectibles. Operating earnings for fiscal 2015 increased $0.7 million compared to fiscal 2014. Excluding the impact of foreign exchange rate fluctuations, operating earnings increased $7.3 million primarily due to the comparable store sales increase.

Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations in five countries. Net sales in the European segment for fiscal 2015 decreased $296.1 million, or 17.9%, compared to fiscal 2014, primarily due to the impact of foreign exchange rate fluctuations, which had the effect of decreasing net sales by $238.3 million for fiscal 2015 compared to the prior year, and a decrease in comparable store sales of 0.8%. Additionally, the exit of our Spain operations contributed to a $34.8 million decrease in net sales year-over-year. Operating earnings for fiscal 2015 increased $12.9 million, or 35.9%, compared to fiscal 2014, driven primarily by the pre-tax loss of $14.8 million in fiscal 2014 related to the exit of our Spain operations. Foreign exchange rate fluctuations also had the effect of decreasing operating earnings by $3.9 million in fiscal 2015.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. Net sales for fiscal 2015 increased $205.4 million, or 62.5%, compared to fiscal 2014 primarily due to our continued acquisition activity and growth in our Technology Brands store count. Operating earnings for fiscal 2015 decreased $5.9 million, or 17.9%, compared to the prior year, primarily due to store openings and conversions taking longer than anticipated to open as well as our expansion and related investments in selling, general and administrative expenses to prepare for the growth of additional stores.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $400.0 million asset-based revolving credit facility (the “Revolver”) together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of January 28, 2017, we had total cash on hand of $669.4 million and an additional $354.0 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions and other strategic transactions to expand and grow our business, while also enhancing shareholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
As of January 28, 2017, we had total cash on hand of $669.4 million of which $366.2 million was attributable to our foreign operations. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use; however, we believe that our existing sources of liquidity, as described more fully above, will enable us to meet our cash requirements in the next twelve months.
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
Cash Flows
During fiscal 2016, cash provided by operations was $537.1 million, compared to cash provided by operations of $656.8 million in fiscal 2015. The decrease in cash provided by operations of $119.7 million from fiscal 2015 to fiscal 2016 was primarily due to the decrease in net income combined with a decrease in cash provided by changes in operating assets and liabilities of $99.6 million, due primarily to the timing of payments for income taxes and accounts payable.
During fiscal 2015, cash provided by operations was $656.8 million, compared to cash provided by operations of $480.5 million in fiscal 2014. The increase in cash provided by operations of $176.3 million from fiscal 2014 to fiscal 2015 was primarily due to an increase in cash provided by changes in operating assets and liabilities of $167.7 million, due primarily to the timing of payments for income taxes as well as accounts payable and accrued liabilities when compared to fiscal 2014.
Cash used in investing activities was $578.0 million in fiscal 2016, $444.6 million in fiscal 2015 and $235.9 million in fiscal 2014. In fiscal 2016, cash paid for acquisitions totaled $441.2 million, of which the significant majority was in our Technology Brands segment. In fiscal 2015, cash paid for acquisitions totaled $267.5 million, of which $126.0 million was used to acquire ThinkGeek and $141.5 million was used in our Technology Brands segment. Capital expenditures totaled $142.7 million, $173.2 million and $159.6 million in fiscal 2016, fiscal 2015 and fiscal 2014, respectively.

In fiscal 2016, our financing activities provided a net cash inflow of $238.7 million consisting primarily of $466.9 million in proceeds, net of financing costs, from the issuance of our 2021 Senior Notes, offset by dividends paid of $155.5 million and share repurchases of $63.1 million. Cash used in financing activities was $346.2 million in fiscal 2015 and $131.2 million in fiscal 2014. The cash flows used in financing activities in fiscal 2015 were primarily for the repurchase of $194.3 million of common shares and the payment of dividends on our Class A Common Stock of $154.1 million. The cash flows used in financing activities in fiscal 2014 were primarily for the repurchase of $331.1 million of treasury shares and the payment of dividends on our Class A Common Stock of $148.8 million, offset in part by the $350.0 million issuance of 2019 Senior Notes in September 2014.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We have an existing $400.0 million asset-backed revolving credit facility (the “Revolver”), including a $50 million letter of credit sublimit, that expires on March 25, 2019. The Revolver has an expansion feature to allow for an additional $200.0 million if certain conditions are met. Availability under the Revolver is subject to a monthly borrowing base calculation. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. The per annum interest is variable and is based on the London Interbank Offered (“LIBO”) rate or the prime rate, in each case plus an applicable margin. As of January 28, 2017, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Total availability under the Revolver was $354.0 million as of January 28, 2017, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million.
In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021. Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes," and together with the 2021 Senior Notes, the “Senior Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
The agreement governing our Revolver and the indentures governing our Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the indentures governing our Revolver and Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds. We are currently in compliance with all covenants under our indentures governing the Senior Notes and our Revolver.
See Note 9, “Debt,” to our consolidated financial statements for additional information related to our Revolver and Senior Notes.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 28, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $10.7 million.
Acquisitions and Capital Expenditures
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired 583 Technology Brands stores and opened 73 Video Game Brands stores in fiscal 2016. We expect to open approximately 35 stand-alone collectibles stores and approximately 65 stores in our Technology Brands segment in fiscal 2017.
In fiscal 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of 507 AT&T authorized retailer stores for an aggregate of $440.3 million in cash (net of cash acquired), which includes working capital adjustments, and future contingent consideration which we estimate will range from $40.0 million to $50.0 million. The majority of the store acquisitions were funded by our 2021 Senior Notes. The contingent consideration will be paid in two installments. The first installment of $20 million is contingent on the relocation of certain stores and is due the latter of August 2017 or when relocations are completed. The second installment, which we expect to range from $20.0 million to $30.0 million, is contingent on sales performance of certain stores and is due in March 2018. See Note 3, "Acquisitions and Divestitures," to our consolidated financial statements for additional information.

Capital expenditures for fiscal 2017 are projected to be approximately $110 million to $120 million, to be used primarily to fund continued growth of our Collectibles and Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
Share Repurchase Program
We have an ongoing share repurchase program that is executed through open market transactions made from time to time. Shares repurchased are subsequently retired. In November 2014, our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $500 million of our Class A Common Stock with no expiration date, of which $170.2 million remained available under the program as of January 28, 2017. We generally seek Board of Directors’ approval for a new authorization before the existing program is fully utilized to ensure we maintain availability under a repurchase program. Share repurchase activity for fiscal 2016, 2015 and 2014 is as follows (in millions, except for per share data):

	Fiscal Year
	2016	2015	2014
Total number of shares purchased	3.0	5.2	8.4
Average price per share	$24.94	$38.68	$39.50
Aggregate value of shares purchased	$75.1	$202.0	$333.4
Dividends
We paid cash dividends of $155.5 million, $154.1 million and $148.8 million in fiscal 2016, 2015 and 2014. On February 28, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock, with the first quarterly dividend of fiscal 2017 payable on March 28, 2017 to stockholders of record on March 14, 2017. Future dividends will be subject to approval by our Board of Directors. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances as stated above. See Note 9, "Debt," to our consolidated financial statements for further information regarding our Senior Notes.
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of January 28, 2017 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$1,194.6	$388.6	$498.2	$190.1	$117.7
Purchase obligations(1)	746.0	743.8	2.0	0.2	—
2019 Senior Notes	350.0	—	350.0	—	—
2021 Senior Notes	475.0	—	—	475.0	—
Interest payments on senior notes	202.0	51.3	102.6	48.1	—
Contingent consideration(2)	43.2	20.0	23.2	—	—
Total(3)	$3,010.8	$1,203.7	$976.0	$713.4	$117.7
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
Contingent consideration relates to our acquisition of stores from an AT&T authorized retailer in fiscal 2016. The amount in the table reflects the fair value of our best estimate of the contingent payments, which will be paid in two installments. The first installment of $20.0 million is contingent on the relocation of certain stores and is due the latter of August 2017 or when relocations are completed. The second installment, which we expect to range from $20.0 million to $30.0 million, is contingent on sales performance of certain stores and is due in March 2018.

(3)
As of January 28, 2017, we had $42.5 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 7, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2033 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

As of January 28, 2017, we had standby letters of credit outstanding in the amount of $8.4 million and had bank guarantees outstanding in the amount of $24.5 million, $8.3 million of which are cash collateralized.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases entered into in the normal course of business, we had no material off-balance sheet arrangements as of January 28, 2017.
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
Valuation of Merchandise Inventories
Estimate Description. Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer.
Judgment and/or Uncertainty. In valuing inventory, we are required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. We consider quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.
Potential Impact if Results Differ. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at January 28, 2017 would have affected net earnings by approximately $2.6 million in fiscal 2016.
Cash Consideration Received from Vendors
Estimate Description. We participate in cooperative advertising programs and other vendor marketing programs in which our vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. The cooperative advertising programs and other vendor marketing programs generally cover a period from a few weeks up to a month and include items such as product in-store display promotions and placement, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned.
Judgment and/or Uncertainty. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. We estimate the amount of vendor allowances to be deferred as a reduction of inventory based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred.
Potential Impact if Results Differ. Although we consider our advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. Additionally, if actual results are not consistent with our estimated deferrals and sell-through rates, we may be exposed to additional adjustments that could materially impact our gross profit rates and inventory balances. A 10% difference in our vendor allowances deferral at January 28, 2017 would have affected net earnings by approximately $1.0 million in fiscal 2016.
Customer Liabilities
Estimate Description. Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in our stores and on some of our websites that can be redeemed for rewards that include discounts or merchandise. We estimate the net cost of the rewards that will be issued and redeemed and record this cost and the associated liability as points are earned by our loyalty program members. Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer or the likelihood of the gift card being redeemed by the customer is remote, which is a concept known in the retail industry as breakage. We determine our gift card breakage rate based on historical redemption patterns.
Judgment and/or Uncertainty. The two primary estimates utilized to record the balance sheet liability for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. We use historical redemption rates experienced under our loyalty program as a basis for estimating the ultimate redemption rate of points earned. A weighted-average cost per point redeemed is used to estimate future redemption costs. The weighted-average cost per point redeemed is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted as appropriate for recent changes in redemption costs, including the mix of rewards redeemed. Our estimate of the amount and timing of gift card redemptions is based primarily on historical transaction experience.
Potential Impact if Results Differ. We continually evaluate our methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the liability through the current period expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average cost per point redeemed at January 28, 2017, in each case, would have affected net earnings by approximately $1.6 million in fiscal 2016. A 10% change in our gift card breakage rate at January 28, 2017 would have affected net earnings by approximately $6.4 million in fiscal 2016.
Goodwill
Estimate Description. Goodwill results from acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed as of the beginning of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill may not be recoverable. As of January 28, 2017, our goodwill totaled $1,725.2 million. See Note 6, "Goodwill and Intangible Assets," to our consolidated financial statements for the allocation of our goodwill balance by reporting unit.
We use a two-step process to test our goodwill for impairment. Step 1 consists of comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. The estimated fair value of our reporting units is determined based on its projected discounted cash flows. If the carrying value of the reporting unit is higher than its estimated fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in Step 2 of the goodwill impairment test by valuing all of the tangible and intangible assets and liabilities of the reporting unit in a manner similar to the acquisition method of accounting used in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess.
Judgment and/or Uncertainty. Considerable management judgment is necessary to estimate the fair value of our reporting units. The discounted cash flows analyses utilizes a five-year cash flow projection with a terminal value which are discounted using a weighted-average cost of capital for each reporting unit. The projected cash flows include numerous assumptions such as, among others, projected sales trends, earnings margins, store count and capital expenditures, all of which are consistent with our internal operating plans. In addition, we corroborate the aggregate fair value of our reporting units with our market capitalization which may impact certain assumptions in our discounted cash flows analyses.
Potential Impact if Results Differ. Variations in any of the assumptions used in the discounted cash flow analyses may arrive at different estimated fair values that could result in a material impairment charge. Based on the results of our annual impairment test in fiscal 2016, the fair values of our United States, Canada and Technology Brands reporting units exceeded their respective carrying values by at least 40%. The fair values of our Australia and Europe reporting units exceeded their respective carrying values by 24% and 22%, respectively. A reduction in the terminal growth rate assumption of 0.5% or an increase in the discount rate assumption of 1.0% utilized in the test for each respective reporting unit would not have resulted in impairment. Sustained declines in our stock price and related market capitalization could impact key assumptions and the estimated fair values of our reporting units that could result in material goodwill impairment charges. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results, our assumptions or in our stock price.
Indefinite-lived Intangible Assets
Estimate Description. Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of AT&T dealer agreements, Simply Mac dealer agreements, the Micromania trade name and the ThinkGeek trade name. As these intangible assets are expected to contribute to cash flows indefinitely, they are not subject to amortization. We assess our indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our test is completed as of the beginning of the fourth quarter each fiscal year.

We value our dealer agreements using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. We value our trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As of January 28, 2017, our indefinite-lived intangible assets totaled $453.0 million.
Judgment and/or Uncertainty. In valuing our dealer agreement assets, considerable management judgment is necessary to estimate the cash flows required to build a comparable operation and the available future cash flows from these operations. Specifically, we are required to make certain assumptions about the cost of investment to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes, as well as the discount rate that is applied to the expected future cash flows to arrive at an estimated fair value. In valuing our trade names, we are required to make certain assumptions regarding future cash flow projections to ensure that such projections represent reasonable market participant assumptions, to which the royalty rate is applied. Additionally, management judgment is necessary in selecting an appropriate discount rate which is reflective of the inherent risk of holding a standalone intangible asset.
Potential Impact if Results Differ. As a result of our annual impairment testing, we recognized impairment charges totaling $14.4 million associated with our indefinite-lived intangible assets. Simply Mac dealer agreements were impaired by $7.0 million to their estimated fair value of $11.0 million and the Micromania trade name was impaired by $7.4 million to its estimated fair value of $35.0 million. Recent revenue and profitability measures associated with Simply Mac and Micromania indicated that future revenue and profitability no longer supported the carrying value of these intangible assets. The estimated fair values of our AT&T dealer agreements and ThinkGeek trade name exceeded their carrying values by a substantial margin. Changes in the projected cash flows and the assumptions utilized in estimating the present value of the cash flows attributable to dealer agreements and trade names could materially impact the fair value estimates, which would increase or decrease the impairment charges. Regarding our Simply Mac dealer agreements, a 10% decline in projected sales would result in an increase of approximately $1.9 million in the impairment charge. Regarding our Micromania trade name, a 10% decline in sales in each forecast period, including the terminal period, would result in an increase of approximately $2.0 million in the impairment charge. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.
Income Taxes
Estimate Description. We account for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $42.5 million as of January 28, 2017.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $39.4 million as of January 28, 2017. See Note 7 to our consolidated financial statements for further information regarding income taxes.
Judgment and/or Uncertainty. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required. Additionally, several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.
Potential Impact if Results Differ. Our judgments and estimates concerning uncertain tax positions may change as a result of evaluation of new information, such as the outcome of tax audits or changes to or further interpretations of tax laws and regulations. Our judgments and estimates concerning realizability of deferred tax assets could change if any of the evaluation factors change. If such changes take place, there is a risk that our effective tax rate could increase or decrease in any period, impacting our net earnings.

RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS
See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," to our consolidated financial statements for recent accounting standards and pronouncements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk due to foreign currency and interest rate fluctuations, each as described more fully below.
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended January 28, 2017, we recognized a $20.0 million gain in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of January 28, 2017 was a net asset of $9.0 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 28, 2017 would result in a gain or loss in value of the forwards, options and swaps of $9.4 million.
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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as (COSO 2013). Based on our evaluation under COSO 2013, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of January 28, 2017.
The effectiveness of our internal control over financial reporting as of January 28, 2017 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the "Company") as of January 28, 2017 based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit.
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
In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements and financial statement schedule as of and for the 52 week period ended January 28, 2017 of the Company and our report dated March 27, 2017 expressed an unqualified opinion on those consolidated financial statements and financial statement schedule.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 27, 2017

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
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2017 Annual Meeting of Stockholders to be held on or around June 27, 2017 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
The following financial statement schedule for the 52 weeks ended January 28, 2017, 52 weeks ended January 30, 2016 and the 52 weeks ended January 31, 2015 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended January 28, 2017, 52 weeks ended January 30, 2016 and the 52 weeks ended January 31, 2015:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
52 Weeks Ended January 28, 2017	$61.5	$47.5	$49.6	$(99.6)	$59.0
52 Weeks Ended January 30, 2016	69.3	36.9	58.2	(102.9)	61.5
52 Weeks Ended January 31, 2015	76.5	40.9	55.8	(103.9)	69.3
Valuation Allowance for Deferred Tax Assets
52 Weeks Ended January 28, 2017	$18.8	$20.9	$—	$(0.3)	$39.4
52 Weeks Ended January 30, 2016	24.3	0.4	—	(5.9)	18.8
52 Weeks Ended January 31, 2015	13.3	15.6	—	(4.6)	24.3
___________________
(1) Consists primarily of amounts received from vendors for defective allowances.

ITEM 16.	Form 10-K Summary
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ J. PAUL RAINES
J. Paul Raines
Chief Executive Officer and Director
Date: March 27, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ J. PAUL RAINES	Chief Executive Officer and Director	March 27, 2017
J. Paul Raines	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	March 27, 2017
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Executive Vice President and Chief Financial Officer	March 27, 2017
Robert A. Lloyd	(Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting Officer	March 27, 2017
Troy W. Crawford	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	March 27, 2017
Jerome L. Davis

/s/ THOMAS N. KELLY JR.	Director	March 27, 2017
Thomas N. Kelly Jr.

/s/ SHANE S. KIM	Director	March 27, 2017
Shane S. Kim

/s/ STEVEN R. KOONIN	Director	March 27, 2017
Steven R. Koonin

/s/ STEPHANIE M. SHERN	Director	March 27, 2017
Stephanie M. Shern

/s/ GERALD R. SZCZEPANSKI	Director	March 27, 2017
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	March 27, 2017
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	March 27, 2017
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
GameStop Corp.
Grapevine, Texas

We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 28, 2017 and January 30, 2016, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the 52 week periods ended January 28, 2017, January 30, 2016 and January 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of GameStop Corp. and subsidiaries as of January 28, 2017 and January 30, 2016, and the results of their operations and their cash flows for each of the 52 week periods ended January 28, 2017, January 30, 2016 and January 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company's internal control over financial reporting as of January 28, 2017, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2017 expressed an unqualified opinion on the Company's internal control over financial reporting.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 27, 2017

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	January 28, 2017	January 30, 2016
ASSETS
Current assets:
Cash and cash equivalents	$669.4	$450.4
Receivables, net	220.9	176.5
Merchandise inventories, net	1,121.5	1,163.0
Prepaid expenses and other current assets	128.9	147.6
Total current assets	2,140.7	1,937.5
Property and equipment:
Land	18.6	17.3
Buildings and leasehold improvements	724.5	668.2
Fixtures and equipment	931.4	874.6
Total property and equipment	1,674.5	1,560.1
Less accumulated depreciation	1,203.5	1,075.6
Net property and equipment	471.0	484.5
Deferred income taxes	59.0	39.0
Goodwill	1,725.2	1,476.7
Other intangible assets, net	507.2	330.4
Other noncurrent assets	72.8	62.2
Total noncurrent assets	2,835.2	2,392.8
Total assets	$4,975.9	$4,330.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$616.6	$631.9
Accrued liabilities	1,090.9	1,041.4
Income taxes payable	54.0	121.1
Total current liabilities	1,761.5	1,794.4
Deferred income taxes	23.0	29.6
Long-term debt, net	815.0	345.4
Other long-term liabilities	122.3	79.9
Total long-term liabilities	960.3	454.9
Total liabilities	2,721.8	2,249.3
Commitments and contingencies (Notes 7, 10 and 11)
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 101.0 and 103.3 shares issued, 101.0 and 103.3 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	—	—
Accumulated other comprehensive loss	(47.3)	(88.8)
Retained earnings	2,301.3	2,169.7
Total stockholders' equity	2,254.1	2,081.0
Total liabilities and stockholders’ equity	$4,975.9	$4,330.3
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2016	2015	2014
Net sales	$8,607.9	$9,363.8	$9,296.0
Cost of sales	5,598.6	6,445.5	6,520.1
Gross profit	3,009.3	2,918.3	2,775.9
Selling, general and administrative expenses	2,252.6	2,108.9	2,001.0
Depreciation and amortization	165.2	156.6	154.4
Asset impairments	33.8	4.6	2.2
Operating earnings	557.7	648.2	618.3
Interest income	(0.8)	(0.4)	(0.7)
Interest expense	53.8	23.4	10.7
Earnings before income tax expense	504.7	625.2	608.3
Income tax expense	151.5	222.4	215.2
Net income	$353.2	$402.8	$393.1

Earnings per share:
Basic	$3.42	$3.80	$3.50
Diluted	$3.40	$3.78	$3.47
Weighted-average shares outstanding:
Basic	103.4	106.0	112.2
Diluted	103.8	106.7	113.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year
	2016	2015	2014
Net income	$353.2	$402.8	$393.1
Other comprehensive income (loss):
Foreign currency translation adjustments	41.5	(63.4)	(107.9)
Total comprehensive income	$394.7	$339.4	$285.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2014	115.3	$0.1	$172.9	$82.5	$1,995.9	$2,251.4
Net income	—	—	—	—	393.1	393.1
Foreign currency translation	—	—	—	(107.9)	—	(107.9)
Dividends declared, $1.32 per common share	—	—	—	—	(151.6)	(151.6)
Stock-based compensation	—	—	21.5	—	—	21.5
Repurchases of common stock	(8.4)	—	(189.0)	—	(144.4)	(333.4)
Settlement of stock-based awards, net of excess tax benefits of $5.3	0.8	—	(5.4)	—	—	(5.4)
Balance at January 31, 2015	107.7	0.1	—	(25.4)	2,093.0	2,067.7
Net income	—	—	—	—	402.8	402.8
Foreign currency translation	—	—	—	(63.4)	—	(63.4)
Dividends declared, $1.44 per common share	—	—	—	—	(153.5)	(153.5)
Stock-based compensation	—	—	29.9	—	—	29.9
Repurchases of common stock	(5.2)	—	(29.4)	—	(172.6)	(202.0)
Settlement of stock-based awards, net of excess tax benefits of $4.4	0.8	—	(0.5)	—	—	(0.5)
Balance at January 30, 2016	103.3	0.1	—	(88.8)	2,169.7	2,081.0
Net income	—	—	—	—	353.2	353.2
Foreign currency translation	—	—	—	41.5	—	41.5
Dividends declared, $1.48 per common share	—	—	—	—	(155.1)	(155.1)
Stock-based compensation	—	—	17.8	—	—	17.8
Repurchases of common stock	(3.0)	—	(8.6)	—	(66.5)	(75.1)
Settlement of stock-based awards, net of tax deficiency of $0.8	0.7	—	(9.2)	—	—	(9.2)
Balance at January 28, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2016	2015	2014
Cash flows from operating activities:
Net income	$353.2	$402.8	$393.1
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	166.7	158.2	156.5
Asset impairments	33.8	4.6	2.2
Stock-based compensation expense	17.8	29.9	21.5
Deferred income taxes	(37.2)	(1.5)	9.2
Excess tax benefits related to stock-based awards	0.8	(4.4)	(5.7)
Loss on disposal of property and equipment	10.4	3.6	4.7
Other	15.5	(4.6)	(16.1)
Changes in operating assets and liabilities:
Receivables, net	(43.9)	(58.1)	(44.3)
Merchandise inventories	14.7	(49.2)	(24.8)
Prepaid expenses and other current assets	(11.4)	(6.0)	(1.7)
Prepaid income taxes and income taxes payable	(49.1)	95.9	(82.3)
Accounts payable and accrued liabilities	64.1	91.4	59.4
Changes in other long-term liabilities	1.7	(5.8)	8.8
Net cash flows provided by operating activities	537.1	656.8	480.5
Cash flows from investing activities:
Purchase of property and equipment	(142.7)	(173.2)	(159.6)
Acquisitions, net of cash acquired of $0.1, $13.9 and $3.6, respectively	(441.2)	(267.5)	(89.7)
Proceeds from divestiture	—	—	12.4
Other	5.9	(3.9)	1.0
Net cash flows used in investing activities	(578.0)	(444.6)	(235.9)
Cash flows from financing activities:
Repayment of acquisition-related debt	(0.4)	(2.2)	—
Repurchase of common shares	(63.1)	(194.3)	(331.1)
Dividends paid	(155.5)	(154.1)	(148.8)
Proceeds from senior notes	475.0	—	350.0
Borrowings from the revolver	545.0	463.0	626.0
Repayments of revolver borrowings	(545.0)	(463.0)	(626.0)
Payments of financing costs	(8.1)	—	(7.7)
Issuance of common stock, net of share repurchases for withholding taxes	(8.4)	—	0.7
Excess tax benefits related to stock-based awards	(0.8)	4.4	5.7
Net cash flows provided by (used in) financing activities	238.7	(346.2)	(131.2)
Exchange rate effect on cash and cash equivalents	21.2	(25.7)	(39.5)
Increase (decrease) in cash and cash equivalents	219.0	(159.7)	73.9
Cash and cash equivalents at beginning of period	450.4	610.1	536.2
Cash and cash equivalents at end of period	$669.4	$450.4	$610.1

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$23.3	$21.8	$2.7
Income taxes paid	$230.1	$122.2	$265.9
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.	Nature of Operations and Summary of Significant Accounting Policies
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands. Through our 6,013 video game brand stores and e-commerce sites in eight countries, we are the world's largest omnichannel retailer of video game products. We also offer mobile and consumer technology products through our 1,403 AT&T authorized retailer stores, 69 Cricket pre-paid wireless stores and 50 Simply Mac stores, a certified reseller of Apple consumer electronic products. In addition, we are a leading retailer of collectible pop-culture themed products.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores and Cricket branded pre-paid wireless stores.
Our largest vendors in our Video Game Brands segments are Sony, Microsoft, Nintendo, Electronic Arts and Activision, which accounted for 24%, 14%, 10%, 7% and 6%, respectively, of our new product purchases in fiscal year 2016; 27%, 19%, 11%, 10% and 9%, respectively, in fiscal year 2015; and 24%, 17%, 11%, 8% and 10%, respectively, in fiscal year 2014.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. All dollar and share amounts (other than dollar amounts per share) in the consolidated financial statements are stated in millions unless otherwise indicated.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016"). Fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015"). Fiscal year 2014 consisted of the 52 weeks ended on January 31, 2015 ("fiscal 2014").
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
Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in other noncurrent assets in our consolidated balance sheets. Our restricted cash was $10.2 million and $9.7 million as of January 28, 2017 and January 30, 2016, respectively.
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
Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 28, 2017 and January 30, 2016 were $59.0 million and $61.5 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from three to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $151.7 million, $144.9 million and $144.5 million for fiscal 2016, 2015 and 2014, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses of $19.4 million, $4.4 million and $1.9 million in fiscal 2016, 2015 and 2014, respectively. See Note 2, "Asset Impairments," for further information regarding our asset impairment charges.
Business Combinations
Business combinations are accounted for under the acquisition method of accounting. Under this method, the assets acquired and liabilities assumed are recognized at their respective fair values as of the date of acquisition. The excess, if any, of the acquisition price over the fair values of the assets acquired and liabilities assumed is recorded as goodwill. For significant acquisitions, we utilize third-party appraisal firms to assist us in determining the fair values for certain assets acquired and liabilities assumed. Adjustments to the fair values of assets acquired and liabilities assumed are made until we obtain all relevant information regarding the facts and circumstances that existed as of the acquisition date, not to exceed one year from the date of the acquisition (the "measurement period"). Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings. Costs associated with business acquisitions are expensed as incurred. Over the past several years, we have acquired certain AT&T authorized retailers and in 2015, we acquired Geeknet, Inc. an online and wholesale retailer of collectibles and other products. See Note 3, "Acquisitions and Divestitures" for additional information.
Goodwill and Intangible Assets
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
We use a two-step process to test our goodwill for impairment. Step 1 consists of comparing the estimated fair value of the reporting unit to its carrying value, including goodwill. The estimated fair value of our reporting units is determined based on its discounted cash flows. If the carrying value of the reporting unit is higher than its estimated fair value, then the second step of the goodwill impairment test is needed. The second step compares the implied fair value of the reporting unit’s goodwill with its carrying amount. The implied fair value of goodwill is determined in Step 2 of the goodwill impairment test by valuing all of the tangible and intangible assets and liabilities of the reporting unit in a manner similar to the acquisition method of accounting used in a business combination. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, then an impairment loss is recognized in the amount of the excess. No goodwill impairment charges were recognized in fiscal 2016, 2015 and 2014.
Our indefinite-lived intangible assets consist of dealer agreements and trade names. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our dealer agreements are estimated using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our fiscal 2016 annual impairment testing, we recognized impairment charges totaling $14.4 million associated with our trade names and dealer agreements. See Note 6, "Goodwill and Intangible Assets" for additional information. No impairment charges associated with our indefinite-lived intangible assets were recognized in fiscal 2015 and 2014.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our definite-lived intangible assets consist primarily of customer relationships, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over that period.
Revenue Recognition
We recognize revenue when the sales price is fixed or determinable, collection is reasonably assured and the customer takes possession of the merchandise, or in the case of commissions, when the commission-generating activity has been performed. Revenues do not include sales taxes or other taxes collected from customers.
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
Our Spring Mobile business earns commission revenue as an AT&T authorized retailer related to the activation of new wireless customers, the activation of enhanced or upgraded features on existing wireless customer plans and certain other commission incentive opportunities that may be offered to us by AT&T. We have determined that we are not deemed the obligor on the underlying wireless services contracts that give rise to this commission revenue; therefore, commission revenue is recognized at the point at which the commission-generating activity has been performed, which is generally driven by customer activation. Commissions are recognized net of an allowance for chargebacks from AT&T for estimated customer cancellations, which is periodically assessed and adjusted to reflect historical cancellation experience.
In May 2014, the Financial Accounting Standards Board issued a comprehensive update to current revenue accounting standards; see "—Recent Accounting Pronouncements" for additional information.
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
Vendor Arrangements
We and most of our largest vendors participate in cooperative advertising programs and other vendor marketing programs in which the vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory is determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred as a reduction of inventory.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $184.3 million, $208.2 million and $202.4 million were recorded as a reduction of cost of sales for fiscal 2016, 2015 and 2014, respectively.
Loyalty Expenses
Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases that can be redeemed for rewards that include discounts or merchandise. We estimate the net cost of the rewards that will be issued and redeemed and record this cost and the associated balance sheet liability as points are accumulated by loyalty program members. The two primary estimates utilized to record the balance sheet liability for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average cost per point redeemed. We use historical redemption rates experienced under the loyalty program as a basis to estimate the ultimate redemption rate of points earned. The estimated weighted-average cost per point redeemed, used to estimate future redemption costs, is based on our most recent actual costs incurred to fulfill points that have been redeemed by our loyalty program members and is adjusted for recent changes in redemption costs, including the mix of rewards redeemed. We continually evaluate our methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the liability through the current period provision by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period.
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
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for fiscal 2016, 2015 and 2014 totaled $76.6 million, $66.6 million and $64.1 million, respectively.
Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. We maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 7, "Income Taxes," for additional information.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
We lease retail stores, warehouse facilities, office space and equipment. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2033 with various renewal options for additional periods. The agreements, which are classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
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
Net gains (losses) from foreign currency transactions and derivatives are included in selling, general and administrative expenses and were $4.5 million, $1.6 million and $2.5 million in fiscal 2016, 2015 and 2014, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities and certain other foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. See Note 4, "Fair Value Measurements and Financial Instruments," for additional information regarding our foreign currency contracts.
Recently Adopted Accounting Pronouncements
In April 2015, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2015-03, Simplifying the Presentation of Debt Issuance Costs. This standard requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 became effective for interim and annual reporting periods beginning after December 15, 2015. We adopted this guidance as of January 31, 2016, and as a result have recast the January 30, 2016 consolidated balance sheet and information disclosed in Note 9 and Note 16 to conform to the current period presentation. The adoption of this standard reduced previously presented prepaid expenses and other current assets by $1.3 million, other noncurrent assets by $3.3 million and long-term debt by $4.6 million, for the period ended January 30, 2016 based upon the balance of unamortized debt financing costs relating to our senior notes due in 2019.
Recent Accounting Pronouncements
In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment. The update simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill and the carrying amount. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its estimated fair value. The updated standard is effective for fiscal years beginning after December 15, 2019, including interim periods within those years, with early adoption permitted. We intend to early adopt this standard in the first quarter of fiscal year 2017 and do not anticipate that it will have a material impact to our consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The updated standard is effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. The amendments in the ASU should be adopted on a retrospective basis unless it is impracticable to apply, in which case the amendments should be applied prospectively as of the earliest date practicable. We are currently evaluating the impact that this standard will have on our consolidated financial statements and disclosures.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting. The update simplifies several aspects of accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The updated standard is effective for fiscal years beginning after December 15, 2016, including interim periods within those years. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
In May 2014, the FASB issued Accounting Standards Update 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also required additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. The following subsequent ASUs either clarified or revised guidance set forth in ASU 2014-09:

•
In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year, with the option to adopt the standard as of the original effective date.

•
In March 2016, the FASB issued ASU 2016-08, Revenue from Contracts with Customers, which clarifies how an entity should identify the unit of accounting (i.e. the specified good or service) for the principal versus agent evaluation and how it should apply the control principle to certain types of arrangements.

The updated revenue recognition standards are effective for annual reporting periods beginning on or after December 15, 2017, with the option to early adopt for annual periods beginning after December 15, 2016. Entities may use either a full retrospective or modified retrospective transition approach in applying these ASUs. We currently anticipate adopting these standards in the first quarter of fiscal 2018 and applying the modified retrospective approach. We anticipate that the standards will affect the way that we recognize liabilities associated with our loyalty program, customer incentives and gift cards. We continue to evaluate the impact that this standard will have on our consolidated financial statements and footnote disclosures.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.	Asset Impairments
Fiscal 2016
We recognized impairment charges of $33.8 million in fiscal 2016 related to our evaluation of store property, equipment and other assets as well as certain intangible assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for fiscal 2016 is as follows (in millions):

	United States	Canada	Europe	Technology Brands	Total
Impairments of intangible assets	$—	$—	$7.4	$7.0	$14.4
Impairments of property, equipment and other assets - store impairments	0.3	0.2	2.3	16.6	19.4
Total	$0.3	$0.2	$9.7	$23.6	$33.8

There were no asset impairment charges in our Australia Video Game Brands segment during fiscal 2016.
Fiscal 2015
We recognized impairment charges of $4.6 million in fiscal 2015 related to our evaluation of store property, equipment and other assets as well as certain intangible assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for fiscal 2015 is as follows (in millions):

	United States	Europe	Technology Brands	Total
Impairments of intangible assets	$—	$0.2	$—	$0.2
Impairments of property, equipment and other assets - store impairments	2.8	0.6	1.0	4.4
Total	$2.8	$0.8	$1.0	$4.6

There were no asset impairment charges in our Canada or Australia Video Game Brands segments during fiscal 2015.
Fiscal 2014
We recognized impairment charges of $2.2 million in fiscal 2014 related to our evaluation of intangible assets and store property, equipment and other assets in situations where the asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
A summary of our asset impairment charges, by reportable segment, for fiscal 2014 is as follows (in millions):

	United States	Canada	Europe	Total
Impairments of intangible assets	$—	$—	$0.3	$0.3
Impairments of property, equipment and other assets - store impairments	0.6	0.4	0.9	1.9
Total	$0.6	$0.4	$1.2	$2.2

There were no asset impairment charges in our Australia Video Game Brands or Technology Brands segments during fiscal 2014.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.	Acquisitions and Divestitures
Fiscal 2016
Acquisition of Cellular World & Red Skye Wireless
On August 2, 2016, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets comprised of 436 stores from two authorized AT&T retailers, Cellular World and Red Skye Wireless. The purchase price consisted of $393.3 million in cash (net of $0.1 million of cash acquired), which includes the effect of working capital adjustments, and future contingent consideration that we estimate will range from $40.0 million to $50.0 million. The cash portion of the purchase price was funded with proceeds from our $475.0 million unsecured senior notes due in March 2021 combined with a draw on our revolving credit facility.
The contingent consideration includes two potential payments: (i) a $20.0 million payment contingent on the relocation of certain acquired stores to be completed by Cellular World, due the latter of August 2017 or when relocations are completed and (ii) an earn-out payment due in March 2018, contingent on the sales performance of certain acquired stores during calendar year 2017. We estimate that the second payment will range from $20.0 million to $30.0 million. We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration; see Note 4, "Fair Value Measurements and Financial Instruments," for additional information.
The estimated purchase price of the acquisition totaled $436.5 million, which includes the cash payment of $393.3 million plus the fair value of the contingent consideration of $43.2 million. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired
Merchandise inventories	$13.1
Prepaid expenses and other current assets	0.2
Property and equipment	23.9
Goodwill	239.1
Other intangible asset — dealer agreements	163.0
Other noncurrent assets	6.9
Total assets acquired	446.2
Liabilities assumed
Accounts payable	9.5
Accrued liabilities	0.2
Total liabilities assumed	9.7

Total estimated purchase price	$436.5
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
Subsequent to the acquisition date, the stores acquired from Cellular World and Red Skye Wireless contributed $136.6 million in net sales in fiscal 2016. Pro forma information cannot be presented due to the impracticability of obtaining separately identifiable historical financial data for the acquired stores.
Acquisition of Midwest Cellular
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Fiscal 2015
Acquisition of Geeknet, Inc.
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
Total consideration was $126.0 million, net of $13.9 million of cash acquired. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date (in millions):

Assets acquired
Receivables	$6.9
Merchandise inventories	25.6
Prepaid expenses and other current assets	12.5
Property and equipment	0.9
Deferred income taxes	2.8
Other non-current assets	0.1
Goodwill	52.2
Other intangible assets	33.4
Total assets acquired	134.4
Liabilities assumed
Accounts payable	3.6
Accrued liabilities	17.3
Deferred income taxes	(12.6)
Other long-term liabilities	0.1
Total liabilities assumed	8.4

Total purchase price	$126.0
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
Acquisitions in Technology Brands
In fiscal 2015, in connection with the continued expansion of our Technology Brands segment, Spring Mobile completed acquisitions of certain AT&T authorized retailers and Simply Mac completed an acquisition of an authorized Apple retailer for a total combined consideration of $141.5 million (net of cash acquired). We recorded $46.3 million of goodwill and $76.6 million of other intangible assets related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of the earliest period presented herein is not material to our consolidated financial statements.
Fiscal 2014
Acquisitions in Technology Brands
In fiscal 2014, in connection with the continued expansion of our Technology Brands business, Spring Mobile completed acquisitions of certain AT&T authorized retailers and Simply Mac completed acquisitions of certain authorized Apple retailers for total consideration of $93.3 million ($89.7 million net of cash acquired). We recorded indefinite-lived intangible assets of $76.8 million and goodwill of $4.5 million related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of each fiscal year presented herein is not material to our consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Divestiture of GameStope Iberia
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

4.	Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting standards require disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our foreign currency contracts, life insurance policies we own that have a cash surrender value, contingent consideration payable associated with acquisitions, and certain nonqualified deferred compensation liabilities.
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
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless, we recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration (see Note 3, "Acquisitions and Divestitures"). The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business. There was no material change in the fair value of the contingent consideration from the date of acquisition through January 28, 2017.
The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	January 28, 2017		January 30, 2016
	Level 2	Level 3	Level 2	Level 3
Assets:
Foreign currency contracts
Other current assets	$13.3	$—	$40.6	$—
Other noncurrent assets	0.1	—	0.1	—
Company-owned life insurance(1)	12.4	—	10.1	—
Total assets	$25.8	$—	$50.8	$—
Liabilities:
Foreign currency contracts
Accrued liabilities	$4.3	$—	$32.3	$—
Other long-term liabilities	0.1	—	0.5	—
Nonqualified deferred compensation(2)	1.0	—	1.1	—
Contingent consideration(3)	—	43.2	—	—
Total liabilities	$5.4	$43.2	$33.9	$—

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________
(1)    Recognized in other non-current assets in our consolidated balance sheets.
(2)    Recognized in accrued liabilities in our consolidated balance sheets.

(3)	Current portion of $20.0 million recognized in accrued liabilities and noncurrent portion of $23.2 million recognized in other long-term liabilities in our consolidated balance sheet.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $586.0 million and $925.3 million as of January 28, 2017 and January 30, 2016, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	Fiscal Year
	2016	2015	2014
Gains (losses) on the changes in fair value of derivative instruments	$20.0	$(5.2)	$28.9
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(15.5)	6.8	(26.4)
Total	$4.5	$1.6	$2.5
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, goodwill and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
In fiscal 2016, we recognized impairment charges associated with our Simply Mac dealer agreements and Micromania trade name of $7.0 million and $7.4 million, respectively, to reflect their estimated fair values of $11.0 million and $35.0 million, respectively. Also, in fiscal 2016, we recognized impairment charges associated with store property and equipment totaling $19.4 million to reflect its estimated fair value of zero. In fiscal 2015, we recognized impairment charges associated with store property and equipment and other intangible assets of $4.4 million and $0.2 million, respectively, to reflect their estimated fair values of zero.
The fair value measurements included in the goodwill, trade name and property and equipment impairment tests are primarily based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, revenue and cost estimates, discount rates, terminal values, royalty rates, and remaining useful lives. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," for further information related to our valuation methods.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of January 28, 2017, our unsecured 5.50% senior notes due in 2019 had a carrying value of $346.6 million and a fair value of $358.7 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $468.4 million and a fair value of $487.4 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

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

	January 28, 2017	January 30, 2016
Bankcard receivables	$39.5	$37.7
Vendor receivables	143.3	119.3
Technology brands carrier receivables	41.0	24.1
Other receivables	2.8	0.8
Allowance for doubtful accounts	(5.7)	(5.4)
Total receivables, net	$220.9	$176.5

6.	Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2015 and 2016 were as follows (in millions):

	United States	Canada	Australia	Europe	Technology Brands	Total
Balance at January 31, 2015	$1,143.3	$29.5	$72.1	$78.9	$66.6	$1,390.4
Acquisitions (Note 3)	52.2	—	—	—	46.3	98.5
Foreign currency translation adjustment	—	(2.6)	(6.4)	(3.2)	—	(12.2)
Balance at January 30, 2016	1,195.5	26.9	65.7	75.7	112.9	1,476.7
Acquisitions (Note 3)	4.2	—	—	—	239.1	243.3
Foreign currency translation adjustment	—	1.7	4.4	(0.9)	—	5.2
Balance at January 28, 2017	$1,199.7	$28.6	$70.1	$74.8	$352.0	$1,725.2
We perform an annual impairment test on the carrying value of our Goodwill as further described in Note 1, "Nature of Operations and Summary of Significant Accounting Policies." No goodwill impairment charges were recognized in fiscal 2016, 2015 and 2014. Cumulative goodwill impairment losses were $640.5 million as of January 28, 2017, of which $13.5 million, $100.3 million, $107.1 million and $419.6 million were attributable to our United States, Canada, Australia and Europe reporting units, respectively.
Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of January 28, 2017 and January 30, 2016 were as follows (in millions):

	January 28, 2017			January 30, 2016
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$43.7	$—	$43.7	$51.7	$—	$51.7
Dealer agreements	409.3	—	409.3	210.6	—	210.6
Intangible assets with finite lives:
Leasehold rights	86.4	(51.4)	35.0	87.5	(46.2)	41.3
Customer relationships	14.5	(4.1)	10.4	14.5	(1.5)	13.0
Other	39.5	(30.7)	8.8	39.1	(25.3)	13.8
Total	$593.4	$(86.2)	$507.2	$403.4	$(73.0)	$330.4
___________________

(1)
The change in the gross carrying amount of intangible assets from January 30, 2016 to January 28, 2017 is due to acquisitions (Note 3), impairments (Note 2), and the impact of exchange rate fluctuations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Indefinite-lived Intangible Assets
Trade names which were recorded as a result of acquisitions, primarily Micromania, are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing.
Dealer agreements represent acquired intangible assets which are associated with our Spring Mobile and Simply Mac businesses. These dealer agreements represent Spring Mobile's exclusive agreements with AT&T to operate AT&T stores as an “AT&T Authorized Retailer” and sell AT&T wireless contracts in its stores and Simply Mac’s exclusive agreements with Apple to operate Apple stores under the name “Simply Mac” and sell Apple products in its stores. The dealer agreement value recorded on our consolidated balance sheets represents a value associated with the rights and privileges afforded to us under these agreements. Our dealer agreements are considered indefinite-lived intangible assets as they are expected to contribute to cash flows indefinitely and are not subject to amortization, but are subject to annual impairment testing.
As a result of our annual impairment test of indefinite-lived intangible assets (see Note 1), we recognized impairments of $7.0 million related to our Simply Mac dealer agreements and $7.4 million related to our Micromania trade name. Recent revenue and profitability measures associated with Simply Mac and Micromania indicated that future revenue and profitability no longer supported the carrying value of these intangible assets.
Finite-lived Intangible Assets
Leasehold rights, the majority of which were recorded as a result of the purchase of SFMI Micromania SAS (“Micromania”) in 2008, represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term, not to exceed 20 years, with no residual value.
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
Other intangible assets include advertising relationships and favorable leasehold interests. Advertising relationships, which were recorded as a result of digital acquisitions, are relationships with advertisers who pay to place ads on our digital websites and are amortized on a straight-line basis over 10 years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.
As of January 28, 2017, the total weighted-average amortization period for the remaining intangible assets, excluding goodwill, was approximately 9.3 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2016, 2015 and 2014 was $15.0 million, $13.4 million and $12.0 million, respectively. The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Fiscal Year Ending on or around January 31,	Projected Amortization Expense
2018	$13.5
2019	11.3
2020	8.6
2021	6.0
2022	4.0
$43.4

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Income Taxes
The provision for income taxes consisted of the following (in millions):

	Fiscal Year
	2016	2015	2014
Current tax expense:
Federal	$143.8	$178.7	$158.4
State	13.5	16.3	18.0
Foreign	29.2	28.9	29.6
	186.5	223.9	206.0
Deferred tax expense (benefit):
Federal	(1.2)	0.2	29.3
State	(0.2)	3.6	(3.3)
Foreign	(33.6)	(5.3)	(16.8)
	(35.0)	(1.5)	9.2
Total income tax expense	$151.5	$222.4	$215.2
The components of earnings before income tax expense consisted of the following (in millions):

	Fiscal Year
	2016	2015	2014
United States	$446.8	$553.5	$558.8
International	57.9	71.7	49.5
Total	$504.7	$625.2	$608.3
The following is a reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations:

	Fiscal Year
	2016	2015	2014
Federal statutory tax rate	35.0%	35.0%	35.0%
State income taxes, net of federal effect	1.7	2.1	2.0
Foreign income tax rate differential	(0.9)	(1.0)	(0.4)
Change in valuation allowance	4.1	(0.9)	1.8
Change in unrecognized tax benefits	2.3	0.9	(0.2)
Subpart F income	1.3	0.9	2.7
Interest income from hybrid securities	(0.6)	(1.6)	(5.2)
Realization of losses in foreign operations not previously benefited(1)	(8.3)	—	(2.2)
Loss on investment in foreign subsidiary	(3.2)	—	—
Other (including permanent differences)(2)	(1.4)	0.2	1.9
	30.0%	35.6%	35.4%
___________________

(1)
In fiscal 2016, we adopted a plan of reorganization specific to certain foreign operations which resulted in our ability to recognize the benefit of foreign net operating loss carryforwards that were previously unrecognized in affected jurisdictions. As a result, we recognized a tax benefit of $42.1 million in the fourth quarter of fiscal 2016, which is subject to a partial valuation allowance of $14.8 million. The valuation allowance established for this tax benefit is reflected in the line item “Change in valuation allowance.”

(2)	Other is comprised of numerous items, none of which is greater than 1.75% of earnings before income taxes.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities which are presented in the table below (in millions). Certain prior year balances have been reclassified to conform to current year presentation.

	January 28, 2017	January 30, 2016
Deferred tax asset:
Inventory	$26.7	$26.5
Deferred rents	8.3	8.9
Stock-based compensation	12.0	16.5
Net operating losses	89.6	52.2
Customer liabilities	19.5	26.1
Property and equipment	3.4	—
Foreign tax credit carryover	4.1	3.9
Accrued compensation	26.3	25.9
Other	22.1	6.6
Total deferred tax assets	212.0	166.6
Valuation allowance	(39.4)	(18.8)
Total deferred tax assets, net	172.6	147.8
Deferred tax liabilities:
Property and equipment	—	(11.6)
Goodwill	(75.5)	(89.0)
Prepaid expenses	(5.3)	(6.6)
Intangible assets	(47.9)	(30.3)
Other	(7.9)	(0.9)
Total deferred tax liabilities	(136.6)	(138.4)
Net deferred tax assets	$36.0	$9.4
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$59.0	$39.0
Deferred income taxes - liabilities	$(23.0)	$(29.6)
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years 2010 through 2015. We do not anticipate any adjustments that would result in a material impact on our consolidated financial statements as a result of these audits. We are no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 30, 2010.
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
As of January 28, 2017, we have $25.4 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2017 through 2035, as well as $229.1 million of foreign NOL carryforwards that have no expiration date. In addition, we have $4.1 million of foreign tax credit carryforwards that expire in years 2022 through 2026. We also have $64.0 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2020 through 2035.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of January 28, 2017, the gross amount of unrecognized tax benefits was approximately $42.1 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of $36.5 million, exclusive of any benefits related to interest and penalties. A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	Fiscal Year
	2016	2015	2014
Beginning balance of unrecognized tax benefits	$31.9	$21.4	$20.6
Increases related to current period tax positions	3.5	4.0	1.0
Increases related to prior period tax positions	7.9	9.0	6.1
Reductions as a result of a lapse of the applicable statute of limitations	(0.2)	(1.0)	(0.5)
Reductions as a result of settlements with taxing authorities	(1.0)	(1.5)	(5.8)
Ending balance of unrecognized tax benefits	$42.1	$31.9	$21.4
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 28, 2017, January 30, 2016 and January 31, 2015, we had approximately $7.2 million, $4.9 million and $4.6 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $2.3 million, $0.4 million and $0.6 million of expense were recognized through income tax expense in fiscal 2016, 2015 and 2014. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 28, 2017.
Deferred income taxes have not been provided for on the approximately $671.1 million of undistributed earnings generated by certain foreign subsidiaries as of January 28, 2017 because we intend to permanently reinvest such earnings outside the United States. We do not currently require, nor do we have plans for, the repatriation of retained earnings from these subsidiaries. However, in the future, if we determine it is necessary to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to provide for income taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. The effective rate of tax on such repatriations may materially differ from the federal statutory tax rate, thereby having a material impact on tax expense in the year of repatriation; however, we cannot reasonably estimate the amount of such a tax event.

8.	Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	January 28, 2017	January 30, 2016
Customer liabilities	$342.5	$341.6
Deferred revenue	131.5	112.8
Employee benefits, compensation and related taxes	147.7	156.4
Checks and transfers yet to be presented for payment from zero balance cash accounts	268.4	264.9
Other taxes	52.0	52.9
Other accrued liabilities(1)	148.8	112.8
Total accrued liabilities	$1,090.9	$1,041.4

(1)	Includes the current portion of acquisition-related contingent consideration of $20.0 million. See Note 3, "Acquisitions and Divestitures" for additional information.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	January 28, 2017	January 30, 2016
2019 Senior Notes principal amount	$350.0	$350.0
2021 Senior Notes principal amount	475.0	—
Less: Unamortized debt financing costs(1)	(10.0)	(4.6)
Long-term debt, net	$815.0	$345.4
(1) Includes the reclassification of debt financing costs as of January 30, 2016 from "Prepaid expenses and other current assets" and “Other noncurrent assets” as a result of the Company adopting ASU 2015-03. See Note 1.
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and are being amortized as interest expense over the term of the notes. The 2019 Senior Notes were sold in a private placement and are not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the U.S. to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and is being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 28, 2017, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2016, we cumulatively borrowed $545.0 million and repaid $545.0 million under the Revolver. Average borrowings under the Revolver for fiscal 2016 were $42.8 million and our average interest rate on those borrowings was 2.5%. As of January 28, 2017, total availability under the Revolver was $354.0 million, with no outstanding borrowings and outstanding standby letters of credit of $8.4 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of January 28, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $10.7 million.

10.	Leases
We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2033 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Rent expense under operating leases was as follows (in millions):

	Fiscal Year
	2016	2015	2014
Minimum	$437.4	$394.5	$391.4
Percentage rentals	6.9	7.8	8.2
Total rent expense	$444.3	$402.3	$399.6
Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of January 28, 2017, are as follows (in millions):

Fiscal Year Ending on or around January 31,
2018	$388.6
2019	295.9
2020	202.3
2021	121.5
2022	68.6
Thereafter	117.7
$1,194.6

11.	Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases and other commercial commitments totaling $24.5 million as of January 28, 2017 and $15.7 million as of January 30, 2016.
See Note 10, "Leases," for information regarding commitments related to our noncancelable operating leases.
Contingencies
Acquisitions
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless, we recognized an acquisition-date liability of $43.2 million representing the fair value of future contingent consideration that we estimate will range from $40.0 million to $50.0 million. See Note 3, "Acquisitions and Divestitures" for additional information.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.	Common Stock and Share-Based Compensation
Common Stock
The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of Class A Common Stock will share in any dividend declared by the Board of Directors. In the event of our liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock.
Share Repurchase Activity. Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our Class A Common Stock. Since the beginning of fiscal 2011, each individual authorization has been $500 million. We generally seek Board of Directors’ approval for a new authorization before the existing program is fully utilized to ensure we maintain availability under a repurchase program. Repurchased shares are subsequently retired. Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional-paid in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings.
The following table summarizes our share repurchase activity during fiscal 2016, 2015 and 2014 (in millions, except average price paid per share):

	Fiscal Year
	2016	2015	2014
Total number of shares purchased	3.0	5.2	8.4
Average price per share	$24.94	$38.68	$39.50
Aggregate value of shares purchased	$75.1	$202.0	$333.4
As of January 28, 2017, we have $170.2 million remaining under our latest authorization from November 2014.
Dividends. In February 2012, our Board of Directors approved the initiation of a quarterly cash dividend to our stockholders of Class A Common Stock. We paid a total of $1.32 per share in dividends in fiscal 2014 and a total of $1.44 per share fiscal 2015. In fiscal 2016, we paid dividends of $1.48 per share of Class A Common Stock, totaling approximately $155.5 million. On February 28, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock. Future dividends will be subject to approval by our Board of Directors.
Share-Based Compensation
Effective June 2013, our stockholders voted to adopt the Amended and Restated 2011 Incentive Plan (the “Amended 2011 Incentive Plan”) to provide for issuance under the 2011 Incentive Plan of our Class A Common Stock. The Amended 2011 Incentive Plan provides a maximum aggregate amount of 9.25 million shares of Class A Common Stock with respect to which options may be granted and provides for a grant of cash, granting of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock and other share-based awards, which may include, without limitation, restrictions on the right to vote such shares and restrictions on the right to receive dividends on such shares. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from the grant date. Shares issued upon exercise of options and vesting of restricted stock awards are newly issued shares. Options and restricted shares granted after June 21, 2011 are issued under the 2011 Incentive Plan.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. We have not historically experienced material forfeitures with respect to the employees who currently receive stock option grants. There were no options granted during fiscal 2016 and 2015.
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
A summary of our stock option activity during fiscal 2016 is presented below:

	Shares (Millions)	Weighted- Average Exercise Price
Balance, January 30, 2016	1.4	$35.88
Exercised	—	22.58
Expired	(0.1)	47.40
Balance, January 28, 2017	1.3	35.43
The following table summarizes information as of January 28, 2017 concerning outstanding and exercisable options:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (Millions)	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Number Exercisable (Millions)	Weighted- Average Exercise Price
$20.32 - $38.52	0.9	5.26	$28.97	0.8	$27.88
$49.95	0.4	1.02	49.95	0.4	49.95
$20.32 - $49.95	1.3	3.96	$35.43	1.2	$35.19
The total intrinsic value of options exercised during fiscal 2016, 2015 and 2014 was $0.1 million, $6.7 million, and $10.7 million, respectively. The intrinsic value of both options exercisable and options outstanding was $0.3 million, as of January 28, 2017.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During fiscal 2016, 2015 and 2014, we included compensation expense relating to the grant of these options in the amount of $0.9 million, $2.6 million and $2.1 million, respectively, in selling, general and administrative expenses. As of January 28, 2017, there was $0.1 million of unrecognized compensation expense related to the nonvested portion of our stock options that is expected to be recognized over a period of less than one year.
Restricted Stock Awards
The fair value of each restricted stock award is recognized as compensation expense on a straight-line basis between the grant date and the date the restricted stock awards become fully vested. We grant restricted stock awards to certain of our employees, officers and non-employee directors. Restricted stock awards generally vest over a three-year period on the anniversary of the date of issuance, subject to continued service to the Company and, in some cases, subject to the attainment of certain performance measures.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our restricted stock awards activity during fiscal 2016:

	Shares (Millions)	Weighted- Average Grant Date Fair Value
Nonvested shares at January 30, 2016	1.5	$33.77
Granted	0.8	30.27
Vested	(0.9)	30.02
Forfeited	(0.1)	33.14
Nonvested shares at January 28, 2017	1.3	$34.31
In fiscal 2016, we granted 602 thousand shares of restricted stock most of which vest in equal annual installments over three years. At the same time, we granted an additional 206 thousand shares of restricted stock that are subject to performance targets which will be measured following the completion of fiscal 2017. These grants will vest one year after measurement to the extent earned. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
In fiscal 2015, we granted 646 thousand shares of restricted stock with a weighted-average grant date fair value of $40.34 per common share with fair value being determined by the quoted market price of our common stock on the date of grant. Included in this grant are 429 thousand shares of restricted stock that vest in equal annual installments over three years and 28 thousand shares of restricted stock that vest in a single installment over one year. Also included in this grant are 189 thousand shares of restricted stock that were subject to performance targets measured upon the completion of fiscal 2016, which were partially met. These grants will vest one year after measurement. Shares subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
During fiscal 2016, 2015 and 2014, we included compensation expense relating to the grants of restricted shares in the amounts of $16.9 million, $27.3 million and $19.4 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2016 compensation expense associated with the restricted shares is net of adjustments totaling $5.9 million relating to performance measures that were not fully met. As of January 28, 2017, there was $21.1 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.7 years.

13.	Earnings Per Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A reconciliation of shares used in calculating basic and diluted net income per common share is as follows (in millions, except per share data):

	Fiscal Year
	2016	2015	2014
Net income	$353.2	$402.8	$393.1

Weighted-average common shares outstanding	103.4	106.0	112.2
Dilutive effect of stock options and restricted stock awards	0.4	0.7	1.0
Weighted-average diluted common shares	103.8	106.7	113.2

Basic earnings per share	$3.42	$3.80	$3.50
Diluted earnings per share	$3.40	$3.78	$3.47

Anti-dilutive stock options and restricted stock awards	1.4	1.0	1.6

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.	Employees’ Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, for a maximum of $18 thousand a year for 2016, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during fiscal 2016, 2015 and 2014, were $7.8 million, $6.3 million and $5.2 million, respectively.

15.	Significant Products
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions). We have revised the classification of sales and gross profit of mobile and consumer electronics and other when presenting financial information for significant product categories in this Annual Report on Form 10-K ("Report"). Prior to this Report, we presented a product category labeled "mobile and consumer electronics" which was comprised of mobile and consumer electronics sold through our Video Game Brands segments and Technology Brands segment. We also included sales and gross profit of collectibles in "Other." In this Report, sales and gross profit of mobile and consumer electronics generated by our Technology Brands segment are separately presented as "Technology Brands" and sales and gross profit of mobile and consumer electronics generated by our Video Game Brands segments are included in "Other." In addition, sales and gross profit of collectibles are separately presented as "Collectibles." We believe this presentation of our product categories is more meaningful to our investors considering (i) gross margins of mobile and consumer electronics in our Technology Brands segment differ from our Video Game Brands segments and (ii) sales of collectibles have grown significantly. Sales and gross profit data for prior periods have been recast to the current period presentation.

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$1,396.7	16.2%	$1,944.7	20.8%	$2,028.7	21.8%
New video game software	2,493.4	29.0	2,905.1	31.0	3,089.0	33.2
Pre-owned and value video game products	2,254.1	26.2	2,374.7	25.4	2,389.3	25.7
Video game accessories	676.7	7.9	703.0	7.5	653.6	7.1
Digital	181.0	2.1	188.3	2.0	216.3	2.3
Technology Brands(2)	814.0	9.5	534.0	5.7	328.6	3.5
Collectibles	494.1	5.7	309.7	3.3	75.8	0.8
Other(3)	297.9	3.4	404.3	4.3	514.7	5.6
Total	$8,607.9	100.0%	$9,363.8	100.0%	$9,296.0	100.0%

	Fiscal Year 2016		Fiscal Year 2015		Fiscal Year 2014
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$154.2	11.0%	$175.5	9.0%	$196.6	9.7%
New video game software	600.4	24.1	689.3	23.7	716.9	23.2
Pre-owned and value video game products	1,044.1	46.3	1,114.5	46.9	1,146.3	48.0
Video game accessories	235.2	34.8	255.5	36.3	246.1	37.7
Digital	155.5	85.9	149.6	79.4	152.0	70.3
Technology Brands(2)	554.6	68.1	306.6	57.4	169.1	51.5
Collectibles	171.6	34.7	116.6	37.6	31.9	42.1
Other(3)	93.7	31.5	110.7	27.4	117.0	22.7
Total	$3,009.3	35.0%	$2,918.3	31.2%	$2,775.9	29.9%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.	Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game systems, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in four countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2016, 2015 and 2014.
Information on segments and the reconciliation of segment profit to earnings (loss) before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended January 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,488.9	$382.0	$609.5	$1,313.5	$814.0	$8,607.9

Segment operating earnings	430.2	22.4	34.9	26.0	44.2	557.7
Interest income						0.8
Interest expense						(53.8)
Earnings before income taxes						$504.7

Other Information:
Goodwill	$1,199.7	$28.6	$70.1	$74.8	$352.0	$1,725.2
Other long-lived assets	285.5	23.0	56.5	214.6	530.4	1,110.0
Total assets	2,583.3	271.6	434.6	567.9	1,118.5	4,975.9
Income tax expense (benefit)	140.6	6.0	7.7	(15.1)	12.3	151.5
Depreciation and amortization	92.9	3.8	9.4	25.0	34.1	165.2
Capital expenditures	$61.8	$1.3	$15.1	$25.8	$38.7	$142.7

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8

Segment operating earnings	504.3	29.4	38.7	48.8	27.0	648.2
Interest income						0.4
Interest expense						(23.4)
Earnings before income taxes						$625.2

Other Information:
Goodwill	$1,195.5	$26.9	$65.7	$75.7	$112.9	$1,476.7
Other long-lived assets	329.9	17.6	47.0	200.3	321.3	916.1
Total assets	2,698.5	259.2	382.2	401.7	588.7	4,330.3
Income tax expense	195.0	6.1	8.3	4.1	8.9	222.4
Depreciation and amortization	98.8	3.5	8.8	24.3	21.2	156.6
Capital expenditures	$76.9	$4.4	$12.8	$20.2	$58.9	$173.2

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Fiscal Year Ended January 31, 2015	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,193.5	$476.4	$644.7	$1,652.8	$328.6	$9,296.0

Segment operating earnings	483.2	28.3	38.0	35.9	32.9	618.3
Interest income						0.7
Interest expense						(10.7)
Earnings before income taxes						$608.3

Other Information:
Goodwill	$1,143.3	$29.5	$72.1	$78.9	$66.6	$1,390.4
Other long-lived assets	324.0	18.4	46.4	214.1	185.9	788.8
Total assets	2,734.4	252.1	382.5	527.2	344.2	4,240.4
Income tax expense (benefit)	198.1	4.2	8.4	(6.7)	11.2	215.2
Depreciation and amortization	102.5	3.8	9.6	30.8	7.7	154.4
Capital expenditures	$92.3	$5.1	$11.2	$19.9	$31.1	$159.6

17.	Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 28, 2017 and January 30, 2016 (in millions, except per share amounts). The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2016				Fiscal Year 2015
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Net sales	$1,971.5	$1,631.8	$1,959.2	$3,045.4	$2,060.6	$1,761.9	$2,016.3	$3,525.0
Gross profit	675.5	617.7	708.2	1,007.9	639.0	580.5	655.6	1,043.2
Operating earnings	114.0	58.3	98.8	286.6	123.9	51.7	90.7	381.9
Net income	65.8	27.9	50.8	208.7	73.8	25.3	55.9	247.8
Earnings per share:
Basic(2)	$0.63	$0.27	$0.49	$2.04	$0.68	$0.24	$0.53	$2.38
Diluted(2)	0.63	0.27	0.49	2.04	0.68	0.24	0.53	2.36
Dividend declared per common share	$0.37	$0.37	$0.37	$0.37	$0.36	$0.36	$0.36	$0.36
___________________
The following footnotes are discussed as pretax expenses.

(1)
The results of operations for the fourth quarter of fiscal 2016 include asset impairments of $33.8 million. The results of operations for the fourth quarter of fiscal 2015 include asset impairments of $4.6 million.

(2)	The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.2	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.3	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

4.4	First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National	Current Report on Form 8-K	March 9, 2016

4.5	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary	Current Report on Form 8-K	March 9, 2016

4.6	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

10.1*	Fourth Amended and Restated 2001 Incentive Plan.	Definitive Proxy Statement for 2009 Annual Meeting of Stockholders	May 22, 2009

10.2*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.3*	Second Amended and Restated Supplemental Compensation Plan.	Definitive Proxy Statement for 2008 Annual Meeting of Stockholders	May 23, 2008

10.4*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.5*	Form of Restricted Share Agreement.	Current Report on Form 8-K	March 9, 2015

10.6*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.7*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.	Current Report on Form 8-K	May 13, 2013

10.8*	Executive Employment Agreement between GameStop Corp. and J. Paul Raines, as amended and restated on November 13, 2013.	Current Report on Form 8-K	November 15, 2013

10.9*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.	Current Report on Form 8-K	May 13, 2013

10.10*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.11*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.	Current Report on Form 8-K	May 13, 2013

10.12*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.	Annual Report on Form 10-K for the fiscal year ended February 1, 2014	April 2, 2014

10.13*	Retirement Policy.	Current Report on Form 8-K	March 11, 2014

10.15	Mortgage, Security Agreement, and Assignment and Deeds of Trust, dated October 11, 2005, between GameStop of Texas, L.P. and Bank of America, N.A., as Collateral Agent.	Current Report on Form 8-K	October 12, 2005

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
		Current Report on Form 8-K	September 16, 2014

10.22*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael T. Buskey.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

10.23*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Troy W. Crawford.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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