Form 10-Q
period 2017-04-29
GameStop Corp.
filed 2017-06-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2017
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
(817) 424-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐
(Do not check if a smaller reporting company)
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of May 30, 2017: 101,263,816

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	April 29, 2017	April 30, 2016	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$311.9	$473.6	$669.4
Receivables, net	172.5	139.0	220.9
Merchandise inventories, net	1,216.9	1,264.1	1,121.5
Prepaid expenses and other current assets	145.7	160.4	128.9
Total current assets	1,847.0	2,037.1	2,140.7
Property and equipment:
Land	18.6	18.2	18.6
Buildings and leasehold improvements	727.4	692.2	724.5
Fixtures and equipment	938.4	892.1	931.4
Total property and equipment	1,684.4	1,602.5	1,674.5
Less accumulated depreciation	1,230.8	1,119.2	1,203.5
Net property and equipment	453.6	483.3	471.0
Deferred income taxes	73.2	38.8	59.0
Goodwill	1,724.9	1,493.0	1,725.2
Other intangible assets, net	512.7	332.4	507.2
Other noncurrent assets	72.0	61.4	72.8
Total noncurrent assets	2,836.4	2,408.9	2,835.2
Total assets	$4,683.4	$4,446.0	$4,975.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$526.1	$608.5	$616.6
Accrued liabilities	845.4	707.4	1,090.9
Income taxes payable	94.1	50.1	54.0
Total current liabilities	1,465.6	1,366.0	1,761.5
Deferred income taxes	23.0	30.1	23.0
Long-term debt, net	815.7	812.4	815.0
Other long-term liabilities	110.2	81.4	122.3
Total long-term liabilities	948.9	923.9	960.3
Total liabilities	2,414.5	2,289.9	2,721.8
Commitments and Contingencies (Note 4)
Stockholders’ equity:
Class A common stock — $.001 par value; 300.0 shares authorized; 101.3, 104.0 and 101.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	2.6	—	—
Accumulated other comprehensive loss	(55.5)	(39.6)	(47.3)
Retained earnings	2,321.7	2,195.6	2,301.3
Total stockholders’ equity	2,268.9	2,156.1	2,254.1
Total liabilities and stockholders’ equity	$4,683.4	$4,446.0	$4,975.9
See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net sales	$2,045.9	$1,971.5
Cost of sales	1,343.4	1,296.0
Gross profit	702.5	675.5
Selling, general and administrative expenses	563.5	520.8
Depreciation and amortization	37.9	40.7
Operating earnings	101.1	114.0
Interest income	(0.2)	(0.2)
Interest expense	14.1	11.0
Earnings before income tax expense	87.2	103.2
Income tax expense	28.2	37.4
Net income	$59.0	$65.8

Dividends per common share	$0.38	$0.37

Earnings per share:
Basic	$0.58	$0.63
Diluted	$0.58	$0.63
Weighted-average shares outstanding:
Basic	101.3	103.8
Diluted	101.4	104.2

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$59.0	$65.8
Other comprehensive income (loss):
Foreign currency translation adjustment	(8.2)	49.2
Total comprehensive income	$50.8	$115.0

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 29, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	59.0	59.0
Foreign currency translation	—	—	—	(8.2)	—	(8.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.6)	(38.6)
Stock-based compensation expense	—	—	5.9	—	—	5.9
Settlement of stock-based awards	0.3	—	(3.3)	—	—	(3.3)
Balance at April 29, 2017	101.3	$0.1	$2.6	$(55.5)	$2,321.7	$2,268.9

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income	—	—	—	—	65.8	65.8
Foreign currency translation	—	—	—	49.2	—	49.2
Dividends declared, $0.37 per common share	—	—	—	—	(39.0)	(39.0)
Stock-based compensation expense	—	—	6.7	—	—	6.7
Settlement of stock-based awards (including tax benefit of $0.0)	0.7	—	(6.7)	—	(0.9)	(7.6)
Balance at April 30, 2016	104.0	$0.1	$—	$(39.6)	$2,195.6	$2,156.1

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Cash flows from operating activities:
Net income	$59.0	$65.8
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	38.3	41.0
Stock-based compensation expense	5.9	6.7
Deferred income taxes	(14.2)	—
Loss on disposal of property and equipment	2.3	1.9
Other	16.4	6.9
Changes in operating assets and liabilities:
Receivables, net	48.7	39.4
Merchandise inventories	(114.9)	(87.6)
Prepaid expenses and other current assets	(10.1)	(9.3)
Prepaid income taxes and income taxes payable	28.9	(88.9)
Accounts payable and accrued liabilities	(324.3)	(351.0)
Changes in other long-term liabilities	7.2	(1.0)
Net cash flows used in operating activities	(256.8)	(376.1)
Cash flows from investing activities:
Purchase of property and equipment	(20.0)	(29.4)
Acquisitions, net of cash acquired	(8.5)	(0.9)
Other	1.3	2.4
Net cash flows used in investing activities	(27.2)	(27.9)
Cash flows from financing activities:
Repayments of acquisition-related debt	—	(0.2)
Repurchase of common shares	(22.0)	(10.0)
Dividends paid	(39.7)	(40.9)
Proceeds from senior notes	—	475.0
Borrowings from the revolver	—	100.0
Repayments of revolver borrowings	—	(100.0)
Payments of financing costs	—	(8.1)
Issuance of common stock, net of share repurchases for withholdings taxes	(3.3)	(7.6)
Net cash flows (used in) provided by financing activities	(65.0)	408.2
Exchange rate effect on cash and cash equivalents	(8.5)	19.0
(Decrease) increase in cash and cash equivalents	(357.5)	23.2
Cash and cash equivalents at beginning of period	669.4	450.4
Cash and cash equivalents at end of period	$311.9	$473.6

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of April 29, 2017, GameStop's retail network and family of brands include 7,503 company-operated stores in the United States, Australia, Canada and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores and Cricket branded pre-paid wireless stores.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 28, 2017 (the “2016 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended April 29, 2017 are not indicative of the results to be expected for the 53 weeks ending February 3, 2018 (“fiscal 2017”).
Restricted Cash
Restricted cash of $10.3 million, $10.5 million and $10.2 million as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On May 23, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on June 20, 2017 to stockholders of record at the close of business on June 7, 2017. Future dividends will be subject to approval by our Board of Directors.
Adoption of New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill and the carrying amount. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its estimated fair value. We early adopted this updated standard which did not have an impact to our consolidated financial statements.
In October 2016, the FASB issued ASU 2016-16, Accounting for Income Taxes: Intra-Entity Asset Transfers of Assets Other than Inventory, which eliminates the exception to defer the tax effects of intra-entity asset transfers (intercompany sales). Prior to this update, the tax effects of intra-entity asset transfers were deferred until the transferred asset was sold to a third party or otherwise recovered through use, which was an exception to the general requirement for comprehensive recognition of current and deferred income taxes. We early adopted this updated standard, effective January 29, 2017, and as a result we recognize tax expense or benefit from intercompany sales of assets other than inventory in the period in which the transaction occurs.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits and deficiencies through earnings and present the related cash flows in operating activities in the statement of cash flows, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to maximum statutory rate and its classification in the statement of cash flows. As a result of the adoption of this updated standard, effective January 29, 2017, excess tax benefits and deficiencies are recognized in our results of operations and are presented in cash flows from operating activities in our statement of cash flows on a prospective basis. In addition, we elected to recognize actual forfeitures of stock-based awards as they occur. The adoption of this updated standard did not result in a material impact to our unaudited consolidated financial statements.
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also required additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. The following subsequent ASUs either clarified or revised guidance set forth in ASU 2014-09:

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

The updated revenue recognition standards are effective for annual reporting periods beginning on or after December 15, 2017, with the option to early adopt for annual periods beginning after December 15, 2016. Entities may use either a full retrospective or modified retrospective transition approach in applying these ASUs. We currently anticipate adopting these standards in the first quarter of fiscal 2018 and applying the modified retrospective approach. We anticipate that the standards will affect the way that we recognize liabilities associated with our loyalty program and gift cards. We continue to evaluate the impact that this standard will have on our consolidated financial statements and footnote disclosures.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.	Fair Value Measurements and Financial Instruments
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
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless during the fiscal year ended January 28, 2017 ("fiscal 2016"), we recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business. There was no material change in the fair value of the contingent consideration from the date of acquisition through April 29, 2017.
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	April 29, 2017		April 30, 2016		January 28, 2017
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$2.5	$—	$21.4	$—	$13.3	$—
Other noncurrent assets	0.3	—	—	—	0.1	—
Company-owned life insurance(1)	12.6	—	10.3	—	12.4	—
Total assets	$15.4	$—	$31.7	$—	$25.8	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$6.5	$—	$10.9	$—	$4.3	$—
Other long-term liabilities	0.6	—	—	—	0.1	—
Nonqualified deferred compensation(2)	1.1	—	1.2	—	1.0	—
Contingent consideration(3)	—	43.2	—	—	—	43.2
Total liabilities	$8.2	$43.2	$12.1	$—	$5.4	$43.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.

(3)
As of April 29, 2017, $43.2 million was included in accrued liabilities in our unaudited condensed consolidated balance sheets. As of January 28, 2017, the current portion of $20.0 million was included in accrued liabilities and the noncurrent portion of $23.2 million was included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $457.2 million, $804.4 million and $586.0 million as of April 29, 2017, April 30, 2016 and January 28, 2017, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
(Losses) gains on the change in fair value of derivative instruments	$(8.0)	$2.1
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	8.3	(0.5)
Total	$0.3	$1.6
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, goodwill and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended April 29, 2017 or April 30, 2016.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of April 29, 2017, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $347.0 million and a fair value of $358.3 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $468.7 million and a fair value of$490.4 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.	Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	April 29, 2017	April 30, 2016	January 28, 2017
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(9.3)	(12.6)	(10.0)
Long-term debt, net	$815.7	$812.4	$815.0
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of April 29, 2017, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended April 29, 2017, we had no borrowings or repayments under the Revolver. As of April 29, 2017, total availability under the Revolver was $392.5 million, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 29, 2017, there was a $1.3 million cash overdraft outstanding under the Line of Credit and bank guarantees outstanding totaled $9.7 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

4.	Commitments and Contingencies
Commitments
During the 13 weeks ended April 29, 2017, there were no material changes to our commitments as disclosed in our 2016 Annual Report on Form 10-K.
Contingencies
Acquisitions
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless, we recognized an acquisition-date liability of $43.2 million representing the fair value of future contingent consideration that we estimate will range from $40.0 million to $50.0 million. As of April 29, 2017, there has not been a material change to the liability since the acquisition date.
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

5.	Earnings per Share
Basic net income per common share is computed by dividing the net income available to common stockholders by the weighted- average number of common shares outstanding during the period. Diluted net income per common share is computed by dividing the net income available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive.
A reconciliation of shares used in calculating basic and diluted net income per common share is as follows (in millions, except per share data):

	13 Weeks Ended
	April 29, 2017	April 30, 2016
Net income	$59.0	$65.8

Basic weighted average common shares outstanding	101.3	103.8
Dilutive effect of stock options and restricted stock awards	0.1	0.4
Diluted weighted average common shares outstanding	101.4	104.2

Basic earnings per share	$0.58	$0.63
Diluted earnings per share	$0.58	$0.63

Anti-dilutive stock options and restricted stock awards	2.2	1.2

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

6.	Significant Products
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions).

	13 Weeks Ended
	April 29, 2017		April 30, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$389.9	19.1%	$312.9	15.9%
New video game software	520.5	25.4	567.2	28.8
Pre-owned and value video game products	526.2	25.7	560.9	28.5
Video game accessories	176.1	8.6	162.7	8.2
Digital	44.1	2.2	42.8	2.2
Technology Brands(2)	201.4	9.8	165.8	8.4
Collectibles	114.5	5.6	82.3	4.2
Other(3)	73.2	3.6	76.9	3.8
Total	$2,045.9	100.0%	$1,971.5	100.0%

	13 Weeks Ended
	April 29, 2017		April 30, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$38.1	9.8%	$28.3	9.0%
New video game software	113.7	21.8	127.9	22.5
Pre-owned and value video game products	253.7	48.2	263.2	46.9
Video game accessories	55.9	31.7	57.1	35.1
Digital	36.1	81.9	37.0	86.4
Technology Brands(2)	144.6	71.8	109.7	66.2
Collectibles	35.2	30.7	28.6	34.8
Other(3)	25.2	34.4	23.7	30.8
Total	$702.5	34.3%	$675.5	34.3%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia, and Guam; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, our leading web and mobile gaming platform. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail operations in 10 European countries and e-commerce operations in four countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended April 29, 2017 and April 30, 2016.
The reconciliation of segment operating earnings to earnings (loss) before income taxes for the 13 weeks ended April 29, 2017 and April 30, 2016 is as follows (in millions):

13 weeks ended April 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,339.5	$89.9	$136.7	$278.4	$201.4	$2,045.9
Segment operating earnings	85.9	2.2	1.8	0.1	11.1	101.1
Interest income						0.2
Interest expense						(14.1)
Earnings before income taxes						$87.2

13 weeks ended April 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,368.6	$77.7	$109.9	$249.5	$165.8	$1,971.5
Segment operating earnings (loss)	94.4	3.8	0.5	(3.5)	18.8	114.0
Interest income						0.2
Interest expense						(11.0)
Earnings before income taxes						$103.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 27, 2017 (the “2016 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors which may cause actual results to vary materially from these forward-looking statements.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of April 29, 2017, GameStop's retail network and family of brands include 7,503 company-operated stores in the United States, Australia, Canada and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores and Cricket branded pre-paid wireless stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending February 3, 2018 ("fiscal 2017") consists of 53 weeks and the fiscal year ended January 28, 2017 ("fiscal 2016") consists of 52 weeks. Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter which includes the holiday selling season.
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles from Sony and Microsoft include the Sony PlayStation 4 and Microsoft Xbox One, which were introduced in 2013. In 2016, Sony and Microsoft released refreshes to these consoles. Nintendo introduced its new console, Nintendo Switch, in March 2017. Additionally, Sony introduced its virtual reality hardware, PlayStation VR, in October 2016.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and we regularly evaluate potential acquisition opportunities, some of which could be material. From fiscal 2013 through April 29, 2017, we have grown our store count of AT&T authorized retailers by 1,234 stores, primarily through acquisitions. In 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we acquired ThinkGeek in 2015, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
In our discussion of the results of operations, we refer to comparable store sales which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks ended April 29, 2017 compares the 13 weeks for the period ended April 29, 2017 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable stores sales, but replacing sales with gross profit in the calculation. Our method of calculating comparable store gross profit may not be the same as other retailers’ methods.
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	April 29, 2017		April 30, 2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$2,045.9	100.0%	$1,971.5	100.0%
Cost of sales	1,343.4	65.7	1,296.0	65.7
Gross profit	702.5	34.3	675.5	34.3
Selling, general and administrative expenses	563.5	27.5	520.8	26.4
Depreciation and amortization	37.9	1.9	40.7	2.1
Operating earnings	101.1	4.9	114.0	5.8
Interest expense, net	13.9	0.6	10.8	0.6
Earnings before income tax expense	87.2	4.3	103.2	5.2
Income tax expense	28.2	1.4	37.4	1.9
Net income	$59.0	2.9%	$65.8	3.3%
We include purchasing, receiving and distribution costs in selling, general and administrative expenses ("SG&A") in the statement of operations. We include processing fees associated with purchases made by check and credit cards in cost of sales in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in SG&A. The net effect of these classifications as a percentage of sales has not historically been material.
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended
	April 29, 2017		April 30, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$389.9	19.1%	$312.9	15.9%
New video game software	520.5	25.4	567.2	28.8
Pre-owned and value video game products	526.2	25.7	560.9	28.5
Video game accessories	176.1	8.6	162.7	8.2
Digital	44.1	2.2	42.8	2.2
Technology Brands(2)	201.4	9.8	165.8	8.4
Collectibles	114.5	5.6	82.3	4.2
Other(3)	73.2	3.6	76.9	3.8
Total	$2,045.9	100.0%	$1,971.5	100.0%

	13 Weeks Ended
	April 29, 2017		April 30, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$38.1	9.8%	$28.3	9.0%
New video game software	113.7	21.8	127.9	22.5
Pre-owned and value video game products	253.7	48.2	263.2	46.9
Video game accessories	55.9	31.7	57.1	35.1
Digital	36.1	81.9	37.0	86.4
Technology Brands(2)	144.6	71.8	109.7	66.2
Collectibles	35.2	30.7	28.6	34.8
Other(3)	25.2	34.4	23.7	30.8
Total	$702.5	34.3%	$675.5	34.3%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

13 weeks ended April 29, 2017 compared with the 13 weeks ended April 30, 2016

	13 Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
	($ in millions)
Net sales	$2,045.9	$1,971.5	$74.4	3.8%
Cost of sales	1,343.4	1,296.0	47.4	3.7
Gross profit	702.5	675.5	27.0	4.0
Selling, general and administrative expenses	563.5	520.8	42.7	8.2
Depreciation and amortization	37.9	40.7	(2.8)	(6.9)
Operating earnings	101.1	114.0	(12.9)	(11.3)
Interest expense, net	13.9	10.8	3.1	28.7
Earnings before income tax expense	87.2	103.2	(16.0)	(15.5)
Income tax expense	28.2	37.4	(9.2)	(24.6)
Net income	$59.0	$65.8	$(6.8)	(10.3)%

	13 Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$389.9	$312.9	$77.0	24.6%
New video game software	520.5	567.2	(46.7)	(8.2)
Pre-owned and value video game products	526.2	560.9	(34.7)	(6.2)
Video game accessories	176.1	162.7	13.4	8.2
Digital	44.1	42.8	1.3	3.0
Technology Brands(2)	201.4	165.8	35.6	21.5
Collectibles	114.5	82.3	32.2	39.1
Other(3)	73.2	76.9	(3.7)	(4.8)
Total	$2,045.9	$1,971.5	$74.4	3.8%

	13 Weeks Ended		Change
	April 29, 2017	April 30, 2016	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$38.1	$28.3	$9.8	34.6%
New video game software	113.7	127.9	(14.2)	(11.1)
Pre-owned and value video game products	253.7	263.2	(9.5)	(3.6)
Video game accessories	55.9	57.1	(1.2)	(2.1)
Digital	36.1	37.0	(0.9)	(2.4)
Technology Brands(2)	144.6	109.7	34.9	31.8
Collectibles	35.2	28.6	6.6	23.1
Other(3)	25.2	23.7	1.5	6.3
Total	$702.5	$675.5	$27.0	4.0%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $74.4 million, or 3.8%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016. The increase in net sales was primarily attributable to an increase in comparable store sales of 2.3% compared to the prior year period and an increase in sales in Technology Brands. The increase in comparable store sales was driven by an increase in sales of new video game hardware, collectibles and video game accessories. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The increase in net sales was due to the following:

•
New video game hardware sales increased $77.0 million, or 24.6%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily due to the launch of the Nintendo Switch in March 2017 which was partially offset by decreases in sales of other consoles.

•
Technology Brands sales increased $35.6 million, or 21.5%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily due to the acquisition and opening of stores within the Technology Brands segment.

•
Collectibles sales increased $32.2 million, or 39.1%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
Video game accessories increased $13.4 million, or 8.2%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily due to the release of the PlayStation VR in October 2016 and the recent release of the Nintendo Switch.

The increases described above were partially offset by the following:

•
New video game software sales decreased $46.7 million, or 8.2%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily due to weaker new title releases in the current year quarter, partially offset by sales of new video game software associated with the Nintendo Switch.

•
Pre-owned and value video game product sales decreased $34.7 million, or 6.2%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily due to the decrease in store traffic as a result of weaker new release titles in the current year quarter.

Cost of Sales
Cost of sales increased $47.4 million, or 3.7%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit increased $27.0 million, or 4.0%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016, and gross profit as a percentage of net sales of 34.3% was flat compared to the same period in the prior year. The increase in gross profit was driven by increases of $34.9 million in Technology Brands, primarily related to the growth through acquisitions and new store openings, $9.8 million in new video game hardware and $6.6 million in collectibles. These increases were partially offset by decreases in new video game software of $14.2 million and in pre-owned and value video game products of $9.5 million.

Gross profit as a percentage of sales increased in the current period for the following product categories:

•
Technology Brands increased to 71.8% in the 13 weeks ended April 29, 2017 from 66.2% in the 13 weeks ended April 30, 2016, due to the growth in the number of Spring Mobile stores which carry higher margins than the other businesses inside Technology Brands.

•
Pre-owned and value video game products increased to 48.2% in the 13 weeks ended April 29, 2017 from 46.9% in the 13 weeks ended April 30, 2016, due to lower promotional activities and an increase in gross margin in current generation video game products as the console cycle matures.

•	New video game hardware increased to 9.8% in the 13 weeks ended April 29, 2017 from 9.0% in the 13 weeks ended April 30, 2016.
Gross profit as a percentage of sales decreased in the current period for the following product categories:

•	New video game software decreased to 21.8% in the 13 weeks ended April 29, 2017 from 22.5% in the 13 weeks ended April 30, 2016.

•
Collectibles decreased to 30.7% in the 13 weeks ended April 29, 2017 from 34.8% in the 13 weeks ended April 30, 2016, due primarily to post-holiday promotions as well as mark downs associated with winding down our utilization of a third-party service provider for fulfillment of ThinkGeek sales.

The changes in gross profit from video game accessories, digital and other in the 13 weeks ended April 29, 2017 compared to the the 13 weeks ended April 30, 2016 were not significant.
Selling, General and Administrative Expenses
SG&A increased $42.7 million, or 8.2%, for the 13 weeks ended April 29, 2017 compared to the 13 weeks ended April 30, 2016. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands added 454 stores when compared to the prior year period.
Interest Expense, Net
Interest expense, net of $13.9 million for the 13 weeks ended April 29, 2017 increased $3.1 million from $10.8 million for the 13 weeks ended April 30, 2016 due to the $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 2021 (the "2021 Senior Notes") issued in March 2016.
Income Tax Expense
Income tax expense was $28.2 million, representing an effective tax rate of 32.3%, for the 13 weeks ended April 29, 2017, compared to $37.4 million, representing an effective tax rate of 36.2%, for the 13 weeks ended April 30, 2016. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by the relative mix of earnings across the jurisdictions within which we operate and certain discrete tax items recognized in the current year quarter.
Operating Earnings and Net Income
The factors described above led to operating earnings of $101.1 million for the 13 weeks ended April 29, 2017, or an 11.3% decrease from operating earnings of $114.0 million for the 13 weeks ended April 30, 2016. Net income was $59.0 million for the 13 weeks ended April 29, 2017, which represented a 10.3% decrease from net income of $65.8 million for the 13 weeks ended April 30, 2016.
SEGMENT PERFORMANCE
We report our business in the following segments: Video Game Brands, which consists of four geographic segments in the United States, Canada, Australia and Europe, and Technology Brands. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game hardware, software and accessories (which we refer to as video game products), new and pre-owned mobile devices and related accessories. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
With our presence in international markets, we have operations in several foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner.

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended April 29, 2017 compared with the 13 weeks ended April 30, 2016

As of and for the 13 weeks ended April 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,339.5	$89.9	$136.7	$278.4	$201.4	$2,045.9
Operating earnings	$85.9	$2.2	$1.8	$0.1	$11.1	$101.1
Segment operating data:
Store count	3,931	322	465	1,277	1,508	7,503
Comparable store sales(1)	(2.4)%	17.6%	18.2%	16.5%	n/a	2.3%

As of and for the 13 weeks ended April 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,368.6	$77.7	$109.9	$249.5	$165.8	$1,971.5
Operating earnings (loss)	$94.4	$3.8	$0.5	$(3.5)	$18.8	$114.0
Segment operating data:
Store count	3,962	325	446	1,287	1,054	7,074
Comparable store sales(1)	(6.6)%	(4.5)%	(1.4)%	(6.5)%	n/a	(6.2)%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended April 29, 2017, comparable store gross profit for our Technology Brands stores declined 18.7%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming. Net sales for the 13 weeks ended April 29, 2017 decreased $29.1 million, or 2.1%, compared to the 13 weeks ended April 30, 2016, primarily due to the 2.4% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of new video game software and pre-owned and value video game products, partially offset by an increase in sales of new video game hardware and collectibles. Operating earnings for the 13 weeks ended April 29, 2017 decreased $8.5 million compared to the prior year quarter. The decrease in operating earnings was primarily driven by the decrease in net sales.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended April 29, 2017 increased $12.2 million, or 15.7%, compared to the 13 weeks ended April 30, 2016, primarily due to the 17.6% increase in comparable store sales. This increase in comparable store sales was primarily the result of an increase in video game hardware and software due to the launch of the Nintendo Switch as well as an increase in sales of collectibles. Operating earnings for the 13 weeks ended April 29, 2017 decreased $1.6 million compared to the prior year quarter, driven primarily by a decline in gross profit of $1.5 million primarily as a result of a decline in pre-owned and value video game sales combined with a shift in product mix to new video game hardware which carries a lower gross margin compared to other product categories.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended April 29, 2017 increased $26.8 million, or 24.4%, compared to the 13 weeks ended April 30, 2016. The increase in net sales was primarily the result of an increase in comparable store sales of 18.2%, the positive impact of foreign exchange rate fluctuations of $3.2 million and the opening of 23 new Zing branded collectibles stores since the prior year quarter. The increase in comparable store sales was driven by video game hardware and software due to the launch of the Nintendo Switch as well as an increase in sales of collectibles. Operating earnings for the 13 weeks ended April 29, 2017 increased $1.3 million due to the increase in comparable store sales, partially offset by an increase in costs associated with expanding our collectibles store base.

Europe
Segment results for Europe include retail operations in 10 European countries and e-commerce operations. Net sales in the European segment for the 13 weeks ended April 29, 2017 increased $28.9 million, or 11.6%, compared to the 13 weeks ended April 30, 2016, primarily due to the increase in comparable store sales of 16.5%, partially offset by the negative impact of foreign exchange rate fluctuations of $13.0 million. The increase in comparable store sales was driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating earnings for the 13 weeks ended April 29, 2017 increased $3.6 million compared to the prior year quarter primarily due to the increase in sales related to the launch of the Nintendo Switch.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for the 13 weeks ended April 29, 2017 increased $35.6 million, or 21.5%, compared to the prior year period, as a result of acquisition activity and new store openings since the prior year quarter. The increase in sales was partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year quarter which also drove an 18.7% decline in comparable store gross profit. Operating earnings for the 13 weeks ended April 29, 2017 decreased $7.7 million compared to the prior year quarter, primarily due to residual closure costs associated with stores impaired and designated for closure in the fourth quarter of fiscal 2016 as a part of right-sizing our Technology Brands store portfolio.
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
As of April 29, 2017, we had total cash on hand of $311.9 million and an additional $392.5 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing stockholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 13 weeks ended April 29, 2017, cash used in operations was $256.8 million, compared to $376.1 million during the 13 weeks ended April 30, 2016. The decrease in cash used in operations of $119.3 million was primarily attributable to the timing of tax payments.
Cash used in investing activities was $27.2 million and $27.9 million during the 13 weeks ended April 29, 2017 and the 13 weeks ended April 30, 2016, respectively. The $0.7 million decrease in cash used in investing activities is primarily attributable to a decline in the purchase of property and equipment, partially offset by acquisition activity in our Technology Brands during the 13 weeks ended April 29, 2017 as compared to the prior year period.
Cash used in financing activities was $65.0 million during the 13 weeks ended April 29, 2017, compared to cash provided by financing activities of $408.2 million during the 13 weeks ended April 30, 2016. The change is primarily due to the issuance of our $475.0 million 2021 Senior Notes, in the prior year quarter.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We have an existing $400.0 million asset-backed revolving credit facility, including a $50.0 million letter of credit sublimit, that expires on March 25, 2019. The Revolver has an expansion feature to allow for an additional $200.0 million if certain conditions are met. Availability under the Revolver is subject to a monthly borrowing base calculation. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. The per annum interest is variable and is based on the London Interbank Offered (“LIBO”) rate or the prime rate, in each case plus an applicable margin. As of April 29, 2017, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Total availability under the Revolver was $392.5 million as of April 29, 2017, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million.

In March 2016, we issued the $475.0 million 2021 Senior Notes, with interest payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
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
See Note 3, “Debt,” to our consolidated financial statements for additional information related to our Revolver and Senior Notes.
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million uncommitted line of credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of April 29, 2017, there was a $1.3 million cash overdraft outstanding under the Line of Credit and bank guarantees outstanding totaled $9.7 million.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired 33 Technology Brands stores in the 13 weeks ended April 29, 2017.
Capital expenditures for fiscal 2017 are projected to be approximately $110 million to $120 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and other digital initiatives in support of our operations and new store openings and store remodels.
On March 1, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock, which represents an increase of 2.7%. On March 28, 2017 we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders of record on March 14, 2017. Additionally, on May 23, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on June 20, 2017 to stockholders of record at the close of business on June 7, 2017. Future dividends will be subject to approval by our Board of Directors.
CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. Other than the adoption of ASU 2016-16, as described in Note 1, "General Information," to our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those included in our 2016 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our 2016 Annual Report on Form 10-K as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a description of these risks and uncertainties.
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2016 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2016 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS
See Index to Exhibits.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 6, 2017

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 6, 2017

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