Form 10-Q
period 2017-07-29
GameStop Corp.
filed 2017-09-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of August 30, 2017: 101,307,160

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	July 29, 2017	July 30, 2016	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$262.1	$289.5	$669.4
Receivables, net	185.4	126.6	220.9
Merchandise inventories, net	1,140.6	1,093.0	1,121.5
Prepaid expenses and other current assets	202.5	175.3	128.9
Total current assets	1,790.6	1,684.4	2,140.7
Property and equipment:
Land	19.7	18.1	18.6
Buildings and leasehold improvements	753.4	698.8	724.5
Fixtures and equipment	965.7	899.9	931.4
Total property and equipment	1,738.8	1,616.8	1,674.5
Less accumulated depreciation	1,281.4	1,135.9	1,203.5
Net property and equipment	457.4	480.9	471.0
Deferred income taxes	73.2	39.0	59.0
Goodwill	1,698.0	1,490.0	1,725.2
Other intangible assets, net	512.1	369.7	507.2
Other noncurrent assets	78.5	69.6	72.8
Total noncurrent assets	2,819.2	2,449.2	2,835.2
Total assets	$4,609.8	$4,133.6	$4,975.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$469.8	$370.7	$616.6
Accrued liabilities	855.8	682.4	1,090.9
Income taxes payable	12.1	3.4	54.0
Total current liabilities	1,337.7	1,056.5	1,761.5
Deferred income taxes	22.3	30.1	23.0
Long-term debt, net	816.4	813.5	815.0
Other long-term liabilities	121.7	82.5	122.3
Total long-term liabilities	960.4	926.1	960.3
Total liabilities	2,298.1	1,982.6	2,721.8
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 101.3, 104.0 and 101.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	7.9	5.2	—
Accumulated other comprehensive loss	(1.1)	(38.8)	(47.3)
Retained earnings	2,304.8	2,184.5	2,301.3
Total stockholders’ equity	2,311.7	2,151.0	2,254.1
Total liabilities and stockholders’ equity	$4,609.8	$4,133.6	$4,975.9
See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net sales	$1,687.6	$1,631.8	$3,733.5	$3,603.3
Cost of sales	1,063.9	1,014.1	2,407.3	2,310.1
Gross profit	623.7	617.7	1,326.2	1,293.2
Selling, general and administrative expenses	542.4	518.4	1,105.9	1,039.2
Depreciation and amortization	37.7	41.0	75.6	81.7
Operating earnings	43.6	58.3	144.7	172.3
Interest income	—	(0.3)	(0.2)	(0.5)
Interest expense	14.4	13.9	28.5	24.9
Earnings before income tax expense	29.2	44.7	116.4	147.9
Income tax expense	7.0	16.8	35.2	54.2
Net income	$22.2	$27.9	$81.2	$93.7

Dividends per common share	$0.38	$0.37	$0.76	$0.74

Earnings per share:
Basic	$0.22	$0.27	$0.80	$0.90
Diluted	$0.22	$0.27	$0.80	$0.90
Weighted-average shares outstanding:
Basic	101.4	104.0	101.3	103.9
Diluted	101.5	104.3	101.4	104.2

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$22.2	$27.9	$81.2	$93.7
Other comprehensive income:
Foreign currency translation adjustment	54.4	0.8	46.2	50.0
Total comprehensive income	$76.6	$28.7	$127.4	$143.7

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 29, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	81.2	81.2
Foreign currency translation	—	—	—	46.2	—	46.2
Dividends declared, $0.76 per common share	—	—	—	—	(77.7)	(77.7)
Stock-based compensation expense	—	—	11.2	—	—	11.2
Settlement of stock-based awards	0.3	—	(3.3)	—	—	(3.3)
Balance at July 29, 2017	101.3	$0.1	$7.9	$(1.1)	$2,304.8	$2,311.7

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income	—	—	—	—	93.7	93.7
Foreign currency translation	—	—	—	50.0	—	50.0
Dividends declared, $0.74 per common share	—	—	—	—	(78.0)	(78.0)
Stock-based compensation expense	—	—	12.4	—	—	12.4
Settlement of stock-based awards (including tax deficiency of $0.3)	0.7	—	(7.2)	—	(0.9)	(8.1)
Balance at July 30, 2016	104.0	$0.1	$5.2	$(38.8)	$2,184.5	$2,151.0

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	26 Weeks Ended
	July 29, 2017	July 30, 2016
Cash flows from operating activities:
Net income	$81.2	$93.7
Adjustments to reconcile net income to net cash flows used in operating activities:
Depreciation and amortization (including amounts in cost of sales)	76.2	82.4
Stock-based compensation expense	11.2	12.4
Deferred income taxes	(14.2)	—
Excess tax benefits realized from exercise of stock-based awards	—	0.3
Loss on disposal of property and equipment	2.8	3.9
Gain on divestitures	(7.3)	—
Other	21.9	4.9
Changes in operating assets and liabilities:
Receivables, net	31.2	51.4
Merchandise inventories	(16.5)	68.5
Prepaid expenses and other current assets	(10.9)	(13.2)
Prepaid income taxes and income taxes payable	(92.4)	(147.8)
Accounts payable and accrued liabilities	(400.8)	(591.4)
Changes in other long-term liabilities	5.9	(1.3)
Net cash flows used in operating activities	(311.7)	(436.2)
Cash flows from investing activities:
Purchase of property and equipment	(47.2)	(66.1)
Acquisitions, net of cash acquired	(8.5)	(47.8)
Proceeds from divestitures	51.2	—
Other	0.4	4.9
Net cash flows used in investing activities	(4.1)	(109.0)
Cash flows from financing activities:
Repayments of acquisition-related debt	—	(0.2)
Repurchase of common shares	(22.0)	(10.0)
Dividends paid	(78.2)	(79.3)
Proceeds from senior notes	—	475.0
Borrowings from the revolver	333.0	100.0
Repayments of revolver borrowings	(333.0)	(100.0)
Payments of financing costs	—	(8.1)
Issuance of common stock, net of share repurchases for withholdings taxes	(3.3)	(7.8)
Excess tax benefits related to stock-based awards	—	(0.3)
Net cash flows (used in) provided by financing activities	(103.5)	369.3
Exchange rate effect on cash and cash equivalents	12.0	15.0
Decrease in cash and cash equivalents	(407.3)	(160.9)
Cash and cash equivalents at beginning of period	669.4	450.4
Cash and cash equivalents at end of period	$262.1	$289.5

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of July 29, 2017, GameStop's retail network and family of brands include 7,480 company-operated stores in the United States, Australia, Canada and Europe.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 28, 2017 (the “2016 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 26 weeks ended July 29, 2017 are not indicative of the results to be expected for the 53 weeks ending February 3, 2018.
Restricted Cash
Restricted cash of $14.7 million, $10.3 million and $10.2 million as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On August 21, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on September 21, 2017 to stockholders of record at the close of business on September 8, 2017. Future dividends will be subject to approval by our Board of Directors.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which simplifies several aspects of accounting for employee share-based payment transactions. The amendments of the updated standard include, among other things, the requirement to recognize excess tax benefits and deficiencies through earnings and present the related cash flows in operating activities in the statement of cash flows, the election of a policy to either estimate forfeitures when determining periodic expense or recognize actual forfeitures when they occur, and an increase in the allowable income tax withholding from the minimum to maximum statutory rate and its classification in the statement of cash flows. As a result of the adoption of this updated standard, effective January 29, 2017, excess tax benefits and deficiencies are recognized in our results of operations and are presented in cash flows from operating activities in our statement of cash flows on a prospective basis. In addition, we elected to recognize actual forfeitures of stock-based awards as they occur. The adoption of this updated standard did not result in a material impact to our consolidated financial statements.
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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also required additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delays the effective date of ASU 2014-09 by one year to December 15, 2017 (with early adoption permitted). In 2016, the FASB issued several ASUs that further amended the new revenue standard in the areas of principal versus agent evaluation, licenses of intellectual property, identifying performance obligations, and other clarifications and technical corrections. Entities may use either a full retrospective or modified retrospective transition approach in applying these ASUs. We plan to adopt these new standards in the first quarter of fiscal 2018 and intend to utilize the modified retrospective transition approach. We do not expect the adoption of the new revenue standards to have a material impact to our consolidated balance sheets, statements of operations or statements of cash flows.

Based on our ongoing evaluation, we expect that the new revenue standards will primarily impact the accounting of our PowerUp Rewards loyalty program and the recognition of breakage associated with our gift cards liability. For our loyalty program, we currently estimate the net cost of the rewards that will be issued and redeemed and record this cost (presented as cost of sales) and the associated balance sheet liability as points are accumulated by our loyalty program members. Under the new standards, the transaction price will be allocated between the product(s) sold and loyalty points earned, where the portion allocated to the loyalty points will be initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration of the loyalty points. Estimated breakage on unused gift cards and merchandise credit liabilities is currently recognized on a quarterly basis (recorded to cost of sales) for balances older than two years to the extent that we believe the likelihood of redemption is remote. Under the new standards, we will recognize breakage in revenue based on and in proportion to historical redemption patterns, regardless of the age of the unused gift cards and merchandise credit liabilities. Significant items yet to be finalized in our implementation efforts include quantification of the cumulative-effect adjustments to be recorded upon adoption, which we do not expect to be material; our ongoing evaluation of changes to business processes and related controls; and the impact of the new revenue-related disclosure requirements to our consolidated financial statements.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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

2.	Divestitures
On July 21, 2017, we sold our ownership interest in Kongregate, a web and mobile gaming platform and publisher of mobile games, for proceeds of $54.7 million, net of transaction costs, of which $3.5 million is restricted cash held in escrow primarily for indemnification purposes. We recognized a gain on the sale of $7.3 million, net of tax, which is classified in selling, general and administrative expenses in our consolidated statements of operations for the 13 weeks and 26 weeks ended July 29, 2017. The disposed net assets of Kongregate primarily consisted of goodwill.

3.	Fair Value Measurements and Financial Instruments
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
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless during the fiscal year ended January 28, 2017 ("fiscal 2016"), we recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business. There was no material change in the fair value of the contingent consideration from the date of acquisition through July 29, 2017.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	July 29, 2017		July 30, 2016		January 28, 2017
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$4.5	$—	$15.7	$—	$13.3	$—
Other noncurrent assets	0.3	—	—	—	0.1	—
Company-owned life insurance(1)	12.8	—	10.4	—	12.4	—
Total assets	$17.6	$—	$26.1	$—	$25.8	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$6.5	$—	$6.1	$—	$4.3	$—
Other long-term liabilities	0.4	—	—	—	0.1	—
Nonqualified deferred compensation(2)	1.1	—	1.0	—	1.0	—
Contingent consideration(3)	—	43.2	—	—	—	43.2
Total liabilities	$8.0	$43.2	$7.1	$—	$5.4	$43.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.

(3)
As of July 29, 2017, $43.2 million was included in accrued liabilities in our unaudited condensed consolidated balance sheets. As of January 28, 2017, the current portion of $20.0 million was included in accrued liabilities and the noncurrent portion of $23.2 million was included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $480.2 million, $792.2 million and $586.0 million as of July 29, 2017, July 30, 2016 and January 28, 2017, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
(Losses) gains on the change in fair value of derivative instruments	$(2.1)	$3.5	$(10.1)	$5.5
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	4.2	(2.9)	12.5	(3.4)
Total	$2.1	$0.6	$2.4	$2.1
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, goodwill and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended July 29, 2017 or July 30, 2016.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of July 29, 2017, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $347.2 million and a fair value of $360.7 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $469.2 million and a fair value of $494.7 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

4.	Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	July 29, 2017	July 30, 2016	January 28, 2017
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(8.6)	(11.5)	(10.0)
Long-term debt, net	$816.4	$813.5	$815.0
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
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and will not be registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the fiscal months of August through October. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 30%, or is projected to be within 12 months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within 12 months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.1:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of July 29, 2017, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended July 29, 2017, we cumulatively borrowed $333.0 million and repaid $333.0 million under the Revolver. As of July 29, 2017, total availability under the Revolver was $363.9 million, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 29, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.9 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments and Contingencies
Commitments
During the 26 weeks ended July 29, 2017, there were no material changes to our commitments as disclosed in our 2016 Annual Report on Form 10-K.
Contingencies
Acquisitions
In connection with our acquisition of certain assets from Cellular World and Red Skye Wireless, we recognized an acquisition-date liability of $43.2 million representing the fair value of future contingent consideration that we estimate will range from $40.0 million to $50.0 million. As of July 29, 2017, there has not been a material change to the liability since the acquisition date.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices on December 23, 2015 and April 4, 2016, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, resulting in a potential additional tax charge of approximately €85.5 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment. If we were not to prevail, then the adjustment to our income tax provision could be material.

6.	Earnings Per Share
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
A reconciliation of shares used in calculating basic and diluted net income per common share is as follows (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	July 29, 2017	July 30, 2016	July 29, 2017	July 30, 2016
Net income	$22.2	$27.9	$81.2	$93.7

Basic weighted average common shares outstanding	101.4	104.0	101.3	103.9
Dilutive effect of stock options and restricted stock awards	0.1	0.3	0.1	0.3
Diluted weighted average common shares outstanding	101.5	104.3	101.4	104.2

Basic earnings per share	$0.22	$0.27	$0.80	$0.90
Diluted earnings per share	$0.22	$0.27	$0.80	$0.90

Anti-dilutive stock options and restricted stock awards	2.1	1.4	2.1	1.3

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Significant Products
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions).

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$248.4	14.7%	$216.4	13.3%	$638.3	17.1%	$529.3	14.7%
New video game software	369.3	21.9	382.2	23.4	889.8	23.8	949.4	26.3
Pre-owned and value video game products	501.8	29.7	542.6	33.3	1,028.0	27.5	1,103.5	30.6
Video game accessories	144.1	8.5	119.5	7.3	320.2	8.6	282.2	7.8
Digital	46.5	2.8	36.3	2.2	90.6	2.4	79.1	2.2
Technology Brands(2)	188.3	11.2	175.9	10.8	389.7	10.4	341.7	9.5
Collectibles	122.5	7.3	90.0	5.5	237.0	6.4	172.3	4.8
Other(3)	66.7	3.9	68.9	4.2	139.9	3.8	145.8	4.1
Total	$1,687.6	100.0%	$1,631.8	100.0%	$3,733.5	100.0%	$3,603.3	100.0%

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$26.7	10.7%	$30.0	13.9%	$64.8	10.2%	$58.3	11.0%
New video game software	81.8	22.2	98.1	25.7	195.5	22.0	226.0	23.8
Pre-owned and value video game products	225.6	45.0	244.0	45.0	479.3	46.6	507.2	46.0
Video game accessories	47.7	33.1	45.7	38.2	103.6	32.4	102.8	36.4
Digital	37.9	81.5	32.7	90.1	74.0	81.7	69.7	88.1
Technology Brands(2)	138.9	73.8	110.7	62.9	283.5	72.7	220.4	64.5
Collectibles	43.2	35.3	34.7	38.6	78.4	33.1	63.3	36.7
Other(3)	21.9	32.8	21.8	31.6	47.1	33.7	45.5	31.2
Total	$623.7	37.0%	$617.7	37.9%	$1,326.2	35.5%	$1,293.2	35.9%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.	Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia, and Guam; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017 (see Note 2). Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks and 26 weeks ended July 29, 2017 and July 30, 2016, respectively.
The reconciliation of segment operating earnings to earnings (loss) before income taxes for 13 and 26 weeks ended July 29, 2017 and July 30, 2016 is as follows (in millions):

13 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,017.8	$69.9	$145.3	$266.3	$188.3	$1,687.6
Operating earnings (loss)	37.2	(0.3)	3.1	(11.4)	15.0	43.6
Interest income						—
Interest expense						(14.4)
Earnings before income taxes						$29.2

13 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,022.7	$66.6	$127.4	$239.2	$175.9	$1,631.8
Operating earnings (loss)	51.2	1.2	3.0	(11.0)	13.9	58.3
Interest income						0.3
Interest expense						(13.9)
Earnings before income taxes						$44.7

26 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,357.3	$159.8	$282.0	$544.7	$389.7	$3,733.5
Operating earnings (loss)	123.1	1.9	4.9	(11.3)	26.1	144.7
Interest income						0.2
Interest expense						(28.5)
Earnings before income taxes						$116.4

26 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,391.3	$144.3	$237.3	$488.7	$341.7	$3,603.3
Operating earnings (loss)	145.6	5.0	3.5	(14.5)	32.7	172.3
Interest income						0.5
Interest expense						(24.9)
Earnings before income taxes						$147.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended January 28, 2017 filed with the Securities and Exchange Commission on March 27, 2017 (the “2016 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors that may cause actual results to vary materially from these forward-looking statements.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of July 29, 2017, GameStop's retail network and family of brands include 7,480 company-operated stores in the United States, Australia, Canada and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores and Cricket branded pre-paid wireless stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending February 3, 2018 ("fiscal 2017") consists of 53 weeks and the fiscal year ended January 28, 2017 ("fiscal 2016") consists of 52 weeks. Our business, like that of many retailers, is seasonal, with the major portion of the net sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season.
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles include the Sony PlayStation 4 (2013), Microsoft Xbox One (2013) and the Nintendo Switch (March 2017). In 2016, Sony and Microsoft released refreshes to the PlayStation 4 and Xbox One, respectively, and Sony also released the PlayStation VR. In June 2017, Microsoft announced that a further enhanced version of its current generation console, the Xbox One X, will be released in November 2017.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and we regularly evaluate potential acquisition opportunities, some of which could be material. From fiscal 2013 through July 29, 2017, we have grown our store count of AT&T authorized retailers by 1,233 stores, primarily through acquisitions. In 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we acquired ThinkGeek in 2015, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks and 26 weeks ended July 29, 2017 compares the 13 weeks and 26 weeks for the period ended July 29, 2017 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,687.6	100.0%	$1,631.8	100.0%	$3,733.5	100.0%	$3,603.3	100.0%
Cost of sales	1,063.9	63.0	1,014.1	62.1	2,407.3	64.5	2,310.1	64.1
Gross profit	623.7	37.0	617.7	37.9	1,326.2	35.5	1,293.2	35.9
Selling, general and administrative expenses	542.4	32.2	518.4	31.8	1,105.9	29.6	1,039.2	28.8
Depreciation and amortization	37.7	2.2	41.0	2.5	75.6	2.0	81.7	2.3
Operating earnings	43.6	2.6	58.3	3.6	144.7	3.9	172.3	4.8
Interest expense, net	14.4	0.9	13.6	0.9	28.3	0.8	24.4	0.7
Earnings before income tax expense	29.2	1.7	44.7	2.7	116.4	3.1	147.9	4.1
Income tax expense	7.0	0.4	16.8	1.0	35.2	0.9	54.2	1.5
Net income	$22.2	1.3%	$27.9	1.7%	$81.2	2.2%	$93.7	2.6%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$248.4	14.7%	$216.4	13.3%	$638.3	17.1%	$529.3	14.7%
New video game software	369.3	21.9	382.2	23.4	889.8	23.8	949.4	26.3
Pre-owned and value video game products	501.8	29.7	542.6	33.3	1,028.0	27.5	1,103.5	30.6
Video game accessories	144.1	8.5	119.5	7.3	320.2	8.6	282.2	7.8
Digital	46.5	2.8	36.3	2.2	90.6	2.4	79.1	2.2
Technology Brands(2)	188.3	11.2	175.9	10.8	389.7	10.4	341.7	9.5
Collectibles	122.5	7.3	90.0	5.5	237.0	6.4	172.3	4.8
Other(3)	66.7	3.9	68.9	4.2	139.9	3.8	145.8	4.1
Total	$1,687.6	100.0%	$1,631.8	100.0%	$3,733.5	100.0%	$3,603.3	100.0%

	13 Weeks Ended				26 Weeks Ended
	July 29, 2017		July 30, 2016		July 29, 2017		July 30, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$26.7	10.7%	$30.0	13.9%	$64.8	10.2%	$58.3	11.0%
New video game software	81.8	22.2	98.1	25.7	195.5	22.0	226.0	23.8
Pre-owned and value video game products	225.6	45.0	244.0	45.0	479.3	46.6	507.2	46.0
Video game accessories	47.7	33.1	45.7	38.2	103.6	32.4	102.8	36.4
Digital	37.9	81.5	32.7	90.1	74.0	81.7	69.7	88.1
Technology Brands(2)	138.9	73.8	110.7	62.9	283.5	72.7	220.4	64.5
Collectibles	43.2	35.3	34.7	38.6	78.4	33.1	63.3	36.7
Other(3)	21.9	32.8	21.8	31.6	47.1	33.7	45.5	31.2
Total	$623.7	37.0%	$617.7	37.9%	$1,326.2	35.5%	$1,293.2	35.9%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

13 weeks ended July 29, 2017 compared with the 13 weeks ended July 30, 2016

	13 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
	($ in millions)
Net sales	$1,687.6	$1,631.8	$55.8	3.4%
Cost of sales	1,063.9	1,014.1	49.8	4.9
Gross profit	623.7	617.7	6.0	1.0
Selling, general and administrative expenses	542.4	518.4	24.0	4.6
Depreciation and amortization	37.7	41.0	(3.3)	(8.0)
Operating earnings	43.6	58.3	(14.7)	(25.2)
Interest expense, net	14.4	13.6	0.8	5.9
Earnings before income tax expense	29.2	44.7	(15.5)	(34.7)
Income tax expense	7.0	16.8	(9.8)	(58.3)
Net income	$22.2	$27.9	$(5.7)	(20.4)%

	13 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$248.4	$216.4	$32.0	14.8%
New video game software	369.3	382.2	(12.9)	(3.4)
Pre-owned and value video game products	501.8	542.6	(40.8)	(7.5)
Video game accessories	144.1	119.5	24.6	20.6
Digital	46.5	36.3	10.2	28.1
Technology Brands(2)	188.3	175.9	12.4	7.0
Collectibles	122.5	90.0	32.5	36.1
Other(3)	66.7	68.9	(2.2)	(3.2)
Total	$1,687.6	$1,631.8	$55.8	3.4%

	13 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$26.7	$30.0	$(3.3)	(11.0)%
New video game software	81.8	98.1	(16.3)	(16.6)
Pre-owned and value video game products	225.6	244.0	(18.4)	(7.5)
Video game accessories	47.7	45.7	2.0	4.4
Digital	37.9	32.7	5.2	15.9
Technology Brands(2)	138.9	110.7	28.2	25.5
Collectibles	43.2	34.7	8.5	24.5
Other(3)	21.9	21.8	0.1	0.5
Total	$623.7	$617.7	$6.0	1.0%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $55.8 million, or 3.4%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016. The increase in net sales was primarily attributable to an increase in comparable store sales of 1.9% compared to the prior year period and an increase in sales in Technology Brands. The increase in comparable store sales was driven by an increase in sales of collectibles, new video game hardware, video game accessories and digital. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The increase in net sales was due to the following:

•
Collectibles sales increased $32.5 million, or 36.1%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
New video game hardware sales increased $32.0 million, or 14.8%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, primarily due to the launch of the Nintendo Switch in March 2017, which was partially offset by decreases in sales of other consoles as the console cycle matures.

•
Video game accessories increased $24.6 million, or 20.6%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, primarily due to the recent release of the Nintendo Switch and the release of the PlayStation VR in October 2016.

•
Technology Brands sales increased $12.4 million, or 7.0%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016. The increase is primarily due to the acquisition of stores within the Technology Brands segment, partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year.

•
Digital sales increased $10.2 million, or 28.1%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, driven by increases in mobile gaming sales through Kongregate and DLC. We sold Kongregate in July 2017.

The increases described above were partially offset by the following:

•
Pre-owned and value video game product sales decreased $40.8 million, or 7.5%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, primarily due to the decrease in store traffic as a result of weaker new release titles in the current year quarter.

•
New video game software sales decreased $12.9 million, or 3.4%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, primarily due to weaker new title releases in the current year quarter, partially offset by sales of new video game software associated with the Nintendo Switch.

Cost of Sales
Cost of sales increased $49.8 million, or 4.9%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.

Gross Profit
Gross profit increased $6.0 million, or 1.0%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016, and gross profit as a percentage of net sales decreased to 37.0% in the current year quarter compared to 37.9% in the prior year quarter. The increase in gross profit was driven by increases of $28.2 million in Technology Brands, primarily related to the growth through acquisitions, $8.5 million in collectibles and $5.2 million in digital. These increases were partially offset by decreases in pre-owned and value video game products of $18.4 million and in new video game software of $16.3 million.
The net decrease in gross profit as a percentage of net sales was due to a shift in product mix between categories and the following product margin rate variances:

•	New video game hardware decreased to 10.7% in the 13 weeks ended July 29, 2017 from 13.9% in the 13 weeks ended July 30, 2016, due to a shift in product mix.

•
New video game software decreased to 22.2% in the 13 weeks ended July 29, 2017 from 25.7% in the 13 weeks ended July 30, 2016, primarily due to lower cooperative advertising funds as a percentage of sales associated with weaker new title releases in the current quarter.

•
Video game accessories decreased to 33.1% in the 13 weeks ended July 29, 2017 from 38.2% in the 13 weeks ended July 30, 2016, primarily due to the introduction of the PlayStation VR in October 2016, which carries a lower gross margin than other accessory products.

•	Collectibles decreased to 35.3% in the 13 weeks ended July 29, 2017 from 38.6% in the 13 weeks ended July 30, 2016, primarily due primarily to a shift in product mix.
These decreases in gross profit as a percentage of net sales were partially offset by an increase in Technology Brands gross margin to 73.8% in the current year quarter from 62.9% in the same period in the prior year. The increase is due to the growth in the number of Spring Mobile stores which carry higher gross margin than the other businesses inside Technology Brands.
Selling, General and Administrative Expenses
SG&A increased $24.0 million, or 4.6%, for the 13 weeks ended July 29, 2017 compared to the 13 weeks ended July 30, 2016. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands added 372 stores when compared to the prior year period. This increase was partially offset by a $7.3 million gain on the sale of Kongregate in July 2017.
Income Tax Expense
Income tax expense was $7.0 million, representing an effective tax rate of 24.0%, for the 13 weeks ended July 29, 2017, compared to $16.8 million, representing an effective tax rate of 37.6%, for the 13 weeks ended July 30, 2016. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by the relative mix of earnings across the jurisdictions within which we operate and certain discrete tax items recognized in the current year quarter.
Operating Earnings and Net Income
The factors described above led to operating earnings of $43.6 million for the 13 weeks ended July 29, 2017, or a $14.7 million decrease from operating earnings of $58.3 million for the 13 weeks ended July 30, 2016. Net income was $22.2 million for the 13 weeks ended July 29, 2017, which represented a 20.4% decrease from net income of $27.9 million for the 13 weeks ended July 30, 2016.

26 weeks ended July 29, 2017 compared with the 26 weeks ended July 30, 2016

	26 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
	($ in millions)
Net sales	$3,733.5	$3,603.3	$130.2	3.6%
Cost of sales	2,407.3	2,310.1	97.2	4.2
Gross profit	1,326.2	1,293.2	33.0	2.6
Selling, general and administrative expenses	1,105.9	1,039.2	66.7	6.4
Depreciation and amortization	75.6	81.7	(6.1)	(7.5)
Operating earnings	144.7	172.3	(27.6)	(16.0)
Interest expense, net	28.3	24.4	3.9	16.0
Earnings before income tax expense	116.4	147.9	(31.5)	(21.3)
Income tax expense	35.2	54.2	(19.0)	(35.1)
Net income	$81.2	$93.7	$(12.5)	(13.3)%

	26 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$638.3	$529.3	$109.0	20.6%
New video game software	889.8	949.4	(59.6)	(6.3)
Pre-owned and value video game products	1,028.0	1,103.5	(75.5)	(6.8)
Video game accessories	320.2	282.2	38.0	13.5
Digital	90.6	79.1	11.5	14.5
Technology Brands(2)	389.7	341.7	48.0	14.0
Collectibles	237.0	172.3	64.7	37.6
Other(3)	139.9	145.8	(5.9)	(4.0)
Total	$3,733.5	$3,603.3	$130.2	3.6%

	26 Weeks Ended		Change
	July 29, 2017	July 30, 2016	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$64.8	$58.3	$6.5	11.1%
New video game software	195.5	226.0	(30.5)	(13.5)
Pre-owned and value video game products	479.3	507.2	(27.9)	(5.5)
Video game accessories	103.6	102.8	0.8	0.8
Digital	74.0	69.7	4.3	6.2
Technology Brands(2)	283.5	220.4	63.1	28.6
Collectibles	78.4	63.3	15.1	23.9
Other(3)	47.1	45.5	1.6	3.5
Total	$1,326.2	$1,293.2	$33.0	2.6%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $130.2 million, or 3.6%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016. The increase in net sales was primarily attributable to an increase in comparable store sales of 2.1% compared to the prior year period and an increase in sales in Technology Brands. The increase in comparable store sales was driven by an increase in sales of new video game hardware, collectibles and video game accessories. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The increase in net sales was due to the following:

•
New video game hardware sales increased $109.0 million, or 20.6%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily due to the launch of the Nintendo Switch in March 2017, which was partially offset by decreases in sales of other consoles as the console cycle matures.

•
Collectibles sales increased $64.7 million, or 37.6%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
Technology Brands sales increased $48.0 million, or 14.0%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily due to the acquisition of stores within the Technology Brands segment, partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year.

•
Video game accessories increased $38.0 million, or 13.5%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily due to the recent release of the Nintendo Switch and the release of the PlayStation VR in October 2016.

The increases described above were partially offset by the following:

•
Pre-owned and value video game product sales decreased $75.5 million, or 6.8%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily due to the decrease in store traffic as a result of weaker new release titles in the current year period.

•
New video game software sales decreased $59.6 million, or 6.3%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily due to weaker new title releases in the current year period, partially offset by sales of new video game software associated with the Nintendo Switch.

Cost of Sales
Cost of sales increased $97.2 million, or 4.2%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit increased $33.0 million, or 2.6%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016, and gross profit as a percentage of net sales was 35.5% in the current year period compared to 35.9% in the same period in the prior year. The increase in gross profit was driven by increases of $63.1 million in Technology Brands, primarily related to the growth through acquisitions, $15.1 million in collectibles and $6.5 million in new video game hardware. These increases were partially offset by decreases in new video game software of $30.5 million and in pre-owned and value video game products of $27.9 million.
The net decrease in gross profit as a percentage of net sales was due to product mix shift between categories and the following product margin rate variances:

•	New video game hardware decreased to 10.2% in the 26 weeks ended July 29, 2017 from 11.0% in the 26 weeks ended July 30, 2016.

•
New video game software decreased to 22.0% in the 26 weeks ended July 29, 2017 from 23.8% in the 26 weeks ended July 30, 2016, primarily due to primarily due to lower cooperative funds as a percentage of sales associated with weaker new title releases in the current year period.

•
Collectibles decreased to 33.1% in the 26 weeks ended July 29, 2017 from 36.7% in the 26 weeks ended July 30, 2016. The decrease was primarily due to post-holiday promotions and costs associated with winding down our utilization of a third-party service provider for fulfillment of ThinkGeek sales during the first quarter of fiscal 2017 and a shift in product mix.

These decreases in gross profit as a percentage of net sales were partially offset by an increase in Technology Brands gross margin to 72.7% in the 26 weeks ended July 29, 2017 from 64.5% in the 26 weeks ended July 30, 2016, due to the growth in the number of Spring Mobile stores, which carry higher gross margin than the other businesses inside Technology Brands.

Selling, General and Administrative Expenses
SG&A increased $66.7 million, or 6.4%, for the 26 weeks ended July 29, 2017 compared to the 26 weeks ended July 30, 2016. The increase was primarily due to the growth of the Technology Brands segment, which has higher SG&A as a percentage of sales than the other segments. Technology Brands added 372 stores when compared to the prior year period.
Interest Expense, Net
Interest expense, net increased to $28.3 million for the 26 weeks ended July 29, 2017 from $24.4 million for the 26 weeks ended July 30, 2016 due to the $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 2021 (the "2021 Senior Notes") issued in March 2016.
Income Tax Expense
Income tax expense was $35.2 million, representing an effective tax rate of 30.2%, for the 26 weeks ended July 29, 2017, compared to $54.2 million, representing an effective tax rate of 36.6%, for the 26 weeks ended July 30, 2016. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by the relative mix of earnings across the jurisdictions within which we operate and certain discrete tax items recognized in the current year period.
Operating Earnings and Net Income
The factors described above led to operating earnings of $144.7 million for the 26 weeks ended July 29, 2017, or a 16.0% decrease from operating earnings of $172.3 million for the 26 weeks ended July 30, 2016. Net income was $81.2 million for the 26 weeks ended July 29, 2017, which represented a 13.3% decrease from net income of $93.7 million for the 26 weeks ended July 30, 2016.
SEGMENT PERFORMANCE
We report our business in the following segments: Video Game Brands, which consists of four geographic segments in the United States, Canada, Australia and Europe, and Technology Brands. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores, which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game hardware, software and accessories (which we refer to as video game products), new and pre-owned mobile devices, related accessories and collectibles. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended July 29, 2017 compared with the 13 weeks ended July 30, 2016

As of and for the 13 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,017.8	$69.9	$145.3	$266.3	$188.3	$1,687.6
Operating earnings (loss)	$37.2	$(0.3)	$3.1	$(11.4)	$15.0	$43.6
Segment operating data:
Store count	3,913	321	467	1,270	1,509	7,480
Comparable store sales(1)	(1.4)%	8.8%	8.4%	10.7%	n/a	1.9%

As of and for the 13 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,022.7	$66.6	$127.4	$239.2	$175.9	$1,631.8
Operating earnings (loss)	$51.2	$1.2	$3.0	$(11.0)	$13.9	$58.3
Segment operating data:
Store count	3,949	323	454	1,278	1,137	7,141
Comparable store sales(1)	(12.5)%	(11.4)%	(3.0)%	(5.7)%	n/a	(10.6)%

_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended July 29, 2017, comparable store gross profit for our Technology Brands stores declined 13.3%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine; and Kongregate, a web and mobile gaming platform that we sold in July 2017. Net sales for the 13 weeks ended July 29, 2017 decreased $4.9 million, or 0.5%, compared to the 13 weeks ended July 30, 2016, primarily due to the 1.4% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of new video game software and pre-owned and value video game products, partially offset by an increase in sales of collectibles, video game accessories and new video game hardware. Operating earnings for the 13 weeks ended July 29, 2017 decreased $14.0 million compared to the prior year quarter. The decrease in operating earnings was primarily a result of a decrease in gross profit, mainly due to the decline in sales of new video game software and pre-owned and value video game products and their gross margins, which was partially offset by a $7.3 million gain on the sale of Kongregate.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended July 29, 2017 increased $3.3 million, or 5.0%, compared to the 13 weeks ended July 30, 2016, primarily due to the 8.8% increase in comparable store sales. This increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as an increase in sales of collectibles. Operating earnings for the 13 weeks ended July 29, 2017 decreased $1.5 million compared to the prior year quarter, primarily due to a decline in gross profit as a result of a decline in sales of pre-owned and value video game products.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended July 29, 2017 increased $17.9 million, or 14.1%, compared to the 13 weeks ended July 30, 2016. The increase in net sales was primarily the result of an increase in comparable store sales of 8.4%, the positive impact of foreign exchange rate fluctuations of $3.2 million and the opening of 18 new Zing branded collectibles stores since the prior year quarter. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating earnings for the 13 weeks ended July 29, 2017 were flat compared to the prior year quarter.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales in the European segment for the 13 weeks ended July 29, 2017 increased $27.1 million, or 11.3%, compared to the 13 weeks ended July 30, 2016, primarily due to the increase in comparable store sales of 10.7%. The increase in comparable store sales was driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating loss for the 13 weeks ended July 29, 2017 was flat compared to the prior year quarter.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for the 13 weeks ended July 29, 2017 increased $12.4 million, or 7.0%, compared to the prior year period, as a result of acquisition activity since the prior year quarter. The increase in sales was partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year quarter which resulted in a 13.3% decline in comparable store gross profit. Operating earnings for the 13 weeks ended July 29, 2017 increased $1.1 million compared to the prior year quarter.
26 weeks ended July 29, 2017 compared with the 26 weeks ended July 30, 2016

As of and for the 26 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,357.3	$159.8	$282.0	$544.7	$389.7	$3,733.5
Operating earnings (loss)	$123.1	$1.9	$4.9	$(11.3)	$26.1	$144.7
Segment operating data:
Store count	3,913	321	467	1,270	1,509	7,480
Comparable store sales(1)	(2.0)%	13.6%	13.0%	13.6%	n/a	2.1%

As of and for the 26 weeks ended July 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,391.3	$144.3	$237.3	$488.7	$341.7	$3,603.3
Operating earnings (loss)	$145.6	$5.0	$3.5	$(14.5)	$32.7	$172.3
Segment operating data:
Store count	3,949	323	454	1,278	1,137	7,141
Comparable store sales(1)	(9.2)%	(7.8)%	(2.3)%	(6.1)%	n/a	(8.2)%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 26 weeks ended July 29, 2017, comparable store gross profit for our Technology Brands stores declined 16.1%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, a platform for web and mobile gaming which we sold in July 2017. Net sales for the 26 weeks ended July 29, 2017 decreased $34.0 million, or 1.4%, compared to the 26 weeks ended July 30, 2016, primarily due to the 2.0% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of new video game software and pre-owned and value video game products, partially offset by an increase in sales of collectibles, new video game hardware and video game accessories. Operating earnings for the 26 weeks ended July 29, 2017 decreased $22.5 million compared to the prior year period. The decrease in operating earnings was primarily a result of a decrease in gross profit, mainly due to the decline in sales of new video game software and pre-owned and value video game products and their gross margins, partially offset by a $7.3 million gain on the sale of Kongregate and lower depreciation and amortization expense.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 26 weeks ended July 29, 2017 increased $15.5 million, or 10.7%, compared to the 26 weeks ended July 30, 2016, primarily due to the 13.6% increase in comparable store sales. This increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as an increase in sales of collectibles. Operating earnings for the 26 weeks ended July 29, 2017 decreased $3.1 million compared to the prior year period, driven primarily by a decline in gross profit of $2.6 million primarily as a result of a decline in pre-owned and value video game sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 26 weeks ended July 29, 2017 increased $44.7 million, or 18.8%, compared to the 26 weeks ended July 30, 2016. The increase in net sales was primarily the result of an increase in comparable store sales of 13.0%, the positive impact of foreign exchange rate fluctuations of $6.4 million and the opening of 18 new Zing branded collectibles stores since the prior year period. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in the sales of collectibles. Operating earnings for the 26 weeks ended July 29, 2017 increased $1.4 million.
Europe
Segment results for Europe include retail operations and e-commerce operations in 10 European countries. Net sales in the European segment for the 26 weeks ended July 29, 2017 increased $56.0 million, or 11.5%, compared to the 26 weeks ended July 30, 2016, primarily due to the increase in comparable store sales of 13.6%, partially offset by a negative impact of foreign exchange rate fluctuations of $11.8 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating loss for the 26 weeks ended July 29, 2017 decreased $3.2 million compared to the prior year period primarily due to the launch of the Nintendo Switch.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for the 26 weeks ended July 29, 2017 increased $48.0 million, or 14.0%, compared to the 26 weeks ended July 30, 2016, as a result of acquisition activity since the prior year period. The increase in sales was partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year period which resulted in a 16.1% decline in comparable store gross profit. Operating earnings for the 26 weeks ended July 29, 2017 decreased $6.6 million compared to the prior year period, primarily due to an increase in costs associated with the expansion of our store base and residual closure costs of $7.3 million associated with stores impaired and designated for closure in the fourth quarter of fiscal 2016 as a part of right-sizing our Technology Brands store portfolio.

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
As of July 29, 2017, we had total cash on hand of $262.1 million and an additional $363.9 million of available borrowing capacity under the Revolver. As we continue to pursue acquisitions, divestitures and other strategic transactions to expand and grow our business, while also enhancing stockholder value through share repurchases and dividend payments, we regularly monitor capital market conditions and may raise additional funds through borrowings or public or private sales of debt or equity securities. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 26 weeks ended July 29, 2017, cash used in operations was $311.7 million, compared to $436.2 million during the 26 weeks ended July 30, 2016. The decrease in cash used in operations of $124.5 million was primarily attributable to the timing of vendor and tax payments.
Cash used in investing activities was $4.1 million during the 26 weeks ended July 29, 2017, compared to $109.0 million during the the 26 weeks ended July 30, 2016. The $104.9 million decrease in cash used in investing activities is primarily attributable to net proceeds of $51.2 million from the sale of Kongregate in July 2017, lower acquisition activity in our Technology Brands segment and a decline in the purchase of property and equipment.
Cash used in financing activities was $103.5 million during the 26 weeks ended July 29, 2017, compared to cash provided by financing activities of $369.3 million during the 26 weeks ended July 30, 2016. The change is primarily due to the issuance of our $475.0 million 2021 Senior Notes, in the prior year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We have an existing $400.0 million asset-backed revolving credit facility, including a $50.0 million letter of credit sublimit, that expires on March 25, 2019. The Revolver has an expansion feature to allow for an additional $200.0 million if certain conditions are met. Availability under the Revolver is subject to a monthly borrowing base calculation. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. The per annum interest is variable and is based on the London Interbank Offered (“LIBO”) rate or the prime rate, in each case plus an applicable margin. As of July 29, 2017, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Total availability under the Revolver was $363.9 million as of July 29, 2017, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million.
In March 2016, we issued the $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
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
See Note 4, “Debt,” to our consolidated financial statements for additional information related to our Revolver and Senior Notes.

In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million uncommitted line of credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of July 29, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.9 million.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our Technology Brands businesses, our other strategic initiatives, and the number of new stores we open and the timing of those openings within a given fiscal year. We opened or acquired 44 Technology Brands stores in the 26 weeks ended July 29, 2017.
Capital expenditures for fiscal 2017 are projected to be approximately $110 million to $120 million, to be used primarily to fund continued growth of our Technology Brands businesses, distribution and information systems and digital initiatives in support of our operations and new store openings and store remodels.
On March 1, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock, which represents an increase of 2.7%. On June 20, 2017, we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders of record on June 7, 2017. Additionally, on August 21, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on September 21, 2017 to stockholders of record at the close of business on September 8, 2017. Future dividends will be subject to approval by our Board of Directors.
CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2016 Annual Report on Form 10-K. Other than the adoption of Accounting Standard Update 2016-16, as described in Note 1, "General Information," to our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those included in our 2016 Annual Report on Form 10-K.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices on December 23, 2015 and April 4, 2016, pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, resulting in a potential additional tax charge of approximately €85.5 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment. If we were not to prevail, then the adjustment to our income tax provision could be material.

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

Date: September 6, 2017

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 6, 2017

EXHIBIT INDEX

Exhibit Number	Description
4.7	First Supplemental Indenture with respect to the 6.75% Senior Notes due 2021, dated as of July 21, 2017, among GameStop Corp. and U.S. Bank National Association, as trustee. (1)
4.8	Second Supplemental Indenture with respect to the 5.50% Senior Notes due 2019, dated as of July 21, 2017, among GameStop Corp. and U.S. Bank National Association, as trustee. (1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. (1)
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