Form 10-Q
period 2017-10-28
GameStop Corp.
filed 2017-12-05
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2017
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of November 28, 2017: 101,304,394

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	October 28, 2017	October 29, 2016	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$454.7	$356.1	$669.4
Receivables, net	195.8	181.1	220.9
Merchandise inventories, net	1,822.5	1,633.6	1,121.5
Prepaid expenses and other current assets	198.0	188.0	128.9
Total current assets	2,671.0	2,358.8	2,140.7
Property and equipment:
Land	19.2	17.9	18.6
Buildings and leasehold improvements	752.9	726.9	724.5
Fixtures and equipment	986.7	925.1	931.4
Total property and equipment	1,758.8	1,669.9	1,674.5
Less accumulated depreciation	1,300.9	1,166.8	1,203.5
Net property and equipment	457.9	503.1	471.0
Deferred income taxes	73.2	39.0	59.0
Goodwill	1,693.2	1,726.8	1,725.2
Other intangible assets, net	508.0	527.7	507.2
Other noncurrent assets	70.7	75.2	72.8
Total noncurrent assets	2,803.0	2,871.8	2,835.2
Total assets	$5,474.0	$5,230.6	$4,975.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,285.1	$1,242.6	$616.6
Accrued liabilities	914.9	877.8	1,090.9
Income taxes payable	17.5	30.7	54.0
Total current liabilities	2,217.5	2,151.1	1,761.5
Deferred income taxes	22.2	30.1	23.0
Long-term debt, net	817.2	814.3	815.0
Other long-term liabilities	103.4	111.0	122.3
Total long-term liabilities	942.8	955.4	960.3
Total liabilities	3,160.3	3,106.5	2,721.8
Commitments and Contingencies (Note 5)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 101.3, 102.6 and 101.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	12.8	—	—
Accumulated other comprehensive loss	(24.3)	(45.7)	(47.3)
Retained earnings	2,325.1	2,169.7	2,301.3
Total stockholders’ equity	2,313.7	2,124.1	2,254.1
Total liabilities and stockholders’ equity	$5,474.0	$5,230.6	$4,975.9
See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net sales	$1,988.6	$1,959.2	$5,722.1	$5,562.5
Cost of sales	1,299.2	1,251.0	3,706.5	3,561.1
Gross profit	689.4	708.2	2,015.6	2,001.4
Selling, general and administrative expenses	565.1	567.1	1,671.0	1,606.3
Depreciation and amortization	36.7	42.3	112.3	124.0
Operating earnings	87.6	98.8	232.3	271.1
Interest income	(0.2)	—	(0.4)	(0.5)
Interest expense	14.1	14.8	42.6	39.7
Earnings before income tax expense	73.7	84.0	190.1	231.9
Income tax expense	14.3	33.2	49.5	87.4
Net income	$59.4	$50.8	$140.6	$144.5

Dividends per common share	$0.38	$0.37	$1.14	$1.11

Earnings per share:
Basic	$0.59	$0.49	$1.39	$1.39
Diluted	$0.59	$0.49	$1.39	$1.39
Weighted-average shares outstanding:
Basic	101.5	103.7	101.4	103.8
Diluted	101.5	104.0	101.5	104.2

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$59.4	$50.8	$140.6	$144.5
Other comprehensive income:
Foreign currency translation adjustment	(23.2)	(6.9)	23.0	43.1
Total comprehensive income	$36.2	$43.9	$163.6	$187.6

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 29, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	140.6	140.6
Foreign currency translation	—	—	—	23.0	—	23.0
Dividends declared, $1.14 per common share	—	—	—	—	(116.8)	(116.8)
Stock-based compensation expense	—	—	16.2	—	—	16.2
Settlement of stock-based awards	0.3	—	(3.4)	—	—	(3.4)
Balance at October 28, 2017	101.3	$0.1	$12.8	$(24.3)	$2,325.1	$2,313.7

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income	—	—	—	—	144.5	144.5
Foreign currency translation	—	—	—	43.1	—	43.1
Dividends declared, $1.11 per common share	—	—	—	—	(117.0)	(117.0)
Stock-based compensation expense	—	—	17.4	—	—	17.4
Repurchase of common shares	(1.4)	—	(8.5)	—	(27.5)	(36.0)
Settlement of stock-based awards (including tax deficiency of $0.4)	0.7	—	(8.9)	—	—	(8.9)
Balance at October 29, 2016	102.6	$0.1	$—	$(45.7)	$2,169.7	$2,124.1

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	39 Weeks Ended
	October 28, 2017	October 29, 2016
Cash flows from operating activities:
Net income	$140.6	$144.5
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	113.2	125.0
Stock-based compensation expense	16.2	17.4
Deferred income taxes	(14.2)	—
Excess tax benefits realized from exercise of stock-based awards	—	0.4
Loss on disposal of property and equipment	3.7	4.6
Gain on divestitures	(7.3)	—
Other	27.6	18.7
Changes in operating assets and liabilities:
Receivables, net	20.4	(3.6)
Merchandise inventories	(715.4)	(482.9)
Prepaid expenses and other current assets	(13.5)	(17.2)
Prepaid income taxes and income taxes payable	(100.3)	(135.2)
Accounts payable and accrued liabilities	505.6	458.6
Changes in other long-term liabilities	6.3	1.3
Net cash flows (used in) provided by operating activities	(17.1)	131.6
Cash flows from investing activities:
Purchase of property and equipment	(85.6)	(105.8)
Acquisitions, net of cash acquired	(8.5)	(441.1)
Proceeds from divestitures	51.2	—
Other	2.0	5.4
Net cash flows used in investing activities	(40.9)	(541.5)
Cash flows from financing activities:
Repayments of acquisition-related debt	(21.8)	(0.2)
Repurchase of common shares	(22.0)	(43.3)
Dividends paid	(116.7)	(117.8)
Proceeds from senior notes	—	475.0
Borrowings from the revolver	373.0	510.0
Repayments of revolver borrowings	(373.0)	(510.0)
Payments of financing costs	—	(8.1)
Issuance of common stock, net of share repurchases for withholdings taxes	(3.4)	(8.4)
Excess tax benefits related to stock-based awards	—	(0.4)
Net cash flows (used in) provided by financing activities	(163.9)	296.8
Exchange rate effect on cash and cash equivalents	7.2	18.8
Decrease in cash and cash equivalents	(214.7)	(94.3)
Cash and cash equivalents at beginning of period	669.4	450.4
Cash and cash equivalents at end of period	$454.7	$356.1

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

1.	General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of October 28, 2017, GameStop's retail network and family of brands include 7,462 company-operated stores in the United States, Australia, Canada and Europe.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 28, 2017 (the “2016 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 39 weeks ended October 28, 2017 are not indicative of the results to be expected for the 53 weeks ending February 3, 2018.
Restricted Cash
Restricted cash of $13.7 million, $10.1 million and $10.2 million as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On November 17, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on December 12, 2017 to stockholders of record at the close of business on December 1, 2017. Future dividends will be subject to approval by our Board of Directors.
Adoption of New Accounting Pronouncements
In January 2017, the Financial Accounting Standards Board ("FASB") issued Accounting Standard Update ("ASU") 2017-04, Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill and the carrying amount. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its estimated fair value. We early adopted this updated standard, effective January 29, 2017, which did not have an impact to our consolidated financial statements upon adoption.
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
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting and increase the transparency of hedging programs. The new guidance is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not anticipate that adoption of this standard will have a material impact to our consolidated financial statements.
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
On July 21, 2017, we sold our ownership interest in Kongregate, a web and mobile gaming platform and publisher of mobile games, for proceeds of $54.7 million, net of transaction costs, of which $3.5 million was restricted cash held in escrow primarily for indemnification purposes. We recognized a gain on the sale of $7.3 million, net of tax, which is classified in selling, general and administrative expenses in our consolidated statements of operations for the 39 weeks ended October 28, 2017. The disposed net assets of Kongregate primarily consisted of goodwill.

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
In August 2016, we acquired certain assets from Cellular World and Red Skye Wireless. The purchase price included two future payments of contingent consideration. We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The first payment of $20.0 million was contingent on the relocation of certain stores and was paid in August 2017. The second payment is contingent on sales performance of certain stores and is due in March 2018. During the 13 weeks ended October 28, 2017, we reduced the contingent liability associated with the second payment by $5.7 million to reflect its estimated fair value of $17.5 million. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	October 28, 2017		October 29, 2016		January 28, 2017
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$1.9	$—	$16.7	$—	$13.3	$—
Other noncurrent assets	0.4	—	0.2	—	0.1	—
Company-owned life insurance(1)	13.0	—	10.3	—	12.4	—
Total assets	$15.3	$—	$27.2	$—	$25.8	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$3.6	$—	$8.3	$—	$4.3	$—
Other long-term liabilities	0.5	—	—	—	0.1	—
Nonqualified deferred compensation(2)	1.1	—	1.0	—	1.0	—
Contingent consideration(3)	—	17.5	—	43.2	—	43.2
Total liabilities	$5.2	$17.5	$9.3	$43.2	$5.4	$43.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.

(3)
As of October 28, 2017, $17.5 million was included in accrued liabilities in our unaudited condensed consolidated balance sheets. As of October 29, 2016 and January 28, 2017, the current portion of $20.0 million was included in accrued liabilities and the noncurrent portion of $23.2 million was included in other long-term liabilities in our unaudited condensed consolidated balance sheets.

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $419.1 million, $986.3 million and $586.0 million as of October 28, 2017, October 29, 2016 and January 28, 2017, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
(Losses) gains on the change in fair value of derivative instruments	$(2.5)	$5.0	$(12.6)	$10.5
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	3.3	(3.1)	15.8	(6.4)
Total	$0.8	$1.9	$3.2	$4.1
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, goodwill and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any significant impairment charges related to assets measured at fair value on a nonrecurring basis during the 39 weeks ended October 28, 2017 or October 29, 2016.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of October 28, 2017, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $347.6 million and a fair value of $358.5 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $469.6 million and a fair value of $499.5 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

4.	Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	October 28, 2017	October 29, 2016	January 28, 2017
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(7.8)	(10.7)	(10.0)
Long-term debt, net	$817.2	$814.3	$815.0
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.75% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% or (c) the London Interbank Offered (“LIBO”) rate for a 30-day interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.75% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of October 28, 2017, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended October 28, 2017, we cumulatively borrowed $373.0 million and repaid $373.0 million under the Revolver. As of October 28, 2017, total availability under the Revolver was $392.4 million, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million. We are currently in compliance with the financial requirements of the Revolver.
Amended Revolving Credit Facility
On November 20, 2017, we entered into a second amendment to our Revolver (“Amended Revolver”). The Amended Revolver increases the borrowing base capacity up to $420 million and extends the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200 million expansion feature and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans are reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for LIBO rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 28, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.9 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.	Commitments and Contingencies
Commitments
During the 39 weeks ended October 28, 2017, there were no material changes to our commitments as disclosed in our 2016 Annual Report on Form 10-K.
Contingencies
Acquisitions
In August 2016, we acquired certain assets from Cellular World and Red Skye Wireless. The purchase price included two future payments of contingent consideration. We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The first payment of $20.0 million was contingent on the relocation of certain stores and was paid in August 2017. The second payment is contingent on sales performance of certain stores and is due in March 2018. During the 13 weeks ended October 28, 2017, we reduced the contingent liability associated with the second payment by $5.7 million to reflect the estimated liability of $17.5 million.
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
A reconciliation of shares used in calculating basic and diluted net income per common share is as follows (in millions, except per share data):

	13 Weeks Ended		39 Weeks Ended
	October 28, 2017	October 29, 2016	October 28, 2017	October 29, 2016
Net income	$59.4	$50.8	$140.6	$144.5

Basic weighted average common shares outstanding	101.5	103.7	101.4	103.8
Dilutive effect of stock options and restricted stock awards	—	0.3	0.1	0.4
Diluted weighted average common shares outstanding	101.5	104.0	101.5	104.2

Basic earnings per share	$0.59	$0.49	$1.39	$1.39
Diluted earnings per share	$0.59	$0.49	$1.39	$1.39

Anti-dilutive stock options and restricted stock awards	2.0	1.2	2.1	1.3

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.	Significant Products
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions).

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$309.5	15.6%	$284.4	14.5%	$947.8	16.6%	$813.7	14.6%
New video game software	649.9	32.7	616.6	31.5	1,539.7	26.9	1,566.0	28.2
Pre-owned and value video game products	458.5	23.0	470.0	24.0	1,486.5	26.0	1,573.5	28.3
Video game accessories	136.4	6.9	156.0	8.0	456.6	8.0	438.2	7.9
Digital	37.2	1.9	44.7	2.3	127.8	2.2	123.8	2.2
Technology Brands(2)	194.2	9.8	216.3	11.0	583.9	10.2	558.0	10.0
Collectibles	138.4	6.9	109.4	5.6	375.4	6.6	281.7	5.1
Other(3)	64.5	3.2	61.8	3.1	204.4	3.5	207.6	3.7
Total	$1,988.6	100.0%	$1,959.2	100.0%	$5,722.1	100.0%	$5,562.5	100.0%

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$36.8	11.9%	$37.3	13.1%	$101.6	10.7%	$95.6	11.7%
New video game software	155.9	24.0	150.0	24.3	351.4	22.8	376.0	24.0
Pre-owned and value video game products	199.7	43.6	218.0	46.4	679.0	45.7	725.2	46.1
Video game accessories	48.5	35.6	49.6	31.8	152.1	33.3	152.4	34.8
Digital	34.1	91.7	35.0	78.3	108.1	84.6	104.7	84.6
Technology Brands(2)	141.4	72.8	159.6	73.8	424.9	72.8	380.0	68.1
Collectibles	52.7	38.1	39.7	36.3	131.1	34.9	103.0	36.6
Other(3)	20.3	31.5	19.0	30.7	67.4	33.0	64.5	31.1
Total	$689.4	34.7%	$708.2	36.1%	$2,015.6	35.2%	$2,001.4	36.0%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia, and Guam; our electronic commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017 (see Note 2). Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. The Technology Brands segment includes retail operations in the United States. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks and 39 weeks ended October 28, 2017 and October 29, 2016, respectively.
The reconciliation of segment operating earnings (loss) to earnings before income taxes for 13 and 39 weeks ended October 28, 2017 and October 29, 2016 is as follows (in millions):

13 weeks ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,188.0	$97.1	$156.2	$353.1	$194.2	$1,988.6
Operating earnings	52.2	3.2	5.3	8.9	18.0	87.6
Interest income						0.2
Interest expense						(14.1)
Earnings before income taxes						$73.7

13 weeks ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,195.2	$86.8	$139.4	$321.5	$216.3	$1,959.2
Operating earnings	59.1	3.9	3.5	8.8	23.5	98.8
Interest expense						(14.8)
Earnings before income taxes						$84.0

39 weeks ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,545.3	$256.9	$438.2	$897.8	$583.9	$5,722.1
Operating earnings (loss)	175.3	5.1	10.2	(2.4)	44.1	232.3
Interest income						0.4
Interest expense						(42.6)
Earnings before income taxes						$190.1

39 weeks ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,586.5	$231.2	$376.6	$810.2	$558.0	$5,562.5
Operating earnings (loss)	204.7	8.9	7.0	(5.7)	56.2	271.1
Interest income						0.5
Interest expense						(39.7)
Earnings before income taxes						$231.9

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, a Cricket WirelessTM reseller (“Cricket,” an AT&T brand) and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of October 28, 2017, GameStop's retail network and family of brands include 7,462 company-operated stores in the United States, Australia, Canada and Europe.
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
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles are typically launched in cycles as technological developments provide significant improvements in graphics, audio quality, game play, internet connectivity and other entertainment capabilities beyond video gaming. The current generation of consoles include the Sony PlayStation 4 (2013), Microsoft Xbox One (2013) and the Nintendo Switch (March 2017). In 2016, Sony and Microsoft released refreshes to the PlayStation 4 and Xbox One, respectively, and Sony also released the PlayStation VR. In November 2017, Microsoft released a further enhanced version of its current generation console, the Xbox One X.
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
We continue to diversify our business by seeking out opportunities to extend our core competencies to other businesses and retail categories, including mobile and consumer electronics and collectibles, to continue to grow and to help mitigate the financial impact from the cyclical nature of the video game console cycle and we regularly evaluate potential acquisition opportunities, some of which could be material. From fiscal 2013 through October 28, 2017, we have grown our store count of AT&T authorized retailers by over 1,200 stores, primarily through acquisitions. In 2014, we introduced stand-alone collectibles stores and expanded the selection of collectible products in our stores. To further expand our collectibles business, we acquired ThinkGeek in 2015, and we plan to continue investing in this category going forward. We continue to seek to invest in other retail concepts and product lines with the intention of further diversifying our business.
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks and 39 weeks ended October 28, 2017 compares the 13 weeks and 39 weeks for the period ended October 28, 2017 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,988.6	100.0%	$1,959.2	100.0%	$5,722.1	100.0%	$5,562.5	100.0%
Cost of sales	1,299.2	65.3	1,251.0	63.9	3,706.5	64.8	3,561.1	64.0
Gross profit	689.4	34.7	708.2	36.1	2,015.6	35.2	2,001.4	36.0
Selling, general and administrative expenses	565.1	28.5	567.1	28.9	1,671.0	29.1	1,606.3	28.9
Depreciation and amortization	36.7	1.8	42.3	2.2	112.3	2.0	124.0	2.2
Operating earnings	87.6	4.4	98.8	5.0	232.3	4.1	271.1	4.9
Interest expense, net	13.9	0.7	14.8	0.7	42.2	0.7	39.2	0.7
Earnings before income tax expense	73.7	3.7	84.0	4.3	190.1	3.4	231.9	4.2
Income tax expense	14.3	0.7	33.2	1.7	49.5	0.9	87.4	1.6
Net income	$59.4	3.0%	$50.8	2.6%	$140.6	2.5%	$144.5	2.6%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$309.5	15.6%	$284.4	14.5%	$947.8	16.6%	$813.7	14.6%
New video game software	649.9	32.7	616.6	31.5	1,539.7	26.9	1,566.0	28.2
Pre-owned and value video game products	458.5	23.0	470.0	24.0	1,486.5	26.0	1,573.5	28.3
Video game accessories	136.4	6.9	156.0	8.0	456.6	8.0	438.2	7.9
Digital	37.2	1.9	44.7	2.3	127.8	2.2	123.8	2.2
Technology Brands(2)	194.2	9.8	216.3	11.0	583.9	10.2	558.0	10.0
Collectibles	138.4	6.9	109.4	5.6	375.4	6.6	281.7	5.1
Other(3)	64.5	3.2	61.8	3.1	204.4	3.5	207.6	3.7
Total	$1,988.6	100.0%	$1,959.2	100.0%	$5,722.1	100.0%	$5,562.5	100.0%

	13 Weeks Ended				39 Weeks Ended
	October 28, 2017		October 29, 2016		October 28, 2017		October 29, 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$36.8	11.9%	$37.3	13.1%	$101.6	10.7%	$95.6	11.7%
New video game software	155.9	24.0	150.0	24.3	351.4	22.8	376.0	24.0
Pre-owned and value video game products	199.7	43.6	218.0	46.4	679.0	45.7	725.2	46.1
Video game accessories	48.5	35.6	49.6	31.8	152.1	33.3	152.4	34.8
Digital	34.1	91.7	35.0	78.3	108.1	84.6	104.7	84.6
Technology Brands(2)	141.4	72.8	159.6	73.8	424.9	72.8	380.0	68.1
Collectibles	52.7	38.1	39.7	36.3	131.1	34.9	103.0	36.6
Other(3)	20.3	31.5	19.0	30.7	67.4	33.0	64.5	31.1
Total	$689.4	34.7%	$708.2	36.1%	$2,015.6	35.2%	$2,001.4	36.0%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

13 weeks ended October 28, 2017 compared with the 13 weeks ended October 29, 2016

	13 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
	($ in millions)
Net sales	$1,988.6	$1,959.2	$29.4	1.5%
Cost of sales	1,299.2	1,251.0	48.2	3.9
Gross profit	689.4	708.2	(18.8)	(2.7)
Selling, general and administrative expenses	565.1	567.1	(2.0)	(0.4)
Depreciation and amortization	36.7	42.3	(5.6)	(13.2)
Operating earnings	87.6	98.8	(11.2)	(11.3)
Interest expense, net	13.9	14.8	(0.9)	(6.1)
Earnings before income tax expense	73.7	84.0	(10.3)	(12.3)
Income tax expense	14.3	33.2	(18.9)	(56.9)
Net income	$59.4	$50.8	$8.6	16.9%

	13 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$309.5	$284.4	$25.1	8.8%
New video game software	649.9	616.6	33.3	5.4
Pre-owned and value video game products	458.5	470.0	(11.5)	(2.4)
Video game accessories	136.4	156.0	(19.6)	(12.6)
Digital	37.2	44.7	(7.5)	(16.8)
Technology Brands(2)	194.2	216.3	(22.1)	(10.2)
Collectibles	138.4	109.4	29.0	26.5
Other(3)	64.5	61.8	2.7	4.4
Total	$1,988.6	$1,959.2	$29.4	1.5%

	13 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$36.8	$37.3	$(0.5)	(1.3)%
New video game software	155.9	150.0	5.9	3.9
Pre-owned and value video game products	199.7	218.0	(18.3)	(8.4)
Video game accessories	48.5	49.6	(1.1)	(2.2)
Digital	34.1	35.0	(0.9)	(2.6)
Technology Brands(2)	141.4	159.6	(18.2)	(11.4)
Collectibles	52.7	39.7	13.0	32.7
Other(3)	20.3	19.0	1.3	6.8
Total	$689.4	$708.2	$(18.8)	(2.7)%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $29.4 million, or 1.5%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016. The increase in net sales was primarily attributable to the positive impact of foreign exchange rate fluctuations of $30.2 million and an increase in comparable store sales of 1.9% compared to the prior year quarter. The increase in comparable store sales was primarily driven by an increase in sales of new video game software, collectibles, and new video game hardware. The increase in sales in collectibles are a result of the Company's diversification strategy.
The increase in net sales was due to the following:

•
New video game software sales increased $33.3 million, or 5.4%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, primarily due to a stronger title line-up in the current year quarter, including those associated with the Nintendo Switch.

•
Collectibles sales increased $29.0 million, or 26.5%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
New video game hardware sales increased $25.1 million, or 8.8%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, primarily due to the launch of the Nintendo Switch in March 2017, which was partially offset by decreases in sales of other consoles as their cycles mature.

The increases described above were partially offset by the following:

•
Technology Brands sales decreased $22.1 million, or 10.2%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016. The decrease is primarily due to a slowdown in the wireless upgrade cycle and changes in commission income in the current year.

•
Video game accessories decreased $19.6 million, or 12.6%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, due to the launch of the PlayStation VR in the prior year quarter.

•
Pre-owned and value video game product sales decreased $11.5 million, or 2.4%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, primarily due to a decrease in store traffic.

Cost of Sales
Cost of sales increased $48.2 million, or 3.9%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $18.8 million, or 2.7%, for the 13 weeks ended October 28, 2017 compared to the 13 weeks ended October 29, 2016, and gross profit as a percentage of net sales decreased to 34.7% in the current year quarter compared to 36.1% in the prior year quarter. The decrease in gross profit was driven by decreases of $18.3 million in pre-owned and value video game products and $18.2 million in Technology Brands, partially offset by increases in collectibles of $13.0 million and new video game software of $5.9 million.

The net decrease in gross profit as a percentage of net sales was primarily due to a shift in product mix between categories and a decrease in gross profit percentage in pre-owned and value video game products. The gross profit in pre-owned and value video game products decreased to 43.6% in the 13 weeks ended October 28, 2017 from 46.4% in the 13 weeks ended October 29, 2016, primarily due to promotional activity associated with pre-owned hardware.
Selling, General and Administrative Expenses
SG&A was $565.1 million for the 13 weeks ended October 28, 2017 which was flat compared to $567.1 million for the 13 weeks ended October 29, 2016.
Income Tax Expense
Income tax expense was $14.3 million, representing an effective tax rate of 19.4%, for the 13 weeks ended October 28, 2017, compared to $33.2 million, representing an effective tax rate of 39.5%, for the 13 weeks ended October 29, 2016. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the current year quarter and the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $87.6 million for the 13 weeks ended October 28, 2017, or a $11.2 million decrease from operating earnings of $98.8 million for the 13 weeks ended October 29, 2016. Net income was $59.4 million for the 13 weeks ended October 28, 2017, which represented a 16.9% increase from net income of $50.8 million for the 13 weeks ended October 29, 2016.
39 weeks ended October 28, 2017 compared with the 39 weeks ended October 29, 2016

	39 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
	($ in millions)
Net sales	$5,722.1	$5,562.5	$159.6	2.9%
Cost of sales	3,706.5	3,561.1	145.4	4.1
Gross profit	2,015.6	2,001.4	14.2	0.7
Selling, general and administrative expenses	1,671.0	1,606.3	64.7	4.0
Depreciation and amortization	112.3	124.0	(11.7)	(9.4)
Operating earnings	232.3	271.1	(38.8)	(14.3)
Interest expense, net	42.2	39.2	3.0	7.7
Earnings before income tax expense	190.1	231.9	(41.8)	(18.0)
Income tax expense	49.5	87.4	(37.9)	(43.4)
Net income	$140.6	$144.5	$(3.9)	(2.7)%

	39 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$947.8	$813.7	$134.1	16.5%
New video game software	1,539.7	1,566.0	(26.3)	(1.7)
Pre-owned and value video game products	1,486.5	1,573.5	(87.0)	(5.5)
Video game accessories	456.6	438.2	18.4	4.2
Digital	127.8	123.8	4.0	3.2
Technology Brands(2)	583.9	558.0	25.9	4.6
Collectibles	375.4	281.7	93.7	33.3
Other(3)	204.4	207.6	(3.2)	(1.5)
Total	$5,722.1	$5,562.5	$159.6	2.9%

	39 Weeks Ended		Change
	October 28, 2017	October 29, 2016	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$101.6	$95.6	$6.0	6.3%
New video game software	351.4	376.0	(24.6)	(6.5)
Pre-owned and value video game products	679.0	725.2	(46.2)	(6.4)
Video game accessories	152.1	152.4	(0.3)	(0.2)
Digital	108.1	104.7	3.4	3.2
Technology Brands(2)	424.9	380.0	44.9	11.8
Collectibles	131.1	103.0	28.1	27.3
Other(3)	67.4	64.5	2.9	4.5
Total	$2,015.6	$2,001.4	$14.2	0.7%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales increased $159.6 million, or 2.9%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016. The increase in net sales was primarily attributable to an increase in comparable store sales of 2.1% compared to the prior year period and an increase in sales in Technology Brands, as well as the positive impact of foreign exchange rate fluctuations of $22.9 million. The increase in comparable store sales was driven by an increase in sales of new video game hardware, collectibles and video game accessories. The increase in sales in Technology Brands and collectibles are a result of the Company's diversification strategy.
The increase in net sales was due to the following:

•
New video game hardware sales increased $134.1 million, or 16.5%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily due to the launch of the Nintendo Switch in March 2017, which was partially offset by decreases in sales of other consoles as their cycles mature.

•
Collectibles sales increased $93.7 million, or 33.3%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•
Technology Brands sales increased $25.9 million, or 4.6%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily due to the acquisition of stores in the second half of fiscal 2016 within the Technology Brands segment, partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year.

•
Video game accessories increased $18.4 million, or 4.2%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily due to the recent release of the Nintendo Switch.

The increases described above were partially offset by the following:

•
Pre-owned and value video game product sales decreased $87.0 million, or 5.5%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily due to the decrease in store traffic as a result of weaker new release titles in the current year period.

•
New video game software sales decreased $26.3 million, or 1.7%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily due to weaker new title releases in the current year period, partially offset by sales of new video game software associated with the Nintendo Switch.

Cost of Sales
Cost of sales increased $145.4 million, or 4.1%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.

Gross Profit
Gross profit increased $14.2 million, or 0.7%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016, and gross profit as a percentage of net sales was 35.2% in the current year period compared to 36.0% in the same period in the prior year. The increase in gross profit was driven by increases of $44.9 million in Technology Brands, primarily related to the growth through acquisitions, $28.1 million in collectibles and $6.0 million in new video game hardware. These increases were partially offset by decreases of $46.2 million in pre-owned and value video game products and $24.6 million in new video game software.
The net decrease in gross profit as a percentage of net sales was due to product mix shift between categories and the following product margin rate variances:

•
New video game software decreased to 22.8% in the 39 weeks ended October 28, 2017 from 24.0% in the 39 weeks ended October 29, 2016, primarily due to lower cooperative advertising funds as a percentage of sales associated with weaker new title releases in the current year period.

•	New video game hardware decreased to 10.7% in the 39 weeks ended October 28, 2017 from 11.7% in the 39 weeks ended October 29, 2016.
These decreases in gross profit as a percentage of net sales were partially offset by an increase in Technology Brands gross margin to 72.8% in the 39 weeks ended October 28, 2017 from 68.1% in the 39 weeks ended October 29, 2016, due to the growth in the number of Spring Mobile stores, which carry higher gross margin than the other businesses inside Technology Brands.
Selling, General and Administrative Expenses
SG&A increased $64.7 million, or 4.0%, for the 39 weeks ended October 28, 2017 compared to the 39 weeks ended October 29, 2016. The increase was primarily due to the growth of the Technology Brands segment stores in the second half of fiscal 2016, which have higher SG&A as a percentage of sales than the other segments.
Income Tax Expense
Income tax expense was $49.5 million, representing an effective tax rate of 26.0%, for the 39 weeks ended October 28, 2017, compared to $87.4 million, representing an effective tax rate of 37.7%, for the 39 weeks ended October 29, 2016. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the current year period and the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income
The factors described above led to operating earnings of $232.3 million for the 39 weeks ended October 28, 2017, or a 14.3% decrease from operating earnings of $271.1 million for the 39 weeks ended October 29, 2016. Net income was $140.6 million for the 39 weeks ended October 28, 2017, which represented a 2.7% decrease from net income of $144.5 million for the 39 weeks ended October 29, 2016.
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

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended October 28, 2017 compared with the 13 weeks ended October 29, 2016

As of and for the 13 Weeks Ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,188.0	$97.1	$156.2	$353.1	$194.2	$1,988.6
Operating earnings	$52.2	$3.2	$5.3	$8.9	$18.0	$87.6
Segment operating data:
Store count	3,905	321	470	1,260	1,506	7,462
Comparable store sales(1)	0.6%	6.7%	6.1%	3.4%	n/a	1.9%

As of and for the 13 Weeks Ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,195.2	$86.8	$139.4	$321.5	$216.3	$1,959.2
Operating earnings	$59.1	$3.9	$3.5	$8.8	$23.5	$98.8
Segment operating data:
Store count	3,955	322	457	1,283	1,569	7,586
Comparable store sales(1)	(8.4)%	(11.4)%	0.1%	(0.5)%	n/a	(6.5)%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended October 28, 2017, comparable store gross profit for our Technology Brands stores declined 16.3%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine; and Kongregate, a web and mobile gaming platform that we sold in July 2017. Net sales for the 13 weeks ended October 28, 2017 decreased $7.2 million, or 0.6%, compared to the 13 weeks ended October 29, 2016, primarily due to the impact of the sale of Kongregate, partially offset by a 0.6% increase in comparable store sales. The increase in comparable store sales was primarily the result of an increase in sales of collectibles, new video game hardware and new video game software, partially offset by a decrease in sales of pre-owned and value video game products and video game accessories. Operating earnings for the 13 weeks ended October 28, 2017 decreased $6.9 million compared to the prior year quarter. The decrease in operating earnings was primarily a result of a decrease in gross profit, mainly due to the decline in sales of pre-owned and value video game products.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended October 28, 2017 increased $10.3 million, or 11.9%, compared to the 13 weeks ended October 29, 2016, primarily due to a 6.7% increase in comparable store sales and the positive impact of foreign exchange rate fluctuations of $4.7 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as an increase in sales of collectibles. Operating earnings for the 13 weeks ended October 28, 2017 decreased $0.7 million compared to the prior year quarter.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 13 weeks ended October 28, 2017 increased $16.8 million, or 12.1%, compared to the 13 weeks ended October 29, 2016. The increase in net sales was primarily the result of an increase in comparable store sales of 6.1%, the positive impact of foreign exchange rate fluctuations of $5.5 million and the opening of 14 new Zing branded collectibles stores since the prior year quarter. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating earnings for the 13 weeks ended October 28, 2017 increased $1.8 million compared to the prior year quarter.

Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales in the European segment for the 13 weeks ended October 28, 2017 increased $31.6 million, or 9.8%, compared to the 13 weeks ended October 29, 2016, primarily due to an increase in comparable store sales of 3.4% and the positive impact of foreign exchange rate fluctuations of $20.0 million. The increase in comparable store sales was driven by the launch of the Nintendo Switch and an increase in sales of collectibles. Operating earnings for the 13 weeks ended October 28, 2017 were up slightly compared to the prior year quarter.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for the 13 weeks ended October 28, 2017 decreased $22.1 million, or 10.2%, compared to the prior year quarter, as a result of the slowdown in the wireless upgrade cycle and changes in commission income which resulted in a 16.3% decline in comparable store gross profit. Operating earnings for the 13 weeks ended October 28, 2017 decreased $5.5 million compared to the prior year quarter.
39 weeks ended October 28, 2017 compared with the 39 weeks ended October 29, 2016

As of and for the 39 Weeks Ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,545.3	$256.9	$438.2	$897.8	$583.9	$5,722.1
Operating earnings (loss)	$175.3	$5.1	$10.2	$(2.4)	$44.1	$232.3
Segment operating data:
Store count	3,905	321	470	1,260	1,506	7,462
Comparable store sales(1)	(1.1)%	10.9%	10.4%	9.3%	n/a	2.1%

As of and for the 39 Weeks Ended October 29, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,586.5	$231.2	$376.6	$810.2	$558.0	$5,562.5
Operating earnings (loss)	$204.7	$8.9	$7.0	$(5.7)	$56.2	$271.1
Segment operating data:
Store count	3,955	322	457	1,283	1,569	7,586
Comparable store sales(1)	(8.9)%	(9.2)%	(1.4)%	(4.0)%	n/a	(7.6)%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 39 weeks ended October 28, 2017, comparable store gross profit for our Technology Brands stores declined 16.2%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, a platform for web and mobile gaming which we sold in July 2017. Net sales for the 39 weeks ended October 28, 2017 decreased $41.2 million, or 1.1%, compared to the 39 weeks ended October 29, 2016, primarily due to a 1.1% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of pre-owned and value video game products and new video game software, partially offset by an increase in sales of collectibles and new video game hardware. Operating earnings for the 39 weeks ended October 28, 2017 decreased $29.4 million compared to the prior year period. The decrease in operating earnings was primarily a result of a decrease in gross profit, mainly due to the decline in sales of pre-owned and value video game products and new video game software and their gross margins, partially offset by a $7.3 million gain on the sale of Kongregate and lower depreciation and amortization expense.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 39 weeks ended October 28, 2017 increased $25.7 million, or 11.1%, compared to the 39 weeks ended October 29, 2016, primarily due to a 10.9% increase in comparable store sales and the positive impact of foreign exchange rate fluctuations of $2.8 million. This increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as an increase in sales of collectibles, partially offset by a decline in sales of pre-owned and value video game products. Operating earnings for the 39 weeks ended October 28, 2017 decreased $3.8 million compared to the prior year period, primarily driven by a decline in gross profit associated with a decline in pre-owned and value video game sales and their gross margin.

Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 39 weeks ended October 28, 2017 increased $61.6 million, or 16.4%, compared to the 39 weeks ended October 29, 2016. The increase in net sales was primarily the result of an increase in comparable store sales of 10.4%, the positive impact of foreign exchange rate fluctuations of $11.9 million, and the opening of 14 new Zing branded collectibles stores since the prior year period. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in the sales of collectibles. Operating earnings for the 39 weeks ended October 28, 2017 increased $3.2 million driven by an increase in sales offset by an increase in costs associated with the expansion of our collectibles store base.
Europe
Segment results for Europe include retail operations and e-commerce operations in 10 European countries. Net sales in the European segment for the 39 weeks ended October 28, 2017 increased $87.6 million, or 10.8%, compared to the 39 weeks ended October 29, 2016, primarily due to an increase in comparable store sales of 9.3% and the positive impact of foreign exchange rate fluctuations of $8.2 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in sales of pre-owned and value video game products and collectibles. Operating loss for the 39 weeks ended October 28, 2017 decreased $3.3 million compared to the prior year period primarily due to an increase in gross profit.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket branded stores and our Simply Mac business. Net sales for the 39 weeks ended October 28, 2017 increased $25.9 million, or 4.6%, compared to the 39 weeks ended October 29, 2016, as a result of acquisition activity in the second half of fiscal 2016. The increase in sales was partially offset by a slowdown in the wireless upgrade cycle and changes in commission income in the current year period which resulted in a 16.2% decline in comparable store gross profit. Operating earnings for the 39 weeks ended October 28, 2017 decreased $12.1 million compared to the prior year period, primarily due to the decline in comparable store gross profit.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $420 million asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, debt or share repurchases, and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of October 28, 2017, we had total cash on hand of $454.7 million and an additional $392.4 million of available borrowing capacity under the Revolver. On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. These transactions may require cash expenditures that may be funded through a combination of cash on hand, debt or equity offerings, or borrowings on our Revolver. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 39 weeks ended October 28, 2017, cash used in operations was $17.1 million, compared to cash provided by operations of $131.6 million during the 39 weeks ended October 29, 2016. The decrease in cash provided by operations of $148.7 million was primarily attributable to the timing of inventory purchases and vendor payments.
Cash used in investing activities was $40.9 million during the 39 weeks ended October 28, 2017, compared to $541.5 million during the the 39 weeks ended October 29, 2016. The $500.6 million decrease in cash used in investing activities is primarily attributable to higher acquisition activity in our Technology Brands segment in the prior year period combined with lower capital expenditures in the current year period. In addition, we received net proceeds of $51.2 million from the sale of Kongregate in July 2017.
Cash used in financing activities was $163.9 million during the 39 weeks ended October 28, 2017, compared to cash provided by financing activities of $296.8 million during the 39 weeks ended October 29, 2016. The change is primarily due to the issuance of our $475.0 million 2021 Senior Notes, in March 2016.

Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various growth initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
As of October 28, 2017, we maintained an existing $400.0 million asset-backed revolving credit facility ("Revolver"), including a $50.0 million letter of credit sublimit, that was set to expire on March 25, 2019. The Revolver has an expansion feature to allow for an additional $200.0 million if certain conditions are met. Availability under the Revolver is subject to a monthly borrowing base calculation. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. The per annum interest is variable and is based on the London Interbank Offered (“LIBO”) rate or the prime rate, in each case plus an applicable margin. As of October 28, 2017, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Total availability under the Revolver was $392.4 million as of October 28, 2017, with no outstanding borrowings and outstanding standby letters of credit of $7.5 million.
On November 20, 2017, we entered into a second amendment to our Revolver (“Amended Revolver”). The Amended Revolver increases the borrowing base capacity up to $420.0 million and extends the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200.0 million expansion feature and allows for an incremental $50.0 million first-in, last-out facility. The applicable margins for prime rate loans are reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for LIBO rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged.
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
In September 2007, our Luxembourg subsidiary entered into a discretionary $20 million uncommitted line of credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of October 28, 2017, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.9 million.
Uses of Capital
Our future capital requirements will depend upon the timing and extent of our ongoing investments in our strategic initiatives as well as the number of new stores we open and the timing of those openings within a given fiscal year.
Capital expenditures for fiscal 2017 are projected to be approximately $110 million to $120 million, used primarily to invest in our distribution and information systems and digital initiatives in support of our operations; new store openings and store remodels; and continued growth of our Technology Brands businesses.
On March 1, 2017, our Board of Directors authorized an increase in our annual cash dividend from $1.48 to $1.52 per share of Class A Common Stock, which represents an increase of 2.7%. On September 21, 2017, we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders of record on September 8, 2017. Additionally, on November 17, 2017, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on December 12, 2017 to stockholders of record at the close of business on December 1, 2017. Future dividends will be subject to approval by our Board of Directors.

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

Date: December 5, 2017

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 5, 2017