Form 10-K
period 2018-02-03
GameStop Corp.
filed 2018-04-02
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2018
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 29, 2017 was approximately $2.13 billion, based upon the closing market price of $21.50 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 22, 2018: 101,583,319
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2018 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of February 3, 2018, GameStop's retail network and family of brands include 7,276 company-operated stores in the United States, Canada, Australia and Europe.
We are a Delaware corporation which, through a predecessor, began operations as a specialty retailer of video games in November 1996. Our corporate office is located in Grapevine, Texas.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017"). Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016") and fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015").
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
Video Game Brands
The Video Game Brands segments include 5,899 stores, 3,864 of which are included in the United States segment. There are 321, 467, and 1,247 stores in the Canadian, Australian and European segments, respectively. The stores in our four Video Game Brands segments operate primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”), and Micromania. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories, which we refer to as video game products. Our Video Game Brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell collectible products and certain mobile and consumer electronics products. Through our omnichannel sales process, including iOS and Android mobile applications, our customers can buy video game products and other merchandise online, reserve merchandise online and then pick it up in stores, or order products that may not be in-stock in stores and have it shipped to their homes. We operate e-commerce sites under the brand names of GameStop, EB Games, Micromania and ThinkGeek, that allow our customers to buy video game products, collectibles and other merchandise online. Our family of brands also includes Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication.

Within our Video Game Brands segments, we operate 103 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 66 collectibles stores in international markets operating under the Zing Pop Culture brand and 37 stores in the United States operating under the ThinkGeek brand.
Technology Brands
Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile operates 1,329 AT&T branded wireless retail stores. The AT&T branded stores sell both pre and post-paid AT&T services, DIRECTV service and wireless products, as well as related accessories and other consumer electronics products. Simply Mac operates 48 Simply Mac© branded stores which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronics products. As an authorized Apple reseller, Simply Mac also offers certified training, warranty and repair services to its customers.
Market Size
Video Game Products. Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD") and International Development Group ("IDG"), we estimate that the market for new physical video game products was approximately $18 billion in 2017 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by various market research firms, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was between $15 billion and $26 billion in 2017.
Mobile and Consumer Electronics. The mobile and consumer electronics market, as we refer to it, consists primarily of wireless services, new and pre-owned mobile devices, such as smart phones and tablets, consumer electronics such as Apple products and services, non-gaming headsets and accessories. The market for wireless devices and services is estimated by CTIA — The Wireless Association® to exceed $188 billion.
Merchandise
We categorize our sale of products and services as follows:

•
New Video Game Hardware.  We offer video game platforms from the major manufacturers. The current generation of consoles include the Sony PlayStation 4 (2013), Microsoft Xbox One (2013) and the Nintendo Switch (March 2017). In 2016, Sony and Microsoft released refreshes to the PlayStation 4 and Xbox One, respectively. In November 2017, Microsoft released a further enhanced version of its current generation console, the Xbox One X. We also offer extended service agreements on video game hardware and software. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature.

•
New Video Game Software.  We offer new video game software for current and certain prior generation consoles from the leading manufacturers, including Sony, Nintendo and Microsoft, as well as all other major third-party game publishers, such as Electronic Arts and Activision Blizzard. We are one of the largest retailers of video game titles sold by these publishers. We carry new video game software across a variety of genres, including sports, action, strategy, adventure/role playing and simulation.

•
Pre-owned and Value Video Game Products.  We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We believe this process drives our higher market share, particularly at launch. We resell these pre-owned video game products and have the largest selection of pre-owned video game titles which have an average price of $25 as compared to an average price of $48 for new video game titles and which generate significantly higher gross margins than new video game products. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the United States, Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

•
Video Game Accessories. Video game accessories consist primarily of controllers, gaming headsets, virtual reality products, memory cards and other add-ons for use with video game hardware and software.

•
Digital.  The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming websites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as full-game downloads and digitally downloadable content (“DLC”), for existing console video games. We sell a wide variety of digital currency and we have developed technology to sell DLC and full-game downloads in our stores and on our U.S. website. We believe we are the worldwide leading retailer of digital currency and DLC for Xbox Live and the PlayStation Network.

•
Technology Brands.  Technology Brands consist primarily of wireless products, services and accessories and consumer electronics offered in our Technology Brands segment through Spring Mobile managed AT&T branded stores and Simply Mac stores.

•
Collectibles. Collectibles consist of licensed merchandise, primarily related to the video game, television and movie industries and pop culture themes which are sold through our video game stores, ThinkGeek stores, Zing Pop Culture stores and www.thinkgeek.com.

•
Other Products.  Other products primarily consist of PC entertainment software, gaming-related print media, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form. We offer PC entertainment software from many of the largest PC publishers, including Electronic Arts, Take Two and Activision Blizzard across a variety of genres, including sports, action, strategy, adventure/role playing and simulation. We also carry strategy guides, magazines and interactive game figures, such as Amiibos from Nintendo and Skylanders from Activision Blizzard.

Store Operations
We design our video game stores to provide an electronic gaming atmosphere with an engaging and visually captivating layout, with an average size of 1,700 square feet. Our video game stores are typically equipped with several video game sampling areas, which provide our customers the opportunity to play games before purchase, as well as equipment to play video game clips. We use store configuration, in-store signage and product demonstrations to produce marketing opportunities both for our vendors and for us.
Our Technology Brands stores vary in size, with an average size of approximately 1,900 square feet. Our Spring Mobile managed AT&T branded stores carry wireless products and accessories, and our Simply Mac stores carry Apple and other consumer electronics.
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
Site Selection and Locations
Site Selection.  Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. Spring Mobile managed AT&T branded stores are selected after approval from AT&T. Simply Mac stores are selected with input from Apple. In each of our geographic segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.

Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the U.S. Video Game Brands and Technology Brands segments as of February 3, 2018:

	U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands		U.S. Video Game Brands	Technology Brands
Alabama	61	6	Kentucky	70	23	Ohio	169	1
Alaska	7	6	Louisiana	63	17	Oklahoma	49	28
Arizona	73	31	Maine	11	1	Oregon	35	37
Arkansas	31	26	Maryland	87	8	Pennsylvania	185	36
California	384	197	Massachusetts	82	32	Rhode Island	12	1
Colorado	58	31	Michigan	103	—	South Carolina	68	27
Connecticut	47	26	Minnesota	45	36	South Dakota	11	—
Delaware	14	13	Mississippi	44	26	Tennessee	93	30
District of Columbia	—	2	Missouri	68	45	Texas	367	118
Florida	246	74	Montana	10	9	Utah	27	38
Georgia	129	59	Nebraska	21	4	Vermont	4	—
Guam	2	—	Nevada	38	13	Virginia	122	30
Hawaii	18	—	New Hampshire	26	7	Washington	74	49
Idaho	16	8	New Jersey	115	22	West Virginia	29	1
Illinois	147	82	New Mexico	25	8	Wisconsin	58	31
Indiana	92	40	New York	219	38	Wyoming	7	9
Iowa	31	9	North Carolina	132	26
Kansas	31	16	North Dakota	8	—

Total Domestic Stores							3,864	1,377
International Locations.  The table below sets forth the number and locations of our international stores included in the Video Game Brands segments in Canada, Europe and Australia as of February 3, 2018:

Number of Stores
Canada	321
Total Stores - Canada Video Game Brands	321

Australia	425
New Zealand	42
Total Stores - Australia Video Game Brands	467

Austria	28
Denmark	34
Finland	16
France	425
Germany	214
Ireland	50
Italy	379
Norway	29
Sweden	54
Switzerland	18
Total Stores - Europe Video Game Brands	1,247
Total International Stores	2,035
Total Stores	7,276

PowerUp Rewards
We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. Our U.S. loyalty program, called PowerUp RewardsTM ("PowerUp Rewards"), had over 37 million members as of February 3, 2018 including 16 million whom have purchased at GameStop in the past year. Our loyalty programs in our video game stores in the remaining countries had approximately 19 million members as of February 3, 2018. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products. Approximately 6.3 million of the 37.0 million U.S. loyalty members were paying members.
Game Informer
We publish Game Informer, the world’s largest print and digital video game publication and website featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our domestic and international stores. Game Informer magazine is the fourth largest consumer publication in the U.S. and for its December 2017 issue, the magazine had approximately 7.5 million paid subscribers, including more than 2.1 million paid digital magazine subscribers. The digital version of the magazine is the largest subscription digital magazine in the United States. Game Informer is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer are included in the United States segment as this represents where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.
Vendors
We purchase substantially all of our new products worldwide from approximately 100 manufacturers, software publishers and several distributors. Purchases from the top ten vendors in our Video Game Brands segments accounted for approximately 76% of our new product purchases in fiscal 2017. Nintendo, Sony, Microsoft, Activision Blizzard and Electronic Arts accounted for 22%, 20%, 10%, 6%, and 6%, respectively, of our new product purchases in our Video Game Brands segments during fiscal 2017. We have established price protections with our primary video game product vendors in order to reduce our risk of inventory obsolescence. In addition, we have few purchase contracts with video game trade vendors and generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We purchase substantially all of our products in our Technology Brands segment through our agreements with AT&T and Apple. We purchase collectibles merchandise from a broad base of domestic and international vendors. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.
Distribution and Information Management
Our operating strategy involves providing a broad merchandise selection to our customers as quickly and as cost-effectively as possible. We use our distribution facilities and inventory management systems to maximize the efficiency of the flow of products to our stores, enhance store efficiency and optimize store in-stock and overall investment in inventory.
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
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2017 and 2016, we generated approximately 38% and 35%, respectively, of our sales during the fourth quarter.

Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “ThinkGeek,” “Zing Pop Culture,” “Spring Mobile,” “Simply Mac,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the U.S. Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 22,000 full-time salaried and hourly employees and between 25,000 and 45,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take in software (CDs), gaming consoles and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2017 alone, through our U.S. refurbishment center, the company refurbished over six million pieces of software (CDs) and over three million consumer electronic devices, and recycled almost 2.2 million pounds of e-waste. In addition, we continuously measure, and look for cost-effective ways to reduce, our carbon emissions and have seen both our total emissions and emissions by store decrease over the past six years. See the Social Responsibility section of our corporate website (http://news.gamestop.com) for further information on our sustainability efforts. We are not incorporating by reference into this Annual Report on Form 10-K information or materials contained on our website or that can be accessed through our website.
Available Information
We make available on our corporate website (http://news.gamestop.com), under “Investor Relations — Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). You may read and copy this information or obtain copies of this information by mail from the Public Reference Room of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates. Further information on the operation of the SEC’s Public Reference Room in Washington, D.C. can be obtained by calling the SEC at 1-800-SEC-0330. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file, with, or furnish to, the SEC.

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
We depend on manufacturers and publishers to deliver video game hardware, software, and wireless and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and publishers to introduce new and innovative products and software titles to drive industry sales. We have experienced sales declines in the past due to a reduction in the number of new software titles available for sale. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms, software titles or wireless devices could result in reduced sales.
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
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. If consumers' preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
Our sales of collectibles depend on popularity of and trends in pop culture, and our ability to react to them.
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. The market for, and appeal of, particular types of music, movies, television shows, artists, actors, styles, trends and brands is constantly changing. Our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns. There can be no assurance that the collectibles and related products that we sell will appeal to our customers.

We depend on licensed products for a substantial portion of our sales of collectibles and our inability to maintain such licenses and obtain new licensed products would adversely affect our sales of collectibles.
We license from others the rights to sell certain of our collectibles and many of these products contain a third party’s trademarks, designs and other intellectual property. If we are unable to maintain current licenses or obtain new licensed products with comparable consumer demand, our sales of collectibles would decline. Furthermore, we may not be able to prevent a licensor from choosing not to renew a license with us and/or from licensing a product to one of our competitors.
Our ability to obtain favorable terms from our suppliers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors in our Video Game Brands segments are Nintendo, Sony, Microsoft, Activision Blizzard and Electronic Arts, which accounted for 22%, 20%, 10%, 6% and 6%, respectively, of our new product purchases in fiscal 2017. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.
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
The profitability of our Technology Brands segment is dependent in large part on our relationship with AT&T and any material adverse change to this relationship would affect our results.
Our Technology Brands segment is primarily conducted through Spring Mobile, an AT&T authorized retailer currently operating 1,329 AT&T branded stores selling pre-paid and post-paid wireless services and products. Therefore, we depend in large part on our relationship with AT&T for the profitability of our Technology Brands segment. We depend on AT&T for constant innovation and the timely delivery of products and services to our stores. Material adverse changes in our relationship with AT&T, including termination of the relationship (which is permissible upon a short notice period), the lack of innovation or failure to timely supply products or competitive service plans, or changes in the manner in which AT&T compensates its authorized retailers, could materially adversely impact the profitability of our Technology Brands segment and our financial condition and results of operations. See Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Segment Performance — Fiscal 2017 compared to Fiscal 2016 — Technology Brands” for additional information.
Our relationship with AT&T restricts our ability to offer products and services in the United States that compete with AT&T in wireless and wireline communications and a variety of technology businesses.
We are a significant retailer of AT&T products and services through our Technology Brands segment. Our agreements with AT&T and its affiliates impose significant restrictions on our ability to offer products and services in the United States that compete with AT&T in wireless and wireline communications and a variety of technology businesses, including several that are adjacent to markets in which we participate or are considering entering, which could materially adversely impact this component of our business.
We have made and may make investments and acquisitions which could negatively impact our business if we fail to successfully complete and integrate them, or if they fail to perform in accordance with our expectations.
To enhance our efforts to grow and compete, we have made and may continue to make investments and acquisitions. Our plans to pursue future transactions are subject to our ability to identify potential candidates and negotiate favorable terms for these transactions. Accordingly, we cannot assure you that future investments or acquisitions will be completed. In addition, to facilitate future transactions, we may take actions that could dilute the equity interests of our stockholders, increase our debt or cause us to assume contingent liabilities, all of which may have a detrimental effect on the price of our common stock. Also, companies that we have acquired, and that we may acquire in the future, could have products that are in development, and there is no assurance that these products will be successfully developed. Finally, if any acquisitions are not successfully integrated with our business, or fail to perform in accordance with our expectations, our ongoing operations could be adversely affected.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; and online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. Our Technology Brands stores compete with a wide variety of other wireless carriers and retailers and consumer electronics retailers, including AT&T stores that are not operated by us. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
Our business could be adversely affected by the loss of key personnel.
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
We recently experienced a Chief Executive Officer (“CEO”) transition, as well as other senior management changes. On February 4, 2018, Michael Mauler was appointed CEO. His appointment follows the appointment of Daniel A. DeMatteo as our interim CEO on November 13, 2017 as the result of a medical event experienced by our former CEO, J. Paul Raines. In addition to the CEO change, certain other members of our executive team have recently departed. Any failures in the transition of our executive team could have a material adverse impact on our results of operations, financial condition and the market price of our common stock.
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

Our operations in Europe are also subject to risks associated with the current economic conditions and uncertainties in the European Union (“EU”). In June 2016, voters in the United Kingdom approved the exit of that country from the EU (“Brexit”), and the British government has officially notified the EU that it intends withdrawal the U.K. from the EU. The Brexit vote and related withdrawal negotiations have created significant economic uncertainty in Europe. In addition, European and global economic conditions have been negatively impacted by the inability of certain EU member states to service their sovereign debt obligations. There continues to be uncertainty over the possibility that other EU member states may experience similar financial troubles, the ultimate outcome of the EU governments’ financial support programs, the possible breakup or restructuring of the EU and the possible elimination or restructuring of the EU monetary system. These continued uncertainties could further disrupt European and global economic conditions. Unfavorable economic conditions could negatively impact consumer demand for our products. These factors could negatively impact our business, results of operations and financial condition.
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
The United States and other countries have from time to time proposed and enacted protectionist trade policies that could increase the cost or reduce the availability of certain merchandise. In particular, the current U.S. administration has made certain changes to import/export tariffs and international trade agreements. The changes announced and made to date do not impact the merchandise that we offer. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries.
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
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2017, we generated approximately 38% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
Our sales and profitability depends in part upon opening new stores and operating them profitably. We opened 46 Video Game Brands stores (including 20 collectibles stores) and opened or acquired 56 Technology Brands stores in fiscal 2017. Our ability to open new stores and operate them profitably depends upon a number of factors, some of which may be beyond our control. These factors include:

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
Our strategy includes closing stores which are not meeting our performance standards or stores at the end of their lease terms and transferring revenue to other nearby locations. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our results of operations could be negatively impacted.
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
We rely on computerized inventory and management systems to coordinate and manage the activities in our distribution centers, as well as to communicate distribution information to the off-site, third-party operated distribution centers with which we work. The third-party distribution centers pick up products from our suppliers, repackage the products for each of our stores and ship those products to our stores by package carriers. We use inventory replenishment systems to track sales and inventory. Our ability to rapidly process incoming shipments of new release titles and deliver them to all of our stores, either that day or by the next morning, enables us to meet peak demand and replenish stores at least twice a week, to keep our stores in stock at optimum levels and to move inventory efficiently. Our systems are subject to damage or interruption from power outages, telecommunications failures, cyber-attacks, security breaches and catastrophic events. If our inventory or management information systems fail to adequately perform their functions, our business could be adversely affected. In addition, if operations in any of our distribution centers were to shut down or be disrupted or if these centers were unable to accommodate stores in a particular region, our business and results of operations may be negatively impacted.
If we do not maintain the security of our member, customer, employee or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
An important part of our business involves the receipt, processing and storage of personal information of our customers, members and employees, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information. Nevertheless, cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers and our ability to issue and redeem loyalty points under our Power Up Rewards program. Such an event may also expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our members and customers. We are continuously working to install new, and upgrade our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to protect our member, customer, employee, and company data against cyber risks and security breaches. Despite these efforts, we have experienced cybersecurity attacks in the past and there is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against future data security breaches. While past cybersecurity attacks have not resulted in material losses, a data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could materially impact our business and our results of operations. Moreover, a data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations and to expend significant additional resources to upgrade further the security measures that we employ to guard against such breaches or to comply with such change in laws or regulations, which could disrupt our business, operations and financial condition.
Litigation and the outcomes of such litigation could negatively impact our future financial condition and results of operations.
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings, including matters involving wage and hour employee class actions, stockholder and consumer class actions, tax audits and unclaimed property audits by states. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify. Certain of these legal proceedings, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations or liquidity. See Item 3. “Legal Proceedings.”
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
While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in litigation, regulatory action and penalties which could have a negative impact on our business, financial condition and results of operations. In addition, our suppliers might not adhere to product safety requirements and the Company and those suppliers may therefore be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs, lost sales and reputational damage associated with product recalls, government enforcement actions or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.
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
We recognized substantial impairment charges in fiscal 2017 and any future impairment charges on our goodwill and intangible assets could negatively impact our results of operations.
Our consolidated balance sheet at February 3, 2018 included goodwill and intangible assets, net totaling $1.8 billion. Goodwill and certain intangible assets arise from acquisitions and are not amortized as they have indefinite useful lives. Other intangible assets are amortized over their estimated economic useful lives. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. The impairment test requires numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in our annual impairment test. If our actual financial results in the future are below our projections or if our stock price experiences a sustained decline, we may be required to record significant impairment charges associated with our goodwill and intangible assets, which would negatively impact our results of operations. In fiscal 2017, we recorded impairment charges of $339.8 million and $32.8 million associated with our intangible assets and goodwill, respectively. In fiscal 2016, we recorded intangible asset impairment charges totaling $14.4 million. See "Goodwill" and "Indefinite-lived Intangible Assets" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” for additional information.
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
The terms of the store leases for the 7,276 leased stores open as of February 3, 2018 expire as follows:

Lease Terms to Expire During (12 Months Ending on or About January 31)	Number of Stores
2019	2,463
2020	1,875
2021	1,418
2022	609
2023 and later	911
Total	7,276
As of February 3, 2018, we owned seven and leased 11 office and distribution facilities, totaling approximately 2.1 million square feet. The lease expiration dates for the leased facilities range from 2018 to 2024, with an average remaining lease life of approximately four years. Our principal facilities are as follows:

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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment. If we were not to prevail, then the adjustment to our income tax provision could be material.

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
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
The following table sets forth, for the periods indicated, the high and low sales prices of the Class A Common Stock on the NYSE Composite Tape and the dividends declared during those periods:

	Class A Common Stock Sales Prices				Dividends Declared
	Fiscal 2017		Fiscal 2016		Fiscal Year
	High	Low	High	Low	2017	2016
Fourth Quarter	$20.31	$15.85	$26.85	$20.10	$0.38	$0.37
Third Quarter	$22.37	$18.47	$32.67	$23.69	0.38	0.37
Second Quarter	$25.31	$20.26	$32.86	$25.18	0.38	0.37
First Quarter	$26.68	$20.24	$33.72	$24.75	0.38	0.37
					$1.52	$1.48
On February 20, 2018, our Board of Directors declared a quarterly cash dividend of $0.38 per share of Class A Common Stock payable March 20, 2018. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.
Approximate Number of Holders of Common Equity
As of March 22, 2018, there were approximately 1,397 record holders of our Class A Common Stock.

Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing February 1, 2013 through February 2, 2018 (the last trading date of fiscal 2017) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 1, 2013 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$300
$250
$200
$150
$100
$50
$0
2/1/2013
1/31/2014
1/30/2015
1/29/2016
1/27/2017
2/2/2018
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	2/1/2013	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018
GME	$100.00	$146.50	$152.39	$117.48	$114.86	$84.57
S&P 500 Index	$100.00	$117.81	$131.84	$128.22	$151.65	$186.49
Dow Jones Specialty Retailers Index	$100.00	$127.80	$159.15	$163.09	$188.21	$244.29
Securities Authorized for Issuance under Equity Compensation Plans
For information regarding securities authorized for issuance under equity compensation plans, refer to Part III, Item 12, “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.”

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal year ended February 3, 2018 ("fiscal 2017") consisted of 53 weeks. The fiscal years ended January 28, 2017 ("fiscal 2016"), January 30, 2016 ("fiscal 2015"), January 31, 2015 ("fiscal 2014") and February 1, 2014 ("fiscal 2013") consisted of 52 weeks. The “Statement of Operations Data” for fiscal 2017, fiscal 2016 and fiscal 2015 and the “Balance Sheet Data” as of February 3, 2018 and January 28, 2017 are derived from our audited consolidated financial statements which are included elsewhere in this Form 10-K. The “Statement of Operations Data” for fiscal 2014 and fiscal 2013, and the “Balance Sheet Data” as of January 29, 2016, January 31, 2015 and February 1, 2014 are derived from our consolidated financial statements, available at sec.gov, which are not included elsewhere in this Annual Report on Form 10-K.
The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Fiscal Year
	2017	2016	2015	2014	2013
	(In millions, except statistical and per share data)
Statement of Operations Data:
Net sales	$9,224.6	$8,607.9	$9,363.8	$9,296.0	$9,039.5
Cost of sales	6,184.5	5,598.6	6,445.5	6,520.1	6,378.4
Gross profit	3,040.1	3,009.3	2,918.3	2,775.9	2,661.1
Selling, general and administrative expenses	2,363.0	2,252.6	2,108.9	2,001.0	1,892.4
Depreciation and amortization	150.7	165.2	156.6	154.4	166.5
Goodwill impairments(1)	32.8	—	—	—	10.2
Asset impairments(2)	358.0	33.8	4.6	2.2	18.5
Operating earnings	135.6	557.7	648.2	618.3	573.5
Interest expense, net	55.3	53.0	23.0	10.0	4.7
Earnings before income tax expense	80.3	504.7	625.2	608.3	568.8
Income tax expense	45.6	151.5	222.4	215.2	214.6
Net income	$34.7	$353.2	$402.8	$393.1	$354.2
Per Share Data:
Earnings per share — Basic	$0.34	$3.42	$3.80	$3.50	$3.02
Earnings per share — Diluted	$0.34	$3.40	$3.78	$3.47	$2.99
Dividends per common share	$1.52	$1.48	$1.44	$1.32	$1.10
Weighted-average common shares outstanding:
Basic	101.4	103.4	106.0	112.2	117.2
Diluted	101.5	103.8	106.7	113.2	118.4
Store Operating Data:
Comparable store sales increase (decrease)(3)	5.8%	(11.0)%	4.3%	3.4%	3.8%
Inventory turnover	4.6	4.5	5.2	5.7	5.3
Number of Stores by Segment at Fiscal Year End:
United States	3,864	3,944	4,013	4,138	4,249
Canada	321	322	325	331	335
Australia	467	464	444	421	418
Europe	1,247	1,283	1,299	1,316	1,455
Technology Brands	1,377	1,522	1,036	484	218
Total	7,276	7,535	7,117	6,690	6,675
Balance Sheet Data at Fiscal Year End:
Working capital(4)	$623.1	$379.2	$143.1	$421.5	$223.6
Total assets(4)	$5,041.6	$4,975.9	$4,330.3	$4,240.4	$4,091.4
Total debt, net(4)(5)	$817.9	$815.0	$345.4	$349.8	$4.0
Total liabilities(4)	$2,827.1	$2,721.8	$2,249.3	$2,172.7	$1,840.0
Total stockholders' equity	$2,214.5	$2,254.1	$2,081.0	$2,067.7	$2,251.4

___________________

(1)
In fiscal 2017, we recognized a goodwill impairment charge of $32.8 million associated with our Technology Brands segment. In fiscal 2013, we recognized a goodwill impairment charge of $10.2 million related to our decision to abandon our investment in Spawn Labs.

(2)
Asset impairment charges recognized in fiscal 2017 are primarily associated with intangible assets in our Technology Brands segment; see Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. Also included in these charges were $18.2 million of other asset impairments, primarily associated with store-level property and equipment. Asset impairment charges recognized in fiscal 2016 include $19.4 million of store-level property and equipment impairments, a $7.4 million impairment to our Micromania trade name and a $7.0 million impairment to our Simply Mac dealer agreements. Asset impairment charges in fiscal 2015 and 2014 were primarily related to store-level property and equipment. Asset impairment charges in fiscal 2013 include $9.0 million related to store-level property and equipment and $9.5 million related to certain technology assets and other intangible assets as a result of our decision to abandon our investment in Spawn Labs.

(3)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for fiscal year 2017 compares the 53 weeks for the period ended February 3, 2018 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. Our Technology Brands stores are excluded from the calculation of comparable store sales. We do not consider comparable store sales to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 53 weeks ended February 3, 2018, comparable store gross profit for our Technology Brands stores declined 13.1%. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of February 3, 2018, GameStop's retail network and family of brands include 7,276 company-operated stores in the United States, Canada, Australia and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017"). Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016") and fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015").
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
The sale of video games delivered through digital channels and other forms of gaming continue to grow and take an increasing percentage of physical video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full-game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content easily and facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for fiscal year 2017 compares the 53 weeks for the period ended February 3, 2018 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.

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
STORE COUNT INFORMATION
The following table presents the number of stores and the number of stores opened, acquired and closed during fiscal 2017:

	January 28, 2017	Opened/Acquired	Disposed	February 3, 2018
Video Game Stores	5,927	26	(157)	5,796
Collectibles Stores	86	20	(3)	103
Total Video Game Brands	6,013	46	(160)	5,899

Spring Mobile	1,403	56	(130)	1,329
Cricket	69	6	(75)	—
Simply Mac	50	—	(2)	48
Total Technology Brands	1,522	62	(207)	1,377

Total Stores	7,535	108	(367)	7,276
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$9,224.6	100.0%	$8,607.9	100.0%	$9,363.8	100.0%
Cost of sales	6,184.5	67.0	5,598.6	65.0	6,445.5	68.8
Gross profit	3,040.1	33.0	3,009.3	35.0	2,918.3	31.2
Selling, general and administrative expenses	2,363.0	25.6	2,252.6	26.2	2,108.9	22.6
Depreciation and amortization	150.7	1.6	165.2	1.9	156.6	1.7
Goodwill impairments	32.8	0.4	—	—	—	—
Asset impairments	358.0	3.9	33.8	0.4	4.6	—
Operating earnings	135.6	1.5	557.7	6.5	648.2	6.9
Interest expense, net	55.3	0.6	53.0	0.6	23.0	0.2
Earnings before income tax expense	80.3	0.9	504.7	5.9	625.2	6.7
Income tax expense	45.6	0.5	151.5	1.8	222.4	2.4
Net income	$34.7	0.4%	$353.2	4.1%	$402.8	4.3%

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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
New video game hardware(1)	$1,791.8	19.4%	$1,396.7	16.2%	$1,944.7	20.8%
New video game software	2,582.0	28.0	2,493.4	29.0	2,905.1	31.0
Pre-owned and value video game products	2,149.6	23.3	2,254.1	26.2	2,374.7	25.4
Video game accessories	784.3	8.5	676.7	7.9	703.0	7.5
Digital	189.2	2.1	181.0	2.1	188.3	2.0
Technology Brands(2)	803.6	8.7	814.0	9.5	534.0	5.7
Collectibles	636.2	6.9	494.1	5.7	309.7	3.3
Other(3)	287.9	3.1	297.9	3.4	404.3	4.3
Total	$9,224.6	100.0%	$8,607.9	100.0%	$9,363.8	100.0%

	Fiscal Year 2017		Fiscal Year 2016		Fiscal Year 2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$163.1	9.1%	$154.2	11.0%	$175.5	9.0%
New video game software	590.3	22.9	600.4	24.1	689.3	23.7
Pre-owned and value video game products	977.1	45.5	1,044.1	46.3	1,114.5	46.9
Video game accessories	255.0	32.5	235.2	34.8	255.5	36.3
Digital	162.4	85.8	155.5	85.9	149.6	79.4
Technology Brands(2)	594.0	73.9	554.6	68.1	306.6	57.4
Collectibles	208.2	32.7	171.6	34.7	116.6	37.6
Other(3)	90.0	31.3	93.7	31.5	110.7	27.4
Total	$3,040.1	33.0%	$3,009.3	35.0%	$2,918.3	31.2%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores, which were sold in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Fiscal 2017 Compared to Fiscal 2016

	Fiscal Year		Change
	2017	2016	$	%
	($ in millions)
Net sales	$9,224.6	$8,607.9	$616.7	7.2%
Cost of sales	6,184.5	5,598.6	585.9	10.5
Gross profit	3,040.1	3,009.3	30.8	1.0
Selling, general and administrative expenses	2,363.0	2,252.6	110.4	4.9
Depreciation and amortization	150.7	165.2	(14.5)	(8.8)
Goodwill impairments	32.8	—	32.8	n/a
Asset impairments	358.0	33.8	324.2	959.2
Operating earnings	135.6	557.7	(422.1)	(75.7)
Interest expense, net	55.3	53.0	2.3	4.3
Earnings before income tax expense	80.3	504.7	(424.4)	(84.1)
Income tax expense	45.6	151.5	(105.9)	(69.9)
Net income	$34.7	$353.2	$(318.5)	(90.2)%

	Net Sales		Change
	Fiscal Year 2017	Fiscal Year 2016	$	%
	($ in millions)
New video game hardware(1)	$1,791.8	$1,396.7	$395.1	28.3%
New video game software	2,582.0	2,493.4	88.6	3.6
Pre-owned and value video game products	2,149.6	2,254.1	(104.5)	(4.6)
Video game accessories	784.3	676.7	107.6	15.9
Digital	189.2	181.0	8.2	4.5
Technology Brands(2)	803.6	814.0	(10.4)	(1.3)
Collectibles	636.2	494.1	142.1	28.8
Other(3)	287.9	297.9	(10.0)	(3.4)
Total	$9,224.6	$8,607.9	$616.7	7.2%

	Gross Profit		Change
	Fiscal Year 2017	Fiscal Year 2016	$	%
	($ in millions)
New video game hardware(1)	$163.1	$154.2	$8.9	5.8%
New video game software	590.3	600.4	(10.1)	(1.7)
Pre-owned and value video game products	977.1	1,044.1	(67.0)	(6.4)
Video game accessories	255.0	235.2	19.8	8.4
Digital	162.4	155.5	6.9	4.4
Technology Brands(2)	594.0	554.6	39.4	7.1
Collectibles	208.2	171.6	36.6	21.3
Other(3)	90.0	93.7	(3.7)	(3.9)
Total	$3,040.1	$3,009.3	$30.8	1.0%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores, which were sold in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales increased $616.7 million, or 7.2%, in fiscal 2017 compared to fiscal 2016. Sales for the 53rd week included in fiscal 2017 were approximately $142.6 million. The increase in net sales was primarily attributable to an increase in comparable store sales of 5.8% compared to the prior year and the positive impact of foreign exchange rate fluctuations of $104.6 million. The increase in comparable store sales was primarily the result of an increase in sales of new video game hardware, collectibles, video game accessories and new video game software. The increase in sales in collectibles are a result of the Company's diversification strategy. These increases were partially offset by an decrease in sales in pre-owned and value video game products.
The increase in net sales was due to the following:

•
New video game hardware sales increased $395.1 million, or 28.3%, for fiscal 2017 as compared to fiscal 2016, primarily due to the launch of the Nintendo Switch in March 2017, which was partially offset by decreases in sales of other consoles as their cycles mature.

•
Collectibles sales increased $142.1 million, or 28.8%, for fiscal 2017 as compared to fiscal 2016, due to the growth of collectibles sales in our Video Game Brands stores and the growth in the number of stand-alone collectibles stores.

•	Video game accessories increased $107.6 million, or 15.9%, for fiscal 2017 as compared to fiscal 2016, primarily due to the recent release of the Nintendo Switch.

•	New video game software sales increased $88.6 million, or 3.6%, for fiscal 2017 as compared to fiscal 2016, primarily due to the recent release of the Nintendo Switch.
The increases described above were partially offset by a decrease in pre-owned and value video game product sales of $104.5 million, or 4.6%, for fiscal 2017 as compared to fiscal 2016, primarily due to the decrease in store traffic as a result of weaker new release titles mainly in the first half of the current fiscal year.
Cost of Sales
Cost of sales increased $585.9 million, or 10.5%, in fiscal 2017 compared to fiscal 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit increased $30.8 million, or 1.0%, in fiscal 2017 compared to fiscal 2016, and gross profit as a percentage of net sales decreased to 33.0% in fiscal 2017 compared to 35.0% in fiscal 2016. The increase in gross profit was driven by increases of $39.4 million in Technology Brands, primarily related to growth through acquisitions, $36.6 million in collectibles and $19.8 million in video game accessories. These increases were partially offset by decreases of $67.0 million in pre-owned and value video game products and $10.1 million in new video game software.
The net decrease in gross profit as a percentage of net sales was due to product mix shift between categories and the following product margin rate variances:

•	New video game hardware decreased to 9.1% in fiscal 2017 from 11.0% in fiscal 2016, primarily due to product mix shift in console sales.

•
New video game software decreased to 22.9% in fiscal 2017 from 24.1% in fiscal 2016, primarily due to lower cooperative advertising funds as a percentage of sales combined with higher promotional activity in the fiscal 2017 holiday season.

•
Pre-owned and value video game products decreased to 45.5% in fiscal 2017 from 46.3% in fiscal 2016 due to a greater mix of sales of current generation products, which carry lower gross margin than previous generation products.

•	Video game accessories decreased to 32.5% in fiscal 2017 from 34.8% in fiscal 2016, due to a shift in product mix including PlayStation VR which carry lower margin.

•	Collectibles decreased to 32.7% in fiscal 2017 from 34.7% in fiscal 2016, primarily due to increased promotional activity in the fiscal 2017 holiday season.
The decreases in gross profit as a percentage of net sales were partially offset by an increase in Technology Brands gross margin to 73.9% in fiscal 2017 from 68.1% in fiscal 2016, due to the growth in the number of Spring Mobile stores, which carry higher margins than the other businesses inside Technology Brands.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $110.4 million, or 4.9%, in fiscal 2017 compared to fiscal 2016. The increase was primarily due to the growth of the Technology Brands segment stores in the second half of fiscal 2016, which have higher SG&A expenses as a percentage of sales compared to the Video Game Brands segments, the impact of the 53rd week in fiscal 2017 and the negative impact of foreign exchange rate fluctuations.
Depreciation and Amortization
Depreciation and amortization expense decreased $14.5 million, or 8.8%, in fiscal 2017 compared to fiscal 2016, primarily due to certain corporate assets being fully depreciated and certain intangible assets being fully amortized.
Goodwill and Asset Impairments
During fiscal 2017, we recorded goodwill impairment charges of $32.8 million and asset impairment charges totaling $358.0 million. These impairment charges were primarily associated with intangible assets in our Technology Brands segment; see Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. Also included in these charges were $18.2 million of other asset impairments, primarily associated with store-level property and equipment. In fiscal 2016, we recognized asset impairment charges consisting of $19.4 million in impairments to store-level property and equipment, a $7.4 million impairment of our Micromania trade name intangible asset, and a $7.0 million impairment to our Simply Mac dealer agreement intangible asset. The Micromania trade name is associated with our operations in France. The property and equipment impairments were primarily related to our Technology Brands segment.
Income Tax
Income tax expense was $45.6 million, representing an effective tax rate of 56.8% in fiscal 2017, compared to $151.5 million, representing an effective tax rate of 30.0% in fiscal 2016. The increase in the effective income tax rate compared to the prior year was primarily driven by tax reform, the impairment of goodwill, changes in uncertain tax positions and the relative mix of earnings across the jurisdictions in which we operate. Refer to Note 7, "Income Taxes," to our consolidated financial statements for additional information regarding income taxes.
Operating Earnings and Net Income
The factors described above led to operating earnings of $135.6 million for fiscal 2017, or a 75.7% decrease from operating earnings of $557.7 million for fiscal 2016. Additionally, net income was $34.7 million for fiscal 2017, which represented a 90.2% decrease from net income of $353.2 million for fiscal 2016. The impact of the 53rd week in fiscal 2017 was an increase to operating earnings of approximately $14.5 million.
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

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T branded stores, our Cricket branded stores, which were sold in January 2018, and our Simply Mac business.

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

Selling, General and Administrative Expenses
Selling, general and administrative expenses increased $143.7 million, or 6.8%, in fiscal 2016 compared to fiscal 2015. The growth of Technology Brands contributed $195.2 million to the increase of SG&A, primarily driven by the addition of 486 stores when compared to the prior year and a higher SG&A as a percentage of sales compared to our Video Game Brands segments. The increase in SG&A related to Technology Brands includes store closure costs totaling $19.8 million in fiscal 2016, primarily associated with consolidating the Technology Brands segment store portfolio following increased acquisition activity. These increases were partially offset by a $31.9 million decrease to incentive compensation in our Video Game Brands segments, various cost reduction efforts and $7.4 million in acquisition-related costs associated with ThinkGeek incurred in the prior year.
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
Interest Expense, Net
Interest expense net of $53.0 million for fiscal 2016 increased $30.0 million from $23.0 million in fiscal 2015 primarily due to the $475.0 million issuance of unsecured 6.75% senior notes due March 15, 2021 in March 2016, which is further discussed in Note 9, "Debt," to our consolidated financial statements.
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
Operating earnings (loss) by operating segment, defined as income from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable segment in U.S. dollars were as follows (in millions):

As of and for the Fiscal Year Ended February 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,749.9	$434.9	$702.2	$1,534.0	$803.6	$9,224.6
Operating earnings (loss)	$344.9	$18.5	$34.9	$53.0	$(315.7)	$135.6
Segment Operating data:
Store count	3,864	321	467	1,247	1,377	7,276
Comparable store sales(1)	4.3%	10.0%	8.2%	9.5%	n/a	5.8%

As of and for the Fiscal Year Ended January 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,488.9	$382.0	$609.5	$1,313.5	$814.0	$8,607.9
Operating earnings	$430.2	$22.4	$34.9	$26.0	$44.2	$557.7
Segment Operating data:
Store count	3,944	322	464	1,283	1,522	7,535
Comparable store sales(1)	(13.5)%	(12.6)%	(2.0)%	(2.7)%	n/a	(11.0)%

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8
Operating earnings	$504.3	$29.4	$38.7	$48.8	$27.0	$648.2
Segment Operating data:
Store count	4,013	325	444	1,299	1,036	7,117
Comparable store sales(1)	4.8%	9.8%	7.5%	(0.8)%	n/a	4.3%
___________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating the performance of our Technology Brands stores due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. The comparable store gross profit for our Technology Brands stores declined 13.1% during the fiscal year ended February 3, 2018.

Fiscal 2017 Compared to Fiscal 2016
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, a web and mobile gaming platform which we sold in July 2017. Net sales for fiscal 2017 increased $261.0 million, or 4.8%, compared to fiscal 2016, primarily due to the 4.3% increase in comparable store sales and the impact of the 53rd week in fiscal 2017 of approximately $89.3 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as increases in sales of collectibles and video game accessories. These increases were partially offset by a decrease of sales in pre-owned and value video game products. Operating earnings for fiscal 2017 decreased $85.3 million compared to fiscal 2016, primarily driven by declines in gross margin due to a shift in product mix from higher margin pre-owned products to lower margin products, such as hardware, and declines in gross margin rates in several product categories as described previously.

Canada
Segment results for Canada include retail and e-commerce in Canada. Net sales in the Canadian segment for fiscal 2017 increased $52.9 million, or 13.8%, compared to fiscal 2016, primarily due to a increase in comparable store sales of 10.0%, the positive impact of foreign exchange rate fluctuations of $11.6 million and the impact of the 53rd week in fiscal 2017 of approximately $6.4 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as an increase in sales of collectibles, partially offset by a decline in sales of pre-owned and value video game products. Operating earnings for fiscal 2017 decreased $3.9 million, or 17.4% primarily driven by a decline in gross profit as a percentage of sales associated with a decline in pre-owned and value video game sales and their gross margin.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for fiscal 2017 increased $92.7 million, or 15.2%, compared to fiscal 2016. The increase in net sales was primarily the result of the increase in comparable store sales of 8.2%, the positive impact of foreign exchange rate fluctuations of $20.6 million, the impact of the 53rd week in fiscal 2017 of approximately $10.1 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in the sales of collectibles. Operating earnings for fiscal 2017 were relatively flat at $34.9 million when compared to prior year, as a result of declines in gross profit as a percentage of sales due to a shift in product mix.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales in the European segment for fiscal 2017 increased $220.5 million, or 16.8%, compared to fiscal 2016, primarily due to the 9.5% increase in comparable store sales, the positive impact of foreign exchange rate fluctuations of $72.4 million and the impact of 53rd week in fiscal 2017 of approximately $25.1 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch and an increase in sales of collectibles, video game accessories and pre-owned and value video game products. Operating earnings for fiscal 2017 increased by $27.0 million compared to the prior year, primarily due to the increase in net sales and a $7.4 million impairment of our Micromania trade name recorded in fiscal 2016.
Technology Brands
Segment results for Technology Brands include our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores, all of which operate in the United States. Cricket Wireless was sold in January 2018. Net sales for fiscal 2017 decreased $10.4 million, or 1.3%, and comparable store gross profit declined by 13.1% compared to fiscal 2016. The decline in sales and comparable gross profit were the result of a slowdown in the wireless upgrade cycle and changes in commission income during fiscal 2017. The decline in sales was partially offset by an increase associated with acquisition activity in the second half of fiscal 2016 and the impact of the 53rd week in fiscal 2017. Operating earnings for fiscal 2017 decreased $359.9 million compared to the prior year, primarily due to $388.1 million of asset impairment charges recognized in the fourth quarter of fiscal 2017. The asset impairment charges are mainly related to acquired intangible assets and goodwill in our Spring Mobile business; see Note 6, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Fiscal 2016 Compared to Fiscal 2015
Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, our leading platform for web and mobile gaming, which we sold in July 2017. Net sales for fiscal 2016 decreased $946.2 million, or 14.7%, compared to fiscal 2015, primarily due to the 13.5% decrease in comparable store sales. This decrease in comparable store sales was primarily the result of decreases in video game hardware and software sales. These decreases were partially offset by an increase in sales of collectibles and the PlayStation VR. Operating earnings for fiscal 2016 decreased $74.1 million compared to fiscal 2015, primarily driven by the decrease in net sales, partially offset by improved gross margin due to a shift in the mix of sales to higher margin categories and lower SG&A expenses. The decrease in SG&A expenses is primarily due to decreases to incentive compensation, store-related expenses and acquisition-related costs related to ThinkGeek incurred in the prior year.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $420.0 million asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share or debt repurchases and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of February 3, 2018, we had total cash on hand of $864.4 million and an additional $412.6 million of available borrowing capacity under our revolving credit facility. On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Our cash on hand attributable to foreign operations totaled $357.1 million as of February 3, 2018. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use in the United States. We believe that our existing sources of liquidity will enable us to meet our cash requirements in the next twelve months.
Cash Flows
During fiscal 2017, cash provided by operations was $434.9 million, compared to cash provided by operations of $537.1 million in fiscal 2016. The decrease in cash provided by operations of $102.2 million was primarily due to the timing of vendor payments and lower earnings in fiscal 2017.
During fiscal 2016, cash provided by operations was $537.1 million, compared to cash provided by operations of $656.8 million in fiscal 2015. The decrease in cash provided by operations of $119.7 million from fiscal 2015 to fiscal 2016 was primarily due to the decrease in net income combined with a decrease in cash provided by changes in operating assets and liabilities of $99.6 million, due primarily to the timing of payments for income taxes and accounts payable when compared to fiscal 2015.

Cash used in investing activities was $63.7 million in fiscal 2017, $578.0 million in fiscal 2016 and $444.6 million in fiscal 2015. The decline in cash used in investing activities in fiscal 2017 compared to fiscal 2016 was due to lower acquisition activity and $55.0 million in proceeds primarily from the sale of Kongregate. Cash paid for acquisitions totaled $8.5 million in fiscal 2017 and $441.2 million in fiscal 2016, of which the significant majority was in our Technology Brands segment. In fiscal 2016, cash paid for acquisitions totaled $267.5 million, of which $126.0 million was used to acquire ThinkGeek and $141.5 million was used in our Technology Brands segment. Capital expenditures totaled $113.4 million, $142.7 million and $173.2 million in fiscal 2017, fiscal 2016 and fiscal 2015, respectively.
In fiscal 2017, our financing activities were a net cash outflow of $202.5 million consisting primarily of dividends paid of $155.2 million and repayment of acquisition-related debt of $21.8 million. Cash provided by financing activities was $238.7 million in fiscal 2016 and cash used in fiscal 2015 was $346.2 million. The cash flows provided by financing activities in fiscal 2016 primarily consisted of $466.9 million in proceeds, net of financing costs, from the issuance of our 2021 Senior Notes, offset by dividends paid of $155.5 million and share repurchases of $63.1 million. The cash flows used in financing activities in fiscal 2015 were primarily for the repurchase of $194.3 million of common shares and the payment of dividends on our Class A Common Stock of $154.1 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the "Amended Revolver"). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of February 3, 2018, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of February 3, 2018, total availability under the Amended Revolver was $412.6 million, with no outstanding borrowings and outstanding standby letters of credit of $7.4 million.
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
The agreement governing our Amended Revolver and the indentures governing our Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the indentures governing our Amended Revolver and Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Amended Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds. We are currently in compliance with all covenants under our indentures governing the Senior Notes and our Amended Revolver.
See Note 9, “Debt,” to our consolidated financial statements for additional information related to our Amended Revolver and Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 3, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.8 million.

Capital Expenditures
In fiscal 2018, our capital expenditures are projected to be approximately $110.0 million to $120.0 million, primarily related to store remodels and our distribution and information systems. We plan to fund these capital expenditures from cash on hand and cash provided by operations.
Share Repurchase Program
We have an ongoing share repurchase program that is executed through open market transactions made from time to time. Shares repurchased are subsequently retired. In November 2014, our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $500 million of our Class A Common Stock with no expiration date, of which $170.2 million remained available under the program as of February 3, 2018. We generally seek Board of Directors’ approval for a new authorization before the existing program is fully utilized to ensure we maintain availability under a repurchase program. We did not repurchase shares during fiscal 2017. Share repurchase activity for fiscal 2016 and 2015 is as follows (in millions, except for per share data):

	Fiscal Year
	2016	2015
Total number of shares purchased	3.0	5.2
Average price per share	$24.94	$38.68
Aggregate value of shares purchased	$75.1	$202.0
Dividends
We paid cash dividends of $155.2 million, $155.5 million and $154.1 million in fiscal 2017, 2016 and 2015. On February 20, 2018, our Board of Directors authorized a quarterly cash dividend of $0.38 per share of Class A Common Stock, which remains unchanged from fiscal 2017. The first quarterly dividend of fiscal 2018 was payable on March 20, 2018 to stockholders of record on March 5, 2018. Future dividends will be subject to approval by our Board of Directors. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances as stated above. See Note 9, "Debt," to our consolidated financial statements for further information regarding our Senior Notes.
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of February 3, 2018 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$929.8	$377.2	$399.5	$114.3	$38.8
Purchase obligations(1)	591.5	591.3	0.2	—	—
2019 Senior Notes	350.0	—	350.0	—	—
2021 Senior Notes	475.0	—	475.0	—	—
Interest payments on senior notes	150.7	51.3	99.4	—	—
Contingent consideration(2)	12.2	12.2	—	—	—
Total(3)	$2,509.2	$1,032.0	$1,324.1	$114.3	$38.8
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
Contingent consideration relates to our acquisition of stores from an AT&T authorized retailer in fiscal 2016. As of February 3, 2018, $12.2 million was included in accrued liabilities in our consolidated balance sheets which was paid in the first quarter of 2018.

(3)
As of February 3, 2018, we had $31.8 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 7, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2031 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores.
As of February 3, 2018, we had standby letters of credit outstanding in the amount of $7.4 million and had bank guarantees outstanding in the amount of $25.5 million, $9.6 million of which are cash collateralized.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases entered into in the normal course of business, we had no material off-balance sheet arrangements as of February 3, 2018.
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
Potential Impact if Results Differ. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at February 3, 2018 would have affected net earnings by approximately $3.0 million in fiscal 2017.
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

Potential Impact if Results Differ. Although we consider our advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. Additionally, if actual results are not consistent with our estimated deferrals and sell-through rates, we may be exposed to additional adjustments that could materially impact our gross profit rates and inventory balances. A 10% difference in our vendor allowances deferral at February 3, 2018 would have affected net earnings by approximately $0.7 million in fiscal 2017.
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
Potential Impact if Results Differ. We continually evaluate our methodology and assumptions based on developments in redemption patterns, cost per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average cost per point redeemed have the effect of either increasing or decreasing the liability through the current period expense by an amount estimated to cover the cost of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average cost per point redeemed at February 3, 2018, in each case, would have affected net earnings by approximately $1.8 million in fiscal 2017. A 10% change in our gift card breakage rate at February 3, 2018 would have affected net earnings by approximately $7.1 million in fiscal 2017.
Goodwill
Estimate Description. Goodwill results from acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed as of the beginning of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill may not be recoverable. As of February 3, 2018, our goodwill totaled $1.7 billion. See Note 6, "Goodwill and Intangible Assets," to our consolidated financial statements for the allocation of our goodwill balance by reporting unit. In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess.
Based on the results of our annual impairment test in fiscal 2017, the fair value of our United States reporting unit exceeded its respective carrying value by 13%. The fair values of our Canada, Australia and Europe reporting units exceeded their carrying values by 8%, 4% and 2%, respectively. We recognized goodwill impairment charges of $32.8 million in fiscal 2017 associated with Technology Brands. See Note 6, "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.
Judgment and/or Uncertainty. Considerable management judgment is necessary to estimate the fair value of our reporting units. The discounted cash flows analyses utilize a five-year cash flow projection with a terminal value, which are discounted using a risk-adjusted weighted-average cost of capital. The projected cash flows include numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures, all of which are derived from our long-term financial forecasts. For our Video Game Brands reporting units, the projected sales trends include estimates related to the growth rate of the digital distribution of new video game software. For our Technology Brands, our projected sales are based on our current compensation structure with AT&T, which can be changed by AT&T with limited advanced notice. In addition, we corroborate the aggregate fair value of our reporting units with our market capitalization, which may impact certain assumptions in our discounted cash flows analyses.

Potential Impact if Results Differ. Variations in any of the assumptions used in the discounted cash flow analyses may arrive at different estimated fair values that could result in a material impairment charge. Assuming all other factors unchanged, a 10% decrease in the projected net cash flows in each of our segments would result in impairment charges of approximately $5.0 million, $5.0 million, $20.0 million and $20.0 million in our United States, Australia, Europe and Technology Brands segments, respectively. Alternatively, assuming all other factors unchanged, an increase of 100 basis points to the discount rates utilized in the tests of each our segments would result in an additional impairment charge of approximately $3.0 million in Technology Brands, with no impairment charges in the Video Game Brands segments. Sustained declines in our stock price and related market capitalization could impact key assumptions and the estimated fair values of our reporting units that could result in material goodwill impairment charges. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results, our assumptions or in our stock price.
Indefinite-lived Intangible Assets
Estimate Description. Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of Spring Mobile's AT&T dealer agreements, Simply Mac's Apple dealer agreements, the Micromania trade name and the ThinkGeek trade name. As these intangible assets are expected to contribute to cash flows indefinitely, they are not subject to amortization. We assess our indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our test is completed as of the beginning of the fourth quarter each fiscal year.
We value our dealer agreements using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. We value our trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As of February 3, 2018, our indefinite-lived intangible assets totaled $126.3 million.
As a result of our fiscal 2017 annual impairment testing, we recognized impairment charges totaling $339.8 million associated with our dealer agreements. Spring Mobile's AT&T dealer agreements were impaired by $328.8 million to reflect its estimated fair value of $77.0 million and Simply Mac's Apple dealer agreements were fully impaired by $11.0 million. See Note 6, "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.
Judgment and/or Uncertainty. In valuing our dealer agreement assets, considerable management judgment is necessary to estimate the cash flows required to build a comparable operation and the available future cash flows from these operations. Specifically, we are required to make certain assumptions regarding the amount and timing of capital expenditures to build a comparable operation, projected net sales, cost of sales, operating expenses and income taxes, as well as the discount rate that is applied to the expected future cash flows to arrive at an estimated fair value. Projected sales are based on our current compensation structure with AT&T, which can be changed by AT&T with limited advanced notice. In valuing our trade names, we are required to make certain assumptions regarding future cash flow projections to ensure that such projections represent reasonable market participant assumptions, to which the royalty rate is applied. Additionally, management judgment is necessary in selecting an appropriate discount rate which is reflective of the inherent risk of holding a standalone intangible asset.
Potential Impact if Results Differ. Changes in the projected cash flows and the assumptions utilized in estimating the present value of the cash flows attributable to dealer agreements and trade names could materially impact the fair value estimates, which would increase or decrease the impairment charges. Assuming all other factors unchanged, a 10% decrease in the projected net cash flows attributable to our dealer agreements would result in an increase in the impairment charge of approximately $42.2 million. Alternatively, assuming all other factors unchanged, an increase of 100 basis points to the discount rate utilized in the test of our dealer agreements would result in an increase in the impairment charge of approximately $28.2 million. Regarding our Micromania trade name, assuming all other factors unchanged, a 10% decline in sales in each forecast period, including the terminal period, would result in an impairment charge of approximately $4.0 million. Alternatively, assuming all other factors unchanged, an increase of 100 basis points to the discount rate utilized in the test of Micromania trade name would result in an impairment charge of approximately $1.0 million. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.
Income Taxes
Estimate Description. We account for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $31.8 million as of February 3, 2018.

Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $36.9 million as of February 3, 2018. See Note 7, "Income Taxes" to our consolidated financial statements for further information regarding income taxes.
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
On December 22, 2017, H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law significantly changing income tax law that affects U.S. corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. We are required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of our deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. Due to the timing of the Tax Act and additional guidance and interpretations that may be issued by the U.S. Treasury Department, IRS and other standard-setting bodies in the future, we have not completed our analysis of the income tax effects of the Tax Act. Our provisional estimates will be adjusted during the measurement period defined under SAB 118, based upon our ongoing analysis of our data and tax positions along with the new guidance from regulators and interpretations of the law.
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
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended February 3, 2018, we recognized a $24.6 million loss in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of February 3, 2018 was a net liability of $7.5 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of February 3, 2018 would result in a gain or loss in value of the forwards, options and swaps of $11.5 million.

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
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as (COSO 2013). Based on our evaluation under COSO 2013, our management concluded that our internal control over financial reporting was effective at the reasonable assurance level as of February 3, 2018.
The effectiveness of our internal control over financial reporting as of February 3, 2018 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included on the following page.
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 53 week period ended February 3, 2018, of the Company and our report dated April 2, 2018, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
April 2, 2018

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, any Executive Vice President and any Vice President employed in a finance or accounting role. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our management-level employees. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2018 Annual Meeting of Stockholders to be held on or around June 26, 2018 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
The following financial statement schedule for the 53 weeks ended February 3, 2018, 52 weeks ended January 28, 2017 and the 52 weeks ended January 30, 2016 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For the 53 weeks ended February 3, 2018, 52 weeks ended January 28, 2017 and the 52 weeks ended January 30, 2016:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
53 Weeks Ended February 3, 2018	$59.0	$57.3	$50.7	$(107.8)	$59.2
52 Weeks Ended January 28, 2017	$61.5	$47.5	$49.6	$(99.6)	$59.0
52 Weeks Ended January 30, 2016	$69.3	$36.9	$58.2	$(102.9)	$61.5
Valuation Allowance for Deferred Tax Assets
53 Weeks Ended February 3, 2018	$39.4	$3.6	$—	$(6.1)	$36.9
52 Weeks Ended January 28, 2017	$18.8	$20.9	$—	$(0.3)	$39.4
52 Weeks Ended January 30, 2016	$24.3	$0.4	$—	$(5.9)	$18.8
___________________
(1) Consists primarily of amounts received from vendors for defective allowances.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ MICHAEL MAULER
Michael Mauler
Chief Executive Officer and Director
Date: April 2, 2018
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MICHAEL MAULER	Chief Executive Officer and Director	April 2, 2018
Michael Mauler	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	April 2, 2018
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Executive Vice President and Chief Financial Officer	April 2, 2018
Robert A. Lloyd	(Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting Officer	April 2, 2018
Troy W. Crawford	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	April 2, 2018
Jerome L. Davis

/s/ THOMAS N. KELLY JR.	Director	April 2, 2018
Thomas N. Kelly Jr.

/s/ SHANE S. KIM	Director	April 2, 2018
Shane S. Kim

/s/ STEVEN R. KOONIN	Director	April 2, 2018
Steven R. Koonin

/s/ STEPHANIE M. SHERN	Director	April 2, 2018
Stephanie M. Shern

/s/ GERALD R. SZCZEPANSKI	Director	April 2, 2018
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	April 2, 2018
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	April 2, 2018
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of February 3, 2018 and January 28, 2017, the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows, for the 53 week period ended February 3, 2018 and each of the 52 week periods ended January 28, 2017 and January 30, 2016, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2018 and January 28, 2017, and the results of its operations and its cash flows for the 53 week period ended February 3, 2018 and each of the 52 week periods ended January 28, 2017 and January 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2018, expressed an unqualified opinion on the Company's internal control over financial reporting.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
April 2, 2018

We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	February 3, 2018	January 28, 2017
ASSETS
Current assets:
Cash and cash equivalents	$864.4	$669.4
Receivables, net	182.7	220.9
Merchandise inventories, net	1,366.7	1,121.5
Prepaid expenses and other current assets	124.9	128.9
Total current assets	2,538.7	2,140.7
Property and equipment:
Land	19.9	18.6
Buildings and leasehold improvements	769.8	724.5
Fixtures and equipment	973.5	931.4
Total property and equipment	1,763.2	1,674.5
Less accumulated depreciation	1,330.0	1,203.5
Property and equipment, net	433.2	471.0
Deferred income taxes	158.2	59.0
Goodwill	1,667.3	1,725.2
Other intangible assets, net	169.5	507.2
Other noncurrent assets	74.7	72.8
Total noncurrent assets	2,502.9	2,835.2
Total assets	$5,041.6	$4,975.9

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$902.0	$616.6
Accrued liabilities	976.1	1,090.9
Income taxes payable	37.5	54.0
Total current liabilities	1,915.6	1,761.5
Deferred income taxes	5.0	23.0
Long-term debt, net	817.9	815.0
Other long-term liabilities	88.6	122.3
Total long-term liabilities	911.5	960.3
Total liabilities	2,827.1	2,721.8
Commitments and contingencies (Notes 7, 10 and 11)
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 101.3 and 101.0 shares issued, 101.3 and 101.0 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	22.1	—
Accumulated other comprehensive income (loss)	12.2	(47.3)
Retained earnings	2,180.1	2,301.3
Total stockholders' equity	2,214.5	2,254.1
Total liabilities and stockholders’ equity	$5,041.6	$4,975.9
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2017	2016	2015
Net sales	$9,224.6	$8,607.9	$9,363.8
Cost of sales	6,184.5	5,598.6	6,445.5
Gross profit	3,040.1	3,009.3	2,918.3
Selling, general and administrative expenses	2,363.0	2,252.6	2,108.9
Depreciation and amortization	150.7	165.2	156.6
Goodwill impairments	32.8	—	—
Asset impairments	358.0	33.8	4.6
Operating earnings	135.6	557.7	648.2
Interest income	(1.5)	(0.8)	(0.4)
Interest expense	56.8	53.8	23.4
Earnings before income tax expense	80.3	504.7	625.2
Income tax expense	45.6	151.5	222.4
Net income	$34.7	$353.2	$402.8

Earnings per share:
Basic	$0.34	$3.42	$3.80
Diluted	$0.34	$3.40	$3.78
Weighted-average shares outstanding:
Basic	101.4	103.4	106.0
Diluted	101.5	103.8	106.7

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	Fiscal Year
	2017	2016	2015
Net income	$34.7	$353.2	$402.8
Other comprehensive income (loss):
Foreign currency translation adjustments	59.5	41.5	(63.4)
Total comprehensive income	$94.2	$394.7	$339.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2015	107.7	$0.1	$—	$(25.4)	$2,093.0	$2,067.7
Net income	—	—	—	—	402.8	402.8
Foreign currency translation	—	—	—	(63.4)	—	(63.4)
Dividends declared, $1.44 per common share	—	—	—	—	(153.5)	(153.5)
Stock-based compensation	—	—	29.9	—	—	29.9
Repurchases of common stock	(5.2)	—	(29.4)	—	(172.6)	(202.0)
Settlement of stock-based awards (including tax benefit of $4.4)	0.8	—	(0.5)	—	—	(0.5)
Balance at January 30, 2016	103.3	0.1	—	(88.8)	2,169.7	2,081.0
Net income	—	—	—	—	353.2	353.2
Foreign currency translation	—	—	—	41.5	—	41.5
Dividends declared, $1.48 per common share	—	—	—	—	(155.1)	(155.1)
Stock-based compensation	—	—	17.8	—	—	17.8
Repurchases of common stock	(3.0)	—	(8.6)	—	(66.5)	(75.1)
Settlement of stock-based awards (including tax deficiency of $0.8)	0.7	—	(9.2)	—	—	(9.2)
Balance at January 28, 2017	101.0	0.1	—	(47.3)	2,301.3	2,254.1
Net income	—	—	—	—	34.7	34.7
Foreign currency translation	—	—	—	59.5	—	59.5
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation	—	—	25.6	—	—	25.6
Repurchases of common stock	—	—	—	—	—	—
Settlement of stock-based awards	0.3	—	(3.5)	—	—	(3.5)
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2017	2016	2015
Cash flows from operating activities:
Net income	$34.7	$353.2	$402.8
Adjustments to reconcile net income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	151.9	166.7	158.2
Goodwill and asset impairments	395.1	33.8	4.6
Stock-based compensation expense	25.6	17.8	29.9
Deferred income taxes	(107.9)	(37.2)	(1.5)
Excess tax benefits related to stock-based awards	—	0.8	(4.4)
Loss on disposal of property and equipment	8.5	10.4	3.6
Gain on divestiture	(6.4)	—	—
Other	24.9	15.5	(4.6)
Changes in operating assets and liabilities:
Receivables, net	35.7	(43.9)	(58.1)
Merchandise inventories	(256.3)	14.7	(49.2)
Prepaid expenses and other current assets	(1.2)	(11.4)	(6.0)
Prepaid income taxes and income taxes payable	(24.7)	(49.1)	95.9
Accounts payable and accrued liabilities	169.8	64.1	91.4
Changes in other long-term liabilities	(14.8)	1.7	(5.8)
Net cash flows provided by operating activities	434.9	537.1	656.8
Cash flows from investing activities:
Purchase of property and equipment	(113.4)	(142.7)	(173.2)
Acquisitions, net of cash acquired of $0.0, $0.1, and $13.9, respectively	(8.5)	(441.2)	(267.5)
Proceeds from divestiture	55.0	—	—
Other	3.2	5.9	(3.9)
Net cash flows used in investing activities	(63.7)	(578.0)	(444.6)
Cash flows from financing activities:
Repayment of acquisition-related debt	(21.8)	(0.4)	(2.2)
Repurchase of common shares	(22.0)	(63.1)	(194.3)
Dividends paid	(155.2)	(155.5)	(154.1)
Proceeds from senior notes	—	475.0	—
Borrowings from the revolver	373.0	545.0	463.0
Repayments of revolver borrowings	(373.0)	(545.0)	(463.0)
Payments of financing costs	—	(8.1)	—
Issuance of common stock, net of share repurchases for withholding taxes	(3.5)	(8.4)	—
Excess tax benefits related to stock-based awards	—	(0.8)	4.4
Net cash flows (used in) provided by financing activities	(202.5)	238.7	(346.2)
Exchange rate effect on cash and cash equivalents	26.3	21.2	(25.7)
Increase (decrease) in cash and cash equivalents	195.0	219.0	(159.7)
Cash and cash equivalents at beginning of period	669.4	450.4	610.1
Cash and cash equivalents at end of period	$864.4	$669.4	$450.4
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$14.0	$23.3	$21.8
Income taxes paid	$168.3	$230.1	$122.2
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations and Summary of Significant Accounting Policies
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of February 3, 2018, GameStop's retail network and family of brands include 7,276 company-operated stores in the United States, Canada, Australia and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores.
Our largest vendors in our Video Game Brands segments are Nintendo, Sony, Microsoft, Activision Blizzard and Electronic Arts, which accounted for 22%, 20%, 10%, 6% and 6%, respectively, of our new product purchases in fiscal year 2017; 10%, 24%, 14%, 6% and 7%, respectively, in fiscal year 2016; and 11%, 27%, 19%, 9% and 10%, respectively, in fiscal year 2015.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017"). Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016"). Fiscal year 2015 consisted of the 52 weeks ended on January 30, 2016 ("fiscal 2015").
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
Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in other noncurrent assets in our consolidated balance sheets. Our restricted cash was $14.9 million and $10.2 million as of February 3, 2018 and January 28, 2017, respectively.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 3, 2018 and January 28, 2017 were $59.2 million and $59.0 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, including option periods in which the exercise of the option is reasonably assured (generally ranging from two to ten years). Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $138.4 million, $151.7 million and $144.9 million for fiscal 2017, 2016 and 2015, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses of $18.2 million, $19.4 million and $4.4 million in fiscal 2017, 2016 and 2015, respectively. See Note 2, "Asset Impairments," for further information regarding our asset impairment charges.
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
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have five operating segments, including Video Game Brands in the United States, Canada, Australia and Europe, and Technology Brands in the United States, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within these businesses.
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. The estimated fair value of a reporting unit is determined based on its discounted cash flows, which are derived from our long-term financial forecasts. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value. Goodwill impairment charges of $32.8 million were recognized in fiscal 2017. See Note 6, "Goodwill and Intangible Assets" for additional information. No goodwill impairment charges were recognized in fiscal 2016 and 2015.
Our indefinite-lived intangible assets consist of dealer agreements and trade names. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our dealer agreements are estimated using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our fiscal 2017 and fiscal 2016 annual impairment testing, we recognized impairment charges totaling $339.8 million and $14.4 million, respectively, associated with

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

our dealer agreements and trade names. See Note 6, "Goodwill and Intangible Assets" for additional information. No impairment charges associated with our indefinite-lived intangible assets were recognized in fiscal 2015.
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
In May 2014, the Financial Accounting Standards Board ("FASB") issued a comprehensive update to current revenue accounting standards; see "—Recent Accounting Pronouncements" for additional information.
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
In May 2014, the FASB issued a comprehensive update to current revenue accounting standards; see "—Recent Accounting Pronouncements" for additional information.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred as a reduction of inventory.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $162.5 million, $184.3 million and $208.2 million were recorded as a reduction of cost of sales for fiscal 2017, 2016 and 2015, respectively.
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
In May 2014, the FASB issued a comprehensive update to current revenue accounting standards, which will impact the accounting for our PowerUp Rewards loyalty program. See "—Recent Accounting Pronouncements" for additional information.
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
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for fiscal 2017, 2016 and 2015 totaled $83.3 million, $76.6 million and $66.6 million, respectively.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Leases
We lease retail stores, warehouse facilities, office space and equipment. These assets and properties are generally leased under noncancelable agreements that expire at various dates through 2031 with various renewal options for additional periods. The agreements, which are classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
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
Net gains from foreign currency transactions and derivatives are included in selling, general and administrative expenses and were $2.4 million, $4.5 million and $1.6 million in fiscal 2017, 2016 and 2015, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
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
Recently Adopted Accounting Pronouncements
In January 2017, the FASB issued Accounting Standard Update ("ASU") 2017-04, Intangibles—Goodwill and Other, Simplifying the Test for Goodwill Impairment, which simplifies how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill and the carrying amount. Instead, entities will record an impairment charge based on the excess of a reporting unit's carrying amount over its estimated fair value. We early adopted this updated standard, effective January 29, 2017.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Recent Accounting Pronouncements
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
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. In August 2015, the FASB issued ASU 2015-14, Revenue from Contracts with Customers: Deferral of the Effective Date, which delayed the effective date of ASU 2014-09 by one year to December 15, 2017 (with early adoption permitted). In 2016, the FASB issued several ASUs that further amended the new revenue standard in the areas of principal versus agent evaluation, licenses of intellectual property, identifying performance obligations, and other clarifications and technical corrections. Entities may use either a full retrospective or modified retrospective transition approach in applying these ASUs.
The new revenue standard will primarily impact the accounting of our PowerUp Rewards loyalty program and the recognition of breakage associated with our gift cards liability. For our loyalty program, we currently estimate the net cost of the rewards that will be issued and redeemed and record this cost (presented as cost of sales) and the associated balance sheet liability as points are accumulated by our loyalty program members. Under the new standard, the transaction price will be allocated between the product(s) sold and loyalty points earned, where the portion allocated to the loyalty points will be initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration of the loyalty points. Estimated breakage on unused gift cards and merchandise credit liabilities is currently recognized on a quarterly basis (recorded to cost of sales) for balances older than two years to the extent that we believe the likelihood of redemption is remote. Under the new standard, we will recognize breakage in revenue based on and in proportion to historical redemption patterns, regardless of the age of the unused gift cards and merchandise credit liabilities.
We will adopt the new standard in the first quarter of fiscal 2018, using the modified-retrospective transition approach. Under this approach, we will apply the new revenue standard on a prospective basis, effective February 4, 2018, and record adjustments to our fiscal 2018 opening balance sheet (as of February 4, 2018) to reflect the cumulative effect of the new revenue standard. We will also provide quantitative and qualitative disclosures of the new standard’s impact to each of our financial statement line items during fiscal 2018. The cumulative-effect adjustment will include a reduction of our gift card and customer deposit liabilities of approximately $46 million, an increase to our loyalty program liabilities of approximately $28 million and a net increase to our retained earnings of approximately $18 million (approximately $12 million, net of tax). In addition, the adoption of the new standard will result in expanded revenue recognition disclosures. We do not expect the adoption of the new revenue standard to have a material impact to our consolidated statements of operations or statements of cash flows.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Asset Impairments
A summary of our asset impairment charges, by reportable segment, for fiscal 2017, 2016 and 2015 is as follows (in millions):

	United States	Canada	Australia	Europe	Technology Brands	Total
Fiscal 2017
Intangible asset impairment charges	$—	$—	$—	$—	$339.8	$339.8
Store and other asset impairment charges	1.2	—	0.3	1.2	15.5	18.2
Total	$1.2	$—	$0.3	$1.2	$355.3	$358.0
Fiscal 2016
Intangible asset impairment charges	$—	$—	$—	$7.4	$7.0	$14.4
Store and other asset impairment charges	0.3	0.2	—	2.3	16.6	19.4
Total	$0.3	$0.2	$—	$9.7	$23.6	$33.8
Fiscal 2015
Intangible asset impairment charges	$—	$—	$—	$0.2	$—	$0.2
Store and other asset impairment charges	2.8	—	—	0.6	1.0	4.4
Total	$2.8	$—	$—	$0.8	$1.0	$4.6

See Note 6, "Goodwill and Intangible Assets," for information regarding our intangible asset impairment charges.
Store and other asset impairment charges relate to our evaluation of store property, equipment and other assets in situations where an asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
3.    Acquisitions and Divestitures
Fiscal 2017
Disposition of Kongregate
On July 21, 2017, we sold our ownership interest in Kongregate, a web and mobile gaming platform and publisher of mobile games, for proceeds of $54.7 million, net of transaction costs, of which $3.5 million was restricted cash held in escrow primarily for indemnification purposes. We recognized a gain on the sale of $6.4 million, net of tax, which is classified in selling, general and administrative expenses in our consolidated statements of operations for fiscal 2017. The disposed net assets of Kongregate primarily consisted of goodwill.
Disposition of Cricket Wireless
On January 24, 2018, we sold 63 Cricket Wireless branded stores for proceeds of $3.8 million. The gain on the sale was not material to our results of operations for fiscal 2017. We had no remaining Cricket Wireless stores as of February 3, 2018.
Fiscal 2016
Acquisition of Cellular World & Red Skye Wireless
In August 2016, Spring Mobile completed the acquisition of certain assets comprised of 436 stores from two authorized AT&T retailers, Cellular World and Red Skye Wireless. The purchase price consisted of $393.3 million in cash (net of $0.1 million of cash acquired), which included the effect of working capital adjustments, and future contingent consideration. The cash portion of the purchase price was funded with proceeds from our $475.0 million unsecured senior notes due in March 2021 combined with a draw on our revolving credit facility.
We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration; see Note 4, "Fair Value Measurements and Financial Instruments," for additional information.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisition of Midwest Cellular
In May 2016, in connection with the expansion of our Technology Brands segment, Spring Mobile completed the acquisition of certain assets of an AT&T authorized retailer, Midwest Cellular, comprised of 71 stores for cash consideration of $47.0 million. The acquisition was funded with proceeds from our $475.0 million unsecured senior notes due in March 2021. We recorded $42.7 million of indefinite-lived intangible assets related to this acquisition. The pro forma effect of this acquisition is not material to our consolidated financial statements.
Fiscal 2015
Acquisition of Geeknet, Inc.
In July 2015, we purchased Geeknet, Inc. ("Geeknet") an online and wholesale retailer that sells collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers under the name ThinkGeek through the www.thinkgeek.com website and certain exclusive products to wholesale channel customers. The addition of Geeknet provided an expansion of our global omnichannel platform and enabled us to broaden our product offering in the collectibles category and deepen relationships with our existing customer base.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Acquisitions in Technology Brands
In fiscal 2015, Spring Mobile completed acquisitions of certain AT&T authorized retailers and Simply Mac completed an acquisition of an authorized Apple retailer for a total combined consideration of $141.5 million (net of cash acquired). We recorded $46.3 million of goodwill and $76.6 million of other intangible assets related to these acquisitions. The operating results of these acquisitions are included in our consolidated financial statements beginning on the respective closing dates of each acquisition and are reported in our Technology Brands segment. The pro forma effect assuming these acquisitions were made at the beginning of the earliest period presented herein is not material to our consolidated financial statements.

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
In August 2016, we acquired certain assets from Cellular World and Red Skye Wireless (see Note 3, "Acquisitions and Divestitures"). The purchase price included two contingent payments with an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The first payment of $20.0 million was contingent on the relocation of certain stores and was paid in August 2017. The second payment was variable and contingent on the sales performance of certain acquired stores during calendar year 2017. Based on the actual sales performance of these stores, we recognized an $11.0 million adjustment to reduce the contingent liability to $12.2 million during fiscal 2017, which was paid in the first quarter of fiscal 2018. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business.
The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	February 3, 2018		January 28, 2017
	Level 2	Level 3	Level 2	Level 3
Assets:
Foreign currency contracts
Other current assets	$2.4	$—	$13.3	$—
Other noncurrent assets	—	—	0.1	—
Company-owned life insurance(1)	13.9	—	12.4	—
Total assets	$16.3	$—	$25.8	$—
Liabilities:
Foreign currency contracts
Accrued liabilities	$9.9	$—	$4.3	$—
Other long-term liabilities	—	—	0.1	—
Nonqualified deferred compensation(2)	1.2	—	1.0	—
Contingent consideration(3)	—	12.2	—	43.2
Total liabilities	$11.1	$12.2	$5.4	$43.2
___________________
(1)    Recognized in other non-current assets in our consolidated balance sheets.
(2)    Recognized in accrued liabilities in our consolidated balance sheets.

(3)
As of February 3, 2018, $12.2 million was included in accrued liabilities in our consolidated balance sheets. As of January 28, 2017, the current portion of $20.0 million was recognized in accrued liabilities and the noncurrent portion of $23.2 million was recognized in other long-term liabilities in our consolidated balance sheet.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $563.3 million and $586.0 million as of February 3, 2018 and January 28, 2017, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	Fiscal Year
	2017	2016	2015
(Losses) gains on the changes in fair value of derivative instruments	$(24.6)	$20.0	$(5.2)
Gains (losses) on the re-measurement of related intercompany loans and foreign currency assets and liabilities	27.0	(15.5)	6.8
Total	$2.4	$4.5	$1.6
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
In fiscal 2017, we recognized impairment charges of $328.8 million and $11.0 million associated with our Spring Mobile AT&T dealer agreements and Simply Mac Apple dealer agreements, respectively, to reflect their fair values of $77.0 million and zero, respectively. In fiscal 2016, we recognized impairment charges of $7.0 million associated with our Simply Mac Apple dealer agreement to reflect its fair value of $11.0 million.
In fiscal 2016, we recognized impairment charges of $7.4 million, associated with our Micromania trade name, to reflect its fair value of $35.0 million.
In fiscal 2017, 2016 and 2015, we recognized impairment charges of $18.2 million, $19.4 million and $4.4 million, respectively, primarily associated store-level property and equipment, to reflect their fair values of zero.
The fair value estimates of the dealer agreements, trade names and store-level property and equipment are based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, projected sales and cost estimates, capital expenditures, royalty rates, discount rates, terminal values and remaining useful lives. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," for further information related to our valuation methods.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of February 3, 2018, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $347.9 million and a fair value of $356.0 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $470.0 million and a fair value of $495.7 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.    Receivables, Net
Receivables consisted of the following (in millions):

	February 3, 2018	January 28, 2017
Bankcard receivables	$51.2	$39.5
Vendor receivables (1)	96.8	143.3
Technology Brands carrier receivables	42.3	41.0
Other receivables	1.8	2.8
Allowance for doubtful accounts	(9.4)	(5.7)
Total receivables, net	$182.7	$220.9
___________________________
(1) Vendor receivables primarily relate to vendor allowances.
6.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2016 and 2017 were as follows (in millions):

	United States	Canada	Australia	Europe	Technology Brands	Total
Balance at January 30, 2016	$1,195.5	$26.9	$65.7	$75.7	$112.9	$1,476.7
Acquisitions (Note 3)	4.2	—	—	—	239.1	243.3
Foreign currency translation adjustment	—	1.7	4.4	(0.9)	—	5.2
Balance at January 28, 2017	1,199.7	28.6	70.1	74.8	352.0	1,725.2
Divestitures (Note 3)	(40.2)	—	—	—	(2.4)	(42.6)
Foreign currency translation adjustment	—	1.7	3.5	12.3	—	17.5
Impairment charge	—	—	—	—	(32.8)	(32.8)
Balance at February 3, 2018	$1,159.5	$30.3	$73.6	$87.1	$316.8	$1,667.3
On an annual basis, we perform an impairment test of goodwill during the fourth quarter (see Note 1, "Nature of Operations and Summary of Significant Accounting Policies"). As a result of the fiscal 2017 annual impairment test, we determined that the carrying amount of our Technology Brands business exceeded its fair value and recognized a goodwill impairment charge of $32.8 million. The impairment was the result of a decline in the projected profitability and store count growth in our Technology Brands business, primarily associated with Spring Mobile. The lower projected profitability is due to the negative impact of a longer upgrade cycle for new mobile devices and changes made by AT&T to the compensation structure in 2017. While Technology Brands remains profitable, we currently do not expect to invest and grow the store count at the levels in previous long-term financial forecasts. No goodwill impairment charges were recognized in fiscal 2016 and 2015. Cumulative goodwill impairment charges were $673.3 million as of February 3, 2018, of which $13.5 million, $100.3 million, $107.1 million, $419.6 million and $32.8 million were attributable to our United States, Canada, Australia, Europe and Technology Brands segments, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of February 3, 2018 and January 28, 2017 were as follows (in millions):

	February 3, 2018			January 28, 2017
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$49.3	$—	$49.3	$43.7	$—	$43.7
Dealer agreements	77.0	—	77.0	409.3	—	409.3
Intangible assets with finite lives:
Leasehold rights	100.4	(67.0)	33.4	86.4	(51.4)	35.0
Customer relationships	14.5	(6.8)	7.7	14.5	(4.1)	10.4
Other	33.5	(31.4)	2.1	39.5	(30.7)	8.8
Total	$274.7	$(105.2)	$169.5	$593.4	$(86.2)	$507.2
___________________

(1)
The change in the gross carrying amount of intangible assets from January 28, 2017 to February 3, 2018 is due to impairments (see Note 2, "Asset Impairments") and the impact of exchange rate fluctuations.

Indefinite-lived Intangible Assets
Our trade names consist of Micromania, our video game business in France, which we acquired in 2008; and ThinkGeek, our online and wholesale collectibles retailer, which we acquired in 2015.
Dealer agreements are associated with our Spring Mobile and Simply Mac businesses within our Technology Brands segment. Spring Mobile maintains exclusive agreements with AT&T to operate AT&T branded stores as an “Authorized Retailer” and Simply Mac maintains exclusive agreements with Apple to sell their products in Simply Mac branded stores. The dealer agreements carrying amount included in our consolidated balance sheets represents the value associated with the rights and privileges afforded to us under these agreements.
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are subject to annual impairment testing. We test our indefinite-lived intangible assets during the fourth quarter (see Note 1, "Nature of Operations and Summary of Significant Accounting Policies"). As a result of our fiscal 2017 annual impairment testing, we recognized impairment charges totaling $339.8 million associated with our dealer agreements.
The dealer agreement impairment charges included $328.8 million for Spring Mobile and $11.0 million for Simply Mac. The impairment of Spring Mobile’s AT&T dealer agreements was the result of the decline in projected profitability in our long-term financial forecasts as described above in “—Goodwill.” The impairment of Simply Mac’s Apple dealer agreements was the result of recent and projected financial performance no longer supporting its carrying value.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Other intangible assets include design portfolio and favorable leasehold interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition. These designs are amortized on a straight-line basis over three years. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.
As of February 3, 2018, the total weighted-average amortization period for our finite-lived intangible assets was approximately 9.4 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2017, 2016 and 2015 was $13.4 million, $15.0 million and $13.4 million, respectively. The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Fiscal Year Ending on or around January 31,	Projected Amortization Expense
2019	$11.4
2020	8.7
2021	6.4
2022	4.5
2023	3.7
$34.7
7.    Income Taxes
The provision for income taxes consisted of the following (in millions):

	Fiscal Year
	2017	2016	2015
Current tax expense:
Federal	$110.1	$143.8	$178.7
State	14.9	13.5	16.3
Foreign	28.5	29.2	28.9
	153.5	186.5	223.9
Deferred tax expense (benefit):
Federal	(78.5)	(1.2)	0.2
State	(13.4)	(0.2)	3.6
Foreign	(16.0)	(33.6)	(5.3)
	(107.9)	(35.0)	(1.5)
Total income tax expense	$45.6	$151.5	$222.4
The components of earnings before income tax expense consisted of the following (in millions):

	Fiscal Year
	2017	2016	2015
United States	$7.1	$446.8	$553.5
International	73.2	57.9	71.7
Total	$80.3	$504.7	$625.2

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following is a reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations. Certain prior year rates have been reclassified to conform with current year presentation:

	Fiscal Year
	2017	2016	2015
Federal statutory tax rate(1)	33.7%	35.0%	35.0%
State income taxes, net of federal effect	(0.8)	1.7	2.1
Foreign income tax rate differential	(5.1)	(0.9)	(1.0)
Change in valuation allowance	(5.1)	4.1	(0.9)
Subpart F income	1.5	1.3	0.9
Change in unrecognized tax benefits	(7.1)	2.3	0.9
Interest income from hybrid securities	(4.0)	(0.6)	(1.6)
Transition tax	12.7	—	—
Tax reform	39.6	—	—
Realization of losses in foreign operations not previously benefited(2)	—	(8.3)	—
Loss on investment in foreign subsidiary	—	(3.2)	—
Intercompany sale of intangible assets	(16.4)	—	—
Foreign tax credit	(11.7)	(0.1)	(0.1)
Withholding tax expense	11.2	0.2	0.2
Impairment of goodwill	8.5	—	—
Stock compensation	3.1	—	—
Divestitures	(2.7)	—	—
Domestic production activities deduction	(1.7)	(0.3)	(0.5)
Nondeductible interest	2.3	0.5	0.4
Unrealized (gains) losses on foreign currency exchange	(1.9)	(0.1)	—
Other (including permanent differences)(3)	0.7	(1.6)	0.2
	56.8%	30.0%	35.6%
___________________

(1)	Per IRC Section 15, we have incorporated a blended rate of 33.7% for our year end current provision ending February 3, 2018.

(2)
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

(3)	Other is comprised of numerous items, none of which is greater than 1.69% of earnings before income taxes.

On December 22, 2017, H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), was signed into law. The Tax Act makes broad and complex changes to the Internal Revenue Code, including, but not limited to: (i) reducing the future U.S. federal corporate tax rate from 35 percent to 21 percent; (ii) requiring companies to pay a one-time transition tax on certain unremitted earnings of foreign subsidiaries; and (iii) providing for bonus depreciation that will allow full expensing of certain qualified property.
The Tax Act also established new tax laws that will come into effect beginning in 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from certain foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of certain foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Further, the Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the immediate tax effects of the Tax Act. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under ASC 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
Our accounting for certain elements of the Tax Act is incomplete. However, we were able to make reasonable estimates of the effects and, therefore, recorded provisional estimates for these items. In connection with our initial analysis of the impact of the Tax Act, we have recorded a provisional net tax expense of $42.0 million in the period ended February 3, 2018. This provisional estimate consists of a net expense of $10.2 million for the one-time transition tax resulting from the recognition of approximately $333.4 million of foreign earnings and profits, and a net expense of $31.8 million related to revaluation of deferred tax assets and liabilities, caused by the new lower corporate tax rate.
To determine the transition tax, we must determine the amount of post-1986 accumulated earnings and profits of its relevant subsidiaries as of certain prescribed measurement dates, as well as the amount of non-U.S. income taxes paid on such earnings. While we were able to make a reasonable estimate of the transition tax based on the guidance issued as of the date of these financial statements, we are continuing to gather additional information, and expect additional guidance from the Treasury and IRS, to be able to more precisely compute the final amount.
Likewise, while we were able to make a reasonable estimate of the impact of the reduction to the corporate tax rate, we may be affected by other analyses related to the Tax Act. These include, but are not limited to, the state tax effect of adjustments made to federal temporary differences.
Due to the complexity of the new GILTI tax rules, we are continuing to evaluate this provision of the Tax Act and the application of ASC 740. Under GAAP, we are allowed to make an accounting policy choice to either: (1) treat taxes due on future U.S. inclusions in taxable income related to GILTI as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). Our selection of an accounting policy with respect to the new GILTI tax rules is dependent on additional analysis and potential future modifications to our existing legal structure, which are not currently known. Accordingly, we have not made any adjustments related to potential GILTI tax in our financial statements and have not made a policy decision regarding whether to record deferred taxes on GILTI.
We will continue to analyze the full effects of the Tax Act on the financial statements. The impact of the Tax Act may differ from the current estimate, possibly materially, due to changes in interpretations and assumptions we have made, future guidance that may be issued and actions we may take as a result of the law.

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

	February 3, 2018	January 28, 2017
Deferred tax asset:
Inventory obsolescence reserve	$16.8	$26.7
Deferred rents	6.9	8.4
Stock-based compensation	9.2	12.0
Net operating losses	86.2	89.6
Customer liabilities	16.6	19.5
Property and equipment	13.6	3.4
Credits	9.5	10.7
Accrued compensation	12.9	23.8
Intangible assets	63.2	(47.9)
Other	12.9	18.3
Total deferred tax assets	247.8	164.5
Valuation allowance	(36.9)	(39.4)
Total deferred tax assets, net	210.9	125.1
Deferred tax liabilities:
Goodwill	(49.9)	(75.5)
Prepaid expenses	(4.5)	(5.3)
Other	(3.3)	(8.3)
Total deferred tax liabilities	(57.7)	(89.1)
Net deferred tax assets	$153.2	$36.0
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$158.2	$59.0
Deferred income taxes - liabilities	$(5.0)	$(23.0)
We file income tax returns in the U.S. federal jurisdiction and various states and foreign jurisdictions. The Internal Revenue Service (“IRS”) is currently examining our U.S. income tax returns for the fiscal years 2010 through 2016. We do not anticipate any adjustments that would result in a material impact on our consolidated financial statements as a result of these audits. We are no longer subject to U.S. federal income tax examination for years before and including the fiscal year ended January 30, 2010.
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
As of February 3, 2018, we have approximately $25.3 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2018 through 2035, as well as $246.1 million of foreign NOL carryforwards that have no expiration date. In addition, the Company has approximately $0.9 million of foreign tax credit carryforwards that expire in years 2022 through 2026. The Company also has approximately $74.2 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2020 through 2035.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 3, 2018, the gross amount of unrecognized tax benefits was approximately $24.9 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of $18.8 million, exclusive of any benefits related to interest and penalties. A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	Fiscal Year
	2017	2016	2015
Beginning balance of unrecognized tax benefits	$42.1	$31.9	$21.4
Increases related to current period tax positions	1.0	3.5	4.0
Increases related to prior period tax positions	11.2	7.9	9.0
Reductions as a result of a lapse of the applicable statute of limitations	(1.3)	(0.2)	(1.0)
Reductions as a result of settlements with taxing authorities	(28.1)	(1.0)	(1.5)
Ending balance of unrecognized tax benefits	$24.9	$42.1	$31.9
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of February 3, 2018, January 28, 2017 and January 30, 2016, we had approximately $6.9 million, $7.2 million and $4.9 million, respectively, in interest and penalties related to unrecognized tax benefits accrued, of which approximately $0.3 million, $2.3 million and $0.4 million of expense were recognized through income tax expense in fiscal 2017, 2016 and 2015. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 3, 2018.
Deferred income taxes have not been provided for on any undistributed and untaxed earnings generated by certain foreign subsidiaries as of February 3, 2018 because we intend to permanently reinvest such earnings outside the United States. We do not currently require, nor do we have plans for, the repatriation of retained earnings from these subsidiaries. However, in the future, if we determine to repatriate these funds, or we sell or liquidate any of these subsidiaries, we may be required to provide for certain income taxes on the repatriation. We may also be required to withhold foreign taxes depending on the foreign jurisdiction from which the funds are repatriated. As noted above, taking into account the time line provided in SAB 118, we continue to analyze the full effects of the Tax Act on the financial statements and will provide updated disclosures as appropriate once the analysis is complete.
8.    Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	February 3, 2018	January 28, 2017
Customer liabilities	$302.4	$342.5
Deferred revenue	139.7	131.5
Employee benefits, compensation and related taxes	168.1	147.7
Checks and transfers yet to be presented for payment from zero balance cash accounts	176.4	268.4
Other taxes	63.4	52.0
Other accrued liabilities(1)	126.1	148.8
Total accrued liabilities	$976.1	$1,090.9

(1)
Includes acquisition-related contingent consideration of $12.2 million and $20.0 million as of February 3, 2018 and January 28, 2017, respectively. See Note 3, "Acquisitions and Divestitures" for additional information.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	February 3, 2018	January 28, 2017
2019 Senior Notes principal amount	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0
Less: Unamortized debt financing costs	(7.1)	(10.0)
Long-term debt, net	$817.9	$815.0
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Revolving Credit Facility
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the “Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for LIBO rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. The Amended Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries.
Borrowing availability under the Amended Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the period between July 15 and October 15 of each year. Letters of credit reduce the amount available to borrow under the Amended Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either 1) excess availability under the Amended Revolver is less than 20%, or is projected to be within six months after such payment or 2) excess availability under the Amended Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Amended Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
The Amended Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from our lenders, we may not incur more than $1 billion of senior secured debt and $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.
The per annum interest rate under the Amended Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the London Interbank Offered (“LIBO”) rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of February 3, 2018, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Amended Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2017, we cumulatively borrowed $373.0 million and repaid $373.0 million under our revolving credit facility. Average daily borrowings under the facility for fiscal 2017 were $19.1 million and our average interest rate on those borrowings was 2.96%. As of February 3, 2018, total availability under the Amended Revolver was $412.6 million, with no outstanding borrowings and outstanding standby letters of credit of $7.4 million. We are currently in compliance with the financial requirements of the Amended Revolver.
Luxembourg Line of Credit
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 3, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.8 million.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Leases
We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates through 2031 with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Rent expense under operating leases was as follows (in millions):

	Fiscal Year
	2017	2016	2015
Minimum	$433.5	$437.4	$394.5
Percentage rentals	8.9	6.9	7.8
Total rent expense	$442.4	$444.3	$402.3
Future minimum annual rentals, excluding percentage rentals, required under leases that had initial, noncancelable lease terms greater than one year, as of February 3, 2018, are as follows (in millions):

Fiscal Year Ending on or around January 31,
2019	$377.2
2020	253.7
2021	145.8
2022	75.4
2023	38.9
Thereafter	38.8
$929.8
11.     Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases and other commercial commitments totaling $25.5 million and $24.5 million as of February 3, 2018 and January 28, 2017, respectively.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to vigorously contest the reassessments through administrative procedures. If we are unable to resolve this matter through administrative remedies at the FTA, we plan to pursue judicial remedies. We believe our tax positions will be sustained and have not taken a reserve for any potential adjustment based on the reassessment. If we were not to prevail, then the adjustment to our income tax provision could be material.
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
Share Repurchase Activity. Since January 2010, our Board of Directors has authorized several share repurchase programs authorizing our management to repurchase our Class A Common Stock. Since the beginning of fiscal 2011, each individual authorization has been $500 million. We generally seek Board of Directors’ approval for a new authorization before the existing program is fully utilized to ensure we maintain availability under a repurchase program. Repurchased shares are subsequently retired. Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional paid-in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings.
We did not repurchase shares during fiscal 2017. The following table summarizes our share repurchase activity during fiscal 2016 and 2015 (in millions, except average price paid per share):

	Fiscal Year
	2016	2015
Total number of shares purchased	3.0	5.2
Average price per share	$24.94	$38.68
Aggregate value of shares purchased	$75.1	$202.0
As of February 3, 2018, we have $170.2 million remaining under our latest authorization from November 2014.
Dividends. We paid a total of $1.44 per share in dividends in fiscal 2015 and a total of $1.48 per share fiscal 2016. In fiscal 2017, we paid annual dividends of $1.52 per share of Class A Common Stock, totaling approximately $155.2 million. On February 20, 2018, our Board of Directors declared a quarterly cash dividend of $0.38 per share of Class A Common Stock payable March 20, 2018. Future dividends will be subject to approval by our Board of Directors.
Share-Based Compensation
Effective June 2013, our stockholders voted to adopt the Amended and Restated 2011 Incentive Plan (the “Amended 2011 Incentive Plan”) to provide for issuance under the 2011 Incentive Plan of our Class A Common Stock. The Amended 2011 Incentive Plan provides a maximum aggregate amount of 9.25 million shares of Class A Common Stock with respect to which options may be granted and provides for a grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock and other share-based awards. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, and expire ten years from the grant date. Shares issued upon exercise of options and vesting of restricted stock awards are newly issued shares. Options and restricted shares granted after June 21, 2011 are issued under the 2011 Incentive Plan.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Effective June 2009, our stockholders voted to amend the Third Amended and Restated 2001 Incentive Plan (the “2001 Incentive Plan”) to provide for issuance under the 2001 Incentive Plan of our Class A Common Stock. The 2001 Incentive Plan provided a maximum aggregate amount of 46.5 million shares of Class A Common Stock with respect to which options may have been granted and provided for the granting of incentive stock options, non-qualified stock options, and restricted stock. The options to purchase Class A common shares were issued at fair market value of the underlying shares on the date of grant. In general, the options vested and became exercisable in equal annual installments over a three-year period, commencing one year after the grant date, and expire ten years from the grant date. Options and restricted shares granted on or before June 21, 2011 were issued under the 2001 Incentive Plan.
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. We have not historically experienced material forfeitures with respect to the employees who currently receive stock option grants. There were no options granted during fiscal 2017 and 2016.
A summary of our stock option activity during fiscal 2017 is presented below:

	Shares	Weighted- Average Exercise Price
Balance, January 28, 2017	1,327,353	$35.43
Exercised	(6,300)	$20.32
Expired	(127,028)	$37.56
Balance, February 3, 2018	1,194,025	$35.30
The following table summarizes information as of February 3, 2018 concerning outstanding and exercisable options:

	Options Outstanding & Exercisable
Range of Exercise Prices	Number Outstanding & Exercisable	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price
$20.32 - $38.52	844,075	4.65	$29.23
$49.95	349,950	0.01	$49.95
$20.32 - $49.95	1,194,025	3.29	$35.30
The total intrinsic value of options exercised during fiscal 2017, 2016 and 2015 was $0.1 million, $0.1 million, and $6.7 million, respectively. There was no intrinsic value of both options exercisable and options outstanding, as of February 3, 2018.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. During fiscal 2017, 2016 and 2015, we included compensation expense relating to the grant of these options in the amount of $0.1 million, $0.9 million and $2.6 million, respectively, in selling, general and administrative expenses. As of February 3, 2018, there was no unrecognized compensation expense related to our stock options.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Restricted Stock Awards
The fair value of restricted stock awards is recognized as compensation expense on a straight-line basis between the grant date and the date the restricted stock awards become fully vested. We grant restricted stock awards to certain of our employees, officers and non-employee directors. We estimate the fair value of restricted stock awards on the grant date based on the quoted market price of our common stock.
Time-based restricted stock awards generally vest in equal annual installments over a three-year period on the anniversary of the date of issuance, subject to continued service to the Company, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
Performance-based restricted stock awards generally vest as a lump sum on the third anniversary of the date of issuance. Restricted stock awards subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
The following table presents a summary of our restricted stock awards activity during fiscal 2017:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 28, 2017	811,838	$33.33	505,190	$35.87
Granted	596,412	$24.94	287,670	$25.28
Vested	(466,030)	$33.41	(60,474)	$39.74
Forfeited	(29,860)	$28.73	(179,197)	$39.30
Nonvested shares at February 3, 2018	912,360	$27.96	553,189	$28.83
In fiscal 2016, we granted 602,414 shares of time-based restricted stock with a weighted-average grant date fair value of $30.18. We also granted 206,580 shares of performance-based restricted stock with a weighted-average grant fair value of $30.54.
During fiscal 2017, 2016 and 2015, we included compensation expense relating to the grants of restricted shares in the amounts of $25.5 million, $16.9 million and $27.3 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2017 and 2016 compensation expense associated with the restricted shares is net of adjustments totaling $2.9 million and $5.9 million, respectively, relating to performance measures that were not fully met. As of February 3, 2018, there was $16.3 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.6 years.
The total fair value of restricted stock awards vested, as of their respective vesting dates, was $12.5 million, $27.6 million, and $34.1 million during fiscal 2017, 2016 and 2015.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

	Fiscal Year
	2017	2016	2015
Net income	$34.7	$353.2	$402.8

Weighted-average common shares outstanding	101.4	103.4	106.0
Dilutive effect of stock options and restricted stock awards	0.1	0.4	0.7
Weighted-average diluted common shares	101.5	103.8	106.7

Basic earnings per share	$0.34	$3.42	$3.80
Diluted earnings per share	$0.34	$3.40	$3.78

Anti-dilutive stock options and restricted stock awards	2.0	1.4	1.0
14.    Employees' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during fiscal 2017, 2016 and 2015, were $8.4 million, $7.8 million and $6.3 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15.    Significant Products
The tables below set forth net sales, percentages of total net sales, gross profit and gross profit percentages by significant product category for the periods indicated (dollars in millions).

	Fiscal Year
	2017		2016		2015
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
New video game hardware(1)	$1,791.8	19.4%	$1,396.7	16.2%	$1,944.7	20.8%
New video game software	2,582.0	28.0	2,493.4	29.0	2,905.1	31.0
Pre-owned and value video game products	2,149.6	23.3	2,254.1	26.2	2,374.7	25.4
Video game accessories	784.3	8.5	676.7	7.9	703.0	7.5
Digital	189.2	2.1	181.0	2.1	188.3	2.0
Technology Brands(2)	803.6	8.7	814.0	9.5	534.0	5.7
Collectibles	636.2	6.9	494.1	5.7	309.7	3.3
Other(3)	287.9	3.1	297.9	3.4	404.3	4.3
Total	$9,224.6	100.0%	$8,607.9	100.0%	$9,363.8	100.0%

	Fiscal Year
	2017		2016		2015
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$163.1	9.1%	$154.2	11.0%	$175.5	9.0%
New video game software	590.3	22.9	600.4	24.1	689.3	23.7
Pre-owned and value video game products	977.1	45.5	1,044.1	46.3	1,114.5	46.9
Video game accessories	255.0	32.5	235.2	34.8	255.5	36.3
Digital	162.4	85.8	155.5	85.9	149.6	79.4
Technology Brands(2)	594.0	73.9	554.6	68.1	306.6	57.4
Collectibles	208.2	32.7	171.6	34.7	116.6	37.6
Other(3)	90.0	31.3	93.7	31.5	110.7	27.4
Total	$3,040.1	33.0%	$3,009.3	35.0%	$2,918.3	31.2%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores, which were sold in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017 (see Note 3, "Acquisition and Divestitures"). Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. Our Technology Brands segment includes our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores, all of which operate in the United States. Cricket Wireless was sold in January 2018. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2017, 2016 and 2015.
Information on segments and the reconciliation of segment profit (loss) to earnings before income taxes are as follows (in millions):

As of and for the Fiscal Year Ended February 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,749.9	$434.9	$702.2	$1,534.0	$803.6	$9,224.6

Operating earnings (loss)	$344.9	$18.5	$34.9	$53.0	$(315.7)	$135.6
Interest income						1.5
Interest expense						(56.8)
Earnings before income taxes						$80.3

Other Information:
Goodwill	$1,159.5	$30.3	$73.6	$87.1	$316.8	$1,667.3
Other long-lived assets	280.8	24.5	60.4	253.0	216.9	835.6
Total assets	920.5	187.3	457.5	2,743.4	732.9	5,041.6
Income tax expense (benefit)	123.2	3.2	5.3	5.3	(91.4)	45.6
Depreciation and amortization	79.5	3.9	10.4	26.4	30.5	150.7
Capital expenditures	60.6	4.3	10.1	15.3	23.1	113.4

As of and for the Fiscal Year Ended January 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$5,488.9	$382.0	$609.5	$1,313.5	$814.0	$8,607.9

Operating earnings	$430.2	$22.4	$34.9	$26.0	$44.2	$557.7
Interest income						0.8
Interest expense						(53.8)
Earnings before income taxes						$504.7

Other Information:
Goodwill	$1,199.7	$28.6	$70.1	$74.8	$352.0	$1,725.2
Other long-lived assets	285.5	23.0	56.5	214.6	530.4	1,110.0
Total assets	2,583.3	271.6	434.6	567.9	1,118.5	4,975.9
Income tax expense (benefit)	140.6	6.0	7.7	(15.1)	12.3	151.5
Depreciation and amortization	92.9	3.8	9.4	25.0	34.1	165.2
Capital expenditures	61.8	1.3	15.1	25.8	38.7	142.7

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of and for the Fiscal Year Ended January 30, 2016	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$6,435.1	$446.6	$591.4	$1,356.7	$534.0	$9,363.8

Operating earnings	$504.3	$29.4	$38.7	$48.8	$27.0	$648.2
Interest income						0.4
Interest expense						(23.4)
Earnings before income taxes						$625.2

Other Information:
Goodwill	$1,195.5	$26.9	$65.7	$75.7	$112.9	$1,476.7
Other long-lived assets	329.9	17.6	47.0	200.3	321.3	916.1
Total assets	2,698.5	259.2	382.2	401.7	588.7	4,330.3
Income tax expense	195.0	6.1	8.3	4.1	8.9	222.4
Depreciation and amortization	98.8	3.5	8.8	24.3	21.2	156.6
Capital expenditures	76.9	4.4	12.8	20.2	58.9	173.2
17.    Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 3, 2018 and January 28, 2017 (in millions, except per share amounts). The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2017				Fiscal Year 2016
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(1)
Net sales	$2,045.9	$1,687.6	$1,988.6	$3,502.5	$1,971.5	$1,631.8	$1,959.2	$3,045.4
Gross profit	702.5	623.7	689.4	1,024.5	675.5	617.7	708.2	1,007.9
Operating earnings (loss)	101.1	43.6	87.6	(96.7)	114.0	58.3	98.8	286.6
Net income (loss)	59.0	22.2	59.4	(105.9)	65.8	27.9	50.8	208.7
Earnings (loss) per share:
Basic(2)	$0.58	$0.22	$0.59	$(1.04)	$0.63	$0.27	$0.49	$2.04
Diluted(2)	$0.58	$0.22	$0.59	$(1.04)	$0.63	$0.27	$0.49	$2.04
Dividend declared per common share	$0.38	$0.38	$0.38	$0.38	$0.37	$0.37	$0.37	$0.37
___________________
The following footnotes are discussed as pretax expenses.

(1)
The results of operations for the fourth quarter of fiscal 2017 include asset impairment charges totaling $390.8 million. The results of operations for the fourth quarter of fiscal 2016 include asset impairment charges totaling $33.8 million.

(2)	The sum of the quarters may not necessarily be equal to the full year net income per common share amount.

EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.2	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

4.3	First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National.	Current Report on Form 8-K	March 9, 2016

4.4	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary.	Current Report on Form 8-K	March 9, 2016

4.5	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

10.1*	Fourth Amended and Restated 2001 Incentive Plan.	Definitive Proxy Statement for 2009 Annual Meeting of Stockholders	May 22, 2009

10.2*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.3*	Second Amended and Restated Supplemental Compensation Plan.	Definitive Proxy Statement for 2008 Annual Meeting of Stockholders	May 23, 2008

10.4*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.5*	Form of Long-Term Incentive Award Agreement.	Filed herewith.

10.6*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.7*	Amendment to Employment Agreement dated March 1, 2018 with Daniel A. DeMatteo.	Current Report on Form 8-K	March 6, 2018

10.8*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.	Current Report on Form 8-K	May 13, 2013

10.9*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.10*	Amendment to Employment Agreement dated March 1, 2018 with Robert A. Lloyd.	Current Report on Form 8-K	March 6, 2018

10.11*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.	Current Report on Form 8-K	May 13, 2013

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.12*	Amendment to Employment Agreement dated March 1, 2018 with Michael K. Mauler.	Current Report on Form 8-K	March 6, 2018

10.13*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.	Current Report on Form 8-K	May 13, 2013

10.14*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.	Annual Report on Form 10-K for the fiscal year ended February 1, 2014	April 2, 2014

10.15
Second Amended and Restated Credit Agreement, dated as of March 25, 2014, by and among GameStop Corp., certain subsidiaries of GameStop Corp., Bank of America, N.A. and the other lending institutions listed therein, Bank of America, N.A., as Issuing Bank, Bank of America, N.A., as Agent, JPMorgan Chase Bank, N.A., as Syndication Agent and Wells Fargo Bank, National Association, U.S. Bank National Association, and Regions Bank as Co-Documentation Agents and Merrill Lynch, Pierce, Jenner & Smith Incorporated as sole lead arranger and bookrunner (the "Revolver").
		Current Report on Form 8-K	March 28, 2014

10.16	First Amendment to the Revolver, dated as of September 15, 2014, by and among GameStop Corp., the Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 16, 2014

10.17
Second Amendment to the Revolver, dated as of November 20, 2017, by and among GameStop Corp., the Borrowers, party thereto, the Lenders party thereto and Bank of America, N.A., (the “Amended Revolver”).
		Current Report on Form 8-K	November 21, 2017

10.18	Third Amended and Restated Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.19	Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.20	First Amendment to Second Amended and Restated Patent and Trademark Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.21	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.22*	Executive Employment Agreement, dated as of May 13, 2013, between GameStop Corp. and Michael T. Buskey.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

10.23*	Executive Employment Agreement, dated as of May 13, 2013, between GameStop Corp. and Troy W. Crawford.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

10.24*	Executive Employment Agreement, dated as of October 1, 2012, between GameStop Corp. and Daniel J. Kaufman.	Filed herewith.

10.25*	Amended and Restated Retirement Policy.	Filed herewith.

10.26*	GameStop Corp. Executive Life Insurance Plan.	Filed herewith.

10.27*	Split Dollar Agreement, dated as of October 22, 2012, between GameStop Corp. and J. Paul Raines.	Filed herewith.

10.28*	Split Dollar Agreement, dated as of October 15, 2012, between GameStop Corp. and Michael K. Mauler.	Filed herewith.

10.29*	Split Dollar Agreement, dated as of October 15, 2012, between GameStop Corp. and Robert A. Lloyd.	Filed herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.30*	Split Dollar Agreement, dated as of October 17, 2012, between GameStop Corp. and Michael T. Buskey.	Filed herewith.

10.31*	Split Dollar Agreement, dated as of October 25, 2012, between GameStop Corp. and Daniel J. Kaufman.	Filed herewith.

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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