Form 10-Q
period 2018-05-05
GameStop Corp.
filed 2018-06-12
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 5, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 5, 2018: 101,870,874

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	May 5, 2018	April 29, 2017	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$247.2	$311.9	$864.4
Receivables, net	156.4	172.5	182.7
Merchandise inventories, net	1,306.1	1,216.9	1,366.7
Prepaid expenses and other current assets	141.9	145.7	124.9
Total current assets	1,851.6	1,847.0	2,538.7
Property and equipment:
Land	19.2	18.6	19.9
Buildings and leasehold improvements	728.4	727.4	769.8
Fixtures and equipment	964.8	938.4	973.5
Total property and equipment	1,712.4	1,684.4	1,763.2
Less accumulated depreciation	1,300.3	1,230.8	1,330.0
Net property and equipment	412.1	453.6	433.2
Deferred income taxes	153.6	73.2	158.2
Goodwill	1,659.2	1,724.9	1,667.3
Other intangible assets, net	163.2	512.7	169.5
Other noncurrent assets	68.7	72.0	74.7
Total noncurrent assets	2,456.8	2,836.4	2,502.9
Total assets	$4,308.4	$4,683.4	$5,041.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$551.4	$526.1	$902.0
Accrued liabilities	600.6	845.4	976.1
Income taxes payable	62.7	94.1	37.5
Total current liabilities	1,214.7	1,465.6	1,915.6
Deferred income taxes	5.0	23.0	5.0
Long-term debt, net	818.6	815.7	817.9
Other long-term liabilities	86.6	110.2	88.6
Total long-term liabilities	910.2	948.9	911.5
Total liabilities	2,124.9	2,414.5	2,827.1
Commitments and Contingencies (Note 6)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 101.9, 101.3 and 101.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	25.5	2.6	22.1
Accumulated other comprehensive (loss) income	(23.0)	(55.5)	12.2
Retained earnings	2,180.9	2,321.7	2,180.1
Total stockholders’ equity	2,183.5	2,268.9	2,214.5
Total liabilities and stockholders’ equity	$4,308.4	$4,683.4	$5,041.6
See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net sales	$1,934.0	$2,045.9
Cost of sales	1,276.7	1,343.4
Gross profit	657.3	702.5
Selling, general and administrative expenses	566.1	563.5
Depreciation and amortization	34.1	37.9
Operating earnings	57.1	101.1
Interest income	(0.5)	(0.2)
Interest expense	14.2	14.1
Earnings before income tax expense	43.4	87.2
Income tax expense	15.2	28.2
Net income	$28.2	$59.0

Dividends per common share	$0.38	$0.38

Earnings per share:
Basic	$0.28	$0.58
Diluted	$0.28	$0.58
Weighted-average shares outstanding:
Basic	101.8	101.3
Diluted	102.0	101.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net income	$28.2	$59.0
Other comprehensive loss:
Foreign currency translation adjustment	(35.2)	(8.2)
Total comprehensive (loss) income	$(7.0)	$50.8

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net income	—	—	—	—	28.2	28.2
Foreign currency translation	—	—	—	(35.2)	—	(35.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.9)	(38.9)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at May 5, 2018	101.9	$0.1	$25.5	$(23.0)	$2,180.9	$2,183.5

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 28, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	59.0	59.0
Foreign currency translation	—	—	—	(8.2)	—	(8.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.6)	(38.6)
Stock-based compensation expense	—	—	5.9	—	—	5.9
Settlement of stock-based awards	0.3	—	(3.3)	—	—	(3.3)
Balance at April 29, 2017	101.3	$0.1	$2.6	$(55.5)	$2,321.7	$2,268.9

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Cash flows from operating activities:
Net income	$28.2	$59.0
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	34.4	38.3
Stock-based compensation expense	7.6	5.9
Deferred income taxes	—	(14.2)
Loss on disposal of property and equipment	0.4	2.3
Other	14.9	16.4
Changes in operating assets and liabilities:
Receivables, net	24.3	48.7
Merchandise inventories	27.7	(114.9)
Prepaid expenses and other current assets	(0.8)	(10.1)
Prepaid income taxes and income taxes payable	12.2	28.9
Accounts payable and accrued liabilities	(678.2)	(324.3)
Changes in other long-term liabilities	(2.6)	7.2
Net cash flows used in operating activities	(531.9)	(256.8)
Cash flows from investing activities:
Purchase of property and equipment	(17.6)	(20.0)
Acquisitions, net of cash acquired	—	(8.5)
Other	1.2	1.3
Net cash flows used in investing activities	(16.4)	(27.2)
Cash flows from financing activities:
Repayment of acquisition-related debt	(12.2)	—
Repurchase of common shares	—	(22.0)
Dividends paid	(40.9)	(39.7)
Issuance of common stock, net of share repurchases for withholdings taxes	(4.2)	(3.3)
Net cash flows used in financing activities	(57.3)	(65.0)
Exchange rate effect on cash and cash equivalents and restricted cash	(12.2)	(8.5)
Decrease in cash and cash equivalents and restricted cash	(617.8)	(357.5)
Cash and cash equivalents and restricted cash at beginning of period	879.3	679.7
Cash and cash equivalents and restricted cash at end of period	$261.5	$322.2

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of May 5, 2018, GameStop's retail network and family of brands include 7,216 company-operated stores in the United States, Canada, Australia and Europe.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 53 weeks ended February 3, 2018, as filed with the Securities and Exchange Commission on April 2, 2018, (the “2017 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 5, 2018 are not indicative of the results to be expected for the 52 weeks ending February 2, 2019 ("fiscal 2018").
Restricted Cash
Restricted cash of $14.3 million, $10.3 million and $14.9 million as of May 5, 2018, April 29, 2017 and February 3, 2018, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On May 31, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on June 26, 2018 to stockholders of record at the close of business on June 12, 2018. Future dividends, if any, will be subject to approval by our Board of Directors.
Adoption of New Accounting Pronouncements
In August 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2016-15, Statement of Cash Flows, Classification of Certain Cash Receipts and Cash Payments, which provides guidance on eight specific cash flow issues in regard to how cash receipts and cash payments are presented and classified in the statement of cash flows. The FASB also issued ASU 2016-18, Restricted Cash, in November 2016 that requires entities to include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented in the statement of cash flows. These updated standards are effective for fiscal years beginning after December 15, 2017, including interim periods within those years, with early adoption permitted. We adopted these new standards on a retrospective basis, which did not result in a material impact to our consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As required by ASU 2016-18, we include restricted cash with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts presented on our condensed consolidated statement of cash flows. The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	May 5, 2018	April 29, 2017	February 3, 2018
Cash and cash equivalents	$247.2	$311.9	$864.4
Restricted cash (included in prepaid expenses and other current assets)	2.8	—	—
Restricted cash (included in other noncurrent assets)	11.5	10.3	14.9
Total cash and cash equivalents and restricted cash in the statements of cash flows	$261.5	$322.2	$879.3
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. In 2016, the FASB issued several ASUs that further amended the new revenue standard in the areas of principal versus agent evaluation, licenses of intellectual property, identifying performance obligations, and other clarifications and technical corrections. We adopted the new revenue standard, effective February 4, 2018, by utilizing the modified retrospective transition approach.

The new revenue standard primarily impacted the accounting of our PowerUp Rewards loyalty program and the recognition of breakage associated with our gift cards liability. For our loyalty program, we previously estimated the net cost of the rewards that were issued and recorded this cost (presented as cost of sales) and the associated balance sheet liability as points were accumulated by our loyalty program members. Under the new standard, the transaction price is allocated between the product(s) and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration. For our gift cards liability, estimated breakage on unused gift cards and merchandise credit liabilities was previously recognized on a quarterly basis (recorded to cost of sales) to the extent that we believed the likelihood of redemption was remote, generally for balances older than two years. Under the new standard, we recognize breakage in revenue upon redemption and in proportion to historical redemption patterns, regardless of the age of the unused gift cards and merchandise credit liabilities. In addition, the new revenue standard requires presentation of our sales return reserve to be on a gross basis, consisting of a separate right of return asset and liability.

Consistent with the modified retrospective transition approach, we have applied the new revenue standard on a prospective basis, effective February 4, 2018, and recorded adjustments to our current period opening balance sheet (as of February 4, 2018) to reflect the cumulative effect of the new revenue standard. The cumulative-effect adjustment included a reduction of our gift card and customer deposit liabilities of $44.3 million, an increase to our loyalty program liabilities of $28.2 million and an increase to our retained earnings of $16.1 million ($11.5 million, net of tax). The cumulative-effect adjustment also included a $4.4 million increase to merchandise inventories, net and accrued liabilities to present our sales return reserve on a gross basis. The adoption of the new standard resulted in expanded revenue recognition disclosures which are included below in Note 2, “Revenue.”

The impact of the new revenue standard to our statement of operations for the 13 weeks ended May 5, 2018 is as follows (in millions):

	13 Weeks Ended May 5, 2018
	Under Prior Standard	Impact of New Standard	As Reported
Net sales	$1,929.3	$4.7	$1,934.0
Cost of sales	1,272.5	4.2	1,276.7
Gross profit	656.8	0.5	657.3
Operating earnings	56.6	0.5	57.1
Earnings before income taxes	42.9	0.5	43.4
Income tax expense	15.1	0.1	15.2
Net Income	27.8	0.4	28.2

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the new revenue standard to our balance sheet as of May 5, 2018 is as follows (in millions):

	13 Weeks Ended May 5, 2018
	Under Prior Standard	Impact of New Standard	As Reported
Merchandise inventories, net	$1,301.8	$4.3	$1,306.1
Total current assets	1,847.3	4.3	1,851.6
Deferred income taxes	158.2	(4.6)	153.6
Total noncurrent assets	2,461.4	(4.6)	2,456.8
Total assets	4,308.7	(0.3)	4,308.4

Accrued liabilities	612.9	(12.3)	600.6
Income taxes payable	62.6	0.1	62.7
Total current liabilities	1,226.9	(12.2)	1,214.7
Total liabilities	2,137.1	(12.2)	2,124.9
Retained earnings	2,169.0	11.9	2,180.9
Total stockholders' equity	2,171.6	11.9	2,183.5
Total liabilities and stockholders' equity	4,308.7	(0.3)	4,308.4
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
In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires a lessee to recognize a liability related to lease payments and an offsetting right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. Entities are required to use a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements, with certain reliefs available. The ASU is effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the overall impact to our consolidated financial statements, though we expect the adoption to result in a material increase in the assets and liabilities reflected in our consolidated balance sheets.
2.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
New video game hardware (1)	$359.2	$389.9
New video game software	466.7	520.5
Pre-owned and value video game products	495.7	526.2
Video game accessories	199.1	176.1
Digital	43.0	44.1
Technology Brands (2)	169.0	201.4
Collectibles	142.4	114.5
Other(3)	58.9	73.2
Total	$1,934.0	$2,045.9
_____________________________________________

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 8, "Segments," for net sales by geographic location.

Performance Obligations
Effective February 4, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which set forth a new revenue recognition model that replaced the prior revenue recognition guidance in its entirety (see Note 1 above). The core principle of the new standard is that revenue is recognized when performance obligations are satisfied by transferring goods or services to the customer in an amount that the entity expects to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our e-commerce websites is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to certain commissions earned by our Spring Mobile AT&T stores, extended warranties and our Game Informer magazine. Revenues do not include sales taxes or other taxes collected from customers.
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, “unredeemed customer liabilities”), extended warranties, subscriptions to our Game Informer magazine and Spring Mobile AT&T dealer agreements.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of May 5, 2018, our unredeemed customer liabilities totaled $267.2 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of May 5, 2018, our deferred revenue liability related to extended warranties totaled $66.9 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of May 5, 2018, we had deferred revenue of $53.3 million associated with our Game Informer magazine.
Under our Spring Mobile AT&T dealer agreements, we have an ongoing performance obligation to provide service and support to customers of our AT&T-branded stores. We earn commissions for providing this ongoing service and support, which are based on the customer accounts we have activated or acquired (through store acquisitions), and are earned and paid to us on a monthly basis, generally over a three-year period after a customer’s activation date. We did not estimate the total revenues expected to be recognized in the future associated with this ongoing performance obligation since we recognize these revenues in accordance with ASC 606-10-55-18.
Significant Judgments and Estimates
We accrue PowerUp Rewards loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by our loyalty program members for products that we offer. The estimated retail price per point is based on the actual historical retail prices of product(s) purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 3, 2018	$426.0
Adoption of ASU 2014-09	(16.8)
Increase to contract liabilities (1)	239.4
Decrease to contract liabilities (2)	(256.5)
Other adjustments (3)	(4.7)
Balance at May 5, 2018	$387.4
__________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)	Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties.

(3)	Primarily includes foreign currency translation adjustments.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	May 5, 2018		April 29, 2017		February 3, 2018
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$7.7	$—	$2.5	$—	$2.4	$—
Other noncurrent assets	—	—	0.3	—	—	—
Company-owned life insurance(1)	14.6	—	12.6	—	13.9	—
Total assets	$22.3	$—	$15.4	$—	$16.3	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$3.2	$—	$6.5	$—	$9.9	$—
Other long-term liabilities	—	—	0.6	—	—	—
Nonqualified deferred compensation(2)	1.1	—	1.1	—	1.2	—
Contingent consideration(2)	—	—	—	43.2	—	12.2
Total liabilities	$4.3	$—	$8.2	$43.2	$11.1	$12.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $342.2 million, $457.2 million and $563.3 million as of May 5, 2018, April 29, 2017 and February 3, 2018, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Gains (losses) on the change in fair value of derivative instruments	$4.7	$(8.0)
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(3.0)	8.3
Total	$1.7	$0.3
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 5, 2018 or April 29, 2017.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of May 5, 2018, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $348.2 million and a fair value of $352.5 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $470.4 million and a fair value of $483.9 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.
4.    Income Taxes
The Securities and Exchange Commission staff issued Staff Accounting Bulletin (“SAB”) 118, which provides guidance on accounting for the immediate tax effects of the Tax Cuts and Jobs Act of 2017 (the "Tax Act").  SAB 118 provides a measurement period that should not extend beyond one year from the Tax Act enactment date for companies to complete the related accounting under Accounting Standards Codification ("ASC") 740, Accounting for Income Taxes. In accordance with SAB 118, a company must reflect the income tax effects of those aspects of the Tax Act for which the accounting under ASC 740 is complete. To the extent that a company’s accounting for a certain income tax effect of the Tax Act is incomplete, but it is able to determine a reasonable estimate, it must record a provisional estimate in the financial statements. If a company cannot determine a provisional estimate to be included in the financial statements, it should continue to apply ASC 740 on the basis of the provisions of the tax laws that were in effect immediately before the enactment of the Tax Act.
The financial reporting impact of the Act is expected to be completed no later than the fourth quarter of fiscal 2018. The impacts of these changes were reflected in the fiscal 2017 provisional tax expense, as discussed in Note 7 to our consolidated financial statements included in our 2017 Annual Report on Form 10-K. There have been no changes to the provisional amounts as of the first quarter of fiscal 2018. However, given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete our accounting.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.    Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	May 5, 2018	April 29, 2017	February 3, 2018
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(6.4)	(9.3)	(7.1)
Long-term debt, net	$818.6	$815.7	$817.9
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
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and are not registered under the Securities Act. The 2021 Senior Notes were offered in the U.S. to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
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
Revolving Credit Facility
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the “Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. The Amended Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries.

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
The per annum interest rate under the Amended Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of May 5, 2018, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Amended Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 5, 2018, we had no borrowings or repayments under our revolving credit facility. As of May 5, 2018, total availability under the Amended Revolver was $407.7 million, with no outstanding borrowings and outstanding standby letters of credit of $12.3 million. We are currently in compliance with the financial requirements of the Amended Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 5, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $14.8 million.
6.    Commitments and Contingencies
Commitments
During the 13 weeks ended May 5, 2018, there were no material changes to our commitments as disclosed in our 2017 Annual Report on Form 10-K.
Contingencies
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
7.    Earnings Per Share
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

	13 Weeks Ended
	May 5, 2018	April 29, 2017
Net income	$28.2	$59.0

Basic weighted average common shares outstanding	101.8	101.3
Dilutive effect of stock options and restricted stock awards	0.2	0.1
Diluted weighted average common shares outstanding	102.0	101.4

Basic earnings per share	$0.28	$0.58
Diluted earnings per share	$0.28	$0.58

Anti-dilutive stock options and restricted stock awards	1.6	2.2

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. Our Technology Brands segment includes our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores, all of which operate in the United States. Cricket Wireless was sold in January 2018. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended May 5, 2018 and April 29, 2017.
The reconciliation of segment operating earnings (loss) to earnings before income taxes for 13 weeks ended May 5, 2018 and April 29, 2017 is as follows (in millions):

13 weeks ended May 5, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,272.4	$81.9	$122.1	$288.6	$169.0	$1,934.0
Operating earnings (loss)	68.1	(0.3)	(7.6)	(12.9)	9.8	57.1
Interest income						0.5
Interest expense						(14.2)
Earnings before income taxes						$43.4

13 weeks ended April 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,339.5	$89.9	$136.7	$278.4	$201.4	$2,045.9
Operating earnings	85.9	2.2	1.8	0.1	11.1	101.1
Interest income						0.2
Interest expense						(14.1)
Earnings before income taxes						$87.2

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on April 2, 2018 (the “2017 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors that may cause actual results to vary materially from these forward-looking statements.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of May 5, 2018, GameStop's retail network and family of brands include 7,216 company-operated stores in the United States, Canada, Australia and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending February 2, 2019 ("fiscal 2018") consists of 52 weeks and the fiscal year ended February 3, 2018 ("fiscal 2017") consists of 53 weeks. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth fiscal quarter, which includes the holiday selling season.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks ended May 5, 2018 compares the 13 weeks for the period ended May 5, 2018 to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	May 5, 2018		April 29, 2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,934.0	100.0%	$2,045.9	100.0%
Cost of sales	1,276.7	66.0	1,343.4	65.7
Gross profit	657.3	34.0	702.5	34.3
Selling, general and administrative expenses	566.1	29.2	563.5	27.5
Depreciation and amortization	34.1	1.8	37.9	1.9
Operating earnings	57.1	3.0	101.1	4.9
Interest expense, net	13.7	0.7	13.9	0.6
Earnings before income tax expense	43.4	2.3	87.2	4.3
Income tax expense	15.2	0.8	28.2	1.4
Net income	$28.2	1.5%	$59.0	2.9%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended
	May 5, 2018		April 29, 2017
	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$359.2	18.6%	$389.9	19.1%
New video game software	466.7	24.1	520.5	25.4
Pre-owned and value video game products	495.7	25.6	526.2	25.7
Video game accessories	199.1	10.3	176.1	8.6
Digital	43.0	2.2	44.1	2.2
Technology Brands(2)	169.0	8.7	201.4	9.8
Collectibles	142.4	7.4	114.5	5.6
Other(3)	58.9	3.1	73.2	3.6
Total	$1,934.0	100.0%	$2,045.9	100.0%

	13 Weeks Ended
	May 5, 2018		April 29, 2017
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$35.2	9.8%	$38.1	9.8%
New video game software	98.8	21.2	113.7	21.8
Pre-owned and value video game products	220.6	44.5	253.7	48.2
Video game accessories	67.5	33.9	55.9	31.7
Digital	38.2	88.8	36.1	81.9
Technology Brands(2)	131.6	77.9	144.6	71.8
Collectibles	45.8	32.2	35.2	30.7
Other(3)	19.6	33.3	25.2	34.4
Total	$657.3	34.0%	$702.5	34.3%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores, which were sold in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving our Game Informer magazine in print form.

13 weeks ended May 5, 2018 compared with the 13 weeks ended April 29, 2017

	13 Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
	($ in millions)
Net sales	$1,934.0	$2,045.9	$(111.9)	(5.5)%
Cost of sales	1,276.7	1,343.4	(66.7)	(5.0)
Gross profit	657.3	702.5	(45.2)	(6.4)
Selling, general and administrative expenses	566.1	563.5	2.6	0.5
Depreciation and amortization	34.1	37.9	(3.8)	(10.0)
Operating earnings	57.1	101.1	(44.0)	(43.5)
Interest expense, net	13.7	13.9	(0.2)	(1.4)
Earnings before income tax expense	43.4	87.2	(43.8)	(50.2)
Income tax expense	15.2	28.2	(13.0)	(46.1)
Net income	$28.2	$59.0	$(30.8)	(52.2)%

	13 Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$359.2	$389.9	$(30.7)	(7.9)%
New video game software	466.7	520.5	(53.8)	(10.3)
Pre-owned and value video game products	495.7	526.2	(30.5)	(5.8)
Video game accessories	199.1	176.1	23.0	13.1
Digital	43.0	44.1	(1.1)	(2.5)
Technology Brands(2)	169.0	201.4	(32.4)	(16.1)
Collectibles	142.4	114.5	27.9	24.4
Other(3)	58.9	73.2	(14.3)	(19.5)
Total	$1,934.0	$2,045.9	$(111.9)	(5.5)%

	13 Weeks Ended		Change
	May 5, 2018	April 29, 2017	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$35.2	$38.1	$(2.9)	(7.6)%
New video game software	98.8	113.7	(14.9)	(13.1)
Pre-owned and value video game products	220.6	253.7	(33.1)	(13.0)
Video game accessories	67.5	55.9	11.6	20.8
Digital	38.2	36.1	2.1	5.8
Technology Brands(2)	131.6	144.6	(13.0)	(9.0)
Collectibles	45.8	35.2	10.6	30.1
Other(3)	19.6	25.2	(5.6)	(22.2)
Total	$657.3	$702.5	$(45.2)	(6.4)%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores, which were sold in January 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving our Game Informer magazine in print form.

Net Sales
Net sales decreased $111.9 million, or 5.5%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017. The decrease in net sales was primarily attributable to a decline in comparable store sales of 5.3% in our Video Games Brands stores and a $32.4 million decline in our Technology Brands segment. These decreases were partially offset by the positive impact of foreign exchange rate fluctuations of $42.4 million. The decrease in comparable store sales was primarily driven by a decrease in sales of new video game hardware, new video software, and pre-owned and value video game products, which were partially offset by the increase in collectibles and video game accessories. The increase in sales in collectibles are a result of the Company's continued efforts to grow this category through additional exclusive products and expansion of square footage in stores.
The decrease in net sales was due to the following:

•
New video game software sales decreased $53.8 million, or 10.3%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, primarily due to weaker new title releases in the current year quarter, which was partially offset by sales associated with Nintendo Switch titles.

•
Technology Brands sales decreased $32.4 million, or 16.1%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017. The decrease is primarily due to a slowdown in the wireless upgrade cycle and lower commission income as a result of changes to our dealer compensation structure that occurred in April of the prior year.

•
New video game hardware sales decreased $30.7 million, or 7.9%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, primarily due to the launch of the Nintendo Switch in March 2017.

•
Pre-owned and value video game product sales decreased $30.5 million, or 5.8%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, primarily due to a decrease in store traffic as a result of the stronger new title release schedule and the Nintendo Switch launch in the prior year quarter.

The decreases described above were partially offset by the following:

•
Collectibles sales increased $27.9 million, or 24.4%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, due to the growth of collectibles sales in our Video Game Brands stores.

•
Video game accessories increased $23.0 million, or 13.1%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, due to growth in sales of audio-related and other accessories associated with the battle royale gaming genre.

Cost of Sales
Cost of sales decreased $66.7 million, or 5.0%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.

Gross Profit
Gross profit decreased $45.2 million, or 6.4%, for the 13 weeks ended May 5, 2018 compared to the 13 weeks ended April 29, 2017, and gross profit as a percentage of net sales declined slightly to 34.0% in the current year quarter compared to 34.3% in the prior year quarter. The decrease in gross profit was primarily driven by decreases of $33.1 million in pre-owned and value video game products, $14.9 million of new video game software, and $13.0 million in Technology Brands, partially offset by increases in video game accessories of $11.6 million and in collectibles of $10.6 million.
The net decrease in gross profit as a percentage of net sales was primarily due to a decrease in gross profit percentage in pre-owned and value video game products, partially offset by an increase in the gross profit percentage in Technology Brands. The gross profit in pre-owned and value video game products decreased to 44.5% in the 13 weeks ended May 5, 2018 from 48.2% in the 13 weeks ended April 29, 2017, primarily due to higher promotional activity. The gross profit in Technology Brands increased to 77.9% in the 13 weeks ended May 5, 2018 from 71.8% in the 13 weeks ended April 29, 2017, primarily due to a shift in mix to higher margin devices.
Selling, General and Administrative Expenses
SG&A was $566.1 million for the 13 weeks ended May 5, 2018 which was flat compared to $563.5 million for the 13 weeks ended April 29, 2017. Excluding the impact of foreign exchange rate fluctuations, SG&A decreased approximately $10.1 million when compared to prior year quarter.
Income Tax Expense
Income tax expense was $15.2 million, representing an effective tax rate of 35.0%, for the 13 weeks ended May 5, 2018, compared to $28.2 million, representing an effective tax rate of 32.3%, for the 13 weeks ended April 29, 2017. The increase in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the current quarter and the relative mix of earnings across the jurisdictions within which we operate. The current period discrete items offset the effect of a lower statutory tax rate in the United States which became effective in January 2018.
Operating Earnings and Net Income
The factors described above led to operating earnings of $57.1 million for the 13 weeks ended May 5, 2018, or a $44.0 million decrease from operating earnings of $101.1 million for the 13 weeks ended April 29, 2017. Net income was $28.2 million for the 13 weeks ended May 5, 2018, which represented a 52.2% decrease from net income of $59.0 million for the 13 weeks ended April 29, 2017.
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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended May 5, 2018 compared with the 13 weeks ended April 29, 2017

As of and for the 13 Weeks Ended May 5, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,272.4	$81.9	$122.1	$288.6	$169.0	$1,934.0
Operating earnings (loss)	$68.1	$(0.3)	$(7.6)	$(12.9)	$9.8	$57.1
Segment operating data:
Store count	3,851	318	467	1,236	1,344	7,216
Comparable store sales(1)	(2.6)%	(13.8)%	(14.9)%	(9.5)%	n/a	(5.3)%

As of and for the 13 Weeks Ended April 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,339.5	$89.9	$136.7	$278.4	$201.4	$2,045.9
Operating earnings	$85.9	$2.2	$1.8	$0.1	$11.1	$101.1
Segment operating data:
Store count	3,931	322	465	1,277	1,508	7,503
Comparable store sales(1)	(2.4)%	17.6%	18.2%	16.5%	n/a	2.3%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended May 5, 2018, comparable store gross profit for our Technology Brands stores declined 7.4%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, and Game Informer magazine; and Kongregate, a web and mobile gaming platform that we sold in July 2017. Net sales for the 13 weeks ended May 5, 2018 decreased $67.1 million, or 5.0%, compared to the 13 weeks ended April 29, 2017, primarily due to a 2.6% decrease in comparable store sales and the impact of the disposition of Kongregate. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware due to the launch of the Nintendo Switch in the prior year quarter, new video game software due to weaker new title releases, and pre-owned and value video game products. These decreases were partially offset by an increase in sales of collectibles and video game accessories. Operating earnings for the 13 weeks ended May 5, 2018 decreased $17.8 million compared to the prior year quarter. The decrease in operating earnings was primarily a result of the decline in sales and non-recurring charges of $11.2 million related to changes in the Company's executive management.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended May 5, 2018 decreased $8.0 million, or 8.9%, compared to the 13 weeks ended April 29, 2017, primarily due to a 13.8% decline in comparable store sales, which was partially offset by a positive impact of foreign exchange rate fluctuations of $3.3 million. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware due to the launch of the Nintendo Switch in the prior year quarter, new video game software due to weaker new title releases, and pre-owned and value video game products. These decreases were partially offset by an increase in sales of collectibles. Operating earnings for the 13 weeks ended May 5, 2018 decreased $2.5 million compared to the prior year quarter.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australia segment for the 13 weeks ended May 5, 2018 decreased $14.6 million, or 10.7%, compared to the 13 weeks ended April 29, 2017. The decrease in net sales was primarily the result of a decrease in comparable store sales of 14.9%. The decrease in comparable store sales was primarily the result of a decrease in sales of new video game hardware due to the launch of the Nintendo Switch in the prior year quarter and a decrease in sales of new video game software due to weaker new title releases. These decreases were partially offset by an increase in sales of video game accessories. Operating earnings decreased $9.4 million compared to the prior year quarter to an operating loss of $7.6 million for the 13 weeks ended May 5, 2018 due to the decline in sales.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales in the European segment for the 13 weeks ended May 5, 2018 increased $10.2 million, or 3.7%, compared to the 13 weeks ended April 29, 2017. The increase in net sales was primarily due to the positive impact of foreign exchange rate fluctuations of $36.8 million, partially offset by a decrease in comparable store sales of 9.5%. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware due to the launch of the Nintendo Switch in the prior year quarter and new video game software due to weaker new title releases. These decreases were partially offset by an increase in sales of collectibles and video game accessories. Operating earnings for the 13 weeks ended May 5, 2018 decreased $13.0 million to an operating loss of $12.9 million compared to the prior year quarter due to the decline in sales and gross profit when excluding the impact of foreign exchange rates and higher SG&A.

Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T stores and our Simply Mac business. Net sales for the 13 weeks ended May 5, 2018 decreased $32.4 million, or 16.1%, compared to the prior year quarter and comparable store gross profit declined by 7.4%. The decline in net sales and comparable store gross profit were the result of a slowdown in the wireless upgrade cycle and lower commission income as a result of changes in the commission income structure during fiscal 2017. Operating earnings for the 13 weeks ended May 5, 2018 decreased $1.3 million compared to the prior year quarter as a result of the decline in sales and gross profit, partially offset by $5.9 million in lower store closure costs and reductions to SG&A.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $420.0 million asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, store openings and remodeling activities and corporate capital allocation programs, including acquisitions, share or debt repurchases, and the payment of dividends declared by the Board of Directors, for at least the next 12 months.
As of May 5, 2018, we had total cash on hand of $247.2 million and an additional $407.7 million of available borrowing capacity under our revolving credit facility. On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 13 weeks ended May 5, 2018, cash used in operations was $531.9 million, compared to cash used in operations of $256.8 million during the 13 weeks ended April 29, 2017. The increase in cash used in operations of $275.1 million was primarily attributable to the timing of vendor payments.
Cash used in investing activities was $16.4 million during the 13 weeks ended May 5, 2018, compared to $27.2 million during the the 13 weeks ended April 29, 2017. The $10.8 million decrease in cash used in investing activities is primarily attributable to acquisition activity in our Technology Brands segment in the prior year period combined with lower capital expenditures in the current year period.
Cash used in financing activities was $57.3 million during the 13 weeks ended May 5, 2018, compared to cash used in financing activities of $65.0 million during the 13 weeks ended April 29, 2017. The change is primarily due to payments for repurchases of common shares made in the prior year period of $22.0 million, partially offset by $12.2 million in repayments of acquisition-related debt in the current year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the "Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the existing $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of May 5, 2018, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of May 5, 2018, total availability under the Amended Revolver was $407.7 million, with no outstanding borrowings and outstanding standby letters of credit of $12.3 million.
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
See Note 5, “Debt,” to our consolidated financial statements for additional information related to our Amended Revolver and Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 5, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $14.8 million.
Uses of Capital
In fiscal 2018, our capital expenditures are projected to be approximately $110.0 million to $120.0 million, primarily related to store remodels and our distribution and information systems. We plan to fund these capital expenditures from cash on hand and cash provided by operations.
On February 20, 2018, our Board of Directors authorized a quarterly cash dividend of $0.38 per share of Class A Common Stock, which remains unchanged from fiscal 2017. On March 20, 2018, we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders of record on March 5, 2018. Additionally, on May 31, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on June 26, 2018 to stockholders of record at the close of business on June 12, 2018. Future dividends will be subject to approval by our Board of Directors.
CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2017 Annual Report on Form 10-K. Other than the adoption of Accounting Standard Update 2014-09, as described in Note 1, "General Information," to our unaudited condensed consolidated financial statements, there have been no material changes to our critical accounting policies from those included in our 2017 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our 2017 Annual Report on Form 10-K as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a description of these risks and uncertainties.
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2017 Annual Report on Form 10-K.

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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1	Letter Agreement with Shane S. Kim dated May 31, 2018. *	Current Report on Form 8-K	June 4, 2018
10.2	Amendment to Employment Agreement dated March 1, 2018 with Robert A. Lloyd. *	Current Report on Form 8-K	March 6, 2018
10.3	Amendment to Employment Agreement dated May 31, 2018 with Robert A. Lloyd. *	Current Report on Form 8-K	June 4, 2018
10.4	Amendment to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman. *	Current Report on Form 8-K	June 4, 2018
10.5	Amendment to Employment Agreement dated May 31, 2018 with Troy W. Crawford. *	Current Report on Form 8-K	June 4, 2018
10.6	Amendment to Employment Agreement dated March 1, 2018 with Daniel A. DeMatteo. *	Current Report on Form 8-K	March 6, 2018
10.7	Amendment to Employment Agreement dated May 31, 2018 with Daniel A. DeMatteo. *	Current Report on Form 8-K	June 4, 2018
10.8	Amendment to Employment Agreement dated March 1, 2018 with Michael K. Mauler. *	Current Report on Form 8-K	March 6, 2018
10.9	Retention Agreement with Robert A. Lloyd. *	Current Report on Form 8-K	June 4, 2018
10.10	Retention Agreement with Daniel J. Kaufman. *	Current Report on Form 8-K	June 4, 2018
10.11	Retention Agreement with Troy W. Crawford. *	Current Report on Form 8-K	June 4, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
Furnished herewith.
101.INS	XBRL Instance Document	Submitted electronically herewith.
101.SCH	XBRL Taxonomy Extension Schema	Submitted electronically herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Submitted electronically herewith.

* This exhibit is a management or compensatory contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: June 12, 2018

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 12, 2018