Form 10-Q
period 2018-08-04
GameStop Corp.
filed 2018-09-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 4, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 4, 2018: 101,946,590

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	August 4, 2018	July 29, 2017	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$279.6	$262.1	$864.4
Receivables, net	169.7	185.4	182.7
Merchandise inventories, net	1,237.0	1,140.6	1,366.7
Prepaid expenses and other current assets	168.4	202.5	124.9
Total current assets	1,854.7	1,790.6	2,538.7
Property and equipment:
Land	18.9	19.7	19.9
Buildings and leasehold improvements	724.6	753.4	769.8
Fixtures and equipment	974.5	965.7	973.5
Total property and equipment	1,718.0	1,738.8	1,763.2
Less accumulated depreciation	1,318.5	1,281.4	1,330.0
Net property and equipment	399.5	457.4	433.2
Deferred income taxes	153.6	73.2	158.2
Goodwill	1,654.8	1,698.0	1,667.3
Other intangible assets, net	157.7	512.1	169.5
Other noncurrent assets	62.1	78.5	74.7
Total noncurrent assets	2,427.7	2,819.2	2,502.9
Total assets	$4,282.4	$4,609.8	$5,041.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$541.7	$469.8	$902.0
Accrued liabilities	680.7	855.8	976.1
Income taxes payable	53.3	12.1	37.5
Total current liabilities	1,275.7	1,337.7	1,915.6
Deferred income taxes	5.0	22.3	5.0
Long-term debt, net	819.2	816.4	817.9
Other long-term liabilities	78.3	121.7	88.6
Total long-term liabilities	902.5	960.4	911.5
Total liabilities	2,178.2	2,298.1	2,827.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 101.9, 101.3 and 101.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	27.5	7.9	22.1
Accumulated other comprehensive (loss) income	(40.4)	(1.1)	12.2
Retained earnings	2,117.0	2,304.8	2,180.1
Total stockholders’ equity	2,104.2	2,311.7	2,214.5
Total liabilities and stockholders’ equity	$4,282.4	$4,609.8	$5,041.6
See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net sales	$1,646.7	$1,687.6	$3,580.7	$3,733.5
Cost of sales	1,050.6	1,063.9	2,327.3	2,407.3
Gross profit	596.1	623.7	1,253.4	1,326.2
Selling, general and administrative expenses	542.3	542.4	1,108.4	1,105.9
Depreciation and amortization	32.2	37.7	66.3	75.6
Operating earnings	21.6	43.6	78.7	144.7
Interest income	(0.5)	—	(1.0)	(0.2)
Interest expense	14.4	14.4	28.6	28.5
Earnings before income tax expense	7.7	29.2	51.1	116.4
Income tax expense	32.6	7.0	47.8	35.2
Net (loss) income	$(24.9)	$22.2	$3.3	$81.2

Dividends per common share	$0.38	$0.38	$0.76	$0.76

(Loss) earnings per share:
Basic	$(0.24)	$0.22	$0.03	$0.80
Diluted	$(0.24)	$0.22	$0.03	$0.80
Weighted-average shares outstanding:
Basic	102.1	101.4	101.9	101.3
Diluted	102.1	101.5	102.1	101.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net (loss) income	$(24.9)	$22.2	$3.3	$81.2
Other comprehensive (loss) income:
Foreign currency translation adjustment	(17.4)	54.4	(52.6)	46.2
Total comprehensive (loss) income	$(42.3)	$76.6	$(49.3)	$127.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net income	—	—	—	—	3.3	3.3
Foreign currency translation	—	—	—	(52.6)	—	(52.6)
Dividends declared, $0.76 per common share	—	—	—	—	(77.9)	(77.9)
Stock-based compensation expense	—	—	9.6	—	—	9.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at August 4, 2018	101.9	$0.1	$27.5	$(40.4)	$2,117.0	$2,104.2

	Class A Common Stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
Balance at January 28, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	81.2	81.2
Foreign currency translation	—	—	—	46.2	—	46.2
Dividends declared, $0.76 per common share	—	—	—	—	(77.7)	(77.7)
Stock-based compensation expense	—	—	11.2	—	—	11.2
Settlement of stock-based awards	0.3	—	(3.3)	—	—	(3.3)
Balance at July 29, 2017	101.3	$0.1	$7.9	$(1.1)	$2,304.8	$2,311.7

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	26 Weeks Ended
	August 4, 2018	July 29, 2017
Cash flows from operating activities:
Net income	$3.3	$81.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	66.9	76.2
Stock-based compensation expense	9.6	11.2
Deferred income taxes	—	(14.2)
Loss on disposal of property and equipment	0.9	2.8
Gain on divestitures	—	(7.3)
Other	21.3	21.9
Changes in operating assets and liabilities:
Receivables, net	9.7	31.2
Merchandise inventories	77.0	(16.5)
Prepaid expenses and other current assets	(13.3)	(10.9)
Prepaid income taxes and income taxes payable	(21.3)	(92.4)
Accounts payable and accrued liabilities	(581.7)	(400.8)
Changes in other long-term liabilities	(2.3)	5.9
Net cash flows used in operating activities	(429.9)	(311.7)
Cash flows from investing activities:
Purchase of property and equipment	(40.1)	(47.2)
Acquisitions, net of cash acquired	—	(8.5)
Proceeds from divestitures	—	54.7
Other	2.3	0.4
Net cash flows used in investing activities	(37.8)	(0.6)
Cash flows from financing activities:
Repayment of acquisition-related debt	(12.2)	—
Repurchase of common shares	—	(22.0)
Dividends paid	(79.9)	(78.2)
Borrowings from the revolver	154.0	333.0
Repayments of revolver borrowings	(154.0)	(333.0)
Issuance of common stock, net of share repurchases for withholdings taxes	(4.2)	(3.3)
Net cash flows used in financing activities	(96.3)	(103.5)
Exchange rate effect on cash and cash equivalents and restricted cash	(21.6)	12.9
Decrease in cash and cash equivalents and restricted cash	(585.6)	(402.9)
Cash and cash equivalents and restricted cash at beginning of period	879.3	679.7
Cash and cash equivalents and restricted cash at end of period	$293.7	$276.8

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of August 4, 2018, GameStop's retail network and family of brands included 7,192 company-operated stores in the United States, Canada, Australia and Europe.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 53 weeks ended February 3, 2018, as filed with the Securities and Exchange Commission on April 2, 2018, (the “2017 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 26 weeks ended August 4, 2018 are not indicative of the results to be expected for the 52 weeks ending February 2, 2019 ("fiscal 2018").
Restricted Cash
Restricted cash of $14.1 million, $14.7 million and $14.9 million as of August 4, 2018, July 29, 2017 and February 3, 2018, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On September 4, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on October 2, 2018 to stockholders of record at the close of business on September 18, 2018. Future dividends, if any, will be subject to approval by our Board of Directors.
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

	August 4, 2018	July 29, 2017	February 3, 2018
Cash and cash equivalents	$279.6	$262.1	$864.4
Restricted cash (included in prepaid expenses and other current assets)	2.8	—	—
Restricted cash (included in other noncurrent assets)	11.3	14.7	14.9
Total cash and cash equivalents and restricted cash in the statements of cash flows	$293.7	$276.8	$879.3
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

The impact of the new revenue standard to our statement of operations for the 13 and 26 weeks ended August 4, 2018 is as follows (in millions):

	13 Weeks Ended August 4, 2018			26 Weeks Ended August 4, 2018
	Under Prior Standard	Impact of New Standard	As Reported	Under Prior Standard	Impact of New Standard	As Reported
Net sales	$1,639.5	$7.2	$1,646.7	$3,568.8	$11.9	$3,580.7
Cost of sales	1,044.7	5.9	1,050.6	2,317.2	10.1	2,327.3
Gross profit	594.8	1.3	596.1	1,251.6	1.8	1,253.4
Operating earnings	20.3	1.3	21.6	76.9	1.8	78.7
Earnings before income taxes	6.4	1.3	7.7	49.3	1.8	51.1
Income tax expense	32.3	0.3	32.6	47.4	0.4	47.8
Net (loss) income	(25.9)	1.0	(24.9)	1.9	1.4	3.3

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the new revenue standard to our balance sheet as of August 4, 2018 is as follows (in millions):

	August 4, 2018
	Under Prior Standard	Impact of New Standard	As Reported
Merchandise inventories, net	$1,232.8	$4.2	$1,237.0
Total current assets	1,850.5	4.2	1,854.7
Deferred income taxes	158.2	(4.6)	153.6
Total noncurrent assets	2,432.3	(4.6)	2,427.7
Total assets	4,282.8	(0.4)	4,282.4

Accrued liabilities	694.4	(13.7)	680.7
Income taxes payable	52.9	0.4	53.3
Total current liabilities	1,289.0	(13.3)	1,275.7
Total liabilities	2,191.5	(13.3)	2,178.2
Retained earnings	2,104.1	12.9	2,117.0
Total stockholders' equity	2,091.3	12.9	2,104.2
Total liabilities and stockholders' equity	4,282.8	(0.4)	4,282.4
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
In February 2016, the FASB issued ASU 2016-02, Leases. This standard requires a lessee to recognize a liability related to lease payments and an offsetting right-of-use asset representing a right to use the underlying asset for the lease term on the balance sheet. Entities are required to use a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements, with certain reliefs available. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method with which to adopt ASU 2016-02. The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented as currently required) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. These ASUs are effective for fiscal years, and interim periods within those years, beginning after December 15, 2018, with early adoption permitted. We are currently evaluating the overall impact to our consolidated financial statements, though we expect the adoption to result in a material increase in the assets and liabilities reflected in our consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
New video game hardware (1)	$298.3	$248.4	$657.5	$638.3
New video game software	300.9	369.3	767.6	889.8
Pre-owned and value video game products	452.1	501.8	947.8	1,028.0
Video game accessories	187.3	144.1	386.4	320.2
Digital	40.2	46.5	83.2	90.6
Technology Brands (2)	168.9	188.3	337.9	389.7
Collectibles	141.7	122.5	284.1	237.0
Other (3)	57.3	66.7	116.2	139.9
Total	$1,646.7	$1,687.6	$3,580.7	$3,733.5
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

See Note 9, "Segments," for net sales by geographic location.

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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of August 4, 2018, our unredeemed customer liabilities totaled $311.0 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of August 4, 2018, our deferred revenue liability related to extended warranties totaled $60.6 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of August 4, 2018, we had deferred revenue of $48.6 million associated with our Game Informer magazine.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 3, 2018	$426.0
Adoption of ASU 2014-09	(16.8)
Increase to contract liabilities (1)	475.9
Decrease to contract liabilities (2)	(458.3)
Other adjustments (3)	(6.6)
Balance at August 4, 2018	$420.2
__________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 26 weeks ended August 4, 2018, there were $46.8 million of gift cards redeemed that were outstanding as of February 3, 2018.

(3)	Primarily includes foreign currency translation adjustments.
3.    Divestitures
In July 2017, we sold our ownership interest in Kongregate, a web and mobile gaming platform and publisher of mobile games, for proceeds of $54.7 million, net of transaction costs, of which $3.5 million was restricted cash held in escrow primarily for indemnification purposes. We recognized a gain on the sale of $7.3 million, net of tax, which is classified in selling, general and administrative expenses in our consolidated statements of operations for the 13 weeks and 26 weeks ended July 29, 2017. The disposed net assets of Kongregate primarily consisted of goodwill.
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities measured at fair value on a recurring basis include our foreign currency contracts, life insurance policies we own that have a cash surrender value, and certain nonqualified deferred compensation liabilities.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

In August 2016, we acquired certain assets from Cellular World and Red Skye Wireless. The purchase price included two subsequent payments of contingent consideration. We recognized an acquisition-date liability of $43.2 million representing the total estimated fair value of the contingent consideration. The first payment of $20.0 million was contingent on the relocation of certain stores and was paid in August 2017. The second payment was variable based on the sales performance of certain acquired stores during calendar year 2017 and was estimated to be $23.2 million as of the acquisition date. Based on the actual sales performance of these stores, we recognized an $11.0 million adjustment to reduce the contingent liability to $12.2 million during fiscal 2017, which was paid in the first quarter of fiscal 2018. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business.
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	August 4, 2018		July 29, 2017		February 3, 2018
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$4.5	$—	$4.5	$—	$2.4	$—
Other noncurrent assets	—	—	0.3	—	—	—
Company-owned life insurance(1)	14.8	—	12.8	—	13.9	—
Total assets	$19.3	$—	$17.6	$—	$16.3	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$1.3	$—	$6.5	$—	$9.9	$—
Other long-term liabilities	—	—	0.4	—	—	—
Nonqualified deferred compensation(2)	1.2	—	1.1	—	1.2	—
Contingent consideration(2)	—	—	—	43.2	—	12.2
Total liabilities	$2.5	$—	$8.0	$43.2	$11.1	$12.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $390.4 million, $480.2 million and $563.3 million as of August 4, 2018, July 29, 2017 and February 3, 2018, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Gains (losses) on the change in fair value of derivative instruments	$4.7	$(2.1)	$9.4	$(10.1)
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(4.5)	4.2	(7.5)	12.5
Total	$0.2	$2.1	$1.9	$2.4
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment and intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 26 weeks ended August 4, 2018 or July 29, 2017.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of August 4, 2018, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $348.5 million and a fair value of $352.2 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $470.7 million and a fair value of $485.2 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.
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
The financial reporting impact of the Tax Act is expected to be completed no later than the fourth quarter of fiscal 2018. The impacts of these changes were reflected in the fiscal 2017 provisional tax expense, as discussed in Note 7 to our consolidated financial statements included in our 2017 Annual Report on Form 10-K. There have been no changes to the provisional amounts during the 26 weeks ended August 4, 2018. However, given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete our accounting.
In the 13 weeks ended August 4, 2018, we recorded a $29.6 million charge to income tax expense associated with the tax dispute in France; see Note 7, "Commitments and Contingencies," for additional information.
6.    Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	August 4, 2018	July 29, 2017	February 3, 2018
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(5.8)	(8.6)	(7.1)
Long-term debt, net	$819.2	$816.4	$817.9
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and are being amortized as interest expense over the term of the notes. The 2019 Senior Notes were sold in a private placement and are not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the United States to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and are not registered under the Securities Act. The 2021 Senior Notes were offered in the United States to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
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
Revolving Credit Facility
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the “Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. The Amended Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries.
Borrowing availability under the Amended Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the period between July 15 and October 15 of each year. Letters of credit reduce the amount available to borrow under the Amended Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Amended Revolver is less than 20%, or is projected to be within six months after such payment or (2) excess availability under the Amended Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Amended Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Amended Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of August 4, 2018, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The Amended Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 4, 2018, we cumulatively borrowed $154.0 million and repaid $154.0 million under our revolving credit facility. As of August 4, 2018, total availability under the Amended Revolver was $407.7 million, with no outstanding borrowings and outstanding standby letters of credit of $12.3 million. We are currently in compliance with the financial requirements of the Amended Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 4, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $14.4 million.
7.    Commitments and Contingencies
Commitments
During the 26 weeks ended August 4, 2018, there were no material changes to our commitments as disclosed in our 2017 Annual Report on Form 10-K.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to continue to vigorously contest this matter if we are unable to resolve it through a settlement. We recorded a $29.6 million charge during the 13 weeks ended August 4, 2018. If we are ultimately unable to settle the case, we will pursue judicial remedies and believe in such case our tax position will be sustained. If we were not to prevail, then the adjustment to our income tax provision could be material.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions, except per share data):

	13 Weeks Ended		26 Weeks Ended
	August 4, 2018	July 29, 2017	August 4, 2018	July 29, 2017
Net (loss) income	$(24.9)	$22.2	$3.3	$81.2

Basic weighted average common shares outstanding	102.1	101.4	101.9	101.3
Dilutive effect of stock options and restricted stock awards	—	0.1	0.2	0.1
Diluted weighted average common shares outstanding	102.1	101.5	102.1	101.4

Basic (loss) earnings per share	$(0.24)	$0.22	$0.03	$0.80
Diluted (loss) earnings per share	$(0.24)	$0.22	$0.03	$0.80

Anti-dilutive stock options and restricted stock awards	2.0	2.1	1.3	2.1

9.    Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. Our Technology Brands segment includes our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores, all of which operate in the United States. We sold our Cricket Wireless branded stores in January 2018. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 26 weeks ended August 4, 2018 and July 29, 2017.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The reconciliation of segment operating earnings (loss) to earnings before income taxes for 13 and 26 weeks ended August 4, 2018 and July 29, 2017 is as follows (in millions):

13 weeks ended August 4, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,018.2	$74.5	$136.4	$248.7	$168.9	$1,646.7
Operating earnings (loss)	23.3	(3.3)	0.5	(19.2)	20.3	21.6
Interest income						0.5
Interest expense						(14.4)
Earnings before income taxes						$7.7

13 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,017.8	$69.9	$145.3	$266.3	$188.3	$1,687.6
Operating earnings (loss)	37.2	(0.3)	3.1	(11.4)	15.0	43.6
Interest income						—
Interest expense						(14.4)
Earnings before income taxes						$29.2

26 weeks ended August 4, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,290.6	$156.4	$258.5	$537.3	$337.9	$3,580.7
Operating earnings (loss)	91.4	(3.6)	(7.1)	(32.1)	30.1	78.7
Interest income						1.0
Interest expense						(28.6)
Earnings before income taxes						$51.1

26 weeks ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,357.3	$159.8	$282.0	$544.7	$389.7	$3,733.5
Operating earnings (loss)	123.1	1.9	4.9	(11.3)	26.1	144.7
Interest income						0.2
Interest expense						(28.5)
Earnings before income taxes						$116.4

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, our Board of Directors' review of strategic and financial alternatives, as announced on September 6, 2018, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended February 3, 2018 filed with the Securities and Exchange Commission on April 2, 2018 (the “2017 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors that may cause actual results to vary materially from these forward-looking statements.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of August 4, 2018, GameStop's retail network and family of brands included 7,192 company-operated stores in the United States, Canada, Australia and Europe.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks and 26 weeks ended August 4, 2018 compares those periods to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,646.7	100.0%	$1,687.6	100.0%	$3,580.7	100.0%	$3,733.5	100.0%
Cost of sales	1,050.6	63.8	1,063.9	63.0	2,327.3	65.0	2,407.3	64.5
Gross profit	596.1	36.2	623.7	37.0	1,253.4	35.0	1,326.2	35.5
Selling, general and administrative expenses	542.3	32.9	542.4	32.2	1,108.4	30.9	1,105.9	29.6
Depreciation and amortization	32.2	2.0	37.7	2.2	66.3	1.9	75.6	2.0
Operating earnings	21.6	1.3	43.6	2.6	78.7	2.2	144.7	3.9
Interest expense, net	13.9	0.8	14.4	0.9	27.6	0.8	28.3	0.8
Earnings before income tax expense	7.7	0.5	29.2	1.7	51.1	1.4	116.4	3.1
Income tax expense	32.6	2.0	7.0	0.4	47.8	1.3	35.2	0.9
Net (loss) income	$(24.9)	(1.5)%	$22.2	1.3%	$3.3	0.1%	$81.2	2.2%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$298.3	18.1%	$248.4	14.7%	$657.5	18.4%	$638.3	17.1%
New video game software	300.9	18.3	369.3	21.9	767.6	21.4	889.8	23.8
Pre-owned and value video game products	452.1	27.5	501.8	29.7	947.8	26.5	1,028.0	27.5
Video game accessories	187.3	11.4	144.1	8.5	386.4	10.8	320.2	8.6
Digital	40.2	2.4	46.5	2.8	83.2	2.3	90.6	2.4
Technology Brands(2)	168.9	10.3	188.3	11.2	337.9	9.4	389.7	10.4
Collectibles	141.7	8.6	122.5	7.3	284.1	7.9	237.0	6.4
Other(3)	57.3	3.4	66.7	3.9	116.2	3.3	139.9	3.8
Total	$1,646.7	100.0%	$1,687.6	100.0%	$3,580.7	100.0%	$3,733.5	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 4, 2018		July 29, 2017		August 4, 2018		July 29, 2017
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$34.6	11.6%	$26.7	10.7%	$69.8	10.6%	$64.8	10.2%
New video game software	67.9	22.6	81.8	22.2	166.7	21.7	195.5	22.0
Pre-owned and value video game products	197.5	43.7	225.6	45.0	418.1	44.1	479.3	46.6
Video game accessories	62.7	33.5	47.7	33.1	130.2	33.7	103.6	32.4
Digital	36.3	90.3	37.9	81.5	74.5	89.5	74.0	81.7
Technology Brands(2)	132.4	78.4	138.9	73.8	264.0	78.1	283.5	72.7
Collectibles	45.1	31.8	43.2	35.3	90.9	32.0	78.4	33.1
Other(3)	19.6	34.2	21.9	32.8	39.2	33.7	47.1	33.7
Total	$596.1	36.2%	$623.7	37.0%	$1,253.4	35.0%	$1,326.2	35.5%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

13 weeks ended August 4, 2018 compared with the 13 weeks ended July 29, 2017

	13 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
	($ in millions)
Net sales	$1,646.7	$1,687.6	$(40.9)	(2.4)%
Cost of sales	1,050.6	1,063.9	(13.3)	(1.3)
Gross profit	596.1	623.7	(27.6)	(4.4)
Selling, general and administrative expenses	542.3	542.4	(0.1)	—
Depreciation and amortization	32.2	37.7	(5.5)	(14.6)
Operating earnings	21.6	43.6	(22.0)	(50.5)
Interest expense, net	13.9	14.4	(0.5)	(3.5)
Earnings before income tax expense	7.7	29.2	(21.5)	(73.6)
Income tax expense	32.6	7.0	25.6	365.7
Net (loss) income	$(24.9)	$22.2	$(47.1)	(212.2)%

	13 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$298.3	$248.4	$49.9	20.1%
New video game software	300.9	369.3	(68.4)	(18.5)
Pre-owned and value video game products	452.1	501.8	(49.7)	(9.9)
Video game accessories	187.3	144.1	43.2	30.0
Digital	40.2	46.5	(6.3)	(13.5)
Technology Brands(2)	168.9	188.3	(19.4)	(10.3)
Collectibles	141.7	122.5	19.2	15.7
Other(3)	57.3	66.7	(9.4)	(14.1)
Total	$1,646.7	$1,687.6	$(40.9)	(2.4)%

	13 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$34.6	$26.7	$7.9	29.6%
New video game software	67.9	81.8	(13.9)	(17.0)
Pre-owned and value video game products	197.5	225.6	(28.1)	(12.5)
Video game accessories	62.7	47.7	15.0	31.4
Digital	36.3	37.9	(1.6)	(4.2)
Technology Brands(2)	132.4	138.9	(6.5)	(4.7)
Collectibles	45.1	43.2	1.9	4.4
Other(3)	19.6	21.9	(2.3)	(10.5)
Total	$596.1	$623.7	$(27.6)	(4.4)%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales decreased $40.9 million, or 2.4%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017. The decrease in net sales was primarily attributable to a decline in comparable store sales of 0.5% in our Video Games Brands stores and a $19.4 million decline in our Technology Brands segment. These decreases were partially offset by the positive impact of foreign exchange rate fluctuations of $7.3 million. The decrease in comparable store sales was primarily driven by a decrease in sales of new video game software and pre-owned and value video game products, which were partially offset by an increase in sales of new video game hardware, collectibles and video game accessories. The increase in sales of collectibles is a result of the Company's continued efforts to grow this category through additional exclusive products and expansion of square footage in stores.
The decrease in net sales was due to the following:

•
New video game software sales decreased $68.4 million, or 18.5%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, primarily due to weaker new title releases in the current year quarter, which was partially offset by an increase in sales of Nintendo Switch titles due to the expansion of the hardware install base.

•
Pre-owned and value video game product sales decreased $49.7 million, or 9.9%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, primarily due to weaker new title releases.

•
Technology Brands sales decreased $19.4 million, or 10.3%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017. The decrease is primarily due to a lower store count in the current year quarter compared to the same period in the prior year. The store count of our Technology Brands stores decreased to 1,336 as of August 4, 2018 from 1,509 as of July 29, 2017 as a result of right-sizing our store portfolio.

The decreases described above were partially offset by the following:

•
New video game hardware sales increased $49.9 million, or 20.1%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, primarily driven by strong sales of the Microsoft XBox One X, Nintendo Switch and retro consoles.

•
Video game accessories sales increased $43.2 million, or 30.0%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, due to growth in sales of audio-related and other accessories primarily associated with the battle royale gaming genre.

•
Collectibles sales increased $19.2 million, or 15.7%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, primarily due to the growth of collectibles sales in our Video Game Brands stores.

Cost of Sales
Cost of sales decreased $13.3 million, or 1.3%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.

Gross Profit
Gross profit decreased $27.6 million, or 4.4%, for the 13 weeks ended August 4, 2018 compared to the 13 weeks ended July 29, 2017, and gross profit as a percentage of net sales declined to 36.2% in the current year quarter compared to 37.0% in the prior year quarter. The decrease in gross profit was primarily driven by decreases of $28.1 million in pre-owned and value video game products, $13.9 million of new video game software, and $6.5 million in Technology Brands, partially offset by increases in video game accessories of $15.0 million and new video game hardware of $7.9 million.

The net decrease in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories, partially offset by an increase in Technology Brands gross margin to 78.4% in the 13 weeks ended August 4, 2018 from 73.8% in the 13 weeks ended July 29, 2017, primarily due to a shift in mix to higher margin devices.
Selling, General and Administrative Expenses
SG&A was $542.3 million for the 13 weeks ended August 4, 2018 which was flat compared to $542.4 million for the 13 weeks ended July 29, 2017. SG&A for the 13 weeks ended July 29, 2017 included a $7.3 million gain on the sale of Kongregrate.
Income Tax Expense
Income tax expense was $32.6 million for the 13 weeks ended August 4, 2018 compared to $7.0 million for the 13 weeks ended July 29, 2017. Income tax expense for the current year quarter includes a $29.6 million charge associated with the tax dispute in France; see Note 7, "Commitments and Contingencies," to our unaudited consolidated financial statements for additional information. Excluding this charge, our adjusted effective income tax rate was 39.0% in the current year quarter compared to an effective tax rate of 24.0% in the prior year quarter. The increase in the adjusted effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the current quarter and the relative mix of earnings across the jurisdictions within which we operate. The current period discrete items offset the effect of a lower statutory tax rate in the United States which became effective in January 2018.
Operating Earnings and Net (Loss) Income
The factors described above led to operating earnings of $21.6 million for the 13 weeks ended August 4, 2018, or a $22.0 million decrease from operating earnings of $43.6 million for the 13 weeks ended July 29, 2017. Net loss was $24.9 million for the 13 weeks ended August 4, 2018, compared to net income of $22.2 million for the 13 weeks ended July 29, 2017.

26 weeks ended August 4, 2018 compared with the 26 weeks ended July 29, 2017

	26 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
	($ in millions)
Net sales	$3,580.7	$3,733.5	$(152.8)	(4.1)%
Cost of sales	2,327.3	2,407.3	(80.0)	(3.3)
Gross profit	1,253.4	1,326.2	(72.8)	(5.5)
Selling, general and administrative expenses	1,108.4	1,105.9	2.5	0.2
Depreciation and amortization	66.3	75.6	(9.3)	(12.3)
Operating earnings	78.7	144.7	(66.0)	(45.6)
Interest expense, net	27.6	28.3	(0.7)	(2.5)
Earnings before income tax expense	51.1	116.4	(65.3)	(56.1)
Income tax expense	47.8	35.2	12.6	35.8
Net income	$3.3	$81.2	$(77.9)	(95.9)%

	26 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$657.5	$638.3	$19.2	3.0%
New video game software	767.6	889.8	(122.2)	(13.7)
Pre-owned and value video game products	947.8	1,028.0	(80.2)	(7.8)
Video game accessories	386.4	320.2	66.2	20.7
Digital	83.2	90.6	(7.4)	(8.2)
Technology Brands(2)	337.9	389.7	(51.8)	(13.3)
Collectibles	284.1	237.0	47.1	19.9
Other(3)	116.2	139.9	(23.7)	(16.9)
Total	$3,580.7	$3,733.5	$(152.8)	(4.1)%

	26 Weeks Ended		Change
	August 4, 2018	July 29, 2017	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$69.8	$64.8	$5.0	7.7%
New video game software	166.7	195.5	(28.8)	(14.7)
Pre-owned and value video game products	418.1	479.3	(61.2)	(12.8)
Video game accessories	130.2	103.6	26.6	25.7
Digital	74.5	74.0	0.5	0.7
Technology Brands(2)	264.0	283.5	(19.5)	(6.9)
Collectibles	90.9	78.4	12.5	15.9
Other(3)	39.2	47.1	(7.9)	(16.8)
Total	$1,253.4	$1,326.2	$(72.8)	(5.5)%
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales decreased $152.8 million, or 4.1%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 3.2% in our Video Games Brands stores and a $51.8 million decline in our Technology Brands segment, partially offset by the positive impact of foreign exchange rate fluctuations of $49.7 million. The decrease in comparable store sales was driven by a decrease in sales of new video game software and pre-owned and value video game products, which were partially offset by the increase in sales of video game accessories and collectibles. The increase in sales of collectibles is a result of the Company's continued efforts to grow this category through additional exclusive products and expansion of square footage in stores.
The decrease in net sales was due to the following:

•
New video game software sales decreased $122.2 million, or 13.7%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, primarily due to weaker new title releases in the current year period, which was partially offset by an increase in sales of Nintendo Switch titles due to the expansion of the hardware install base.

•
Pre-owned and value video game product sales decreased $80.2 million, or 7.8%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, primarily due to weaker new title releases.

•
Technology Brands sales decreased $51.8 million, or 13.3%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, primarily due to a lower store count in the current year period and changes to our dealer compensation structure that occurred in April of the prior year. The store count of our Technology Brands stores decreased to 1,336 as of August 4, 2018 from 1,509 as of July 29, 2017 as a result of right-sizing our store portfolio.

The decreases described above were partially offset by the following:

•
Video game accessories sales increased $66.2 million, or 20.7%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, due to growth in sales of audio-related and other accessories primarily associated with the battle royale gaming genre.

•
Collectibles sales increased $47.1 million, or 19.9%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, due to the growth of collectibles sales in our Video Game Brands stores.

Cost of Sales
Cost of sales decreased $80.0 million, or 3.3%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $72.8 million, or 5.5%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017, and gross profit as a percentage of net sales was 35.0% in the current year period compared to 35.5% in the same period in the prior year. The decrease in gross profit was driven by decreases of $61.2 million in pre-owned and value video game products, $28.8 million in new video game software and $19.5 million in Technology Brands. These decreases were partially offset by increases of $26.6 million in video game accessories and $12.5 million in collectibles.
The net decrease in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories, partially offset by an increase in Technology Brands gross margin to 78.1% in the 26 weeks ended August 4, 2018 from 72.7% in the 26 weeks ended July 29, 2017, primarily due to a shift in mix to higher margin devices.
Selling, General and Administrative Expenses
SG&A increased $2.5 million, or 0.2%, for the 26 weeks ended August 4, 2018 compared to the 26 weeks ended July 29, 2017. Excluding the impact of foreign exchange rate fluctuations, SG&A decreased approximately $12.8 million when compared to the prior year period.
Income Tax Expense
Income tax expense was $47.8 million for the 26 weeks ended August 4, 2018, compared to $35.2 million for the 26 weeks ended July 29, 2017. Income tax expense for the current year period includes a $29.6 million charge associated with the tax dispute in France; see Note 7, "Commitments and Contingencies," to our unaudited consolidated financial statements for additional information. Excluding this charge, our adjusted effective income tax rate is 35.6% in the current year period compared to an effective tax rate of 30.2% in the same period in the prior year. The increase in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the current quarter and the relative mix of earnings across the jurisdictions within which we operate. The current period discrete items offset the effect of a lower statutory tax rate in the United States which became effective in January 2018.
Operating Earnings and Net Income
The factors described above led to operating earnings of $78.7 million for the 26 weeks ended August 4, 2018, or a 45.6% decrease from operating earnings of $144.7 million for the 26 weeks ended July 29, 2017. Net income decreased to $3.3 million for the 26 weeks ended August 4, 2018, from net income of $81.2 million for the 26 weeks ended July 29, 2017.
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

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended August 4, 2018 compared with the 13 weeks ended July 29, 2017

As of and for the 13 Weeks Ended August 4, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,018.2	$74.5	$136.4	$248.7	$168.9	$1,646.7
Operating earnings (loss)	$23.3	$(3.3)	$0.5	$(19.2)	$20.3	$21.6
Segment operating data:
Store count	3,840	317	467	1,232	1,336	7,192
Comparable store sales(1)	2.4%	6.2%	(5.6)%	(10.1)%	n/a	(0.5)%

As of and for the 13 Weeks Ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,017.8	$69.9	$145.3	$266.3	$188.3	$1,687.6
Operating earnings (loss)	$37.2	$(0.3)	$3.1	$(11.4)	$15.0	$43.6
Segment operating data:
Store count	3,913	321	467	1,270	1,509	7,480
Comparable store sales(1)	(1.4)%	8.8%	8.4%	10.7%	n/a	1.9%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended August 4, 2018, comparable store gross profit for our Technology Brands stores declined 1.2%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, and Game Informer magazine; and Kongregate, a web and mobile gaming platform that we sold in July 2017. Net sales for the 13 weeks ended August 4, 2018 remained flat compared to the 13 weeks ended July 29, 2017. Comparable store sales increased by 2.4% which was offset by the impact of the divestiture of Kongregate in the prior year. The increase in comparable store sales was primarily the result of increases in sales of new video game hardware, video game accessories, and collectibles. These increases were partially offset by decreases in sales of new video game software and pre-owned and value video game products. Operating earnings for the 13 weeks ended August 4, 2018 decreased $13.9 million compared to the prior year quarter, primarily due to a decline in gross profit as a result of a shift in product mix to lower margin categories, which was partially offset by reductions in SG&A.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 13 weeks ended August 4, 2018 increased $4.6 million, or 6.6%, compared to the 13 weeks ended July 29, 2017, driven by a 6.2% increase in comparable store sales. The increase in comparable store sales was primarily the result of increases in sales of new video game hardware, collectibles and video game accessories, which were partially offset by the decrease in sales of pre-owned and value video game products and new video game software. Operating loss for the 13 weeks ended August 4, 2018 increased by $3.0 million to $3.3 million, as a result of a decline in gross profit due to a shift in product mix to lower margin categories and higher SG&A.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australia segment for the 13 weeks ended August 4, 2018 decreased $8.9 million, or 6.1%, compared to the 13 weeks ended July 29, 2017 driven by a decrease in comparable store sales of 5.6%. The decrease in comparable store sales was primarily due to a decrease in sales of new video game software, partially offset by an increase in sales of new video game hardware and video game accessories. Operating earnings decreased by $2.6 million compared to the prior year quarter to $0.5 million for the 13 weeks ended August 4, 2018 due to the decline in sales.

Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales in the European segment for the 13 weeks ended August 4, 2018 decreased $17.6 million, or 6.6%, compared to the 13 weeks ended July 29, 2017 driven by a decrease in comparable store sales of 10.1%, partially offset by the positive impact of foreign exchange rate fluctuations of $8.8 million. The decrease in comparable store sales was primarily due to decreases in sales of new video game hardware, new video game software and pre-owned and value video game products. These decreases were partially offset by an increase in sales of collectibles and video game accessories. Operating loss for the 13 weeks ended August 4, 2018 increased $7.8 million to $19.2 million compared to the prior year quarter, primarily due to the decline in sales. The decline in sales was partially driven by the successful launch of the Nintendo Switch in the prior year period, where the Europe segment received a stronger allocation of units relative to our other international segments.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We sold our Cricket Wireless branded stores in January 2018. Net sales for the 13 weeks ended August 4, 2018 decreased $19.4 million, or 10.3%, compared to the prior year quarter driven by a lower store count in the current year quarter. Comparable store gross profit declined by 1.2% primarily due to lower store traffic. Operating earnings for the 13 weeks ended August 4, 2018 increased $5.3 million compared to the prior year quarter as a result of the closures of lower-performing stores as a result of right-sizing our store portfolio.
26 weeks ended August 4, 2018 compared with the 26 weeks ended July 29, 2017

As of and for the 26 Weeks Ended August 4, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,290.6	$156.4	$258.5	$537.3	$337.9	$3,580.7
Operating earnings (loss)	$91.4	$(3.6)	$(7.1)	$(32.1)	$30.1	$78.7
Segment operating data:
Store count	3,840	317	467	1,232	1,336	7,192
Comparable store sales(1)	(0.5)%	(5.3)%	(10.2)%	(9.8)%	n/a	(3.2)%

As of and for the 26 Weeks Ended July 29, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$2,357.3	$159.8	$282.0	$544.7	$389.7	$3,733.5
Operating earnings (loss)	$123.1	$1.9	$4.9	$(11.3)	$26.1	$144.7
Segment operating data:
Store count	3,913	321	467	1,270	1,509	7,480
Comparable store sales(1)	(2.0)%	13.6%	13.0%	13.6%	n/a	2.1%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 26 weeks ended August 4, 2018, comparable store gross profit for our Technology Brands stores declined 4.4%.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, a platform for web and mobile gaming which we sold in July 2017. Net sales for the 26 weeks ended August 4, 2018 decreased $66.7 million, or 2.8%, compared to the 26 weeks ended July 29, 2017, primarily due to a 0.5% decrease in comparable store sales and the impact of the divestiture of Kongregate. The decrease in comparable store sales was primarily the result of a decrease in sales of pre-owned and value video game products and new video game software, partially offset by an increase in sales of new video game hardware, video game accessories and collectibles. Operating earnings for the 26 weeks ended August 4, 2018 decreased by $31.7 million compared to the prior year period. The decrease in operating earnings was primarily the result of a decrease in gross profit due to a shift in product mix to lower margin product categories, which was partially offset by reductions in SG&A.

Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales in the Canadian segment for the 26 weeks ended August 4, 2018 decreased $3.4 million, or 2.1%, compared to the 26 weeks ended July 29, 2017, primarily due to a 5.3% decrease in comparable store sales, partially offset by the positive impact of foreign exchange rate fluctuations of $4.2 million. This decrease in comparable store sales was driven by a decline of sales in new video game software and pre-owned and value video game products, partially offset by an increase in sales of collectibles. Operating loss for the 26 weeks ended August 4, 2018 totaled $3.6 million compared to operating earnings of $1.9 million in the same period of the prior year. The decrease in operating earnings is due to the decline in comparable store sales as well as higher SG&A.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales in the Australian segment for the 26 weeks ended August 4, 2018 decreased $23.5 million, or 8.3%, compared to the 26 weeks ended July 29, 2017 driven by a decrease in comparable store sales of 10.2%. The decrease in comparable store sales was primarily due to a decline in sales of new video game software, pre-owned and value video game products and new video game hardware. Operating loss for the 26 weeks ended August 4, 2018 was $7.1 million compared to operating earnings of $4.9 million for the 26 weeks ended July 29, 2017 mainly as a result of the decline in sales.
Europe
Segment results for Europe include retail operations and e-commerce operations in 10 European countries. Net sales in the European segment for the 26 weeks ended August 4, 2018 decreased $7.4 million, or 1.4%, compared to the 26 weeks ended July 29, 2017, driven by a decrease in comparable store sales of 9.8%, which was partially offset by the positive impact of foreign exchange rate fluctuations of $45.6 million. The decrease in comparable store sales was primarily due to a decline in sales of new video game hardware, new video game software and pre-owned and value video game products. These decreases were partially offset by increases in sales of collectibles and video game accessories. Operating loss for the 26 weeks ended August 4, 2018 increased $20.8 million primarily due to the decline in sales. The decline in sales was partially driven by the successful launch of the Nintendo Switch in the prior year period, where the Europe segment received a stronger allocation of units relative to our other international segments.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We sold our Cricket Wireless branded stores in January 2018. Net sales for the 26 weeks ended August 4, 2018 decreased $51.8 million, or 13.3%, compared to the 26 weeks ended July 29, 2017, primarily due to a lower store count in the current year period and changes to our dealer compensation structure that occurred in April of the prior year. Comparable store gross profit declined by 4.4% driven by the changes to our dealer compensation structure and a decline in store traffic. Operating earnings for the 26 weeks ended August 4, 2018 increased $4.0 million compared to the prior year period. The increase is primarily due to the closures of lower-performing stores as a result of right-sizing our store portfolio, partially offset by the the impact of the changes to our dealer compensation structure.
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
As of August 4, 2018, we had total cash on hand of $279.6 million and an additional $407.7 million of available borrowing capacity under our revolving credit facility.
On an ongoing basis, we evaluate and consider strategic acquisitions, divestitures, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. On September 6, 2018, we announced that our Board of Directors is conducting a comprehensive review of strategic and financial alternatives to enhance stockholder value, including, but not limited to, a potential sale of the Company. There can be no assurance that this review will result in any specific transaction. The amount, nature and timing of any potential transaction will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows
During the 26 weeks ended August 4, 2018, cash used in operations was $429.9 million, compared to cash used in operations of $311.7 million during the 26 weeks ended July 29, 2017. The increase in cash used in operations of $118.2 million was primarily attributable to the decrease in net income and timing of vendor payments.
Cash used in investing activities was $37.8 million during the 26 weeks ended August 4, 2018, compared to $0.6 million during the the 26 weeks ended July 29, 2017. The $37.2 million increase in cash used in investing activities is primarily attributable to net proceeds of $54.7 million from the sale of Kongregate in the prior year period.
Cash used in financing activities was $96.3 million during the 26 weeks ended August 4, 2018, compared to $103.5 million during the 26 weeks ended July 29, 2017. The change is primarily due to payments for repurchases of common shares made in the prior year period of $22.0 million, partially offset by $12.2 million in repayments of acquisition-related debt in the current year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the "Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of August 4, 2018, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of August 4, 2018, total availability under the Amended Revolver was $407.7 million, with no outstanding borrowings and outstanding standby letters of credit of $12.3 million.
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
See Note 6, “Debt,” to our consolidated financial statements for additional information related to our Amended Revolver and Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 4, 2018, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $14.4 million.

Uses of Capital
In fiscal 2018, our capital expenditures are projected to be approximately $110.0 million to $120.0 million, primarily related to store remodels and our distribution and information systems. We plan to fund these capital expenditures from cash on hand and cash provided by operations.
On March 20, 2018 and June 26, 2018, we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders. Additionally, on September 4, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on October 2, 2018 to stockholders of record at the close of business on September 18, 2018. Future dividends will be subject to approval by our Board of Directors.
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
As disclosed in the 2017 Annual Report on Form 10-K, considerable judgment is necessary to estimate the fair value of goodwill and indefinite-lived intangible assets associated with our reporting units. As of August 4, 2018, there are no indicators of material impairment present. However, changes in the assumptions previously used in the discounted cash flow analyses, including sales trends, operating margins expectations, planned capital expenditures and discount rates may result in different estimated fair values that could result in material impairment charges. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting units and could result in material impairment charges.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. We may receive additional tax reassessments in material amounts for subsequent fiscal years. We filed a response to each reassessment and intend to continue to vigorously contest this matter if we are unable to resolve it through a settlement. We recorded a $29.6 million charge during the 13 weeks ended August 4, 2018. If we are ultimately unable to settle the case, we will pursue judicial remedies and believe in such case our tax position will be sustained. If we were not to prevail, then the adjustment to our income tax provision could be material.

ITEM 1A.	RISK FACTORS
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. Other than the risk factor described below, there have been no material changes from the risk factors disclosed in our 2017 Annual Report on Form 10-K.
We are exploring strategic and financial alternatives, but there can be no assurance that we will be successful in identifying or consummating any strategic or financial alternatives, that such alternatives will result in additional value for stockholders, or that exploration of such alternatives will not adversely impact the Company.
On September 6, 2018, we announced that our Board of Directors is conducting a comprehensive review of strategic and financial alternatives to enhance stockholder value, including, but not limited to, a potential sale of the Company. There can be no assurance that this review will result in any specific transaction and we undertake no obligation to provide further updates with respect to the review.
The price of our common stock may be subject to fluctuation in response to developments relating to our review of strategic and financial alternatives. In addition, the review process may be disruptive to our business. Activities relating to the review and related uncertainties could divert the attention of our management from their day-to-day business and could have a negative impact on our ability to retain and attract qualified employees. Further, our ability to attract and retain key personnel may be impaired. If we are unable to effectively manage these risks, our business, financial condition or results of operations may be adversely impacted.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1	Letter Agreement with Shane S. Kim dated May 31, 2018. *	Current Report on Form 8-K	June 4, 2018
10.2	Amendment to Employment Agreement dated May 31, 2018 with Robert A. Lloyd. *	Current Report on Form 8-K	June 4, 2018
10.3	Amendment to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman. *	Current Report on Form 8-K	June 4, 2018
10.4	Amendment to Employment Agreement dated May 31, 2018 with Troy W. Crawford. *	Current Report on Form 8-K	June 4, 2018
10.5	Amendment to Employment Agreement dated May 31, 2018 with Daniel A. DeMatteo. *	Current Report on Form 8-K	June 4, 2018
10.6	Retention Agreement with Robert A. Lloyd. *	Current Report on Form 8-K	June 4, 2018
10.7	Retention Agreement with Daniel J. Kaufman. *	Current Report on Form 8-K	June 4, 2018
10.8	Retention Agreement with Troy W. Crawford. *	Current Report on Form 8-K	June 4, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

Date: September 11, 2018

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 11, 2018