Form 10-Q
period 2018-11-03
GameStop Corp.
filed 2018-12-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 3, 2018
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
(817) 424-2000

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 4, 2018: 101,967,550

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	November 3, 2018	October 28, 2017	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$454.5	$454.7	$864.4
Receivables, net	157.5	195.8	182.7
Merchandise inventories, net	2,027.4	1,822.5	1,366.7
Prepaid expenses and other current assets	157.7	198.0	124.9
Total current assets	2,797.1	2,671.0	2,538.7
Property and equipment:
Land	18.6	19.2	19.9
Buildings and leasehold improvements	725.9	752.9	769.8
Fixtures and equipment	961.3	986.7	973.5
Total property and equipment	1,705.8	1,758.8	1,763.2
Less accumulated depreciation	1,312.3	1,300.9	1,330.0
Net property and equipment	393.5	457.9	433.2
Deferred income taxes	189.0	73.2	158.2
Goodwill	1,093.9	1,693.2	1,667.3
Other intangible assets, net	124.8	508.0	169.5
Other noncurrent assets	58.4	70.7	74.7
Total noncurrent assets	1,859.6	2,803.0	2,502.9
Total assets	$4,656.7	$5,474.0	$5,041.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,468.9	$1,285.1	$902.0
Accrued liabilities	676.5	914.9	976.1
Income taxes payable	47.6	17.5	37.5
Current portion of debt, net	348.8	—	—
Total current liabilities	2,541.8	2,217.5	1,915.6
Deferred income taxes	0.1	22.2	5.0
Long-term debt, net	471.2	817.2	817.9
Other long-term liabilities	78.5	103.4	88.6
Total long-term liabilities	549.8	942.8	911.5
Total liabilities	3,091.6	3,160.3	2,827.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 102.0, 101.3 and 101.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	29.8	12.8	22.1
Accumulated other comprehensive (loss) income	(54.0)	(24.3)	12.2
Retained earnings	1,589.2	2,325.1	2,180.1
Total stockholders’ equity	1,565.1	2,313.7	2,214.5
Total liabilities and stockholders’ equity	$4,656.7	$5,474.0	$5,041.6

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net sales	$2,084.4	$1,988.6	$5,665.1	$5,722.1
Cost of sales	1,393.6	1,299.2	3,720.9	3,706.5
Gross profit	690.8	689.4	1,944.2	2,015.6
Selling, general and administrative expenses	566.6	565.1	1,675.0	1,671.0
Depreciation and amortization	30.2	36.7	96.5	112.3
Goodwill impairments	557.3	—	557.3	—
Asset impairments	30.2	—	30.2	—
Operating (loss) earnings	(493.5)	87.6	(414.8)	232.3
Interest income	(1.1)	(0.2)	(2.1)	(0.4)
Interest expense	14.1	14.1	42.7	42.6
(Loss) earnings before income tax expense	(506.5)	73.7	(455.4)	190.1
Income tax (benefit) expense	(17.9)	14.3	29.9	49.5
Net (loss) income	$(488.6)	$59.4	$(485.3)	$140.6

Dividends per common share	$0.38	$0.38	$1.14	$1.14

(Loss) earnings per share:
Basic	$(4.78)	$0.59	$(4.76)	$1.39
Diluted	$(4.78)	$0.59	$(4.76)	$1.39
Weighted-average shares outstanding:
Basic	102.2	101.5	102.0	101.4
Diluted	102.2	101.5	102.0	101.5

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net (loss) income	$(488.6)	$59.4	$(485.3)	$140.6
Other comprehensive (loss) income:
Foreign currency translation adjustment	(13.6)	(23.2)	(66.2)	23.0
Total comprehensive (loss) income	$(502.2)	$36.2	$(551.5)	$163.6

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net income	—	—	—	—	28.2	28.2
Foreign currency translation	—	—	—	(35.2)	—	(35.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.9)	(38.9)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at May 5, 2018	101.9	0.1	25.5	(23.0)	2,180.9	2,183.5
Net loss	—	—	—	—	(24.9)	(24.9)
Foreign currency translation	—	—	—	(17.4)	—	(17.4)
Dividends declared, $0.38 per common share	—	—	—	—	(39.0)	(39.0)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Balance at August 4, 2018	101.9	0.1	27.5	(40.4)	2,117.0	2,104.2
Net loss	—	—	—	—	(488.6)	(488.6)
Foreign currency translation	—	—	—	(13.6)	—	(13.6)
Dividends declared, $0.38 per common share	—	—	—	—	(39.2)	(39.2)
Stock-based compensation expense	—	—	3.2	—	—	3.2
Settlement of stock-based awards	0.1	—	(0.9)	—	—	(0.9)
Balance at November 3, 2018	102.0	$0.1	$29.8	$(54.0)	$1,589.2	$1,565.1

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	59.0	59.0
Foreign currency translation	—	—	—	(8.2)	—	(8.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.6)	(38.6)
Stock-based compensation expense	—	—	5.9	—	—	5.9
Settlement of stock-based awards	0.3	—	(3.3)	—	—	(3.3)
Balance at April 29, 2017	101.3	0.1	2.6	(55.5)	2,321.7	2,268.9
Net income	—	—	—	—	22.2	22.2
Foreign currency translation	—	—	—	54.4	—	54.4
Dividends declared, $0.38 per common share	—	—	—	—	(39.1)	(39.1)
Stock-based compensation expense	—	—	5.3	—	—	5.3
Balance at July 29, 2017	101.3	0.1	7.9	(1.1)	2,304.8	2,311.7
Net income	—	—	—	—	59.4	59.4
Foreign currency translation	—	—	—	(23.2)	—	(23.2)
Dividends declared, $0.38 per common share	—	—	—	—	(39.1)	(39.1)
Stock-based compensation expense	—	—	5.0	—	—	5.0
Settlement of stock-based awards	—	—	(0.1)	—	—	(0.1)
Balance at October 28, 2017	101.3	$0.1	$12.8	$(24.3)	$2,325.1	$2,313.7

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	39 Weeks Ended
	November 3, 2018	October 28, 2017
Cash flows from operating activities:
Net (loss) income	$(485.3)	$140.6
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	97.4	113.2
Goodwill and asset impairments	587.5	—
Stock-based compensation expense	12.8	16.2
Deferred income taxes	(46.5)	(14.2)
Loss on disposal of property and equipment	1.4	3.7
Gain on divestitures	—	(7.3)
Other	37.6	27.6
Changes in operating assets and liabilities:
Receivables, net	20.5	20.4
Merchandise inventories	(747.7)	(715.4)
Prepaid expenses and other current assets	(20.1)	(13.5)
Prepaid income taxes and income taxes payable	(1.4)	(100.3)
Accounts payable and accrued liabilities	365.2	505.6
Changes in other long-term liabilities	(0.6)	6.3
Net cash flows used in operating activities	(179.2)	(17.1)
Cash flows from investing activities:
Purchase of property and equipment	(65.9)	(85.6)
Acquisitions, net of cash acquired	—	(8.5)
Proceeds from divestitures	—	54.7
Other	(0.3)	1.4
Net cash flows used in investing activities	(66.2)	(38.0)
Cash flows from financing activities:
Repayment of acquisition-related debt	(12.2)	(21.8)
Repurchase of common shares	—	(22.0)
Dividends paid	(118.7)	(116.7)
Borrowings from the revolver	154.0	373.0
Repayments of revolver borrowings	(154.0)	(373.0)
Issuance of common stock, net of share repurchases for withholdings taxes	(5.1)	(3.4)
Net cash flows used in financing activities	(136.0)	(163.9)
Exchange rate effect on cash and cash equivalents and restricted cash	(28.4)	7.7
Decrease in cash and cash equivalents and restricted cash	(409.8)	(211.3)
Cash and cash equivalents and restricted cash at beginning of period	879.3	679.7
Cash and cash equivalents and restricted cash at end of period	$469.5	$468.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of November 3, 2018, GameStop's retail network and family of brands included 7,173 company-operated stores in the United States, Canada, Australia and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores.
On November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which we expect to close in the fourth quarter of fiscal 2018. As of November 3, 2018, we did not consider the sale of Spring Mobile to be probable, therefore, the assets and liabilities of Spring Mobile are classified as held for use in our unaudited consolidated balance sheets. See Note 3, "Divestitures," for additional information.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 53 weeks ended February 3, 2018, as filed with the Securities and Exchange Commission on April 2, 2018, (the “2017 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 39 weeks ended November 3, 2018 are not indicative of the results to be expected for the 52 weeks ending February 2, 2019 ("fiscal 2018").
Restricted Cash
Restricted cash of $15.0 million, $13.7 million and $14.9 million as of November 3, 2018, October 28, 2017 and February 3, 2018, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.
Dividend
On November 27, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on December 21, 2018 to stockholders of record at the close of business on December 11, 2018. Future dividends, if any, will be subject to approval by our Board of Directors.
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

	November 3, 2018	October 28, 2017	February 3, 2018
Cash and cash equivalents	$454.5	$454.7	$864.4
Restricted cash (included in prepaid expenses and other current assets)	2.7	—	—
Restricted cash (included in other noncurrent assets)	12.3	13.7	14.9
Total cash and cash equivalents and restricted cash in the statements of cash flows	$469.5	$468.4	$879.3
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

The impact of the new revenue standard to our statements of operations for the 13 and 39 weeks ended November 3, 2018 is as follows (in millions):

	13 Weeks Ended November 3, 2018			39 Weeks Ended November 3, 2018
	Under Prior Standard	Impact of New Standard	As Reported	Under Prior Standard	Impact of New Standard	As Reported
Net sales	$2,078.4	$6.0	$2,084.4	$5,647.2	$17.9	$5,665.1
Cost of sales	1,389.5	4.1	1,393.6	3,706.7	14.2	3,720.9
Gross profit	688.9	1.9	690.8	1,940.5	3.7	1,944.2
Operating (loss) earnings	(495.4)	1.9	(493.5)	(418.5)	3.7	(414.8)
(Loss) earnings before income taxes	(508.4)	1.9	(506.5)	(459.1)	3.7	(455.4)
Income tax (benefit) expense	(18.4)	0.5	(17.9)	29.0	0.9	29.9
Net (loss) income	(490.0)	1.4	(488.6)	(488.1)	2.8	(485.3)

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The impact of the new revenue standard to our balance sheet as of November 3, 2018 is as follows (in millions):

	November 3, 2018
	Under Prior Standard	Impact of New Standard	As Reported
Merchandise inventories, net	$2,022.0	$5.4	$2,027.4
Total current assets	2,791.7	5.4	2,797.1
Deferred income taxes	193.6	(4.6)	189.0
Total noncurrent assets	1,864.2	(4.6)	1,859.6
Total assets	4,655.9	0.8	4,656.7

Accrued liabilities	690.8	(14.3)	676.5
Income taxes payable	46.7	0.9	47.6
Total current liabilities	2,555.2	(13.4)	2,541.8
Total liabilities	3,105.0	(13.4)	3,091.6
Retained earnings	1,575.0	14.2	1,589.2
Total stockholders' equity	1,550.9	14.2	1,565.1
Total liabilities and stockholders' equity	4,655.9	0.8	4,656.7
Recently Issued Accounting Pronouncements
In August 2017, the FASB issued ASU 2017-12, Derivatives and Hedging (Topic 815): Targeted Improvements to Accounting for Hedging Activities. The new guidance is intended to more closely align hedge accounting with entities’ hedging strategies, simplify the application of hedge accounting and increase the transparency of hedging programs. In October 2018, the FASB issued ASU 2018-16, Derivatives and Hedging (Topic 815): Inclusion of the Secured Overnight Financing Rate (SOFR) Overnight Index Swap (OIS) Rate as a Benchmark Interest Rate for Hedge Accounting Purposes. This ASU expands the list of U.S. benchmark interest rates permitted in the application of hedge accounting. The provisions of ASU 2017-12 and ASU 2018-16 are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We do not anticipate that adoption of these standards will have a material impact to our consolidated financial statements.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

2.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
New video game hardware (1)	$349.0	$309.5	$1,006.5	$947.8
New video game software	720.7	649.9	1,488.3	1,539.7
Pre-owned and value video game products	396.9	458.5	1,344.7	1,486.5
Video game accessories	180.8	136.4	567.2	456.6
Digital	45.4	37.2	128.6	127.8
Technology Brands (2)	171.1	194.2	509.0	583.9
Collectibles	154.6	138.4	438.7	375.4
Other (3)	65.9	64.5	182.1	204.4
Total	$2,084.4	$1,988.6	$5,665.1	$5,722.1
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018 and on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which we expect to close in the fourth quarter of fiscal 2018 (see Note 3, "Divestitures").

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 10, "Segments," for net sales by geographic location.

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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of November 3, 2018, our unredeemed customer liabilities totaled $293.6 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of November 3, 2018, our deferred revenue liability related to extended warranties totaled $57.7 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of November 3, 2018, we had deferred revenue of $42.5 million associated with our Game Informer magazine.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 3, 2018	$426.0
Adoption of ASU 2014-09	(16.8)
Increase to contract liabilities (1)	817.2
Decrease to contract liabilities (2)	(824.6)
Other adjustments (3)	(8.0)
Balance at November 3, 2018	$393.8
__________________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 39 weeks ended November 3, 2018, there were $56.2 million of gift cards redeemed that were outstanding as of February 3, 2018.

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
On November 21, 2018, we entered into a definitive agreement (the "Purchase Agreement") to sell our Spring Mobile business to Prime Communications, L.P. The Purchase Agreement provides for a cash purchase price of $700 million, excluding transaction fees and subject to customary working capital and indebtedness adjustments. The transaction is expected to close in the fourth quarter of fiscal 2018, subject to customary closing conditions. On November 30, 2018, we received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. As of November 3, 2018, we did not consider the sale of Spring Mobile to be probable, therefore, the assets and liabilities of Spring Mobile are classified as held for use in our unaudited consolidated balance sheets. There can be no assurance that the transaction will be completed on the terms contained in the Purchase Agreement or at all.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The following table provides the fair value of our assets and liabilities measured at fair value on a recurring basis and recorded in our unaudited condensed consolidated balance sheets (in millions):

	November 3, 2018		October 28, 2017		February 3, 2018
	Level 2	Level 3	Level 2	Level 3	Level 2	Level 3
Assets
Foreign currency contracts
Other current assets	$4.6	$—	$1.9	$—	$2.4	$—
Other noncurrent assets	—	—	0.4	—	—	—
Company-owned life insurance(1)	14.4	—	13.0	—	13.9	—
Total assets	$19.0	$—	$15.3	$—	$16.3	$—
Liabilities
Foreign currency contracts
Accrued liabilities	$0.5	$—	$3.6	$—	$9.9	$—
Other long-term liabilities	—	—	0.5	—	—	—
Nonqualified deferred compensation(2)	1.1	—	1.1	—	1.2	—
Contingent consideration(2)	—	—	—	17.5	—	12.2
Total liabilities	$1.6	$—	$5.2	$17.5	$11.1	$12.2
__________________________________________________

(1)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $319.5 million, $419.1 million and $563.3 million as of November 3, 2018, October 28, 2017 and February 3, 2018, respectively.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Gains (losses) on the change in fair value of derivative instruments	$0.6	$(2.5)	$10.0	$(12.6)
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(0.2)	3.3	(7.7)	15.8
Net gains	$0.4	$0.8	$2.3	$3.2
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
During the 39 weeks ended November 3, 2018, we recognized impairment charges totaling $30.2 million related to intangible assets. We recognized impairment charges of $19.0 million and $5.3 million associated with our Micromania and ThinkGeek trade names, respectively, to reflect their fair values of $19.0 million and $2.8 million, respectively. We also recognized an impairment charge of $5.9 million associated with other ThinkGeek intangible assets, to reflect their fair values of zero. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 39 weeks ended October 28, 2017.
The fair value estimates of the dealer agreements, trade names, customer relationship intangible assets and store-level property and equipment are based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, projected sales and cost estimates, capital expenditures, royalty rates, discount rates, terminal values and remaining useful lives. See Note 5, "Goodwill and Intangible Assets," for further information related to our valuation methods.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of November 3, 2018, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $348.8 million and a fair value of $350.6 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $471.2 million and a fair value of $485.5 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.    Goodwill and Intangible Assets
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
During the 13 weeks ended November 3, 2018, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for all of our reporting units and indefinite-lived intangible assets. As a result of the interim impairment testing, we recognized goodwill impairment charges totaling $557.3 million and intangible asset impairment charges totaling $30.2 million.
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2018 were as follows (in millions):

	United States	Canada	Australia	Europe	Technology Brands	Total
Balance at February 3, 2018	$1,159.5	$30.3	$73.6	$87.1	$316.8	$1,667.3
Foreign currency translation adjustment	—	(1.4)	(7.5)	(7.2)	—	(16.1)
Impairment charge	(477.5)	(9.7)	(31.5)	(38.6)	—	(557.3)
Balance at November 3, 2018	$682.0	$19.2	$34.6	$41.3	$316.8	$1,093.9
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. The estimated fair value of a reporting unit is determined based on its discounted cash flows, which are derived from our long-term financial forecasts. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value. During the 13 weeks ended November 3, 2018, we recognized goodwill impairment charges totaling $557.3 million, all of which related to our Video Game Brands segments. The impairment charges were the result of an increase in the discount rates and a decrease in terminal values utilized in the valuations of our Video Game Brands segments in order to align with market-based assumptions.
As of November 3, 2018, cumulative goodwill impairment charges were $1,230.6 million, of which $491.0 million, $110.0 million, $138.6 million, $458.2 million and $32.8 million were attributable to our United States, Canada, Australia, Europe and Technology Brands segments, respectively.
Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of November 3, 2018 and February 3, 2018 were as follows (in millions):

	November 3, 2018			February 3, 2018
	Gross Carrying Amount (1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$21.6	$—	$21.6	$49.3	$—	$49.3
Dealer agreements	77.0	—	77.0	77.0	—	77.0
Intangible assets with finite lives:
Leasehold rights	91.5	(65.6)	25.9	100.4	(67.0)	33.4
Customer relationships	—	—	—	14.5	(6.8)	7.7
Other	32.5	(32.2)	0.3	33.5	(31.4)	2.1
Total	$222.6	$(97.8)	$124.8	$274.7	$(105.2)	$169.5
__________________________________________________

(1)	The change in the gross carrying amount of intangible assets from February 3, 2018 to November 3, 2018 is due to impairments and the impact of exchange rate fluctuations.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our indefinite-lived intangible assets consist of dealer agreements and trade names. The fair value of our dealer agreements are estimated using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. The fair value of our trade names is estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.
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
During the 13 weeks ended November 3, 2018, we recognized impairment charges of $19.0 million and $5.3 million related to our Micromania trade name and ThinkGeek trade name, respectively. The impairment charges were primarily the result of increases in discount rate assumptions, consistent with those utilized in the valuation of our Video Game Brands segments for goodwill impairment testing.
In addition, as the result of lower-than-expected profitability of our ThinkGeek website and our recent decision to exit the ThinkGeek wholesale business, we fully impaired the remaining carrying value of $5.9 million associated with our customer relationships intangible assets during the 13 weeks ended November 3, 2018.
As of November 3, 2018 the total weighted-average amortization period for our finite-lived intangible assets was approximately 9.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Period (1)	Projected Amortization Expense
Remainder of fiscal 2018	$1.6
Fiscal 2019	$5.5
Fiscal 2020	$4.5
Fiscal 2021	$3.7
Fiscal 2022	$3.2
__________________________________________________

(1)	Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to January 31st.
6.    Income Taxes
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

The financial reporting impact of the Tax Act is expected to be completed no later than the fourth quarter of fiscal 2018. The impacts of these changes were reflected in the fiscal 2017 provisional tax expense, as discussed in Note 7 to our consolidated financial statements included in our 2017 Annual Report on Form 10-K. During the 13 weeks ended November 3, 2018 we recorded discrete income tax items to adjust our estimated transition tax liability. However, given the complexity of the Tax Act, we are still evaluating the tax impact and obtaining the information required to complete our accounting.
During the 39 weeks ended November 3, 2018, we recorded a $29.6 million charge to income tax expense associated with the tax dispute in France; see Note 8, "Commitments and Contingencies," for additional information.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.    Debt
Senior Notes
The carrying value of our long-term debt, net is comprised as follows (in millions):

	November 3, 2018	October 28, 2017	February 3, 2018
2019 Senior Notes principal amount	$350.0	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0	475.0
Less: Unamortized debt financing costs	(5.0)	(7.8)	(7.1)
	$820.0	$817.2	$817.9
Less: Current portion	(348.8)	—	—
Long-term debt, net	$471.2	$817.2	$817.9
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and are being amortized as interest expense over the term of the notes. As of November 3, 2018, the 2019 Senior Notes, net of unamortized debt financing costs, are classified as current in our consolidated balance sheet. The 2019 Senior Notes were sold in a private placement and are not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the United States to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
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
The per annum interest rate under the Amended Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of November 3, 2018, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Amended Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 3, 2018, we cumulatively borrowed $154.0 million and repaid $154.0 million under our revolving credit facility. As of November 3, 2018, total availability under the Amended Revolver was $412.8 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million. We are currently in compliance with the financial requirements of the Amended Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 3, 2018, there were $3.8 million in cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $8.9 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies
Commitments
During the 39 weeks ended November 3, 2018, there were no material changes to our commitments as disclosed in our 2017 Annual Report on Form 10-K.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. Based on the nature of the tax deductions being challenged, collection notices through fiscal year 2018 were anticipated. During the 13 weeks ended August 4, 2018, we recorded a $29.6 million charge and subsequently settled this matter with the FTA during the 13 weeks ended November 3, 2018. No additional charge was recorded as a result of the final settlement, which covers fiscal years 2008 through 2018.
9.    Earnings Per Share
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

	13 Weeks Ended		39 Weeks Ended
	November 3, 2018	October 28, 2017	November 3, 2018	October 28, 2017
Net (loss) income	$(488.6)	$59.4	$(485.3)	$140.6

Basic weighted average common shares outstanding	102.2	101.5	102.0	101.4
Dilutive effect of stock options and restricted stock awards	—	—	—	0.1
Diluted weighted average common shares outstanding	102.2	101.5	102.0	101.5

Basic (loss) earnings per share	$(4.78)	$0.59	$(4.76)	$1.39
Diluted (loss) earnings per share	$(4.78)	$0.59	$(4.76)	$1.39

Anti-dilutive stock options and restricted stock awards	1.7	2.0	1.7	2.1

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.    Segment Information
We report our business in four geographic Video Game Brands segments: United States, Canada, Australia and Europe; and a Technology Brands segment. We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all Video Game Brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, and Technology Brands stores engaged in the sale of wireless products and services and other consumer electronics. Our Video Game Brands segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Kongregate, a web and mobile gaming platform which we sold in July 2017. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. Our Technology Brands segment includes our Spring Mobile managed AT&T and Cricket Wireless branded stores and Simply Mac stores, all of which operate in the United States. We sold our Cricket Wireless branded stores in January 2018 and on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which is expected to close in the fourth quarter of fiscal 2018.
We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 39 weeks ended November 3, 2018 and October 28, 2017. The reconciliation of segment operating earnings (loss) to earnings (loss) before income taxes for 13 and 39 weeks ended November 3, 2018 and October 28, 2017 is as follows (in millions):

13 weeks ended November 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,304.3	$107.0	$147.4	$354.6	$171.1	$2,084.4
Operating (loss) earnings	(426.1)	(7.1)	(30.4)	(53.2)	23.3	(493.5)
Interest income						1.1
Interest expense						(14.1)
Loss before income taxes						$(506.5)

13 weeks ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,188.0	$97.1	$156.2	$353.1	$194.2	$1,988.6
Operating earnings	52.2	3.2	5.3	8.9	18.0	87.6
Interest income						0.2
Interest expense						(14.1)
Earnings before income taxes						$73.7

39 weeks ended November 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,594.9	$263.4	$405.9	$891.9	$509.0	$5,665.1
Operating (loss) earnings	(334.7)	(10.7)	(37.5)	(85.3)	53.4	(414.8)
Interest income						2.1
Interest expense						(42.7)
Loss before income taxes						$(455.4)

39 weeks ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,545.3	$256.9	$438.2	$897.8	$583.9	$5,722.1
Operating earnings (loss)	175.3	5.1	10.2	(2.4)	44.1	232.3
Interest income						0.4
Interest expense						(42.6)
Earnings before income taxes						$190.1

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global family of specialty retail brands that makes the most popular technologies affordable and simple. Within our family of brands, we are the world’s largest omnichannel video game retailer, the largest AT&T® (“AT&T”) authorized retailer, the largest Apple© (“Apple”) certified products reseller, and the owner of www.thinkgeek.com, one of the world’s largest sellers of collectible pop-culture themed products. As of November 3, 2018, GameStop's retail network and family of brands included 7,173 company-operated stores in the United States, Canada, Australia and Europe.
We have five reportable segments, which are comprised of four geographic Video Game Brands segments—United States, Canada, Australia and Europe—and a Technology Brands segment. Our Technology Brands segment includes our Spring Mobile and Simply Mac businesses. Spring Mobile owns and operates our AT&T branded wireless retail stores.
On November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business for $700 million, excluding transaction fees and subject to customary working capital and indebtedness adjustments. The transaction is expected to close in the fourth quarter of fiscal 2018, subject to customary closing conditions.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our Video Game Brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for 13 weeks and 39 weeks ended November 3, 2018 compares those periods to the most closely comparable weeks for the prior year. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.

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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$2,084.4	100.0%	$1,988.6	100.0%	$5,665.1	100.0%	$5,722.1	100.0%
Cost of sales	1,393.6	66.9	1,299.2	65.3	3,720.9	65.7	3,706.5	64.8
Gross profit	690.8	33.1	689.4	34.7	1,944.2	34.3	2,015.6	35.2
Selling, general and administrative expenses	566.6	27.2	565.1	28.5	1,675.0	29.6	1,671.0	29.1
Depreciation and amortization	30.2	1.4	36.7	1.8	96.5	1.7	112.3	2.0
Goodwill impairments	557.3	26.7	—	—	557.3	9.8	—	—
Asset impairments	30.2	1.5	—	—	30.2	0.5	—	—
Operating (loss) earnings	(493.5)	(23.7)	87.6	4.4	(414.8)	(7.3)	232.3	4.1
Interest expense, net	13.0	0.6	13.9	0.7	40.6	0.7	42.2	0.7
(Loss) earnings before income tax expense	(506.5)	(24.3)	73.7	3.7	(455.4)	(8.0)	190.1	3.4
Income tax (benefit) expense	(17.9)	(0.9)	14.3	0.7	29.9	0.6	49.5	0.9
Net (loss) income	$(488.6)	(23.4)%	$59.4	3.0%	$(485.3)	(8.6)%	$140.6	2.5%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$349.0	16.7%	$309.5	15.6%	$1,006.5	17.8%	$947.8	16.6%
New video game software	720.7	34.6	649.9	32.7	1,488.3	26.3	1,539.7	26.9
Pre-owned and value video game products	396.9	19.0	458.5	23.0	1,344.7	23.7	1,486.5	26.0
Video game accessories	180.8	8.7	136.4	6.9	567.2	10.0	456.6	8.0
Digital	45.4	2.2	37.2	1.9	128.6	2.3	127.8	2.2
Technology Brands(2)	171.1	8.2	194.2	9.8	509.0	9.0	583.9	10.2
Collectibles	154.6	7.4	138.4	6.9	438.7	7.7	375.4	6.6
Other(3)	65.9	3.2	64.5	3.2	182.1	3.2	204.4	3.5
Total	$2,084.4	100.0%	$1,988.6	100.0%	$5,665.1	100.0%	$5,722.1	100.0%

	13 Weeks Ended				39 Weeks Ended
	November 3, 2018		October 28, 2017		November 3, 2018		October 28, 2017
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$36.5	10.5%	$36.8	11.9%	$106.3	10.6%	$101.6	10.7%
New video game software	159.0	22.1	155.9	24.0	325.7	21.9	351.4	22.8
Pre-owned and value video game products	171.1	43.1	199.7	43.6	589.2	43.8	679.0	45.7
Video game accessories	65.0	36.0	48.5	35.6	195.2	34.4	152.1	33.3
Digital	42.4	93.4	34.1	91.7	116.9	90.9	108.1	84.6
Technology Brands(2)	137.5	80.4	141.4	72.8	401.5	78.9	424.9	72.8
Collectibles	57.8	37.4	52.7	38.1	148.7	33.9	131.1	34.9
Other(3)	21.5	32.6	20.3	31.5	60.7	33.3	67.4	33.0
Total	$690.8	33.1%	$689.4	34.7%	$1,944.2	34.3%	$2,015.6	35.2%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018 and on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which we expect to close in the fourth quarter of fiscal 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving our Game Informer magazine in print form.

13 weeks ended November 3, 2018 compared with the 13 weeks ended October 28, 2017

	13 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
	($ in millions)
Net sales	$2,084.4	$1,988.6	$95.8	4.8%
Cost of sales	1,393.6	1,299.2	94.4	7.3
Gross profit	690.8	689.4	1.4	0.2
Selling, general and administrative expenses	566.6	565.1	1.5	0.3
Depreciation and amortization	30.2	36.7	(6.5)	(17.7)
Goodwill impairments	557.3	—	557.3	n/a
Asset impairments	30.2	—	30.2	n/a
Operating (loss) earnings	(493.5)	87.6	(581.1)	(663.4)
Interest expense, net	13.0	13.9	(0.9)	(6.5)
(Loss) earnings before income tax expense	(506.5)	73.7	(580.2)	(787.2)
Income tax (benefit) expense	(17.9)	14.3	(32.2)	(225.2)
Net (loss) income	$(488.6)	$59.4	$(548.0)	(922.6)%

	13 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$349.0	$309.5	$39.5	12.8%
New video game software	720.7	649.9	70.8	10.9
Pre-owned and value video game products	396.9	458.5	(61.6)	(13.4)
Video game accessories	180.8	136.4	44.4	32.6
Digital	45.4	37.2	8.2	22.0
Technology Brands(2)	171.1	194.2	(23.1)	(11.9)
Collectibles	154.6	138.4	16.2	11.7
Other(3)	65.9	64.5	1.4	2.2
Total	$2,084.4	$1,988.6	$95.8	4.8%

	13 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$36.5	$36.8	$(0.3)	(0.8)%
New video game software	159.0	155.9	3.1	2.0
Pre-owned and value video game products	171.1	199.7	(28.6)	(14.3)
Video game accessories	65.0	48.5	16.5	34.0
Digital	42.4	34.1	8.3	24.3
Technology Brands(2)	137.5	141.4	(3.9)	(2.8)
Collectibles	57.8	52.7	5.1	9.7
Other(3)	21.5	20.3	1.2	5.9
Total	$690.8	$689.4	$1.4	0.2%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018 and on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which we expect to close in the fourth quarter of fiscal 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving our Game Informer magazine in print form.

Net Sales
Net sales increased $95.8 million, or 4.8%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017. The increase in net sales was primarily attributable to an increase in sales in our Video Games Brands segments, partially offset by the negative impact of foreign exchange rate fluctuations of $29.5 million and a decrease of $23.1 million in our Technology Brands segment. The increase in sales in our Video Games Brands segments was driven by an increase in sales of new video game software, video game accessories, new video game hardware and collectibles, which were partially offset by a decrease in pre-owned and value video game products.
The increase in net sales was due to the following:

•
New video game software sales increased $70.8 million, or 10.9%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017, primarily due to stronger new title releases in the current year quarter.

•
Video game accessories sales increased $44.4 million, or 32.6%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017, due to growth in sales of audio-related and other accessories primarily associated with the battle royale gaming genre.

•
New video game hardware sales increased $39.5 million, or 12.8%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017, primarily driven by strong sales of the Microsoft XBox One X and the Sony PlayStation 4, partially offset by a decline in sales of the Nintendo Switch.

•	Collectibles sales increased $16.2 million, or 11.7%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017, primarily driven by new and improved product offerings.

The increases described above were partially offset by the following:

•
Pre-owned and value video game product sales decreased $61.6 million, or 13.4%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017. The decrease was primarily due to a decline in pre-owned software sales, partially offset by an increase in sales of pre-owned hardware. The decline in pre-owned software sales is primarily due to fewer new title releases and a decline in new video game software sales in the first six months of the current year period, which affects pre-owned inventory levels, weakening demand as a result of increasing digital adoption, including digital access to older titles, and lower promotional activity in the current year quarter.

•
Technology Brands sales decreased $23.1 million, or 11.9%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017. The decrease is primarily due to a lower store count in the current year quarter compared to the same period in the prior year. The store count of our Technology Brands stores decreased to 1,330 as of November 3, 2018 from 1,506 as of October 28, 2017 as a result of right-sizing our store portfolio.

Cost of Sales
Cost of sales increased $94.4 million, or 7.3%, for the 13 weeks ended November 3, 2018 compared to the 13 weeks ended October 28, 2017, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit was $690.8 million for the 13 weeks ended November 3, 2018 compared to $689.4 million for the 13 weeks ended October 28, 2017. Gross profit as a percentage of net sales declined to 33.1% in the current year quarter compared to 34.7% in the prior year quarter. The decrease in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories and a decrease in gross margin in new video game software from 24.0% to 22.1%, partially offset by an increase in Technology Brands gross margin from 72.8% to 80.4%. The decrease in gross margin in new video game software is primarily due to the change in mix of software sales between publishers and additional promotional activity in the current year quarter. The increase in gross margin in Technology Brands is primarily due to a shift in mix to commissioned device sales in the current year quarter.
Selling, General and Administrative Expenses
SG&A was $566.6 million for the 13 weeks ended November 3, 2018, which was essentially flat compared to $565.1 million for the 13 weeks ended October 28, 2017.
Goodwill and Asset Impairments
During the 13 weeks ended November 3, 2018, we performed an interim impairment test for all of our reporting units and indefinite-lived intangible assets. As a result, we recognized goodwill impairment charges totaling $557.3 million and intangible asset impairment charges totaling $30.2 million, all of which relate to our Video Game Brands segments. The interim impairment test was triggered by a sustained decline in our market capitalization; see Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Income Tax (Benefit) Expense
Income tax benefit was $17.9 million representing an effective tax rate of 3.5%, for the 13 weeks ended November 3, 2018 compared to income tax expense of $14.3 million, representing an effective tax rate of 19.4%, for the 13 weeks ended October 28, 2017. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items, including non-deductible impairment charges and revisions to transition taxes, recognized in the current quarter and the relative mix of earnings across the jurisdictions within which we operate.
Operating (Loss) Earnings and Net (Loss) Income
The factors described above led to operating loss of $493.5 million for the 13 weeks ended November 3, 2018, compared to operating earnings of $87.6 million for the 13 weeks ended October 28, 2017. Net loss was $488.6 million for the 13 weeks ended November 3, 2018, compared to net income of $59.4 million for the 13 weeks ended October 28, 2017.

39 weeks ended November 3, 2018 compared with the 39 weeks ended October 28, 2017

	39 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
	($ in millions)
Net sales	$5,665.1	$5,722.1	$(57.0)	(1.0)%
Cost of sales	3,720.9	3,706.5	14.4	0.4
Gross profit	1,944.2	2,015.6	(71.4)	(3.5)
Selling, general and administrative expenses	1,675.0	1,671.0	4.0	0.2
Depreciation and amortization	96.5	112.3	(15.8)	(14.1)
Goodwill impairments	557.3	—	557.3	n/a
Asset impairments	30.2	—	30.2	n/a
Operating (loss) earnings	(414.8)	232.3	(647.1)	(278.6)
Interest expense, net	40.6	42.2	(1.6)	(3.8)
(Loss) earnings before income tax expense	(455.4)	190.1	(645.5)	(339.6)
Income tax expense	29.9	49.5	(19.6)	(39.6)
Net (loss) income	$(485.3)	$140.6	$(625.9)	(445.2)%

	39 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$1,006.5	$947.8	$58.7	6.2%
New video game software	1,488.3	1,539.7	(51.4)	(3.3)
Pre-owned and value video game products	1,344.7	1,486.5	(141.8)	(9.5)
Video game accessories	567.2	456.6	110.6	24.2
Digital	128.6	127.8	0.8	0.6
Technology Brands(2)	509.0	583.9	(74.9)	(12.8)
Collectibles	438.7	375.4	63.3	16.9
Other(3)	182.1	204.4	(22.3)	(10.9)
Total	$5,665.1	$5,722.1	$(57.0)	(1.0)%

	39 Weeks Ended		Change
	November 3, 2018	October 28, 2017	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$106.3	$101.6	$4.7	4.6%
New video game software	325.7	351.4	(25.7)	(7.3)
Pre-owned and value video game products	589.2	679.0	(89.8)	(13.2)
Video game accessories	195.2	152.1	43.1	28.3
Digital	116.9	108.1	8.8	8.1
Technology Brands(2)	401.5	424.9	(23.4)	(5.5)
Collectibles	148.7	131.1	17.6	13.4
Other(3)	60.7	67.4	(6.7)	(9.9)
Total	$1,944.2	$2,015.6	$(71.4)	(3.5)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Technology Brands segment, which includes the operations of our Spring Mobile managed AT&T stores, Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018 and on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which we expect to close in the fourth quarter of fiscal 2018.

(3)
Includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $57.0 million, or 1.0%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017. The decrease in net sales was primarily attributable to a $74.9 million decline in our Technology Brands segment, partially offset by the positive impact of foreign exchange rate fluctuations of $20.2 million.
The decrease in net sales was due to the following:

•
Pre-owned and value video game product sales decreased $141.8 million, or 9.5%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017. The decrease was primarily due to a decline in pre-owned software, partially offset by an increase in sales of pre-owned hardware. The decline in pre-owned software sales is primarily due to fewer new title releases and a decline in new video game software sales in the first six months of the current year period, which affects pre-owned inventory levels, weakening demand as a result of increasing digital adoption, including digital access to older titles, and lower promotional activity in the current year period.

•
New video game software sales decreased $51.4 million, or 3.3%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily due to weaker new title releases in the first six months of the current year period, which was partially offset by an increase in sales of Nintendo Switch titles due to the expansion of the hardware install base.

•
Technology Brands sales decreased $74.9 million, or 12.8%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily due to a lower store count in the current year period and changes to our dealer compensation structure that occurred in April of the prior year. The store count of our Technology Brands stores decreased to 1,330 as of November 3, 2018 from 1,506 as of October 28, 2017 as a result of right-sizing our store portfolio.

The decreases described above were partially offset by the following:

•
Video game accessories sales increased $110.6 million, or 24.2%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, due to growth in sales of audio-related and other accessories primarily associated with the battle royale gaming genre.

•	Collectibles sales increased $63.3 million, or 16.9%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily driven by new and improved product offerings.

•
New video game hardware sales increased $58.7 million, or 6.2%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily driven by strong sales of the Microsoft XBox One X and the Sony PlayStation 4, partially offset by a decline in sales of the Nintendo Switch.

Cost of Sales
Cost of sales increased $14.4 million, or 0.4%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily as a result of the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $71.4 million, or 3.5%, for the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, and gross profit as a percentage of net sales was 34.3% in the current year period compared to 35.2% in the same period in the prior year. The decrease in gross profit was driven by decreases of $89.8 million in pre-owned and value video game products, $25.7 million in new video game software and $23.4 million in Technology Brands. These decreases were partially offset by increases of $43.1 million in video game accessories and $17.6 million in collectibles.
The decrease in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories, partially offset by an increase in Technology Brands gross margin to 78.9% in the 39 weeks ended November 3, 2018 from 72.8% in the 39 weeks ended October 28, 2017, primarily due to a shift in mix to commissioned device sales in the current year period.
Selling, General and Administrative Expenses
SG&A was $1,675.0 million for the 39 weeks ended November 3, 2018, which was essentially flat compared to $1,671.0 million for the 39 weeks ended October 28, 2017.
Depreciation and Amortization
Depreciation and amortization expense decreased $15.8 million, or 14.1%, in the 39 weeks ended November 3, 2018 compared to the 39 weeks ended October 28, 2017, primarily due to an increase in store-level property and equipment that is fully depreciated as well as a lower overall store count.

Goodwill and Asset Impairments
During the 39 weeks ended November 3, 2018, we performed an interim impairment test for all of our reporting units and indefinite-lived intangible assets. As a result, we recognized goodwill impairment charges totaling $557.3 million and intangible asset impairment charges totaling $30.2 million, all of which relate to our Video Game Brands segments. The interim impairment test was triggered by a sustained decline in our market capitalization; see Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q for further information.
Income Tax Expense
Income tax expense was $29.9 million for the 39 weeks ended November 3, 2018, compared to $49.5 million for the 39 weeks ended October 28, 2017. The effective income tax rate was (6.6)% in the current year period compared to 26.0% in the same period in the prior year. The decrease in the effective income tax rate was primarily driven by certain discrete tax items recognized in the current year period and the relative mix of earnings across the jurisdictions within which we operate. The discrete tax items recognized in the current year period included non-deductible impairment charges, a $29.6 million charge associated with the settlement of the tax dispute in France and revisions to transition taxes. See Note 8, "Commitments and Contingencies," to our unaudited consolidated financial statements for additional information regarding settlement of the tax dispute in France.
Operating (Loss) Earnings and Net (Loss) Income
The factors described above led to operating loss of $414.8 million for the 39 weeks ended November 3, 2018, compared to operating earnings of $232.3 million for the 39 weeks ended October 28, 2017. Net loss was $485.3 million for the 39 weeks ended November 3, 2018, compared to net income of $140.6 million for the 39 weeks ended October 28, 2017.
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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended November 3, 2018 compared with the 13 weeks ended October 28, 2017

As of and for the 13 Weeks Ended November 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,304.3	$107.0	$147.4	$354.6	$171.1	$2,084.4
Operating (loss) earnings	$(426.1)	$(7.1)	$(30.4)	$(53.2)	$23.3	$(493.5)
Segment operating data:
Store count	3,838	313	468	1,224	1,330	7,173
Comparable store sales(1)	3.4%	7.7%	(0.8)%	(2.7)%	n/a	2.1%

As of and for the 13 Weeks Ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$1,188.0	$97.1	$156.2	$353.1	$194.2	$1,988.6
Operating earnings	$52.2	$3.2	$5.3	$8.9	$18.0	$87.6
Segment operating data:
Store count	3,905	321	470	1,260	1,506	7,462
Comparable store sales(1)	0.6%	6.7%	6.1%	3.4%	n/a	1.9%
_____________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 13 weeks ended November 3, 2018 and October 28, 2017, comparable store gross profit for our Technology Brands stores increased 5.1% and declined 16.3%, respectively.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, and Game Informer magazine; and Kongregate, a web and mobile gaming platform that we sold in July 2017. Net sales for the 13 weeks ended November 3, 2018 increased $116.3 million, or 9.8%, compared to the 13 weeks ended October 28, 2017, primarily driven by increases in sales of new video game software, new video game hardware, video game accessories and collectibles, partially offset by a decline in pre-owned and value video game products sales. Operating loss for the 13 weeks ended November 3, 2018 was $426.1 million compared to operating earnings of $52.2 million for the same period in the prior year. The operating loss for the 13 weeks ended November 3, 2018 includes a goodwill impairment charge of $477.5 million and intangible asset impairment charges of $11.2 million. Excluding these impairment charges, operating earnings would have increased by $10.4 million to $62.6 million for the 13 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of the increase in net sales, which was partially offset by a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the impairment charges.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 13 weeks ended November 3, 2018 increased $9.9 million, or 10.2%, compared to the 13 weeks ended October 28, 2017, primarily driven by increases in sales of new video game software, video game accessories, new video game hardware and collectibles, which were partially offset by a decrease in sales of pre-owned and value video game products. Operating loss for the 13 weeks ended November 3, 2018 was $7.1 million compared to operating earnings of $3.2 million for the same period in the prior year. The operating loss for the 13 weeks ended November 3, 2018 includes a goodwill impairment charge of $9.7 million. Excluding the goodwill impairment charge, operating earnings would have declined by $0.6 million to $2.6 million for the 13 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of a decline in gross profit due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the goodwill impairment charge.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 13 weeks ended November 3, 2018 decreased $8.8 million, or 5.6%, compared to the 13 weeks ended October 28, 2017 primarily due to the negative impact of foreign exchange rate fluctuations of $14.7 million. Operating loss for the 13 weeks ended November 3, 2018 was $30.4 million compared to operating earnings of $5.3 million during the same period in the prior year. The operating loss for the 13 weeks ended November 3, 2018 includes a goodwill impairment charge of $31.5 million. Excluding the goodwill impairment charge, operating earnings would have declined by $4.2 million to $1.1 million for the 13 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of the decline in net sales and gross margin. The decline in gross margin is primarily due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the goodwill impairment charge.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales for the 13 weeks ended November 3, 2018 increased $1.5 million, or 0.4%, compared to the 13 weeks ended October 28, 2017 driven by an increase in product sales, partially offset by the negative impact of foreign exchange rate fluctuations of $10.1 million. The increase in product sales was primarily due to increases in sales of new video game hardware, new video game software and collectibles, partially offset by a decrease in pre-owned and value video game products sales. Operating loss for the 13 weeks ended November 3, 2018 was $53.2 million compared to operating earnings of $8.9 million during the same period in the prior year. The operating loss for the 13 weeks ended November 3, 2018 includes a goodwill impairment charge of $38.6 million and an intangible asset impairment charge of $19.0 million. Excluding these impairment charges, operating earnings would have declined by $4.5 million to $4.4 million for the 13 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of a decline in gross profit due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information for further information on the impairment charges.

Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We sold our Cricket Wireless branded stores in January 2018. Net sales for the 13 weeks ended November 3, 2018 decreased $23.1 million, or 11.9%, compared to the prior year quarter driven by a lower store count in the current year quarter, partially offset by an increase in comparable store gross profit of 5.1%. Operating earnings for the 13 weeks ended November 3, 2018 increased $5.3 million compared to the prior year quarter as a result of the closures of lower-performing stores as a result of right-sizing our store portfolio, improved operational efficiencies and the increase in comparable store gross profit.
On November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which is expected to close in the fourth quarter of fiscal 2018.
39 weeks ended November 3, 2018 compared with the 39 weeks ended October 28, 2017

As of and for the 39 Weeks Ended November 3, 2018	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,594.9	$263.4	$405.9	$891.9	$509.0	$5,665.1
Operating (loss) earnings	$(334.7)	$(10.7)	$(37.5)	$(85.3)	$53.4	$(414.8)
Segment operating data:
Store count	3,838	313	468	1,224	1,330	7,173
Comparable store sales(1)	0.9%	(0.4)%	(7.0)%	(7.1)%	n/a	(1.3)%

As of and for the 39 Weeks Ended October 28, 2017	United States	Canada	Australia	Europe	Technology Brands	Consolidated
Net sales	$3,545.3	$256.9	$438.2	$897.8	$583.9	$5,722.1
Operating earnings (loss)	$175.3	$5.1	$10.2	$(2.4)	$44.1	$232.3
Segment operating data:
Store count	3,905	321	470	1,260	1,506	7,462
Comparable store sales(1)	(1.1)%	10.9%	10.4%	9.3%	n/a	2.1%
__________________________________________________

(1)
Our Technology Brands stores are excluded from the calculation of comparable store sales as we do not consider it to be a meaningful metric in evaluating their performance due to the frequently changing nature of revenue streams and commission structures associated with this segment of our business. Instead, we measure the performance of our Technology Brands stores by using comparable store gross profit, which is calculated using a similar methodology as comparable store sales, but replacing sales with gross profit in the calculation. During the 39 weeks ended November 3, 2018 and October 28, 2017, comparable store gross profit for our Technology Brands stores declined 1.3% and 16.2%, respectively.

Video Game Brands
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine and Kongregate, a platform for web and mobile gaming which we sold in July 2017. Net sales for the 39 weeks ended November 3, 2018 increased $49.6 million, or 1.4%, compared to the 39 weeks ended October 28, 2017, primarily due to a 0.9% increase in comparable store sales, partially offset by the impact of the divestiture of Kongregate. The increase in comparable store sales was primarily the result of an increase in sales of new video game hardware, video game accessories and collectibles, partially offset by a decrease in sales of pre-owned and value video game products and new video game software. Operating loss for the 39 weeks ended November 3, 2018 was $334.7 million compared to operating earnings of $175.3 million during the same period in the prior year. The operating loss for the 39 weeks ended November 3, 2018 includes a goodwill impairment charge of $477.5 million and intangible asset impairment charges of $11.2 million. Excluding these impairment charges, operating earnings would have decreased by $21.3 million to $154.0 million for the 39 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of a decline in gross profit due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the impairment charges.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 39 weeks ended November 3, 2018 increased $6.5 million, or 2.5%, compared to the 39 weeks ended October 28, 2017, primarily due to an increase of sales in collectibles, video game accessories and new video game hardware, partially offset by a decrease in pre-owned and value video game products and new video game software. Operating loss for the 39 weeks ended November 3, 2018 was $10.7 million compared to operating earnings of $5.1 million during the same period in the prior year. The operating loss for the 39 weeks ended November 3, 2018 includes a goodwill impairment charge of $9.7 million. Excluding the goodwill impairment charge, operating earnings would have declined by $6.1 million to an operating loss of $1.0 million for the 39 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of higher SG&A driven by government-mandated pay increases and a decline in gross profit due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the goodwill impairment charge.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 39 weeks ended November 3, 2018 decreased $32.3 million, or 7.4%, compared to the 39 weeks ended October 28, 2017 driven by a decline in product sales and the negative impact of foreign exchange rate fluctuations of $14.8 million. The decline in product sales was due to decreases in sales of new video game software, new video game hardware, collectibles and pre-owned and value video game products, partially offset by an increase in video game accessories sales. Operating loss for the 39 weeks ended November 3, 2018 was $37.5 million compared to operating earnings of $10.2 million during the same period in the prior year. The operating loss for the 39 weeks ended November 3, 2018 includes a goodwill impairment charge of $31.5 million. Excluding the goodwill impairment charge, operating earnings would have declined by $16.2 million to an operating loss of $6.0 million for the 39 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of the decline in net sales and gross margin. The decline in gross margin is primarily due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the goodwill impairment charge.
Europe
Segment results for Europe include retail operations and e-commerce operations in 10 European countries. Net sales for the 39 weeks ended November 3, 2018 decreased $5.9 million, or 0.7%, compared to the 39 weeks ended October 28, 2017, driven by a decrease in product sales, which was partially offset by the positive impact of foreign exchange rate fluctuations of $35.6 million. The decrease in product sales was primarily due to declines in sales of new video game hardware, new video game software and pre-owned and value video game products, partially offset by an increase in collectibles sales. Operating loss for the 39 weeks ended November 3, 2018 increased to $85.3 million compared to $2.4 million during the same period in the prior year. The operating loss for the 39 weeks ended November 3, 2018 includes a goodwill impairment charge of $38.6 million and an intangible asset impairment charge of $19.0 million. Excluding these impairment charges, operating loss would have increased by $25.3 million to $27.7 million for the 39 weeks ended November 3, 2018 compared to the same period in the prior year, primarily as a result of higher SG&A driven by government-mandated pay increases and a decline in gross profit due to a shift in sales mix to lower margin categories. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the impairment charges.
Technology Brands
Segment results for the Technology Brands segment include our Spring Mobile managed AT&T and Cricket Wireless branded stores and our Simply Mac business. We sold our Cricket Wireless branded stores in January 2018. Net sales for the 39 weeks ended November 3, 2018 decreased $74.9 million, or 12.8%, compared to the 39 weeks ended October 28, 2017, primarily due to a lower store count in the current year period and changes to our dealer compensation structure that occurred in April of the prior year. Comparable store gross profit declined by 1.3% driven by the changes to our dealer compensation structure and a decline in store traffic. Operating earnings for the 39 weeks ended November 3, 2018 increased $9.3 million compared to the prior year period. The increase is primarily due to the closures of lower-performing stores as a result of right-sizing our store portfolio and improved operational efficiencies.
On November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business, which is expected to close in the fourth quarter of fiscal 2018.
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
As of November 3, 2018, we had total cash on hand of $454.5 million and an additional $412.8 million of available borrowing capacity under our revolving credit facility.

In September 2018, we announced that our Board of Directors is conducting a comprehensive review of strategic and financial alternatives to enhance stockholder value, including, but not limited to, a potential sale of the Company. In connection with this review, on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business for a cash purchase price of $700 million, excluding transaction fees and subject to customary working capital and indebtedness adjustments. The transaction is expected to close in the fourth quarter of fiscal 2018. Proceeds from the sale may be used to reduce our outstanding debt, including our unsecured 5.50% senior notes due October 1, 2019, fund share repurchases, reinvest in core video game and collectibles business to drive growth, or some combination of these options. The transaction is subject to closing conditions and there can be no assurance that it will be completed on the terms contained in the Purchase Agreement or at all.

Our Board of Directors is continuing its review of strategic and financial alternatives. There can be no assurance that this review will result in any specific transaction. The amount, nature and timing of any potential transaction will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.
Cash Flows
During the 39 weeks ended November 3, 2018, cash used in operations was $179.2 million, compared to cash used in operations of $17.1 million during the 39 weeks ended October 28, 2017. The increase in cash used in operations of $162.1 million was primarily attributable to the increase in our merchandise inventories and timing of vendor payments.
Cash used in investing activities was $66.2 million during the 39 weeks ended November 3, 2018, compared to $38.0 million during the the 39 weeks ended October 28, 2017. The $28.2 million increase in cash used in investing activities is primarily attributable to net proceeds of $54.7 million from the sale of Kongregate in the prior year period, partially offset by lower capital expenditures during the 39 weeks ended November 3, 2018.
Cash used in financing activities was $136.0 million during the 39 weeks ended November 3, 2018, compared to $163.9 million during the 39 weeks ended October 28, 2017. The decrease is primarily due to higher payments for repurchases of common shares made in the prior year period of $22.0 million as well as higher acquisition-related debt payments in the prior year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
On November 20, 2017, we entered into a second amendment to our asset-based revolving credit facility (the "Amended Revolver”). The Amended Revolver increased the borrowing base capacity to $420 million and extended the maturity date from March 2019 to November 2022. The Amended Revolver maintains the $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans were reduced from a range of 0.25% to 0.75% to a range of 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, reduced from a range of 1.25% to 1.75% to a range of 1.25% to 1.50%. Other terms and covenants under the Amended Revolver remain substantially unchanged. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of November 3, 2018, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of November 3, 2018, total availability under the Amended Revolver was $412.8 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million.
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
See Note 7, “Debt,” to our consolidated financial statements for additional information related to our Amended Revolver and Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 3, 2018, there were $3.8 million in cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $8.9 million.

Uses of Capital
In fiscal 2018, our capital expenditures are projected to be approximately $100.0 million to $110.0 million, primarily related to store remodels and our distribution and information systems. We plan to fund these capital expenditures from cash on hand and cash provided by operations.
On March 20, 2018, June 26, 2018 and October 2, 2018 we made quarterly dividend payments of $0.38 per share of Class A Common Stock to stockholders. Additionally, on November 27, 2018, our Board of Directors approved a quarterly cash dividend to our stockholders of $0.38 per share of Class A Common Stock payable on December 21, 2018 to stockholders of record at the close of business on December 11, 2018. Future dividends will be subject to approval by our Board of Directors.
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
During the 13 weeks ended November 3, 2018, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for the goodwill and indefinite-lived intangible assets associated with our reporting units. As a result, we recognized goodwill impairment charges totaling $557.3 million and intangible asset impairment charges totaling $30.2 million, all of which related to our Video Game Brands segments. The impairment charges were primarily the result of an increase in the discount rates and a decrease in terminal values utilized in the valuations of our Video Game Brands segments in order to align with market-based assumptions. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information.
As disclosed in the 2017 Annual Report on Form 10-K, considerable judgment is necessary to estimate the fair value of goodwill and indefinite-lived intangible assets associated with our reporting units. Variations in any of the assumptions used in the discounted cash flow analyses may arrive at different estimated fair values that could result in additional material impairment charges. Assuming all other factors unchanged, a 10% decrease in the projected net cash flows in each of our segments would result in impairment charges of approximately $70 million, $10 million and $20 million in our United States, Australia and Europe segments, respectively, with no additional impairments in our Canada and Technology Brands segments. Alternatively, assuming all other factors unchanged, an increase of 250 basis points to the discount rates utilized in the tests of each our segments would result in impairment charges of approximately $20 million, $10 million and $14 million in our United States, Europe and Technology Brands segments, respectively, with no additional impairments in our Australia and Canada segments. Sustained declines in our stock price and related market capitalization could impact key assumptions and the estimated fair values of our reporting units that could result in additional material goodwill impairment charges. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results, our assumptions or in our stock price.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
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
Certain of our French subsidiaries have been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. Based on the nature of the tax deductions being challenged, collection notices through fiscal year 2018 were anticipated. During the 13 weeks ended August 4, 2018, we recorded a $29.6 million charge and subsequently settled this matter with the FTA during the 13 weeks ended November 3, 2018. No additional charge was recorded as a result of the final settlement, which covers fiscal years 2008 through 2018.

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
On September 6, 2018, we announced that our Board of Directors is conducting a comprehensive review of strategic and financial alternatives to enhance stockholder value, including, but not limited to, a potential sale of the Company. In connection with this review, on November 21, 2018, we entered into a definitive agreement to sell our Spring Mobile business for a cash purchase price of $700 million, excluding transaction fees and subject to customary working capital and indebtedness adjustments. The transaction is expected to close in the fourth quarter of fiscal 2018, subject to customary closing conditions. On November 30, 2018, we received early termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvement Act of 1976, as amended. There can be no assurance that it will be completed on the terms contained in the Purchase Agreement or at all. Further, there can be no assurance that the comprehensive review conducted by the Board of Directors will result in any specific transaction and we undertake no obligation to provide further updates with respect to the review.
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
2.1
Equity Purchase Agreement, dated November 21, 2018, by and among Prime Communications, L.P., Prime Acquisition Company, Spring Communications Parent, Inc., Spring Communications Holding, Inc. and GameStop Corp.*
		Current Report on Form 8-K	November 21, 2018
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

* Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule or exhibit will be furnished supplementally to the Securities and Exchange Commission upon request

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ ROBERT A. LLOYD
Robert A. Lloyd
Chief Operating Officer and Chief Financial Officer
(Principal Financial Officer)

Date: December 11, 2018

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 11, 2018