Form 10-K
period 2019-02-02
GameStop Corp.
filed 2019-04-02
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-K
☑    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 2, 2019
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☑        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐        No  ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☑        No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☑	Accelerated Filer ☐	Non-accelerated Filer ☐	Smaller reporting company ☐	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☑
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 3, 2018 was approximately $1.5 billion, based upon the closing market price of $14.85 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 21, 2019: 102,267,435
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2019 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game and licensed consumer products retailer. We operate over 5,800 stores across 14 countries. Our consumer product network also includes www.gamestop.com; Game Informer® magazine, the world's leading print and digital video game publication; and ThinkGeek, www.thinkgeek.com, the premier retailer for the global geek community featuring exclusive and unique video game and pop culture products, and Simply Mac, which sells the full line of Apple products, including laptops, tablets, and smartphones and offers Apple certified warranty and repair services.
We are a Delaware corporation which, through a predecessor, began operations as a specialty retailer of video games in November 1996. Our corporate office is located in Grapevine, Texas.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018"). Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017") and fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016").
Divestiture of Spring Mobile
On January 16, 2019, we completed the sale of the Spring Mobile business to Prime Communications, L.P. for cash proceeds of $727.9 million, net of transaction costs and preliminary adjustments. The Spring Mobile business operated over 1,200 AT&T branded wireless retail stores that sold AT&T services and wireless products. See Note 2, "Discontinued Operations and Dispositions," to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K ("Annual Report") for further information. Unless otherwise noted, information in this Annual Report excludes our former Spring Mobile business.
Reportable Segments
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Each segment consists primarily of retail operations, with the significant majority of our stores engaged in the sale of new and pre-owned video game systems, software and accessories. As of February 2, 2019, we had a total of 5,830 stores across all of our segments; United States (3,846), Canada (311), Australia (462) and Europe (1,211). Our video game brands operate primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”) and Micromania. We operate e-commerce sites under the brand names of GameStop, EB Games, Micromania and ThinkGeek. Our video game brands stores sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell collectible products.

Our segments also include 103 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 62 collectibles stores in international markets operating under the Zing Pop Culture brand and 41 stores in the United States operating under the ThinkGeek brand. Our video game brands also include Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication.
Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018 and Spring Mobile was sold in January 2019. Simply Mac and the historical results of Cricket Wireless are reported in the United States segment in this Annual Report. The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations for all periods presented in this Annual Report. Simply Mac operates 43 Simply Mac© branded stores which sell Apple products, including desktop computers, laptops, tablets and smart phones and related accessories and other consumer electronic products.
Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, "Segment Information," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.
Market Size
Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD"), International Development Group ("IDG") and DFC Intelligence ("DFC"), we estimate that the market for new physical video game products was approximately $18 billion in 2018 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by various market research firms, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was between $25 billion and $32 billion in 2018.
Merchandise
We categorize our sale of products and services as follows:

•
New Video Game Hardware.  We offer video game platforms from the major manufacturers. The current generation of consoles include the Sony PlayStation 4 (2013), Microsoft Xbox One (2013) and the Nintendo Switch (March 2017). In 2016, Sony and Microsoft released refreshes to the PlayStation 4 and Xbox One, respectively. In November 2017, Microsoft released a further enhanced version of its current generation console, the Xbox One X. We also offer extended service agreements. Video game hardware sales are generally driven by the introduction of new platform technology and the reduction in price points as platforms mature.

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

•
Pre-owned and Value Video Game Products.  We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for store credits which can be applied towards the purchase of other products, primarily new merchandise. We believe this process drives our higher market share, particularly at launch. We resell these pre-owned video game products and have the largest selection of pre-owned video game titles. In the U.S., pre-owned video game software titles have an average price of $17, compared to an average price of $48 for new video game software titles, and generate significantly higher gross margins than new video game products. Our trade-in program also allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the United States, Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed back to our stores.

•
Video Game Accessories. Video game accessories consist primarily of controllers, gaming headsets, virtual reality products, memory cards and other add-ons for use with video game hardware and software.

•
Digital.  The proliferation of online game play through Microsoft Xbox Live, the PlayStation Network and PC gaming websites has led to consumer demand for subscription, time and points cards (“digital currency”) as well as full-game downloads and digitally downloadable content (“DLC”), for existing console video games. We sell a wide variety of digital currency, and we have developed technology to sell DLC and full-game downloads in our stores and on our U.S. website. We believe we are the worldwide leading retailer of digital currency and DLC for Xbox Live and the PlayStation Network.

•
Collectibles. Collectibles consist of licensed merchandise, primarily related to the video game, television and movie industries and pop culture themes which are sold through our video game stores, ThinkGeek stores, Zing Pop Culture stores and www.thinkgeek.com.

•
Other Products.  Other products primarily consist of PC entertainment software, gaming-related print media, mobile and consumer electronics, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form. We offer PC entertainment software from many of the largest PC publishers, including Electronic Arts, Take Two and Activision Blizzard across a variety of genres, including sports, action, strategy, adventure/role playing and simulation. We also carry strategy guides, magazines and interactive game figures, such as Amiibos from Nintendo.

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
Site Selection and Locations
Site Selection.  Site selections for new stores are made after an extensive review of demographic data, including data from our PowerUp Rewards loyalty program, and other information relating to market potential, competitor access and visibility, compatible nearby tenants, accessible parking, location visibility, lease terms and the location of our other stores. In each of our segments, we have a dedicated staff of real estate personnel experienced in selecting store locations.
Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the United States segment as of February 2, 2019:

Alabama	61	Kentucky	71	North Dakota	8
Alaska	6	Louisiana	61	Ohio	169
Arizona	73	Maine	11	Oklahoma	48
Arkansas	31	Maryland	83	Oregon	41
California	374	Massachusetts	78	Pennsylvania	179
Colorado	58	Michigan	101	Rhode Island	12
Connecticut	47	Minnesota	44	South Carolina	68
Delaware	15	Mississippi	44	South Dakota	11
Florida	242	Missouri	66	Tennessee	94
Georgia	137	Montana	12	Texas	374
Guam	2	Nebraska	21	Utah	32
Hawaii	17	Nevada	38	Vermont	4
Idaho	17	New Hampshire	26	Virginia	121
Illinois	143	New Jersey	114	Washington	76
Indiana	94	New Mexico	25	West Virginia	29
Iowa	31	New York	211	Wisconsin	56
Kansas	31	North Carolina	131	Wyoming	8

Total Domestic Stores					3,846

International Locations.  The table below sets forth the number and locations of our international stores included in the Video Game Brands segments in Canada, Europe and Australia as of February 2, 2019:

Number of Stores
Canada	311
Total Stores - Canada Video Game Brands	311

Australia	419
New Zealand	43
Total Stores - Australia Video Game Brands	462

Austria	25
Denmark	34
Finland	16
France	420
Germany	208
Ireland	50
Italy	361
Norway	28
Sweden	52
Switzerland	17
Total Stores - Europe Video Game Brands	1,211
Total International Stores	1,984
Total Stores	5,830

PowerUp Rewards
We operate loyalty programs in each of the countries in which we operate our Video Game Brands stores. Our U.S. loyalty program, called PowerUp RewardsTM ("PowerUp Rewards"), had approximately 39.6 million members as of February 2, 2019, of which approximately 16.2 million members have purchased at GameStop in the past year. The PowerUp Rewards membership totals also include 5.6 million paying members and 20.5 million members that we market to on a regular basis. Our loyalty programs in our video game stores in the remaining countries had approximately 20.9 million members as of February 2, 2019. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships may also include a subscription to Game Informer magazine, additional discounts on pre-owned merchandise in our stores and additional credit on trade-ins of pre-owned products.
Game Informer
We publish Game Informer, the world’s largest print and digital video game publication and website featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our domestic and international stores. Game Informer magazine is the fifth largest consumer publication in the U.S. and for its December 2018 issue, the magazine had approximately 6.6 million paid subscribers, including more than 2.1 million paid digital magazine subscribers. The digital version of the magazine is the largest subscription digital magazine in the United States. Game Informer is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer are included in the United States segment as this represents where the majority of subscriptions and sales are generated. Other international version results from Game Informer operations are included in the segment in which the sales are generated.
Vendors
We purchase substantially all of our new products worldwide from approximately 100 manufacturers, software publishers and several distributors. Purchases from the top ten vendors in our Video Game Brands segments accounted for approximately 78% of our new product purchases in fiscal 2018. Nintendo, Sony, Microsoft, Take-Two Interactive and Activision Blizzard accounted for 23%, 22%, 10%, 6% and 4%, respectively, of our new product purchases in our video game brands during fiscal 2018. We have established price protections with our primary video game product vendors in order to reduce our risk of inventory obsolescence.

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
Competition
The video game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and PC software specialty stores; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products. Additionally, we compete with other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Amazon.com, Inc. (“Amazon.com”); and Best Buy Co., Inc. (“Best Buy”), among others. Throughout Europe we compete with Sony, Microsoft, Nintendo, and major consumer electronics retailers such as Media Markt, Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart and Best Buy. In Australia, competitors include K-Mart, Target and JB HiFi stores.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2018 and 2017, we generated approximately 37% and 39%, respectively, of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and servicemarks, including “GameStop,” “Game Informer,” “EB Games,” “Electronics Boutique,” “ThinkGeek,” “Zing Pop Culture,” “Power to the PlayersTM” and “PowerUp Rewards,” which have been registered by us with the U.S. Patent and Trademark Office. For many of our trademarks and servicemarks, including “Micromania,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Employees
We have approximately 16,000 full-time salaried and hourly employees and between 23,000 and 45,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is excellent. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take in software (CDs), gaming consoles and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2018 alone, through our U.S. refurbishment center, the company refurbished over five million pieces of software (CDs) and over three million consumer electronic devices, and recycled over 2.7 million pounds of e-waste. In addition, we continuously measure, and look for cost-effective ways to reduce, our carbon emissions and have seen both our total emissions and emissions by store decrease over the past seven years. See the Social Responsibility section of our corporate website (http://news.gamestop.com) for further information on our sustainability efforts. We are not incorporating by reference into this Annual Report on Form 10-K information or materials contained on our website or that can be accessed through our website.

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
The current generation console cycle began when Sony and Microsoft launched the PlayStation 4 and Xbox One in November 2013. Nintendo introduced the Nintendo Switch in March 2017. If the current video game platforms do not continue to be successful, our sales of video game products could decline. The introduction of new iterations or generations of consoles could negatively impact the demand for existing products or our pre-owned business, which could have a negative impact on results of operations and financial condition.
We depend upon the timely delivery of new and innovative products from our vendors.
We depend on manufacturers and publishers to deliver video game hardware, software, and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and publishers to introduce new and innovative products and software titles to drive industry sales. We have experienced sales declines in the past due to a reduction in the number of new software titles available for sale. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales.

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
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. In addition, disc-less consoles may be available to consumers in the near term from certain manufacturers. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. If consumers' preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
Our sales of collectibles depend on popularity of and trends in pop culture, and our ability to react to them.
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. The market for, and appeal of, particular types of music, movies, television shows, artists, actors, styles, trends and brands are constantly changing. Our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns. There can be no assurance that the collectibles and related products that we sell will appeal to our customers.
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
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors are Nintendo, Sony, Microsoft, Take-Two Interactive and Activision Blizzard, which accounted for 23%, 22%, 10%, 6% and 4%, respectively, of our new product purchases in fiscal 2018. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.
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
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages. In addition, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for new and pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.
Failure to attract and retain executive officers and other key personnel could materially adversely affect our financial performance.
Our success depends upon our ability to attract, motivate and retain a highly trained and engaged workforce, including key executives, management for our stores and skilled merchandising, marketing, financial and administrative personnel. The turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key executive officers and other employees in the future may have a negative impact on our business and results of operations.
Damage to our reputation could adversely affect our business and our relationships with our customers.
Our continued success depends upon customers' perception of our Company. Any negative publicity relating to our vendors, products, practices or our Company could damage our reputation. The increased use of social media platforms allows for the rapid dispersal of information, including negative feedback or other commentary, which could negatively impact our reputation and result in declines in customer loyalty and adversely affect our results of operations.
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
Our operations in Europe are also subject to risks associated with the current economic conditions and uncertainties in the European Union (“EU”). In June 2016, voters in the United Kingdom approved the exit of that country from the EU (“Brexit”). The Brexit vote and related developments have created significant economic uncertainty in Europe. In addition, European and global economic conditions have been negatively impacted by the inability of certain EU member states to service their sovereign debt obligations. There continues to be uncertainty over the possibility that other EU member states may experience similar financial troubles, the ultimate outcome of the EU governments’ financial support programs, the possible breakup or restructuring of the EU and the possible elimination or restructuring of the EU monetary system. These continued uncertainties could further disrupt

European and global economic conditions. Unfavorable economic conditions could negatively impact consumer demand for our products. These factors could negatively impact our business, results of operations and financial condition.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act and other anti-bribery laws applicable to our operations. While we have policies and procedures intended to ensure compliance with these laws, our employees, contractors, representatives and agents may take actions that violate our policies. Moreover, it may be more difficult to oversee the conduct of any such persons who are not our employees, potentially exposing us to greater risk from their actions. Any violations of those laws by any of those persons could have a negative impact on our business.
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
Restrictions on our ability to purchase and sell pre-owned video game products or pre-owned mobile devices could negatively affect our financial condition and results of operations.
Our financial results depend on our ability to purchase and sell pre-owned video game products and pre-owned mobile devices within our stores. Actions by manufacturers or publishers of video game products or mobile devices, wireless carriers or governmental authorities to prohibit or limit our ability to purchase or sell pre-owned video game products or mobile devices, or to limit the ability of consumers to play pre-owned video games or use pre-owned mobile devices, could have a negative impact on our results of operations.
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
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2018, we generated approximately 37% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
Failure to successfully transfer customers and sales from closed stores due to under performance to nearby stores could adversely impact our financial results.
We regularly assess stores for closure that are not meeting performance standards or stores at the end of their lease terms with the intent of transferring sales to other nearby locations. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our results of operations could be negatively impacted.
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
We rely on centralized facilities for the refurbishment of many of the pre-owned products that we sell. If any disruption occurred at these facilities, whether due to natural disaster or severe weather, or events such as fire, accidents, power outages, systems failures, or other unforeseen causes, sales of our pre-owned products could decrease. Since we generally obtain higher margins on our pre-owned products, any adverse effect on their sales could adversely affect our profitability.
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
An important part of our business involves the receipt, processing and storage of personal information of our customers, members and employees, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information. Nevertheless, cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers and our ability to issue and redeem loyalty points under our Power Up Rewards program. Such an event may also expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our members and customers. We are continuously working to upgrade our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to protect our member, customer, employee, and company data against cyber risks and security breaches. Despite these efforts, we have experienced cybersecurity attacks in the past and there is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against future data security breaches. While past cybersecurity attacks have not resulted in material losses, a data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could materially impact our business and our results of operations. Moreover, a data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations and to expend significant additional resources to upgrade further the security measures that we employ to guard against such breaches or to comply with such change in laws or regulations, which could disrupt our business, operations and financial condition.
If our internal control over financial reporting is ineffective, our business may be adversely affected and we may lose market confidence in our reported financial information which could adversely impact our business and stock price.
Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud.
During the fourth quarter of fiscal 2018, we identified material weaknesses in internal control related to the principles associated with the control activities component of the Internal Control—Integrated Framework (2013), specifically related to our information technology general control environment. Refer to Part II, Item 9A for additional information. We have been implementing and will continue to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated; however, we cannot provide assurance that these measures will be successful. If we are unable to remediate the material weaknesses or are unable to otherwise maintain effective internal control over financial reporting, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, financial condition and our stock price.
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
We recognized substantial impairment charges in fiscal 2018 and any future impairment charges on our goodwill and intangible assets could negatively impact our results of operations.
In fiscal 2018, we recorded impairment charges totaling $970.7 million and $43.1 million associated with our goodwill and intangible assets, respectively. Our consolidated balance sheet at February 2, 2019 included goodwill and intangible assets, net totaling $397.4 million. Goodwill and certain intangible assets arise from acquisitions and are not amortized as they have indefinite useful lives. Other intangible assets are amortized over their estimated economic useful lives. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. The impairment tests require numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures. In addition, changes in our market capitalization may impact certain assumptions in our annual impairment test. If our actual financial results in the future are below our projections or if our stock price experiences a sustained decline, we may be required to record significant impairment charges associated with our goodwill and intangible assets, which would negatively impact our results of operations. See "Goodwill" and "Indefinite-lived Intangible Assets" in Part II, Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations — Critical Accounting Policies and Use of Estimates” for additional information.

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
All of our stores are leased. Store leases typically provide for a lease term of one to five years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores to improve, if not at least maintain, profitability.
The terms of the store leases, including reasonably assured options, for the 5,830 leased stores open as of February 2, 2019 expire as follows:

Lease Terms to Expire During(1)	Number of Stores
Fiscal 2019	2,004
Fiscal 2020	1,040
Fiscal 2021	766
Fiscal 2022	646
Fiscal 2023 and later	1,374
Total	5,830
__________________________________________________

(1)	Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to January 31st.
As of February 2, 2019, we owned seven and leased 13 office and distribution facilities, totaling approximately 2.3 million square feet. The lease expiration dates for the leased facilities range from 2019 to 2028, with an average remaining lease life, including reasonably assured options, of approximately six years. Our principal facilities are as follows:

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
Certain of our French subsidiaries had been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million.  Based on the nature of the tax deductions being challenged, collection notices through fiscal year 2018 were anticipated. During fiscal 2018, we settled this matter with the FTA and as a result recognized charges totaling $30.3 million in income tax expense. The final settlement covers fiscal years 2008 through 2018.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
As of March 21, 2019, there were approximately 1,383 record holders of our Class A Common Stock.
Dividends
We have historically paid cash dividends. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” herein for further information regarding restrictions on our dividend payments.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 31, 2014 through February 1, 2019 (the last trading date of fiscal 2018) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 31, 2014 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$300
$250
$200
$150
$100
$50
$0
1/31/2014
1/30/2015
1/29/2016
1/27/2017
2/2/2018
2/1/2019
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	1/31/2014	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019
GME	$100.00	$104.02	$80.19	$78.41	$56.24	$43.08
S&P 500 Index	$100.00	$114.21	$113.44	$137.11	$168.40	$168.30
Dow Jones Specialty Retailers Index	$100.00	$125.19	$128.98	$149.77	$192.75	$220.95

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data for the periods ended and as of the dates indicated. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. The fiscal years ended February 2, 2019 ("fiscal 2018"), January 28, 2017 ("fiscal 2016"), January 30, 2016 ("fiscal 2015"), and January 31, 2015 ("fiscal 2014") consisted of 52 weeks. The fiscal year ended February 3, 2018 ("fiscal 2017") consisted of 53 weeks. The “Statement of Operations Data” for fiscal 2018, fiscal 2017 and fiscal 2016 and the “Balance Sheet Data” as of February 2, 2019 and February 3, 2018 are derived from our audited consolidated financial statements which are included elsewhere in this Annual Report. The “Statement of Operations Data” for fiscal 2015 and fiscal 2014, and the “Balance Sheet Data” as of January 28, 2017, January 30, 2016 and January 31, 2015 are derived from unaudited consolidated financial statements not included in this Annual Report. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data.
The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Fiscal Year
	2018	2017	2016	2015	2014
	(In millions, except statistical and per share data)
Statement of Operations Data:(1)
Net sales	$8,285.3	$8,547.1	$7,965.0	$9,018.9	$9,084.0
Cost of sales	5,977.2	6,062.2	5,465.1	6,359.1	6,448.0
Gross profit	2,308.1	2,484.9	2,499.9	2,659.8	2,636.0
Selling, general and administrative expenses	1,888.6	1,909.6	1,861.9	1,905.5	1,906.6
Depreciation and amortization	105.6	122.3	136.7	141.0	149.6
Goodwill impairments(2)	970.7	—	—	—	—
Asset impairments(3)	45.2	13.8	19.6	4.6	2.2
Operating (loss) earnings	(702.0)	439.2	481.7	608.7	577.6
Interest expense, net	51.1	55.3	53.0	23.0	10.0
(Loss) earnings from continuing operations before income tax expense	(753.1)	383.9	428.7	585.7	567.6
Income tax expense	41.7	153.5	124.2	206.5	198.5
Net (loss) income from continuing operations	(794.8)	230.4	304.5	379.2	369.1
Income (loss) from discontinued operations, net of tax	121.8	(195.7)	48.7	23.6	24.0
Net (loss) income	$(673.0)	$34.7	$353.2	$402.8	$393.1
Diluted Per Share Data:(4)
(Loss) earnings per share from continuing operations	$(7.79)	$2.27	$2.93	$3.55	$3.26
Earnings (loss) per share from discontinued operations	1.19	(1.93)	0.47	0.22	0.21
Diluted (loss) earnings per share	$(6.59)	$0.34	$3.40	$3.78	$3.47
Dividends per common share	$1.52	$1.52	$1.48	$1.44	$1.32
Weighted-average common shares outstanding:
Basic	102.1	101.4	103.4	106.0	112.2
Diluted	102.1	101.5	103.8	106.7	113.2
Store Operating Data:
Comparable store sales (decrease) increase (5)	(0.3)%	5.8%	(11.0)%	4.3%	3.4%
Inventory turnover	4.5	5.0	4.7	5.3	5.2
Number of stores at fiscal year end	5,830	5,947	6,132	6,227	6,329
Balance Sheet Data at Fiscal Year End:
Working capital (6)	$946.6	$478.4	$208.2	$40.5	$387.5
Total assets	$4,044.3	$5,041.6	$4,975.9	$4,330.3	$4,240.4
Total debt, net (7)	$820.8	$817.9	$815.0	$345.4	$344.7
Total liabilities	$2,708.1	$2,827.1	$2,721.8	$2,249.3	$2,172.7
Total stockholders' equity	$1,336.2	$2,214.5	$2,254.1	$2,081.0	$2,067.7

___________________

(1)
We completed the previously announced sale of our Spring Mobile business in January 2019. The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations for all periods presented.

(2)
In fiscal 2018, we recognized goodwill impairment charges totaling $795.6 million, $28.8 million, $66.4 million and $79.9 million for the United States, Canada, Australia and Europe segments, respectively. See Note 7, "Goodwill and Intangible Assets," to our consolidated financial statements for additional information.

(3)
Asset impairment charges primarily relate to intangible assets and store-level property and equipment. We recognized intangible asset impairment charges totaling $43.1 million, $11.0 million and $14.4 million in fiscal 2018, 2017 and 2016. See Note 7, "Goodwill and Intangible Assets," to our consolidated financial statements for additional information.

(4)
The sum of (loss) earnings per share for continuing operations and discontinued operations may not necessarily total to consolidated (loss) earnings per share as amounts are calculated based on whole numbers.

(5)
Comparable store sales is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales compares the fiscal year ended to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer who provides its consumers several ways to access its products.

(6)	Net working capital excludes held-for-sale assets and liabilities related to our Spring Mobile business, which was sold in January 2019.

(7)
In March 2016, we issued $475 million aggregate principal of 6.75% unsecured senior notes due in March 2021. In September 2014, we issued $350.0 million aggregate principal of 5.50% unsecured senior notes due in October 2019. On March 4, 2019, we issued a notice of redemption to redeem all of our 2019 Senior Notes on April 4, 2019. See Note 10, "Debt," to our consolidated financial statements for additional information.

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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game and consumer electronics retailer. We operate over 5,800 stores across 14 countries. Our consumer product network also includes www.gamestop.com; Game Informer® magazine, the world's leading print and digital video game publication; and ThinkGeek, www.thinkgeek.com, the premier retailer for the global geek community featuring exclusive and unique video game and pop culture products, and Simply Mac, which sells the full line of Apple products, including laptops, tablets, and smartphones and offers Apple certified warranty and repair services.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. Simply Mac and the historical results of Cricket Wireless are reported in the United States segment in this Annual Report. The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations for all periods presented in this Annual Report. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018"). Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017") and fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016").
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
The sale of video games delivered through digital channels and other forms of gaming continue to grow and take an increasing percentage of physical video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full-game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to conveniently access digital content to facilitate the digital sales and delivery process. We continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales compares the fiscal year ended to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.

STORE COUNT INFORMATION
The following table presents the number of stores and the number of stores opened, acquired and closed during fiscal 2018:

	February 3, 2018	Opened/Acquired	Disposed	February 2, 2019
Video Game Stores	5,796	24	(136)	5,684
Collectibles Stores	103	4	(4)	103
Simply Mac	48	—	(5)	43
Total Stores	5,947	28	(145)	5,830
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
CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$8,285.3	100.0%	$8,547.1	100.0%	$7,965.0	100.0%
Cost of sales	5,977.2	72.1	6,062.2	70.9	5,465.1	68.6
Gross profit	2,308.1	27.9	2,484.9	29.1	2,499.9	31.4
Selling, general and administrative expenses	1,888.6	22.9	1,909.6	22.4	1,861.9	23.4
Depreciation and amortization	105.6	1.3	122.3	1.4	136.7	1.7
Goodwill impairments	970.7	11.7	—	—	—	—
Asset impairments	45.2	0.5	13.8	0.2	19.6	0.2
Operating (loss) earnings	(702.0)	(8.5)	439.2	5.1	481.7	6.1
Interest expense, net	51.1	0.6	55.3	0.6	53.0	0.7
(Loss) earnings from continuing operations before income taxes	(753.1)	(9.1)	383.9	4.5	428.7	5.4
Income tax expense	41.7	0.5	153.5	1.8	124.2	1.6
Net (loss) income from continuing operations	(794.8)	(9.6)	230.4	2.7	304.5	3.8
Income (loss) from discontinued operations, net of tax	121.8	1.5	(195.7)	(2.3)	48.7	0.6
Net (loss) income	$(673.0)	(8.1)%	$34.7	0.4%	$353.2	4.4%
We include certain purchasing, receiving and distribution costs in selling, general and administrative expenses ("SG&A") in the statement of operations. We include processing fees associated with purchases made by check and credit cards in cost of sales in the statement of operations. As a result of these classifications, our gross margins are not comparable to those retailers that include purchasing, receiving and distribution costs in cost of sales and include processing fees associated with purchases made by check and credit cards in SG&A. The net effect of these classifications as a percentage of sales has not historically been material.

The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
New video game hardware(1)	$1,767.8	21.3%	$1,791.8	21.0%	$1,396.7	17.5%
New video game software	2,449.7	29.6	2,582.0	30.2	2,493.4	31.3
Pre-owned and value video game products	1,866.3	22.5	2,149.6	25.2	2,254.1	28.3
Video game accessories	956.5	11.5	784.3	9.2	676.7	8.5
Digital	194.0	2.3	189.2	2.2	181.0	2.3
Collectibles	707.5	8.5	636.2	7.4	494.1	6.2
Other(2)	343.5	4.3	414.0	4.8	469.0	5.9
Total	$8,285.3	100.0%	$8,547.1	100.0%	$7,965.0	100.0%

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$150.0	8.5%	$163.1	9.1%	$154.2	11.0%
New video game software	525.6	21.5	590.3	22.9	600.4	24.1
Pre-owned and value video game products	810.4	43.4	977.1	45.5	1,044.1	46.3
Video game accessories	312.5	32.7	255.0	32.5	235.2	34.8
Digital	171.6	88.5	162.4	85.8	155.5	85.9
Collectibles	233.3	33.0	208.2	32.7	171.6	34.7
Other(2)	104.7	30.5	128.8	31.1	138.9	29.6
Total	$2,308.1	27.9%	$2,484.9	29.1%	$2,499.9	31.4%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes the operations of our Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Fiscal 2018 Compared to Fiscal 2017

	Fiscal Year		Change
	2018	2017	$	%
	($ in millions)
Net sales	$8,285.3	$8,547.1	$(261.8)	(3.1)%
Cost of sales	5,977.2	6,062.2	(85.0)	(1.4)
Gross profit	2,308.1	2,484.9	(176.8)	(7.1)
Selling, general and administrative expenses	1,888.6	1,909.6	(21.0)	(1.1)
Depreciation and amortization	105.6	122.3	(16.7)	(13.7)
Goodwill impairments	970.7	—	970.7	—
Asset impairments	45.2	13.8	31.4	227.5
Operating (loss) earnings	(702.0)	439.2	(1,141.2)	(259.8)
Interest expense, net	51.1	55.3	(4.2)	(7.6)
(Loss) earnings from continuing operations before income taxes	(753.1)	383.9	(1,137.0)	(296.2)
Income tax expense	41.7	153.5	(111.8)	(72.8)
Net (loss) income from continuing operations	(794.8)	230.4	(1,025.2)	(445.0)%
Income (loss) from discontinued operations, net of tax	121.8	(195.7)	317.5	(162.2)%
Net (loss) income	$(673.0)	$34.7	$(707.7)	(2,039.5)%

	Net Sales		Change
	Fiscal Year 2018	Fiscal Year 2017	$	%
	($ in millions)
New video game hardware(1)	$1,767.8	$1,791.8	$(24.0)	(1.3)%
New video game software	2,449.7	2,582.0	(132.3)	(5.1)
Pre-owned and value video game products	1,866.3	2,149.6	(283.3)	(13.2)
Video game accessories	956.5	784.3	172.2	22.0
Digital	194.0	189.2	4.8	2.5
Collectibles	707.5	636.2	71.3	11.2
Other(2)	343.5	414.0	(70.5)	(17.0)
Total	$8,285.3	$8,547.1	$(261.8)	(3.1)%

	Gross Profit		Change
	Fiscal Year 2018	Fiscal Year 2017	$	%
	($ in millions)
New video game hardware(1)	$150.0	$163.1	$(13.1)	(8.0)%
New video game software	525.6	590.3	(64.7)	(11.0)
Pre-owned and value video game products	810.4	977.1	(166.7)	(17.1)
Video game accessories	312.5	255.0	57.5	22.5
Digital	171.6	162.4	9.2	5.7
Collectibles	233.3	208.2	25.1	12.1
Other(2)	104.7	128.8	(24.1)	(18.7)
Total	$2,308.1	$2,484.9	$(176.8)	(7.1)%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes the operations of our Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $261.8 million, or 3.1%, in fiscal 2018 compared to fiscal 2017. The decrease in net sales was primarily attributable to fiscal 2017 including 53 weeks compared to 52 weeks in fiscal 2018, the impact of 117 store closures (net of openings), the negative impact of foreign exchange rate fluctuations and a decrease in comparable stores sales of 0.3%. Sales for the 53rd week included in fiscal 2017 were approximately $132.7 million. The decrease in comparable store sales was primarily the result of a decrease in sales of pre-owned and value video game products and new video game software, partially offset by an increase in sales of video game accessories and collectibles.
The decrease in net sales was primarily driven by the following:

•
Pre-owned and value video game product sales decreased $283.3 million, or 13.2%, for fiscal 2018 as compared to fiscal 2017. Pre-owned and value video game product sales for the 53rd week included in fiscal 2017 were approximately $37.7 million. The decrease in fiscal 2018 compared to fiscal 2017 was primarily due to a decline in pre-owned software, partially offset by an increase in sales of pre-owned hardware. The decline in pre-owned software sales is primarily due to fewer new title releases and a decline in new video game software sales in the first six months of fiscal 2018, which affects pre-owned inventory levels, weakening demand as a result of increasing digital adoption, including digital access to older titles, and lower promotional activity in fiscal 2018.

•
New video game software sales decreased $132.3 million, or 5.1%, for fiscal 2018 as compared to fiscal 2017. New video game software sales for the 53rd week included in fiscal 2017 were approximately $36.4 million. The decline was primarily due to weaker new title releases in the first six months of fiscal 2018, which was partially offset by an increase in sales of Nintendo Switch titles due to the expansion of the hardware install base and the increase of new release titles.

The decreases described above were partially offset by the following:

•
Video game accessories increased $172.2 million, or 22.0%, for fiscal 2018 as compared to fiscal 2017, due to growth in sales of audio-related and other accessories primarily associated with the battle royale gaming genre.

•	Collectibles sales increased $71.3 million, or 11.2%, for fiscal 2018 as compared to fiscal 2017, primarily driven by new and improved product offerings.
Cost of Sales
Cost of sales decreased $85.0 million, or 1.4%, in fiscal 2018 compared to fiscal 2017, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $176.8 million, or 7.1%, in fiscal 2018 compared to fiscal 2017, and gross profit as a percentage of net sales decreased to 27.9% in fiscal 2018 compared to 29.1% in fiscal 2017. Gross profit for the 53rd week included in fiscal 2017 was approximately $34.7 million. The decrease in gross profit was primarily driven by decreases of $166.7 million in pre-owned and value video game products and $64.7 million in new video game software, which were partially offset by increases of $57.5 million in video game accessories and $25.1 million in collectibles.
The net decrease in gross profit as a percentage of net sales was primarily due to product mix shift between categories and the following product margin rate variances:

•
Pre-owned and value video game products decreased to 43.4% in fiscal 2018 from 45.5% in fiscal 2017 due to a greater mix of sales of pre-owned hardware, which carry lower gross margin than pre-owned software.

•	New video game software decreased to 21.5% in fiscal 2018 from 22.9% in fiscal 2017, primarily due to higher promotional activity in the fiscal 2018 holiday season.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $21.0 million, or 1.1%, in fiscal 2018 compared to fiscal 2017, primarily due to the impact of the 53rd week in fiscal 2017 and the positive impact of foreign exchange rate fluctuations.
Depreciation and Amortization
Depreciation and amortization expense decreased $16.7 million, or 13.7%, in fiscal 2018 compared to fiscal 2017, primarily due to declining capital expenditures over the past several years.

Goodwill and Asset Impairments
During fiscal 2018, we recognized goodwill impairment charges totaling $970.7 million and asset impairment charges totaling $45.2 million. The impairment charges were primarily the result of a sustained decline in our market capitalization and lower forecasted cash flows. During fiscal 2017, we recognized asset impairment charges of $13.8 million, which was primarily comprised of an $11.0 million impairment of our Simply Mac dealer agreement intangible asset. No goodwill impairment charges were recognized during fiscal 2017. See Note 7, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information.
Income Tax
Income tax expense was $41.7 million, representing an effective tax rate of (5.5)% in fiscal 2018, compared to $153.5 million, representing an effective tax rate of 40.0% in fiscal 2017. The decrease in the effective income tax rate compared to the prior year was primarily driven by non-deductible impairment charges, the settlement of the tax dispute in France, tax reform, revisions to transition taxes and the relative mix of earnings across the jurisdictions within which we operate. See Note 8, "Income Taxes," and Note 12, "Commitments and Contingencies," to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Operating (Loss) Earnings and Net (Loss) Income from Continuing Operations
The factors described above led to an operating loss of $702.0 million for fiscal 2018, compared to operating earnings of $439.2 million for fiscal 2017. Net loss from continuing operations was $794.8 million for fiscal 2018 compared to net income from continuing operations of $230.4 million for fiscal 2017.
Income (Loss) from Discontinued Operations, Net of Tax
On January 16, 2019, we completed the previously announced sale of all of the equity interest in our wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC, a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale totaled $727.9 million, which is subject to customary post-closing adjustments. We recognized a gain on sale of $100.8 million ($65.4 million, net of tax) during fiscal 2018. The historical results of Spring Mobile, including the gain on sale, is reported as discontinued operations. Except for customary post-closing adjustments and transition services, we have no contingencies or continuing involvement with Spring Mobile subsequent to the completion of the sale.
Income from discontinued operations, net of tax, totaled $121.8 million in fiscal 2018 compared to a net loss of $195.7 million in fiscal 2017. Income from discontinued operations, net of tax, in fiscal 2018 includes the gain on sale, net of tax, of $65.4 million. Loss from discontinued operations, net of tax, in fiscal 2017 includes goodwill and asset impairment charges totaling $377.0 million. Refer to Note 2, "Discontinued Operations and Dispositions," to our consolidated financial statements for additional information.
Fiscal 2017 Compared to Fiscal 2016

	Fiscal Year		Change
	2017	2016	$	%
	($ in millions)
Net sales	$8,547.1	$7,965.0	$582.1	7.3%
Cost of sales	6,062.2	5,465.1	597.1	10.9
Gross profit	2,484.9	2,499.9	(15.0)	(0.6)
Selling, general and administrative expenses	1,909.6	1,861.9	47.7	2.6
Depreciation and amortization	122.3	136.7	(14.4)	(10.5)
Asset impairments	13.8	19.6	(5.8)	(29.6)
Operating earnings	439.2	481.7	(42.5)	(8.8)
Interest expense, net	55.3	53.0	2.3	4.3
Earnings from continuing operations before income taxes	383.9	428.7	(44.8)	(10.5)
Income tax expense	153.5	124.2	29.3	23.6
Net income from continuing operations	230.4	304.5	(74.1)	(24.3)
(Loss) income from discontinued operations, net of tax	(195.7)	48.7	(244.4)	(501.8)
Net income	$34.7	$353.2	$(318.5)	(90.2)%

	Net Sales		Change
	Fiscal Year 2017	Fiscal Year 2016	$	%
	($ in millions)
New video game hardware(1)	$1,791.8	$1,396.7	$395.1	28.3%
New video game software	2,582.0	2,493.4	88.6	3.6
Pre-owned and value video game products	2,149.6	2,254.1	(104.5)	(4.6)
Video game accessories	784.3	676.7	107.6	15.9
Digital	189.2	181.0	8.2	4.5
Collectibles	636.2	494.1	142.1	28.8
Other(2)	414.0	469.0	(55.0)	(11.7)
Total	$8,547.1	$7,965.0	$582.1	7.3%

	Gross Profit		Change
	Fiscal Year 2017	Fiscal Year 2016	$	%
	($ in millions)
New video game hardware(1)	$163.1	$154.2	$8.9	5.8%
New video game software	590.3	600.4	(10.1)	(1.7)
Pre-owned and value video game products	977.1	1,044.1	(67.0)	(6.4)
Video game accessories	255.0	235.2	19.8	8.4
Digital	162.4	155.5	6.9	4.4
Collectibles	208.2	171.6	36.6	21.3
Other(2)	128.8	138.9	(10.1)	(7.3)
Total	$2,484.9	$2,499.9	$(15.0)	(0.6)%
___________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes the operations of our Simply Mac stores and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales increased $582.1 million, or 7.3%, in fiscal 2017 compared to fiscal 2016. Sales for the 53rd week included in fiscal 2017 were approximately $132.7 million. The increase in net sales was primarily attributable to an increase in comparable store sales of 5.8% compared to the prior year and the positive impact of foreign exchange rate fluctuations of $104.6 million. The increase in comparable store sales was primarily the result of an increase in sales of new video game hardware, collectibles, video game accessories and new video game software. The increase in sales in collectibles are a result of the Company's diversification strategy. These increases were partially offset by a decrease in sales in pre-owned and value video game products.
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

Cost of Sales
Cost of sales increased $597.1 million, or 10.9%, in fiscal 2017 compared to fiscal 2016, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $15.0 million, or 0.6%, in fiscal 2017 compared to fiscal 2016, and gross profit as a percentage of net sales decreased to 29.1% in fiscal 2017 compared to 31.4% in fiscal 2016. The decrease in gross profit was driven by decreases of $67.0 million in pre-owned and value video game products and $10.1 million in new video game software, partially offset by increases of $36.6 million in collectibles and $19.8 million in video game accessories.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $47.7 million, or 2.6%, in fiscal 2017 compared to fiscal 2016. The increase was primarily due to the impact of the 53rd week in fiscal 2017 and the negative impact of foreign exchange rate fluctuations.
Depreciation and Amortization
Depreciation and amortization expense decreased $14.4 million, or 10.5%, in fiscal 2017 compared to fiscal 2016, primarily due to certain corporate assets being fully depreciated and certain intangible assets being fully amortized.
Asset Impairments
During fiscal 2017, we recorded asset impairment charges of $13.8 million, primarily associated with the impairment of Simply Mac's dealer agreement intangible asset. In fiscal 2016, we recognized asset impairment charges primarily consisting of a $7.4 million impairment of our Micromania trade name intangible asset, and a $7.0 million impairment to our Simply Mac dealer agreement intangible asset and $5.2 million impairment to store-level property and equipment . The Micromania trade name is associated with our operations in France.
Income Tax
Income tax expense was $153.5 million, representing an effective tax rate of 40.0% in fiscal 2017, compared to $124.2 million, representing an effective tax rate of 29.0% in fiscal 2016. The increase in the effective income tax rate compared to the prior year was primarily driven by tax reform, the impairment of goodwill, changes in uncertain tax positions and the relative mix of earnings across the jurisdictions in which we operate. Refer to Note 8, "Income Taxes," to our consolidated financial statements for additional information.
Operating Earnings and Net Income from Continuing Operations
The factors described above led to operating earnings of $439.2 million for fiscal 2017, or an 8.8% decrease from operating earnings of $481.7 million for fiscal 2016. Additionally, net income from continuing operations was $230.4 million for fiscal 2017, which represented a 24.3% decrease from net income from continuing operations of $304.5 million for fiscal 2016. The impact of the 53rd week in fiscal 2017 was an increase to operating earnings of approximately $12.0 million.

SEGMENT PERFORMANCE
We report our business in four geographic segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of the Video Game Brands segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products). These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
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
Operating earnings (loss) by operating segment, defined as income from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable segment in U.S. dollars were as follows (in millions):

As of and for the Fiscal Year Ended February 2, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$5,800.2	$434.5	$645.4	$1,405.2	$8,285.3
Goodwill impairments	$795.6	$28.8	$66.4	$79.9	$970.7
Operating loss	$(533.9)	$(19.3)	$(46.5)	$(102.3)	$(702.0)
Segment Operating data:
Store count	3,846	311	462	1,211	5,830
Comparable store sales	1.8%	3.1%	(3.4)%	(7.7)%	(0.3)%

As of and for the Fiscal Year Ended February 3, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$5,876.0	$434.9	$702.2	$1,534.0	$8,547.1
Operating earnings	$332.8	$18.5	$34.9	$53.0	$439.2
Segment Operating data:
Store count	3,912	321	467	1,247	5,947
Comparable store sales	4.3%	10.0%	8.2%	9.5%	5.8%

As of and for the Fiscal Year Ended January 28, 2017	United States	Canada	Australia	Europe	Consolidated
Net sales	$5,660.0	$382.0	$609.5	$1,313.5	$7,965.0
Operating earnings	$398.4	$22.4	$34.9	$26.0	$481.7
Segment Operating data:
Store count	4,063	322	464	1,283	6,132
Comparable store sales	(13.5)%	(12.6)%	(2.0)%	(2.7)%	(11.0)%
Fiscal 2018 Compared to Fiscal 2017
Video Game Brands
United States
Segment results for the United States include retail operations in 50 states and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; Simply Mac; Kongregate, a web and mobile gaming platform which we sold in July 2017; and Cricket Wireless, which we sold in January 2018. Net sales for fiscal 2018 decreased $75.8 million, or 1.3%, compared to fiscal 2017, primarily due to the impact of the 53rd week in fiscal 2017 of approximately $91.1 million, the impact of 66 store closures (net of openings) and the divestiture of our Cricket Wireless stores in January 2018; which were partially offset by a 1.8% increase in comparable store sales. The increase in comparable store sales was primarily driven by increases in sales of video game accessories, new video game hardware and collectibles. These increases were partially offset by decreases in sales of pre-owned and value video game products and new video game software.

The operating loss for fiscal 2018 was $533.9 million compared to operating earnings of $332.8 million for fiscal 2017. The operating loss in fiscal 2018 includes goodwill impairment charges totaling $795.6 million and an intangible asset charge of $11.2 million. Excluding these impairment charges, operating earnings would have declined to $272.9 million for fiscal 2018, primarily as a result of the decline in net sales and gross margin, which were partially offset by lower SG&A expense. The decline in gross margin is primarily due to a shift in sales mix to lower margin categories and higher promotional activity in fiscal 2018.
Canada
Segment results for Canada include retail and e-commerce in Canada. Net sales of $434.5 million for fiscal 2018 was essentially flat compared to net sales of $434.9 million in fiscal 2017. Comparable store sales increased by 3.1%, which was offset by the negative impact of foreign exchange rate fluctuations of $9.2 million and the impact of the 53rd week in fiscal 2017 of approximately $6.4 million. The increase in comparable store sales was primarily driven by increases in sales of collectibles and video game accessories, partially offset by a decline in sales of pre-owned and value video game products and new video game hardware. The operating loss for fiscal 2018 was $19.3 million compared to operating earnings of $18.5 million for fiscal 2017. The operating loss for fiscal 2018 includes goodwill impairment charges totaling $28.8 million. Excluding the goodwill impairment charge, operating earnings would have declined to $9.5 million for fiscal 2018, primarily as a result of a decline in gross profit due to a shift in sales mix to lower margin categories and higher SG&A driven by government-mandated pay increases.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for fiscal 2018 decreased $56.8 million, or 8.1%, compared to fiscal 2017. The decrease in net sales was primarily the result of the negative impact of foreign exchange rate fluctuations of $30.6 million, the decrease in comparable store sales of 3.4% and the impact of the 53rd week in fiscal 2017 of approximately $10.1 million. The decrease in comparable store sales was primarily driven by decreases in the sales of new video game software, new video game hardware, collectibles and pre-owned and value video game products; partially offset by an increase in sales of video game accessories. The operating loss for fiscal 2018 was $46.5 million compared to operating earnings of $34.9 million for fiscal 2017. The operating loss for fiscal 2018 includes goodwill impairment charges totaling $66.4 million. Excluding the goodwill impairment charge, operating earnings would have declined to $19.9 million for fiscal 2018, primarily as a result of the decline in net sales.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales for fiscal 2018 decreased $128.8 million, or 8.4%, compared to fiscal 2017, primarily due to the 7.7% decrease in comparable store sales and the impact of the 53rd week in fiscal 2017 of approximately $25.1 million, partially offset by the positive impact of foreign exchange rate fluctuations of $13.6 million. The decrease in comparable store sales was primarily driven by decreases in sales of new video game hardware, new video game software and pre-owned and value video game products, partially offset by an increase in collectibles sales. The operating loss for fiscal 2018 was $102.3 million compared to operating earnings of $53.0 million for fiscal 2017. The operating loss for fiscal 2018 includes goodwill impairment charges totaling $79.9 million, an intangible asset impairment charge of $31.9 million and the write-off of an investment asset of $6.8 million. Excluding these charges, operating earnings would have declined to $16.3 million for fiscal 2018, primarily as a result of the decline in net sales and higher SG&A expense driven by government-mandates pay increases.
Fiscal 2017 Compared to Fiscal 2016
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states and Guam, the electronic commerce websites www.gamestop.com and www.thinkgeek.com, Game Informer magazine; Simply Mac; Kongregate, a web and mobile gaming platform which we sold in July 2017; and Cricket Wireless, which we sold in January 2018. Net sales for fiscal 2017 increased $216.0 million, or 3.8%, compared to fiscal 2016, primarily due to the 4.3% increase in comparable store sales and the impact of the 53rd week in fiscal 2017 of approximately $91.1 million. The increase in comparable store sales was primarily driven by the launch of the Nintendo Switch as well as increases in sales of collectibles and video game accessories. These increases were partially offset by a decrease of sales in pre-owned and value video game products. Operating earnings for fiscal 2017 decreased $65.6 million compared to fiscal 2016, primarily driven by declines in gross margin due to a shift in product mix from higher margin pre-owned products to lower margin products, such as hardware, and declines in gross margin rates in several product categories as described previously.

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
LIQUIDITY AND CAPITAL RESOURCES
Overview
In September 2018, we announced that our Board of Directors was conducting a comprehensive review of strategic and financial alternatives to enhance stockholder value, including, but not limited to, a potential sale of the Company. On January 29, 2019, we announced that our Board of Directors terminated its efforts to pursue a sale of the Company. As of April 2, 2019, our Board of Directors has concluded its formal review of strategic and financial alternatives. In connection with this review, we have taken the following actions:

•	On January 16, 2019, we completed the sale of Spring Mobile for cash proceeds of $727.9 million, net of transaction costs and preliminary adjustments;

•
On March 4, 2019, we announced that our Board of Directors approved a new $300.0 million share repurchase authorization to replace the previous share repurchase authorization, which had $170.2 million remaining; and

•	We issued a notice of redemption to redeem all of our $350.0 million unsecured senior notes due October 2019. The redemption date will be April 4, 2019, and we expect to use cash on hand.
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
As of February 2, 2019, we had total cash on hand of $1.6 billion and an additional $385.1 million of available borrowing capacity under our revolving credit facility. Our cash on hand attributable to foreign operations totaled $288.6 million as of February 2, 2019. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use in the United States.
Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our $420.0 million asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, capital expenditures, store openings and remodeling activities and corporate capital allocation programs, share and debt repurchases and the payment of dividends (if any) declared by the Board of Directors, for at least the next 12 months.

Cash Flows
During fiscal 2018, cash provided by operations was $325.1 million, compared to cash provided by operations of $434.9 million in fiscal 2017. The decrease in cash provided by operations of $109.8 million was primarily due to lower earnings, adjusted for non-cash items, in fiscal 2018 compared to the prior year.
During fiscal 2017, cash provided by operations was $434.9 million, compared to cash provided by operations of $537.1 million in fiscal 2016. The decrease in cash provided by operations of $102.2 million from fiscal 2016 to fiscal 2017 was primarily due to the timing of vendor payments and lower earnings in fiscal 2017.
Cash provided by investing activities was $635.5 million in fiscal 2018 compared to cash used in investing activities of $60.6 million in fiscal 2017 and $577.4 million in fiscal 2016. The increase in cash provided by investing activities in fiscal 2018 compared to fiscal 2017 was primarily due to the $727.9 million in proceeds from the sale of Spring Mobile. The decrease in cash used in investing activities in fiscal 2017 compared to 2016 was due to lower acquisition activity and $55.0 million in proceeds from the sale of Kongregate in fiscal 2017. Cash paid for acquisitions totaled $8.5 million in fiscal 2017 and $441.2 million in fiscal 2016 of which the significant majority was related to the Spring Mobile business. We had no acquisitions in fiscal 2018. Capital expenditures totaled $93.7 million, $113.4 million and $142.7 million in fiscal 2018, fiscal 2017 and fiscal 2016, respectively.
In fiscal 2018, our financing activities were a net cash outflow of $174.7 million consisting primarily of dividends paid of $157.4 million and repayment of acquisition-related debt of $12.2 million. The cash flows used in financing activities in fiscal 2017 consisted primarily of dividends paid of $155.2 million, the settlement of share repurchases of $22.0 million that were initiated in fiscal 2016 and repayment of acquisition-related debt of $21.8 million. The cash flows provided by financing activities in fiscal 2016 primarily consisted of $466.9 million in proceeds, net of financing costs, from the issuance of our 2021 Senior Notes, partially offset by dividends paid of $155.5 million and share repurchases of $63.1 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Amended Revolver. As of February 2, 2019, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of February 2, 2019, total availability under the Revolver was $385.1 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million.
In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes," and together with the 2021 Senior Notes, the “Senior Notes”). Interest is payable semi-annually in arrears on April 1 and October 1 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. On March 4, 2019, we issued a notice of redemption to redeem all of our $350.0 million unsecured senior notes due October 2019. The redemption date will be April 4, 2019 and the redemption price will be equal to $1,000 per $1,000 principal amount of the 2019 Senior Notes, representing 100.0% of the aggregate principal amount being redeemed, plus accrued but unpaid interest. We expect to use cash on hand for the redemption of the 2019 Senior Notes.
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
See Note 10, “Debt,” to our consolidated financial statements for additional information related to our Revolver and Senior Notes.

Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 2, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.4 million.
Share Repurchase Program
From time to time, we have repurchased our common shares through open market transactions under share repurchase authorizations approved by our Board of Directors. We have not repurchased any shares of common stock since fiscal 2016. Our share repurchase authorizations do not require us to acquire any specific number of shares and may be terminated at any time. Shares repurchased have been subsequently retired. On March 4, 2019, our Board of Directors approved a new share repurchase authorization allowing our management to repurchase up to $300 million of our Class A Common Stock with no expiration date. The new share repurchase authorization replaces the previous share repurchase authorization, which had $170.2 million remaining. We did not repurchase shares during fiscal 2018 or fiscal 2017. Share repurchase activity for fiscal 2016 is as follows (in millions, except for per share data):

Fiscal Year 2016
Total number of shares purchased	3.0
Average price per share	$24.94
Aggregate value of shares purchased	$75.1
Dividends
We paid cash dividends of $157.4 million, $155.2 million and $155.5 million in fiscal 2018, 2017 and 2016. On March 4, 2019, our Board of Directors authorized a quarterly cash dividend of $0.38 per share of Class A Common Stock. The first quarterly dividend of fiscal 2019 was paid on March 29, 2019 to stockholders of record on March 15, 2019. Future dividends will be subject to approval by our Board of Directors. Our payment of dividends is and will continue to be restricted by or subject to, among other limitations, applicable provisions of federal and state laws, our earnings and various business considerations, including our financial condition, results of operations, cash flow, the level of our capital expenditures, our future business prospects, our status as a holding company and such other matters that our Board of Directors deems relevant. In addition, the terms of the senior credit facility and of the indentures governing our Senior Notes restrict our ability to pay dividends under certain circumstances as stated above. See Note 10, "Debt," to our consolidated financial statements for further information regarding our Senior Notes.
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of February 2, 2019 (in millions):

	Payments Due by Period
	Total	Less Than 1 Year	1-3 Years	3-5 Years	More Than 5 Years
Operating leases	$947.0	$296.2	$357.8	$176.8	$116.2
Purchase obligations(1)	595.8	595.7	0.1	—	—
2019 Senior Notes	350.0	350.0	—	—	—
2021 Senior Notes	475.0	—	475.0	—	—
Interest payments on senior notes	99.4	51.3	48.1	—	—
Total(2)	$2,467.2	$1,293.2	$881.0	$176.8	$116.2
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
As of February 2, 2019, we had $17.7 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 8, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores.

As of February 2, 2019, we had standby letters of credit outstanding in the amount of $7.2 million and had bank guarantees outstanding in the amount of $24.1 million, $8.1 million of which are cash collateralized.
OFF-BALANCE SHEET ARRANGEMENTS
Other than operating leases entered into in the normal course of business, we had no material off-balance sheet arrangements as of February 2, 2019.
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
Potential Impact if Results Differ. Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at February 2, 2019 would have affected net earnings by approximately $2.6 million in fiscal 2018.
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
Potential Impact if Results Differ. Although we consider our advertising and marketing programs to be effective, we do not believe that we would be able to incur the same level of advertising expenditures if the vendors decreased or discontinued their allowances. Additionally, if actual results are not consistent with our estimated deferrals and sell-through rates, we may be exposed to additional adjustments that could materially impact our gross profit rates and inventory balances. A 10% difference in our vendor allowances deferral at February 2, 2019 would have affected net earnings by approximately $1.8 million in fiscal 2018.

Customer Liabilities
Estimate Description. Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in our stores and on some of our websites that can be redeemed for rewards and discounts. We allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration. The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated amount of points that will never be redeemed, which is a concept known in the retail industry as "breakage."
Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer and recognize estimated breakage on gift cards in proportion to historical redemption patterns, regardless of the age of the unredeemed gift cards.
Judgment and/or Uncertainty. The two primary estimates utilized to record the balance sheet liability for loyalty points earned by members are the estimated redemption rate and the estimated weighted-average retail price per point redeemed. We use historical redemption rates experienced under our loyalty program as a basis for estimating the ultimate redemption rate of points earned. The estimated retail price per point is based on the actual historical retail prices of product purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates. A weighted-average retail price per point redeemed is used to estimate the value of our deferred revenue associated with loyalty points. The weighted-average retail price per point redeemed is based on our most recent actual loyalty point redemptions and is adjusted as appropriate for recent changes in redemption values, including the mix of rewards redeemed. Our estimate of the amount and timing of gift card redemptions is based primarily on historical transaction experience.
Potential Impact if Results Differ. We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at February 2, 2019, in each case, would have affected net earnings by approximately $3.4 million in fiscal 2018. A 10% change in our gift card breakage rate at February 2, 2019 would have affected net earnings by approximately $13.9 million in fiscal 2018.
Goodwill
Estimate Description. Goodwill results from acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. Our annual test is completed as of the beginning of the fourth fiscal quarter, and interim tests are conducted when circumstances indicate the carrying value of the goodwill may not be recoverable. As of February 2, 2019, our goodwill totaled $363.9 million. See Note 7, "Goodwill and Intangible Assets," to our consolidated financial statements for the allocation of our goodwill balance by reporting unit. In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess.
Based on the results of our impairment tests performed in fiscal 2018, we recognized goodwill impairment charges totaling $795.6 million, $28.8 million, $66.4 million and $79.9 million for the United States, Canada, Australia and Europe segments, respectively. As of February 2, 2019, the United States is the only remaining segment with goodwill. The impairment charges were primarily the result of a sustained decline in our market capitalization and lower forecasted cash flows. See Note 7, "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.
Judgment and/or Uncertainty. Considerable management judgment is necessary to estimate the fair value of our reporting units. The discounted cash flows analyses utilize a five- to seven-year cash flow projection with a terminal value, which are discounted using a risk-adjusted weighted-average cost of capital. The projected cash flows include numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures, all of which are derived from our long-term financial forecasts. The projected sales trends include estimates related to the growth rate of the digital distribution of new video game software. In addition, we corroborate the aggregate fair value of our reporting units with our market capitalization, which may impact certain assumptions in our discounted cash flows analyses.

Potential Impact if Results Differ. Variations in any of the assumptions used in the discounted cash flow analyses may arrive at different estimated fair values that could result in a material impairment charge. Assuming all other factors unchanged, a 10% decrease in the projected net cash flows in our United States segment would result in additional impairment charges of approximately $50 million. Alternatively, assuming all other factors unchanged, an increase of 250 basis points to the discount rates utilized in the test of our United States segment would result in an additional impairment charge of approximately $10 million. Sustained declines in our stock price and related market capitalization could impact key assumptions and the estimated fair values of our reporting units that could result in material goodwill impairment charges. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results, our assumptions or in our stock price.
Indefinite-lived Intangible Assets
Estimate Description. Indefinite-lived intangible assets were recorded as a result of acquisitions and primarily consist of the Micromania trade name. As this intangible asset is expected to contribute to cash flows indefinitely, it is not subject to amortization. We assess our indefinite-lived intangible assets for impairment at least annually and whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Our test is completed as of the beginning of the fourth quarter each fiscal year or whenever there are indicators that the indefinite-lived intangible assets may be impaired.
We value our trade names using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As of February 2, 2019, our indefinite-lived intangible assets totaled $8.8 million.
As a result of our fiscal 2018 impairment tests, we recognized an impairment charge of $31.9 million associated with our Micromania trade name. The impairment charge was primarily the result of increases in discount rate assumptions, consistent with those utilized in the valuation of our segments for goodwill impairment testing. See Note 7, "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.
Judgment and/or Uncertainty. In valuing our trade names, we are required to make certain assumptions regarding future cash flow projections to ensure that such projections represent reasonable market participant assumptions, to which an assumed marked-based royalty rate is applied. Additionally, management judgment is necessary in selecting an appropriate discount rate which is reflective of the inherent risk of holding a standalone intangible asset.
Potential Impact if Results Differ. Regarding our Micromania trade name, assuming all other factors unchanged, a 10% decline in sales in each forecast period, including the terminal period, would not result in an additional impairment charge. Alternatively, assuming all other factors unchanged, an increase of 250 basis points to the discount rate utilized in the test of Micromania trade name would not result in an additional impairment charge either. We can provide no assurance that we will not have impairment charges in future periods as a result of changes in our operating results or our assumptions.
Income Taxes
Estimate Description. We account for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $17.7 million as of February 2, 2019.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Our valuation allowance was $32.9 million as of February 2, 2019. See Note 8, "Income Taxes" to our consolidated financial statements for further information regarding income taxes.
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
On December 22, 2017, the U.S. government passed the Tax Cuts and Jobs Act, significantly changing income tax law that affects U.S corporations. Key changes included a corporate tax rate reduction from 35 percent to 21 percent effective January 1, 2018, expensing of certain qualified property, significant changes to the U.S international tax system such as a one-time transition tax on accumulated foreign earnings, and how foreign earnings are subject to U.S. tax. We are required to recognize the effects of the tax law changes in the period of enactment, including the determination of the transition tax and the re-measurement of deferred taxes as well as to re-assess the realizability of our deferred tax assets. Subsequent to the enactment of the Tax Act, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act ("SAB 118"), which allows companies to record provisional amounts related to the effects of the Tax Act during a measurement period not to extend beyond one year of the enactment date. We have since completed our analysis of the income tax effects of the Tax Act. Our provisional estimates were reduced by $22.7 million during the measurement period defined under SAB 118, based upon our analysis of our data and tax positions along with the new guidance from regulators and interpretations of the law.
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
Foreign Currency Risk
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. For the fiscal year ended February 2, 2019, we recognized a $9.6 million gain in selling, general and administrative expenses related to derivative instruments. The aggregate fair value of the foreign currency contracts as of February 2, 2019 was a net liability of $0.2 million as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of February 2, 2019 would result in a gain of $5.9 million or a loss of $4.8 million in value of the forwards, options and swaps.
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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were not effective because of the material weaknesses described below.
Notwithstanding the material weaknesses described below in Management’s Annual Report on Internal Control Over Financial Reporting, management, including the principal executive officer and principal financial officer, believes that the consolidated financial statements included in this Annual Report on Form 10-K fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with GAAP.
A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 2, 2019, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as (COSO). Based on such evaluation, the company’s management concluded that as of February 2, 2019, the Company’s internal control over financial reporting was not effective due to the material weaknesses described below.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.
We have identified design and operating effectiveness deficiencies that constitute a material weakness in the principles associated with the control activities component of the COSO framework. These control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, (ii) selecting and developing control activities over information technology that contribute to the mitigation of risks and support achievement of objectives and (iii) deploying information technology control activities through policies that establish what is expected and procedures that put policies into action. Specifically, these control deficiencies primarily relate to end-user and privileged access to certain information technology systems that support our financial reporting process. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information generated from the affected information technology systems were also deemed ineffective. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 2, 2019. Deloitte & Touche LLP’s opinion, as stated in their report which appears on page F-2 of this Annual Report on Form 10-K, is consistent with management’s report on internal control over financial reporting as set forth above.
Remediation
Our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated, including establishing and improving policies, procedures and control activities primarily associated with end-user and privileged access to certain information technology systems that support our financial reporting process.
We believe that these actions will remediate the material weaknesses. The material weaknesses will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2019.
As we implement these remediation efforts, we may determine that additional steps may be necessary to remediate the material weaknesses. We cannot provide assurance that these remediation efforts will be successful or that our internal control over financial reporting will be effective in accomplishing all control objectives all of the time. We will continue to assess the effectiveness of our remediation efforts in connection with our evaluations of internal control over financial reporting.
Changes in Internal Control Over Financial Reporting
Except for identification of the material weaknesses described above, there were no changes during the quarter ended February 2, 2019, in our internal control over financial reporting (as defined in Rules 13a-15(f) or 15d-15(f) of the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of February 2, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, because of the effect of the material weaknesses identified below on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO. We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52 week period ended February 2, 2019, of the Company and our report dated April 2, 2019, expressed an unqualified opinion on those financial statements.
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
Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in management's assessment:

Design and operating effectiveness deficiencies that constitute a material weakness in the principles associated with the control activities component of the COSO framework. These control deficiencies constitute material weaknesses, either individually or in the aggregate, relating to: (i) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, (ii) selecting and developing control activities over information technology that contribute to the mitigation of risks and support achievement of objectives and (iii) deploying information technology control activities through policies that establish what is expected and procedures that put policies into action. Specifically, these control deficiencies primarily relate to end-user and privileged access to certain information technology systems that support the financial reporting process. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information generated from the affected information technology systems were also deemed ineffective.

These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the consolidated financial statements as of and for the 52 week period ended February 2, 2019, of the Company, and this report does not affect our report on such financial statements.

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
April 2, 2019

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
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2019 Annual Meeting of Stockholders to be held on or around June 25, 2019 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
The following financial statement schedule for the 52 weeks ended February 2, 2019, 53 weeks ended February 3, 2018 and the 52 weeks ended January 28, 2017 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended February 2, 2019, 53 weeks ended February 3, 2018 and the 52 weeks ended January 28, 2017:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries (2)	Balance at End of Period
	(In millions)
Inventory Reserve(3)
52 Weeks Ended February 2, 2019	$59.2	$50.1	$46.7	$(86.6)	$69.4
53 Weeks Ended February 3, 2018	$59.0	$57.3	$50.7	$(107.8)	$59.2
52 Weeks Ended January 28, 2017	$61.5	$47.5	$49.6	$(99.6)	$59.0
Valuation Allowance for Deferred Tax Assets
52 Weeks Ended February 2, 2019	$36.9	$—	$—	$(4.0)	$32.9
53 Weeks Ended February 3, 2018	$39.4	$3.6	$—	$(6.1)	$36.9
52 Weeks Ended January 28, 2017	$18.8	$20.9	$—	$(0.3)	$39.4
___________________

(1)	Consists primarily of amounts received from vendors for defective allowances.

(2)	The 52 weeks ended February 2, 2019 includes the disposition of $3.6 million of Spring Mobile inventory reserves as of the date of the sale.

(3)	Includes inventory reserve activity related to Spring Mobile. Spring Mobile was sold in January 2019.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ SHANE S. KIM
Shane S. Kim
Interim Chief Executive Officer and Director
Date: April 2, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ SHANE S. KIM	Interim Chief Executive Officer and Director	April 2, 2019
Shane S. Kim	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	April 2, 2019
Daniel A. DeMatteo

/s/ ROBERT A. LLOYD	Chief Operating Officer and Chief Financial Officer	April 2, 2019
Robert A. Lloyd	(Principal Financial Officer)

/s/ TROY W. CRAWFORD	Senior Vice President, Chief Accounting Officer	April 2, 2019
Troy W. Crawford	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	April 2, 2019
Jerome L. Davis

/s/ THOMAS N. KELLY JR.	Director	April 2, 2019
Thomas N. Kelly Jr.

/s/ STEVEN R. KOONIN	Director	April 2, 2019
Steven R. Koonin

/s/ CARRIE W. TEFFNER	Director	April 2, 2019
Carrie W. Teffner

/s/ GERALD R. SZCZEPANSKI	Director	April 2, 2019
Gerald R. Szczepanski

/s/ KATHY P. VRABECK	Director	April 2, 2019
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	April 2, 2019
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of February 2, 2019 and February 3, 2018, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the 52 week period ended February 2, 2019, 53 week period ended February 3, 2018 and 52 week period ended January 28, 2017, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 2, 2019 and February 3, 2018, and the results of its operations and its cash flows for each of the 52 week period ended February 2, 2019, 53 week period ended February 3, 2018 and 52 week period ended January 28, 2017, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 2, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated April 2, 2019, expressed an adverse opinion on the Company’s internal control over financial reporting because of material weaknesses.
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
April 2, 2019

We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	February 2, 2019	February 3, 2018
ASSETS
Current assets:
Cash and cash equivalents	$1,624.4	$854.2
Receivables, net	134.2	138.6
Merchandise inventories, net	1,250.5	1,250.3
Prepaid expenses and other current assets	118.6	115.2
Assets held for sale	—	660.1
Total current assets	3,127.7	3,018.4
Property and equipment:
Land	18.7	19.9
Buildings and leasehold improvements	638.2	651.8
Fixtures and equipment	900.2	914.6
Total property and equipment	1,557.1	1,586.3
Less accumulated depreciation	1,235.8	1,235.3
Property and equipment, net	321.3	351.0
Deferred income taxes	147.3	158.2
Goodwill	363.9	1,350.5
Other intangible assets, net	33.5	92.5
Other noncurrent assets	50.6	71.0
Total noncurrent assets	916.6	2,023.2
Total assets	$4,044.3	$5,041.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,051.9	$892.3
Accrued liabilities	752.8	950.1
Income taxes payable	27.2	37.5
Current portion of debt, net	349.2	—
Liabilities held for sale	—	50.9
Total current liabilities	2,181.1	1,930.8
Deferred income taxes	0.1	5.0
Long-term debt, net	471.6	817.9
Other long-term liabilities	55.3	73.4
Total long-term liabilities	527.0	896.3
Total liabilities	2,708.1	2,827.1
Commitments and contingencies (Notes 8, 11 and 12)
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 102.0 and 101.3 shares issued, 102.0 and 101.3 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	27.7	22.1
Accumulated other comprehensive (loss) income	(54.3)	12.2
Retained earnings	1,362.7	2,180.1
Total stockholders' equity	1,336.2	2,214.5
Total liabilities and stockholders’ equity	$4,044.3	$5,041.6
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2018	2017	2016
Net sales	$8,285.3	$8,547.1	$7,965.0
Cost of sales	5,977.2	6,062.2	5,465.1
Gross profit	2,308.1	2,484.9	2,499.9
Selling, general and administrative expenses	1,888.6	1,909.6	1,861.9
Depreciation and amortization	105.6	122.3	136.7
Goodwill impairments	970.7	—	—
Asset impairments	45.2	13.8	19.6
Operating (loss) earnings	(702.0)	439.2	481.7
Interest income	(5.7)	(1.5)	(0.8)
Interest expense	56.8	56.8	53.8
(Loss) earnings from continuing operations before income taxes	(753.1)	383.9	428.7
Income tax expense	41.7	153.5	124.2
Net (loss) income from continuing operations	(794.8)	230.4	304.5
Income (loss) from discontinued operations, net of tax	121.8	(195.7)	48.7
Net (loss) income	$(673.0)	$34.7	$353.2

Basic (loss) earnings per share:
Continuing operations	$(7.79)	$2.27	$2.94
Discontinued operations	1.19	(1.93)	0.47
Basic (loss) earnings per share	$(6.59)	$0.34	$3.42

Diluted (loss) earnings per share:
Continuing operations	$(7.79)	$2.27	$2.93
Discontinued operations	1.19	(1.93)	0.47
Diluted (loss) earnings per share	$(6.59)	$0.34	$3.40

Weighted-average shares outstanding:
Basic	102.1	101.4	103.4
Diluted	102.1	101.5	103.8

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year
	2018	2017	2016
Net (loss) income	$(673.0)	$34.7	$353.2
Other comprehensive income (loss):
Foreign currency translation adjustments	(63.4)	59.5	41.5
Reclassification of realized gain on foreign currency translation adjustments, net of tax of $0	(3.1)	—	—
Total comprehensive (loss) income	$(739.5)	$94.2	$394.7

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 31, 2016	103.3	$0.1	$—	$(88.8)	$2,169.7	$2,081.0
Net income	—	—	—	—	353.2	353.2
Foreign currency translation	—	—	—	41.5	—	41.5
Dividends declared, $1.48 per common share	—	—	—	—	(155.1)	(155.1)
Stock-based compensation	—	—	17.8	—	—	17.8
Repurchases of common stock	(3.0)	—	(8.6)	—	(66.5)	(75.1)
Settlement of stock-based awards (including tax deficiency of $0.8)	0.7	—	(9.2)	—	—	(9.2)
Balance at January 28, 2017	101.0	0.1	—	(47.3)	2,301.3	2,254.1
Net income	—	—	—	—	34.7	34.7
Foreign currency translation	—	—	—	59.5	—	59.5
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation	—	—	25.6	—	—	25.6
Settlement of stock-based awards	0.3	—	(3.5)	—	—	(3.5)
Balance at February 3, 2018	101.3	0.1	22.1	12.2	2,180.1	2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net loss	—	—	—	—	(673.0)	(673.0)
Foreign currency translation	—	—	—	(66.5)	—	(66.5)
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation	—	—	10.7	—	—	10.7
Settlement of stock-based awards	0.7	—	(5.1)	—	—	(5.1)
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2018	2017	2016
Cash flows from operating activities:
Net (loss) income	$(673.0)	$34.7	$353.2
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities:
Depreciation and amortization (including amounts in cost of sales)	126.9	151.9	166.7
Provision for inventory reserves	57.3	59.1	48.6
Goodwill and asset impairments	1,015.9	395.1	33.8
Stock-based compensation expense	10.7	25.6	17.8
Deferred income taxes	(4.1)	(107.9)	(37.2)
Excess tax benefits related to stock-based awards	—	—	0.8
Loss on disposal of property and equipment	2.0	8.5	10.4
Gain on divestiture	(100.8)	(6.4)	—
Other	(36.2)	(34.2)	(33.1)
Changes in operating assets and liabilities:
Receivables, net	(34.4)	35.7	(43.9)
Merchandise inventories	(44.7)	(256.3)	14.7
Prepaid expenses and other current assets	2.2	(1.2)	(11.4)
Prepaid income taxes and income taxes payable	(18.7)	(24.7)	(49.1)
Accounts payable and accrued liabilities	17.1	169.8	64.1
Changes in other long-term liabilities	4.9	(14.8)	1.7
Net cash flows provided by operating activities	325.1	434.9	537.1
Cash flows from investing activities:
Purchase of property and equipment	(93.7)	(113.4)	(142.7)
Acquisitions, net of cash acquired	—	(8.5)	(441.2)
Proceeds from divestiture, net of cash sold	727.9	58.5	—
Other	1.3	2.8	6.5
Net cash flows provided by (used in) investing activities	635.5	(60.6)	(577.4)
Cash flows from financing activities:
Repayment of acquisition-related debt	(12.2)	(21.8)	(0.4)
Repurchase of common shares	—	(22.0)	(63.1)
Dividends paid	(157.4)	(155.2)	(155.5)
Proceeds from senior notes	—	—	475.0
Borrowings from the revolver	154.0	373.0	545.0
Repayments of revolver borrowings	(154.0)	(373.0)	(545.0)
Payments of financing costs	—	—	(8.1)
Issuance of common stock, net of share repurchases for withholding taxes	(5.1)	(3.5)	(8.4)
Excess tax benefits related to stock-based awards	—	—	(0.8)
Net cash flows (used in) provided by financing activities	(174.7)	(202.5)	238.7
Exchange rate effect on cash and cash equivalents and restricted cash	(24.7)	28.0	21.1
Decrease (increase) in cash held for sale	10.2	(5.4)	(2.2)
Increase in cash and cash equivalents	771.4	194.4	217.3
Cash and cash equivalents and restricted cash at beginning of period	869.1	674.7	457.4
Cash and cash equivalents and restricted cash at end of period	$1,640.5	$869.1	$674.7
SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$53.5	$53.4	$38.0
Income taxes paid	$122.9	$168.3	$230.1
See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations and Summary of Significant Accounting Policies
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game and consumer electronics retailer. We operate over 5,800 stores across 14 countries. Our consumer product network also includes www.gamestop.com; Game Informer® magazine, the world's leading print and digital video game publication; and ThinkGeek, www.thinkgeek.com, the premier retailer for the global geek community featuring exclusive and unique video game and pop culture products, and Simply Mac, which sells the full line of Apple products, including laptops, tablets, and smartphones and offers Apple certified warranty and repair services.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. Simply Mac and the historical results of Cricket Wireless are reported in the United States segment in these consolidated financial statements and accompanying notes. The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations in our consolidated statements of operations for all periods presented. See Note 2, "Discontinued Operations and Dispositions," for further information. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
Our largest vendors in our video game brands business are Nintendo, Sony, Microsoft, Take-Two Interactive and Activision Blizzard, which accounted for 23%, 22%, 10%, 6% and 4%, respectively, of our new product purchases in fiscal year 2018; 22%, 20%, 10%, 4% and 6%, respectively, in fiscal year 2017; and 10%, 24%, 14%, 5% and 6%, respectively, in fiscal year 2016.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018"). Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017"). Fiscal year 2016 consisted of the 52 weeks ended on January 28, 2017 ("fiscal 2016").

Subsequent to the issuance of our consolidated financial statements included in our fiscal 2017 Annual Report on Form 10-K, we determined that certain previously disclosed amounts associated with supplemental cash flow information and segment information were incorrect. As a result, the interest paid amounts for fiscal 2017 and 2016, disclosed in the supplemental cash flow information section of our consolidated statements of cash flows, have been increased by $39.4 million and $14.7 million, respectively, to their correct amounts of $53.4 million and $38.0 million, respectively. The misstatements did not affect the previously reported cash flows from operating, investing or financing activities for fiscal 2017 and 2016, or the beginning or ending cash and cash equivalents balances previously reported for fiscal 2017 and 2016. Within Note 16, "Segment Information," total assets of the United States segment for fiscal 2017 have been increased by $1,925.8 million with a corresponding decrease to the total assets of the Europe segment to correct an error related to the consideration of intercompany balances in the computation of total assets by segment. The corrected total assets amount, as of February 3, 2018, for the United States of $2,919.0 million includes retrospective adjustments for deferred tax assets formerly associated with Spring Mobile and the total assets of Simply Mac. The corrected total assets amount, as of February 3, 2018, for Europe is $817.7 million. The misstatement did not affect the other reportable segments and did not affect any consolidated amounts. We evaluated the materiality of these misstatements from quantitative and qualitative perspectives and concluded that they were not material to the previously issued consolidated financial statements included in our fiscal 2017 Annual Report on Form 10-K.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents
We consider all short-term, highly-liquid instruments purchased with a remaining maturity of three months or less to be cash equivalents. Our cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of time deposits with highly rated commercial banks. From time to time depending upon interest rates, credit worthiness and other factors, we invest in money market investment funds holding direct U.S. Treasury obligations.
Restricted Cash
We consider bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries as restricted cash, which is included in prepaid expenses and other current assets and other noncurrent assets in our consolidated balance sheets. Our restricted cash was $16.1 million and $14.9 million as of February 2, 2019 and February 3, 2018, respectively.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 2, 2019 and February 3, 2018 were $69.4 million and $56.1 million, respectively.
Property and Equipment
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (generally ranging from one to ten years), including option periods in which the exercise of the option is reasonably assured. Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $96.7 million, $110.1 million and $123.3 million for fiscal 2018, 2017 and 2016, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses of $2.1 million, $2.8 million and $5.2 million in fiscal 2018, 2017 and 2016, respectively. See Note 4, "Asset Impairments," for further information regarding our asset impairment charges.
Goodwill and Intangible Assets
Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have four operating segments—United States, Canada, Australia and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution, type of customer and separate management within these businesses.
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. The estimated fair value of a reporting unit is determined based on its discounted cash flows, which are derived from our long-term financial forecasts. The discounted cash flows analysis requires significant assumptions including, among others, a discount rate and a terminal value. Goodwill impairment charges totaling $970.7 million were recognized in fiscal 2018. See Note 7, "Goodwill and Intangible Assets" for additional information. No goodwill impairment charges related to our continuing operations were recognized in fiscal 2017 and 2016.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Our indefinite-lived intangible assets consist of trade names and dealer agreements. Intangible assets that are determined to have an indefinite life are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our dealer agreements are estimated using a discounted cash flow analysis known as the Greenfield Method, which assumes that a business, at its inception, owns only dealer agreements and must make capital expenditure, working capital and other investments to ramp up its operations to a level that is comparable to its current operations. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our fiscal 2018, 2017 and 2016 annual impairment testing, we recognized impairment charges totaling $43.1 million, $11.0 million and $14.4 million, respectively, primarily associated with our dealer agreements and trade names. See Note 7, "Goodwill and Intangible Assets" for additional information.
Our definite-lived intangible assets consist primarily of customer relationships, leasehold rights, advertising relationships and amounts attributed to favorable leasehold interests recorded as a result of business acquisitions. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over the life of the asset.
Revenue Recognition
We adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers (ASC Topic 606), effective February 4, 2018 (the first day of fiscal 2018) utilizing the modified retrospective transition approach. Our revenue recognition policy discussed below is subsequent to the adoption of ASU 2014-09. See “—Recently Adopted Accounting Pronouncements” for information regarding our revenue recognition policy prior to the adoption of ASU 2014-09.
We recognize revenue when performance obligations are satisfied by transferring goods or services to the customer in an amount that we expect to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our e-commerce websites is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer magazine. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative stand-alone selling price (see "—Loyalty Program").
Revenue is recognized net of sales discounts and net of an estimated sales return reserve. Our sales return policy is generally limited to 30 days or less and as such our sales returns are, and historically have been, immaterial. Revenues do not include sales taxes or other taxes collected from customers.
Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Customer liabilities and other deferred revenues for our PowerUp Rewards loyalty program, gift cards, customer credits, magazines and product replacement plans are included in accrued liabilities.
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
Loyalty Program
Our loyalty program accounting policy discussed below is subsequent to the adoption of ASU 2014-09. See “—Recently Adopted Accounting Pronouncements” for information regarding our loyalty program accounting policy prior to the adoption of ASU 2014-09.
Our PowerUp Rewards loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts or merchandise. When loyalty program members purchase our product, we allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased through the redemption of loyalty points. We estimate breakage of loyalty points based on historical redemption rates. We continually evaluate our methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the deferred revenue liability through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, is recognized in selling, general and administrative expenses.
Customer Liabilities
Our customer liabilities accounting policy discussed below is subsequent to the adoption of ASU 2014-09. See “—Recently Adopted Accounting Pronouncements” for information regarding our customer liabilities accounting policy prior to the adoption of ASU 2014-09.
We establish a liability upon the issuance of merchandise credits and the sale of gift cards. Revenue is subsequently recognized when the credits and gift cards are redeemed. In addition, we recognize breakage in revenue upon redemption and in proportion to historical redemption patterns, regardless of the age of the unused gift cards and merchandise credit liabilities. To the extent that future redemption patterns differ from those historically experienced, there will be variations in the recorded breakage.
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $143.4 million, $162.5 million and $184.3 million were recorded as a reduction of cost of sales for fiscal 2018, 2017 and 2016, respectively.
Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and selling, general and administrative expenses ("SG&A") varies across the retail industry. We include certain purchasing, receiving and distribution costs in SG&A in the consolidated statements of operations. We include processing fees associated with purchases made by check and credit cards in cost of sales in the consolidated statements of operations.
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for fiscal 2018, 2017 and 2016 totaled $72.9 million, $82.8 million and $76.3 million, respectively.
Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 8, "Income Taxes," for additional information.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We plan on indefinitely reinvesting our unremitted foreign earnings outside the United States. Where foreign earnings are indefinitely reinvested, no provision for federal income or foreign withholding taxes is made. Should we have unremitted foreign earnings that are not indefinitely reinvested, United States income tax expense and foreign withholding taxes will be provided for at the time the earnings are generated.
Leases
We lease retail stores, warehouse facilities, office space and equipment. These assets and properties are generally leased under noncancelable agreements that expire at various dates with various renewal options for additional periods. The agreements, which are classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
In February 2016, the FASB issued an update to current lease accounting standards; see "—Recent Accounting Pronouncements" for additional information.
Foreign Currency
Generally, we have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income. Currency translation adjustments related to divested foreign businesses are reclassified into earnings as a component of SG&A in our consolidated statements of operations once the liquidation of the respective foreign businesses is substantially complete.
Net gains from foreign currency transactions and derivatives are included in selling, general and administrative expenses and were $3.0 million, $2.4 million and $4.5 million in fiscal 2018, 2017 and 2016, respectively. The foreign currency transaction gains and losses are primarily due to the decrease or increase in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities and certain other foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. See Note 5, "Fair Value Measurements and Financial Instruments," for additional information regarding our foreign currency contracts.
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

	February 2, 2019	February 3, 2018	January 28, 2017
Cash and cash equivalents	$1,624.4	$854.2	$664.5
Restricted cash (included in prepaid expenses and other current assets)	2.7	—	—
Restricted cash (included in other noncurrent assets)	13.4	14.9	10.2
Total cash and cash equivalents and restricted cash in the statements of cash flows	$1,640.5	$869.1	$674.7
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

Consistent with the modified retrospective transition approach, we have applied the new revenue standard on a prospective basis, effective February 4, 2018, and recorded adjustments to our current period opening balance sheet (as of February 4, 2018) to reflect the cumulative effect of the new revenue standard. The cumulative-effect adjustment included a reduction of our gift card and customer deposit liabilities of $44.3 million, an increase to our loyalty program liabilities of $28.2 million and an increase to our retained earnings of $16.1 million ($11.5 million, net of tax). The cumulative-effect adjustment also included a $4.4 million increase to merchandise inventories, net and accrued liabilities to present our sales return reserve on a gross basis. The adoption of the new standard resulted in expanded revenue recognition disclosures which are included below in Note 3, “Revenue.”

The impact of the new revenue standard to our statements of operations for fiscal 2018 is as follows (in millions):

	Fiscal Year 2018
	Under Prior Standard	Impact of New Standard	As Reported
Net sales	$8,240.7	$44.6	$8,285.3
Cost of sales	5,937.1	40.1	5,977.2
Gross profit	2,303.6	4.5	2,308.1
Operating (loss) earnings from continuing operations	(706.5)	4.5	(702.0)
(Loss) earnings from continuing operations before income taxes	(757.6)	4.5	(753.1)
Income tax expense	40.5	1.2	41.7
Net (loss) income from continuing operations	(798.1)	3.3	(794.8)

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The impact of the new revenue standard to our balance sheet as of February 2, 2019 is as follows (in millions):

	February 2, 2019
	Under Prior Standard	Impact of New Standard	As Reported
Merchandise inventories, net	$1,246.1	$4.4	$1,250.5
Total current assets	3,123.3	4.4	3,127.7
Deferred income taxes	151.9	(4.6)	147.3
Total noncurrent assets	921.2	(4.6)	916.6
Total assets	4,044.5	(0.2)	4,044.3

Accrued liabilities	769.0	(16.2)	752.8
Income taxes payable	26.0	1.2	27.2
Total current liabilities	2,196.1	(15.0)	2,181.1
Total liabilities	2,723.1	(15.0)	2,708.1
Retained earnings	1,347.9	14.8	1,362.7
Total stockholders' equity	1,321.4	14.8	1,336.2
Total liabilities and stockholders' equity	4,044.5	(0.2)	4,044.3
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
We will adopt the new standard in the first quarter of fiscal 2019, using the modified-retrospective transition approach as outlined in ASU 2018-11, including certain practical expedients, with no restatement of comparative periods and a cumulative effect adjustment recognized on the date of adoption. Under this transition approach, we will apply the new lease standard, effective February 3, 2019, and record adjustments to our fiscal 2019 opening balance sheet (as of February 3, 2019) to reflect the cumulative effect of the new lease standard. We will also provide quantitative and qualitative disclosures of the new standard's impact to each of our financial statement line items during fiscal 2019. We continue to finalize our implementation efforts and currently estimate that the adoption of ASC 842 will result in recognition of an initial right-of-use asset and corresponding initial lease liability of approximately $850 million. We do not expect the adoption of the new lease standard to have a material impact to our consolidated statements of operations or statements of cash flows.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.    Discontinued Operations and Dispositions
Discontinued Operations
On January 16, 2019, we completed the sale of all of the equity interest in our wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC, a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale totaled $727.9 million, which is subject to customary post-closing adjustments. The net proceeds received consisted of the purchase price of $700.0 million less $10.5 million of transaction costs, plus preliminary adjustments totaling $38.4 million for working capital and indebtedness. We recognized a gain on sale of $100.8 million ($65.4 million, net of tax) during fiscal 2018. Except for customary post-closing adjustments and transition services, we have no contingencies or continuing involvement with Spring Mobile subsequent to the completion of the sale.
The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations in our consolidated statements of operations for all periods presented. The consolidated statement of cash flows is presented on a combined basis for all periods presented, therefore, does not segregate cash flows from continuing and discontinued operations. The results of our discontinued operations for fiscal 2018, 2017 and 2016 are as follows (in millions):

	Fiscal Year
	2018	2017	2016
Net sales	$565.4	$677.5	$642.9
Cost of sales	73.1	122.3	133.5
Gross profit	492.3	555.2	509.4
Selling, general and administrative expenses	395.9	453.4	390.7
Depreciation and amortization	20.1	28.4	28.5
Goodwill impairments	—	32.8	—
Asset impairments	—	344.2	14.2
Operating earnings (loss)	76.3	(303.6)	76.0
Gain on sale of discontinued operations	100.8	—	—
Earnings (loss) from discontinued operations before income taxes	177.1	(303.6)	76.0
Income tax expense (benefit)	55.3	(107.9)	27.3
Net income (loss) from discontinued operations	$121.8	$(195.7)	$48.7
The major classes of assets and liabilities held for sale associated with Spring Mobile are as follows (in millions):

February 3, 2018
Assets:
Cash and cash equivalents	$10.2
Receivables, net	44.1
Merchandise inventories, net	116.4
Prepaid expenses and other current assets	9.7
Property and equipment, net	82.2
Goodwill	316.8
Other intangible assets, net	77.0
Other assets	3.7
Total assets held for sale	$660.1

Liabilities:
Accounts payable	$9.7
Accrued liabilities	26.0
Other liabilities	15.2
Total liabilities held for sale	$50.9

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for fiscal 2018, 2017 and 2016 (in millions):

	Fiscal Year
	2018	2017	2016
Capital expenditures	$7.5	$22.2	$36.9
Depreciation and amortization	20.1	28.4	28.5
Goodwill and asset impairments	—	377.0	14.2
Provision for inventory reserves	12.7	12.9	17.6
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
3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	Fiscal Year
	2018	2017	2016
New video game hardware (1)	$1,767.8	$1,791.8	$1,396.7
New video game software	2,449.7	2,582.0	2,493.4
Pre-owned and value video game products	1,866.3	2,149.6	2,254.1
Video game accessories	956.5	784.3	676.7
Digital	194.0	189.2	181.0
Collectibles	707.5	636.2	494.1
Other (2)	343.5	414.0	469.0
Total	$8,285.3	$8,547.1	$7,965.0
_____________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac and Cricket Wireless branded stores. We sold our Cricket Wireless branded stores in January 2018. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 16, "Segment Information," for net sales by geographic location.

Performance Obligations
Effective February 4, 2018, we adopted ASU 2014-09, Revenue from Contracts with Customers, which set forth a new revenue recognition model that replaced the prior revenue recognition guidance in its entirety (see Note 1 above). The core principle of the new standard is that revenue is recognized when performance obligations are satisfied by transferring goods or services to the customer in an amount that the entity expects to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our e-commerce websites is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer magazine. Revenues do not include sales taxes or other taxes collected from customers.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, “unredeemed customer liabilities”), extended warranties and subscriptions to our Game Informer magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of February 2, 2019, our unredeemed customer liabilities totaled $262.0 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of February 2, 2019, our deferred revenue liability related to extended warranties totaled $70.4 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of February 2, 2019, we had deferred revenue of $44.5 million associated with our Game Informer magazine.
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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 3, 2018	$426.0
Adoption of ASU 2014-09	(16.8)
Increase to contract liabilities (1)	1,238.1
Decrease to contract liabilities (2)	(1,262.9)
Other adjustments (3)	(7.5)
Balance at February 2, 2019	$376.9
__________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 52 weeks ended February 2, 2019, there were $65.8 million of gift cards redeemed that were outstanding as of February 3, 2018.

(3)	Primarily includes foreign currency translation adjustments.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.    Asset Impairments
A summary of our asset impairment charges, by reportable segment, for fiscal 2018, 2017 and 2016 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
Fiscal 2018
Intangible asset impairment charges	$11.2	$—	$—	$31.9	$43.1
Store and other asset impairment charges	1.3	—	0.2	0.6	2.1
Total	$12.5	$—	$0.2	$32.5	$45.2
Fiscal 2017
Intangible asset impairment charges	$11.0	$—	$—	$—	$11.0
Store and other asset impairment charges	1.3	—	0.3	1.2	2.8
Total	$12.3	$—	$0.3	$1.2	$13.8
Fiscal 2016
Intangible asset impairment charges	$7.0	$—	$—	$7.4	$14.4
Store and other asset impairment charges	2.7	0.2	—	2.3	5.2
Total	$9.7	$0.2	$—	$9.7	$19.6

See Note 7, "Goodwill and Intangible Assets," for information regarding our intangible asset impairment charges.
Store and other asset impairment charges relate to our evaluation of store property, equipment and other assets in situations where an asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
5.    Fair Value Measurements and Financial Instruments
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our foreign currency contracts, life insurance policies we own that have a cash surrender value, certain nonqualified deferred compensation liabilities and contingent consideration payable associated with acquisitions.
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

Our contingent consideration payable related to an acquisition completed by Spring Mobile during fiscal 2016. The contingent consideration was paid in two installments, with one payment occurring in each of the fiscal years 2017 and 2018. The fair value was estimated based on Level 3 inputs which include future sales projections derived from our historical experience with comparable acquired stores and a discount rate commensurate with the risks and inherent uncertainty in the business.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides the fair value of our assets and liabilities measured on a recurring basis and recorded on our consolidated balance sheets (in millions):

	February 2, 2019		February 3, 2018
	Level 2	Level 3	Level 2	Level 3
Assets:
Foreign currency contracts (1)	$1.0	$—	$2.4	$—
Company-owned life insurance(2)	14.6	—	13.9	—
Total assets	$15.6	$—	$16.3	$—
Liabilities:
Foreign currency contracts (3)	$1.2	$—	$9.9	$—
Nonqualified deferred compensation(3)	1.1	—	1.2	—
Contingent consideration(3)	—	—	—	12.2
Total liabilities	$2.3	$—	$11.1	$12.2
___________________

(1)	Recognized in prepaid expenses and other current assets in our consolidated balance sheets.

(2)	Recognized in other non-current assets in our consolidated balance sheets.

(3)	Recognized in accrued liabilities in our consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $240.0 million and $563.3 million as of February 2, 2019 and February 3, 2018, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	Fiscal Year
	2018	2017	2016
Gains (losses) on the changes in fair value of derivative instruments	$9.6	$(24.6)	$20.0
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(6.6)	27.0	(15.5)
Net gains	$3.0	$2.4	$4.5
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
In fiscal 2018, we recognized impairment charges totaling $43.1 million related to intangible assets. We recognized impairment charges of $31.9 million and $5.3 million associated with our Micromania and ThinkGeek trade names, respectively, to reflect their fair values of $6.0 million and $2.8 million, respectively. We also recognized an impairment charge of $5.9 million associated with other ThinkGeek intangible assets, to reflect their fair values of zero.
In fiscal 2017 and 2016, we recognized impairment charges of $11.0 million and $7.0 million, respectively, associated with our Simply Mac Apple dealer agreement to reflect its fair value of zero and $11.0 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In fiscal 2016, we recognized impairment charges of $7.4 million, associated with our Micromania trade name, to reflect its fair value of $35.0 million.
In fiscal 2018, 2017 and 2016, we recognized impairment charges of $2.1 million, $2.8 million and $5.2 million, respectively, primarily associated store-level property and equipment, to reflect their fair values of zero.
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
As of February 2, 2019, our unsecured 5.50% senior notes due in 2019 had a net carrying value of $349.2 million and a fair value of $350.8 million, and our unsecured 6.75% senior notes due in 2021 had a net carrying value of $471.6 million and a fair value of $478.1 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.
6.    Receivables, Net
Receivables consisted of the following (in millions):

	February 2, 2019	February 3, 2018
Bankcard receivables	$44.6	$49.2
Vendor and other receivables (1)	93.6	97.1
Allowance for doubtful accounts	(4.0)	(7.7)
Total receivables, net	$134.2	$138.6
___________________________

(1)	Vendor receivables primarily relate to vendor allowances.
7.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2017 and 2018 were as follows (in millions):

	United States	Canada	Australia	Europe	Technology Brands	Total
Balance at January 28, 2017—as reported	$1,199.7	$28.6	$70.1	$74.8	$352.0	$1,725.2
Transfers (1)	2.4	—	—	—	(352.0)	(349.6)
Balance at January 28, 2017—after transfers	1,202.1	28.6	70.1	74.8	—	1,375.6
Divestitures (Note 2)	(42.6)	—	—	—	—	(42.6)
Foreign currency translation adjustment	—	1.7	3.5	12.3	—	17.5
Balance at February 3, 2018	1,159.5	30.3	73.6	87.1	—	1,350.5
Foreign currency translation adjustment	—	(1.5)	(7.2)	(7.2)	—	(15.9)
Impairment charge	(795.6)	(28.8)	(66.4)	(79.9)	—	(970.7)
Balance at February 2, 2019	$363.9	$—	$—	$—	$—	$363.9

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________

(1)
As a result of the divestiture of Spring Mobile, which was completed in January 2019, we allocated the goodwill balance associated with our former Technology Brands segment for the earliest period presented to Spring Mobile, Simply Mac and Cricket Wireless based on their relative fair values. Simply Mac and the historical results of Cricket Wireless are included in the United States segment. We allocated $349.6 million of goodwill to Spring Mobile which was impaired by $32.8 million during fiscal 2017. As of February 3, 2018, goodwill of $316.8 million related to Spring Mobile is included in assets held for sale in our consolidated balance sheets.

We perform an impairment test of goodwill on an annual basis during the fourth quarter or when circumstances indicate that the carrying value of goodwill might be impaired (see Note 1, "Nature of Operations and Summary of Significant Accounting Policies"). During the third quarter of fiscal 2018, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for all of our reporting units and indefinite-lived intangible assets. As a result of the interim impairment testing, we recognized goodwill impairment charges totaling $557.3 million. During our annual impairment test in the fourth quarter of fiscal 2018, we determined that an additional triggering event occurred upon the announcement that our Board of Directors terminated efforts to pursue a sale of the Company, which resulted in a further decline in our market capitalization, and downward revisions to our forecasted cash flows. As a result of our impairment testing in the fourth quarter of fiscal 2018, we recognized additional goodwill impairment charges of $413.4 million. Goodwill impairment charges in fiscal 2018 totaled $970.7 million.
No goodwill impairment charges related to continuing operations were recognized in fiscal 2017 and 2016. Cumulative goodwill impairment charges were $1,611.2 million as of February 2, 2019, of which $809.1 million, $129.1 million, $173.5 million, and $499.5 million were attributable to our United States, Canada, Australia, and Europe segments, respectively.
Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of February 2, 2019 and February 3, 2018 were as follows (in millions):

	February 2, 2019			February 3, 2018
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$8.8	$—	$8.8	$49.3	$—	$49.3
Intangible assets with finite lives:
Leasehold rights	91.8	(67.3)	24.5	100.4	(67.0)	33.4
Customer relationships	—	—	—	14.5	(6.8)	7.7
Other	32.5	(32.3)	0.2	33.5	(31.4)	2.1
Total	$133.1	$(99.6)	$33.5	$197.7	$(105.2)	$92.5
___________________

(1)
The change in the gross carrying amount of intangible assets from February 3, 2018 to February 2, 2019 is due to impairments (see Note 4, "Asset Impairments") and the impact of exchange rate fluctuations.

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are subject to annual impairment testing. We test our indefinite-lived intangible assets on an annual basis during the fourth quarter or when circumstances indicate the carrying value might be impaired. We generally perform impairment testing on our indefinite-lived intangible assets in conjunction with the impairment testing on our carrying value of goodwill.
Our trade names consist of Micromania, our video game business in France, which we acquired in 2008; and ThinkGeek, our online and wholesale collectibles retailer, which we acquired in 2015. As a result of impairment tests performed during fiscal 2018, we recognized impairment charges of $31.9 million and $5.3 million related to our Micromania trade name and ThinkGeek trade name, respectively. The impairment charges were primarily the result of increases in discount rate assumptions and downward revisions to our forecasted cash flows, consistent with those utilized in the valuation of our Video Game Brands segments for goodwill impairment testing.
Simply Mac maintains exclusive agreements with Apple to sell their products in Simply Mac branded stores. We previously maintained a dealer agreement intangible asset balance associated with our Simply Mac business, which was fully impaired by $11.0 million during fiscal 2017 to reflect its fair value of zero. The impairment of Simply Mac’s Apple dealer agreements was the result of projected financial performance no longer supporting its carrying value.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Customer relationships, which were recorded as a result of the ThinkGeek acquisition, represent the value of the relationships related to both wholesale and website customers within the United States. ThinkGeek sells its products directly to large wholesale retailers and also sells its products directly to customers on its ThinkGeek website. Wholesale customer relationships are amortized on a straight-line basis over seven years, and website customer relationships are amortized on a straight-line basis over five years. As the result of lower-than-expected profitability of our ThinkGeek website and our recent decision to exit the ThinkGeek wholesale business, we fully impaired the remaining carrying value of $5.9 million associated with our customer relationships intangible assets during fiscal 2018.
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
As of February 2, 2019, the total weighted-average amortization period for our finite-lived intangible assets was approximately 9.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2018, 2017 and 2016 was $10.1 million, $13.4 million and $15.0 million, respectively. The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Period	Projected Amortization Expense
Fiscal 2019	$5.5
Fiscal 2020	4.5
Fiscal 2021	3.7
Fiscal 2022	3.2
Fiscal 2023	2.6
8.    Income Taxes
The provision for income taxes consisted of the following (in millions):

	Fiscal Year
	2018	2017	2016
Current tax expense:
Federal	$45.0	$104.7	$122.2
State	12.8	14.2	9.6
Foreign	38.5	28.5	29.2
	96.3	147.4	161.0
Deferred tax (benefit) expense:
Federal	(36.0)	23.4	(3.1)
State	(4.0)	(1.3)	(0.1)
Foreign	(14.6)	(16.0)	(33.6)
	(54.6)	6.1	(36.8)
Total income tax expense	$41.7	$153.5	$124.2

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The components of (loss) earnings before income tax expense consisted of the following (in millions):

	Fiscal Year
	2018	2017	2016
United States	$(543.4)	$310.7	$370.8
International	(209.7)	73.2	57.9
Total	$(753.1)	$383.9	$428.7
The following is a reconciliation of income tax expense (benefit) computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations. Certain prior year rates have been reclassified to conform with current year presentation:

	Fiscal Year
	2018	2017	2016
Federal statutory tax rate(1)	21.0%	33.7%	35.0%
State income taxes, net of federal effect	(0.9)	3.0	1.4
Foreign income tax rate differential	2.8	(1.1)	(1.1)
Change in valuation allowance	—	(1.1)	4.8
Change in unrecognized tax benefits	0.2	(1.5)	2.7
Transition tax	3.0	2.7	—
Tax reform	—	8.3	—
Realization of losses in foreign operations not previously benefited(2)	—	—	(9.8)
Loss on investment in foreign subsidiary	—	—	(3.8)
Intercompany sale of intangible assets	—	(3.4)	—
Foreign tax credit	0.1	(2.5)	(0.1)
Withholding tax expense	(0.3)	2.3	0.2
Impairment of goodwill	(25.6)	0.1	—
Nondeductible interest	(4.2)	0.5	0.6
Other (including permanent differences)(3)	(1.6)	(1.0)	(0.9)
	(5.5)%	40.0%	29.0%
___________________

(1)	Per IRC Section 15, we have incorporated a statutory rate of 21.0% for our year end current provision ending February 2, 2019.

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

(3)
Other is comprised of numerous items, none of which is greater than 1.05% of loss before income taxes for fiscal 2018, 1.69% of earnings before income taxes for fiscal 2017, and 1.75% of earnings before income taxes for fiscal 2016.

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

The Tax Act also established new tax laws that came into effect beginning in 2018, including, but not limited to: (i) the reduction of the U.S. federal corporate tax rate discussed above; (ii) a general elimination of U.S. federal income taxes on dividends from certain foreign subsidiaries; (iii) a new provision designed to tax global intangible low-taxed income (“GILTI”); (iv) the repeal of the domestic production activity deductions; (v) limitations on the deductibility of certain executive compensation; (vi) limitations on the use of certain foreign tax credits to reduce the U.S. income tax liability; and (vii) a new provision that allows a domestic corporation an immediate deduction for a portion of its foreign derived intangible income (“FDII”).

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

As of February 2, 2019 we have completed our accounting for the impacts of the Tax Act and as a result there was a net decrease of $22.7 million to the 2017 provisional amounts recorded for the one-time transition tax. Furthermore, changes in net expense related to revaluation of deferred tax assets and liabilities resulting from the new lower corporate tax rate were immaterial.
Under U.S. GAAP we are allowed to make an accounting policy choice to either: (1) treat taxes due on future GILTI inclusions in U.S. taxable income as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). After further evaluation in the current year, we have elected to account for GILTI as a period cost in the year the tax is incurred. Accordingly, no GILTI-related deferred amounts were recorded.
Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities which are presented in the table below (in millions).

	February 2, 2019	February 3, 2018
Deferred tax asset:
Inventory	$14.7	$16.8
Deferred rents	3.9	6.9
Stock-based compensation	1.8	9.2
Net operating losses	78.5	86.2
Customer liabilities	18.6	16.6
Property and equipment	11.3	13.6
Credits	18.2	9.5
Accrued compensation	12.1	12.9
Intangible assets	21.8	63.2
Other	13.1	12.9
Total deferred tax assets	194.0	247.8
Valuation allowance	(32.9)	(36.9)
Total deferred tax assets, net	161.1	210.9
Deferred tax liabilities:
Goodwill	(10.2)	(49.9)
Prepaid expenses	(3.6)	(4.5)
Other	(0.1)	(3.3)
Total deferred tax liabilities	(13.9)	(57.7)
Net deferred tax assets	$147.2	$153.2
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$147.3	$158.2
Deferred income taxes - liabilities	$(0.1)	$(5.0)
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Certain of our French subsidiaries had been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. Based on the nature of the tax deductions being challenged, collection notices through fiscal year 2018 were anticipated. During fiscal 2018, we settled this matter with the FTA and as a result recognized charges totaling $30.3 million in income tax expense. The final settlement covers fiscal years 2008 through 2018.
As of February 2, 2019, we have approximately $25.2 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2019 through 2035 (primarily related to Puerto Rico), as well as $222.5 million of foreign NOL carryforwards that have no expiration date. In addition, we have approximately $19.8 million of foreign tax credit carryforwards that expire in years 2024 through 2027. We also have approximately $65.1 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2020 through 2035.
As of February 2, 2019, the gross amount of unrecognized tax benefits was approximately $22.5 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $19.6 million, exclusive of any benefits related to interest and penalties. A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	Fiscal Year
	2018	2017	2016
Beginning balance of unrecognized tax benefits	$24.9	$42.1	$31.9
Increases related to current period tax positions	1.1	1.0	3.5
Increases related to prior period tax positions	35.5	11.2	7.9
Reductions as a result of a lapse of the applicable statute of limitations	(0.6)	(1.3)	(0.2)
Reductions as a result of settlements with taxing authorities	(38.4)	(28.1)	(1.0)
Ending balance of unrecognized tax benefits	$22.5	$24.9	$42.1
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of February 2, 2019, February 3, 2018 and January 28, 2017, we had approximately $5.4 million, $6.9 million and $7.2 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $1.5 million of benefit, $0.3 million of expense and $2.3 million of expense were recognized through income tax expense in fiscal 2018, 2017 and 2016. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 2, 2019.
Prior to enactment of the Tax Act, the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings. As of February 2, 2019, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. As of February 2, 2019, the Company has not recorded approximately $38.9 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, primarily associated with foreign withholding taxes that would be due upon remittance.

9.    Accrued Liabilities
Accrued liabilities consisted of the following (in millions):

	February 2, 2019	February 3, 2018
Customer-related liabilities	$268.7	$302.2
Deferred revenue	124.2	132.4
Employee benefits, compensation and related taxes	140.7	152.2
Checks and transfers yet to be presented for payment from zero balance cash accounts	82.7	176.4
Other taxes	45.5	63.4
Other accrued liabilities(1)	91.0	123.5
Total accrued liabilities	$752.8	$950.1
___________________

(1)	Includes acquisition-related contingent consideration of $12.2 million as of February 3, 2018. See Note 5, "Fair Value Measurements and Financial Instruments" for additional information.
10.    Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	February 2, 2019	February 3, 2018
2019 Senior Notes principal amount	$350.0	$350.0
2021 Senior Notes principal amount	475.0	475.0
Less: Unamortized debt financing costs	(4.2)	(7.1)
	820.8	817.9
Less: Current portion	(349.2)	—
Long-term debt, net	$471.6	$817.9
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). The 2019 Senior Notes bear interest at the rate of 5.50% per annum with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million, which were capitalized during the third quarter of fiscal 2014 and are being amortized as interest expense over the term of the notes. As of February 2, 2019, the 2019 Senior Notes, net of unamortized debt financing costs, are classified as current in our consolidated balance sheet. The 2019 Senior Notes were sold in a private placement and are not registered under the U.S. Securities Act of 1933, as amended (the "Securities Act"). The 2019 Senior Notes were offered in the United States to “qualified institutional buyers” pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
On March 4, 2019, we issued a notice of redemption to redeem all of our $350.0 million unsecured senior notes due October 2019. The redemption date will be April 4, 2019 and the redemption price will be equal to $1,000 per $1,000 principal amount of the 2019 Senior Notes, representing 100.0% of the aggregate principal amount being redeemed, plus accrued but unpaid interest. We expect to use cash on hand for the redemption of the 2019 Senior Notes.
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
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries.
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the period between July 15 and October 15 of each year. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 20%, or is projected to be within six months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of February 2, 2019, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2018, we cumulatively borrowed $154.0 million and repaid $154.0 million under our revolving credit facility. Average daily borrowings under the facility for fiscal 2018 were $7.5 million and our average interest rate on those borrowings was 3.9%. As of February 2, 2019, total availability under the Revolver was $385.1 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million. We are currently in compliance with the financial requirements of the Revolver.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On December 10, 2018, we entered into a third amendment to our Revolver in which the lenders consented to the sale of Spring Mobile, which closed in January 2019.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 2, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.4 million.
11.    Leases
We lease retail stores, warehouse facilities, office space and equipment. These are generally leased under noncancelable agreements that expire at various dates with various renewal options for additional periods. The agreements, which have been classified as operating leases, generally provide for minimum and, in some cases, percentage rentals and require us to pay all insurance, taxes and other maintenance costs. Leases with step rent provisions, escalation clauses or other lease concessions are accounted for on a straight-line basis over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options and includes “rent holidays” (periods in which we are not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) are recognized on a straight-line basis as a reduction to rent expense over the lease term, which includes renewal option periods when we are reasonably assured of exercising the renewal options. We record the unamortized portion of tenant improvement allowances as a part of deferred rent. We do not have leases with capital improvement funding. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated.
Rent expense under operating leases was as follows (in millions):

	Fiscal Year
	2018	2017	2016
Minimum	$350.5	$357.0	$355.9
Percentage rentals	7.1	8.3	6.5
Total rent expense	$357.6	$365.3	$362.4
Future minimum annual rentals, including reasonably assured options, required under leases that had initial, noncancelable lease terms greater than one year, as of February 2, 2019, are as follows (in millions):

Period
Fiscal 2019	$296.2
Fiscal 2020	208.7
Fiscal 2021	149.1
Fiscal 2022	105.4
Fiscal 2023	71.4
Thereafter	116.2
$947.0

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.     Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases and other commercial commitments totaling $24.1 million and $25.5 million as of February 2, 2019 and February 3, 2018, respectively.
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
Certain of our French subsidiaries had been under audit by the French Tax Administration (the "FTA") for fiscal years 2008 through 2015. We received tax reassessment notices pursuant to which the FTA asserted that the French subsidiaries were ineligible to claim certain tax deductions from November 4, 2008, through January 31, 2013, which has resulted in a tax collection notice received on January 16, 2018 in the amount of approximately €80.0 million. Based on the nature of the tax deductions being challenged, collection notices through fiscal year 2018 were anticipated. During fiscal 2018, we settled this matter with the FTA and as a result recognized charges totaling $30.3 million in income tax expense. The final settlement covers fiscal years 2008 through 2018.
13.    Common Stock and Share-Based Compensation
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
Share Repurchase Activity. Since January 2010, our Board of Directors has approved several share repurchase authorizations allowing our management to repurchase our Class A Common Stock. We generally seek Board of Directors’ approval for a new authorization before the existing program is fully utilized to ensure we maintain availability under a repurchase program. Repurchased shares are subsequently retired. Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional paid-in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings. On March 4, 2019, our Board of Directors approved a new $300.0 million share repurchase authorization to replace the previous share authorization, which had $170.2 million remaining.
We did not repurchase shares during fiscal 2018 or fiscal 2017. The following table summarizes our share repurchase activity during fiscal 2016 (in millions, except average price paid per share):

Fiscal Year 2016
Total number of shares purchased	3.0
Average price per share	$24.94
Aggregate value of shares purchased	$75.1
Dividends. We paid $1.52, $1.52 and $1.48 per share in dividends in fiscal 2018, 2017 and 2016, respectively. On March 4, 2019, our Board of Directors declared a quarterly cash dividend of $0.38 per share of Class A Common Stock which was paid on March 29, 2019. Future dividends will be subject to approval by our Board of Directors.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
Effective June 2013, our stockholders voted to adopt the Amended and Restated 2011 Incentive Plan (the “Amended 2011 Incentive Plan”) to provide for issuance under the 2011 Incentive Plan of our Class A Common Stock. The Amended 2011 Incentive Plan provides a maximum aggregate amount of 9.25 million shares of Class A Common Stock with respect to which awards may be granted and provides for the grant of incentive stock options, non-qualified stock options, stock appreciation rights, performance awards, restricted stock and other share-based awards. The options to purchase Class A common shares are issued at fair market value of the underlying shares on the date of grant. In general, the options vest and become exercisable in equal annual installments over a three-year period, and expire ten years from the grant date. Shares issued upon exercise of options and vesting of restricted stock awards are newly issued shares. Options and restricted shares granted after June 21, 2011 are issued under the 2011 Incentive Plan.
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
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. There were no options granted during fiscal 2018, 2017 and 2016. As of February 2, 2019, outstanding and exercisable options had a range of exercise prices from $20.32 to $38.52, with a weighted-average remaining life of 3.36 years.
A summary of our stock option activity during fiscal 2018 is presented below:

	Options	Weighted- Average Exercise Price
Balance, February 3, 2018	1,194,025	$35.30
Expired	(594,770)	$41.84
Balance, February 2, 2019	599,255	$28.81
There were no options exercised during fiscal 2018. The total intrinsic value of options exercised during fiscal 2017 and 2016 was $0.1 million and $0.1 million, respectively. There was no intrinsic value of both options exercisable and options outstanding, as of February 2, 2019.
The fair value of each option is recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. There was no compensation expense during fiscal 2018 related to options. During fiscal 2017 and 2016, we included compensation expense relating to the grant of options in the amount of $0.1 million and $0.9 million, respectively, in selling, general and administrative expenses. As of February 2, 2019, there was no unrecognized compensation expense related to our stock options.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance-based restricted stock awards generally vest as a lump sum on the third anniversary of the date of issuance. Restricted stock awards subject to performance measures may generally be earned in greater or lesser percentages if targets are exceeded or not achieved by specified amounts.
The following table presents a summary of our restricted stock awards activity during fiscal 2018:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 3, 2018	912,360	$27.96	553,189	$28.83
Granted	969,043	$15.67	257,667	$15.80
Vested	(791,891)	$25.66	(298,454)	$30.49
Forfeited	(282,484)	$19.86	(225,095)	$22.56
Nonvested shares at February 2, 2019	807,028	$18.30	287,307	$20.33
In fiscal 2017 and 2016, we granted 596,412 and 602,414 shares, respectively, of time-based restricted stock with weighted-average grant date fair values of $24.94 and $30.18, respectively. We also granted 287,670 and 206,580 shares, respectively, of performance-based restricted stock with weighted-average grant date fair values of $25.28 and $30.54, respectively.
During fiscal 2018, 2017 and 2016, we included compensation expense relating to the grants of restricted shares in the amounts of $10.7 million, $25.5 million and $16.9 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. The fiscal 2018, 2017 and 2016 compensation expense associated with the restricted shares is net of adjustments totaling $5.1 million, $2.9 million and $5.9 million, respectively, relating to performance measures that were not fully met. As of February 2, 2019, there was $7.5 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.6 years.

The total income tax expense (benefit), inclusive of excess tax deficiencies, associated with stock-based compensation was $4.1 million, $4.2 million and $10.3 million for fiscal 2018, 2017 and 2016, respectively.
The total fair value of restricted stock awards vested, as of their respective vesting dates, was $16.2 million, $12.5 million, and $27.6 million during fiscal 2018, 2017 and 2016.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.    Earnings Per Share
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

	Fiscal Year
	2018	2017	2016
Net (loss) income from continuing operations	$(794.8)	$230.4	$304.5
Income (loss) from discontinued operations, net of tax	121.8	(195.7)	48.7
Net (loss) income	$(673.0)	$34.7	$353.2

Weighted-average common shares outstanding	102.1	101.4	103.4
Dilutive effect of stock options and restricted stock awards	—	0.1	0.4
Weighted-average diluted common shares	102.1	101.5	103.8

Basic (loss) earnings per share: (1)
Continuing operations	$(7.79)	$2.27	$2.94
Discontinued operations	1.19	(1.93)	0.47
Basic (loss) earnings per share	$(6.59)	$0.34	$3.42

Diluted (loss) earnings per share: (1)
Continuing operations	$(7.79)	$2.27	$2.93
Discontinued operations	1.19	(1.93)	0.47
Diluted (loss) earnings per share	$(6.59)	$0.34	$3.40

Anti-dilutive stock options and restricted stock awards	1.7	2.0	1.4
___________________

(1)	The sum of (loss) earnings per share may not total to consolidated (loss) earnings per common share as amounts are calculated based on whole numbers.
15.    Employees' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation invested on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during fiscal 2018, 2017 and 2016, were $6.1 million, $5.9 million and $5.9 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless. Cricket Wireless was sold in January 2018 and Spring Mobile was sold in January 2019. Simply Mac and the historical results of Cricket Wireless is included in the United States segment for all periods presented. The historical results of Spring Mobile, including the gain on sale, is reported as discontinued operations and is excluded from our segment results for all periods presented.
We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all video game brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles, Our segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; Simply Mac; Kongregate, a web and mobile gaming platform which we sold in July 2017; and Cricket Wireless, which we sold in January 2018. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2018, 2017 and 2016.
Segment information for fiscal 2018, 2017 and 2016 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 2, 2019
Net sales	$5,800.2	$434.5	$645.4	$1,405.2	$8,285.3
Operating loss	(533.9)	(19.3)	(46.5)	(102.3)	(702.0)
Depreciation and amortization	67.1	3.7	9.8	25.0	105.6
Goodwill impairments	795.6	28.8	66.4	79.9	970.7
Asset impairments	12.5	—	0.2	32.5	45.2
Capital expenditures	51.5	4.4	10.5	19.8	86.2
Property and equipment, net	188.7	17.1	40.6	74.9	321.3
Total segment assets	2,889.5	144.4	301.2	709.2	4,044.3

As of and for the Fiscal Year Ended February 3, 2018
Net sales	$5,876.0	$434.9	$702.2	$1,534.0	$8,547.1
Operating earnings	332.8	18.5	34.9	53.0	439.2
Depreciation and amortization	81.6	3.9	10.4	26.4	122.3
Asset impairments	12.3	—	0.3	1.2	13.8
Capital expenditures	61.5	4.3	10.1	15.3	91.2
Property and equipment, net	207.6	17.4	44.2	81.8	351.0
Total segment assets (1)	2,919.0	187.3	457.5	817.7	4,381.5

As of and for the Fiscal Year Ended January 28, 2017
Net sales	$5,660.0	$382.0	$609.5	$1,313.5	$7,965.0
Operating earnings	398.4	22.4	34.9	26.0	481.7
Depreciation and amortization	98.5	3.8	9.4	25.0	136.7
Asset impairments	9.7	0.2	—	9.7	19.6
Capital expenditures	63.6	1.3	15.1	25.8	105.8
Property and equipment, net	226.9	16.1	43.4	76.9	363.3
Total segment assets	2,628.7	271.6	434.6	567.9	3,902.8

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

___________________

(1)
The total segment assets for the United States and Europe as of fiscal year ended February 3, 2018, have been revised to correct an error. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," for additional information.

A reconciliation of the total capital expenditures of our reportable segments to the total capital expenditures presented in our consolidated statement of cash flows is as follows (in millions):

	Fiscal Year
	2018	2017	2016
Total segment capital expenditures	$86.2	$91.2	$105.8
Discontinued operations	7.5	22.2	36.9
Total capital expenditures	$93.7	$113.4	$142.7
A reconciliation of the total assets of our reportable segments to the total assets presented in our consolidated balance sheets is as follows (in millions):

	February 2, 2019	February 3, 2018
Total segment assets	$4,044.3	$4,381.5
Assets held for sale	—	660.1
Consolidated total assets	$4,044.3	$5,041.6
17.    Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 2, 2019 and February 3, 2018 (in millions, except per share amounts). The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2018				Fiscal Year 2017
	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(2)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter(2)
Net sales(1)	$1,785.8	$1,501.1	$1,935.4	$3,063.0	$1,874.0	$1,529.5	$1,827.6	$3,316.0
Gross profit(1)	531.1	470.0	558.2	748.8	567.2	493.2	559.8	864.7
Operating earnings (loss)(1)	46.5	1.5	(517.9)	(232.1)	89.3	26.9	71.9	251.1
Net income (loss) from continuing operations	20.4	(39.8)	(506.9)	(268.5)	51.8	12.0	49.7	116.9
Income (loss) from discontinued operations, net of tax	7.8	14.9	18.3	80.8	7.2	10.2	9.7	(222.8)
Net (loss) income	28.2	(24.9)	(488.6)	(187.7)	59.0	22.2	59.4	(105.9)
Basic earnings (loss) per share:(3) (4)
Continuing operations	$0.20	$(0.39)	$(4.96)	$(2.63)	$0.51	$0.12	$0.49	$1.15
Discontinued operations	0.08	0.15	0.18	0.79	0.07	0.10	0.10	(2.20)
Basic earnings (loss) per share	$0.28	$(0.24)	$(4.78)	$(1.84)	$0.58	$0.22	$0.59	$(1.04)
Diluted earnings (loss) per share:(3) (4)
Continuing operations	$0.20	$(0.39)	$(4.96)	$(2.63)	$0.51	$0.12	$0.49	$1.15
Discontinued operations	0.08	0.15	0.18	0.79	0.07	0.10	0.10	(2.19)
Diluted earnings (loss) per share	$0.28	$(0.24)	$(4.78)	$(1.84)	$0.58	$0.22	$0.59	$(1.04)
Dividend declared per common share	$0.38	$0.38	$0.38	$0.38	$0.38	$0.38	$0.38	$0.38
___________________

(1)
Net sales, gross profit and operating earnings (loss) differ from the amounts previously reported in our Quarterly Reports on Form 10-Q as a result of our former Spring Mobile business being classified as discontinued operations for all periods presented. See Note 2, "Discontinued Operations and Dispositions," for additional information.

(2)
The results of operations for the fourth quarter of fiscal 2018 include goodwill and asset impairment charges totaling $428.4 million on a pre-tax basis. The results of operations for the third quarter of fiscal 2018 include goodwill and asset impairment charges totaling $587.5 million on a pre-tax basis. The results of operations for the fourth quarter of fiscal 2017 include goodwill and asset impairment charges totaling $13.8 million on a pre-tax basis.

(3)	The sum of the quarters may not necessarily be equal to the full year (loss) earnings per common share amount.

(4)	The sum of (loss) earnings per share may not total to consolidated (loss) earnings per common share as amounts are calculated based on whole numbers.

EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

2.1
Equity Purchase Agreement, dated November 21, 2018, by and among Prime Communications, L.P., Prime Acquisition Company, Spring Communications Parent, Inc., Spring Communications Holding, Inc., and GameStop Corp.
		Current Report on Form 8-K	November 21, 2018

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.2	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

4.3	First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National.	Current Report on Form 8-K	March 9, 2016

4.4	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary.	Current Report on Form 8-K	March 9, 2016

4.5	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

10.1*	Fourth Amended and Restated 2001 Incentive Plan.	Definitive Proxy Statement for 2009 Annual Meeting of Stockholders	May 22, 2009

10.2*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.3*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.4*	Form of Long-Term Incentive Award Agreement.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.5*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.6*	Amendment to Employment Agreement dated March 1, 2018 with Daniel A. DeMatteo.	Current Report on Form 8-K	March 6, 2018

10.7*	Amendment to Employment Agreement dated May 31, 2018 with Daniel A. DeMatteo.	Current Report on Form 8-K	June 4, 2018

10.8*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and J. Paul Raines.	Current Report on Form 8-K	May 13, 2013

10.9*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.10*	Amendment to Employment Agreement dated March 1, 2018 with Robert A. Lloyd.	Current Report on Form 8-K	March 6, 2018

10.11*	Amendment to Employment Agreement dated May 31, 2018 with Robert A. Lloyd.	Current Report on Form 8-K	June 4, 2018

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.12*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael K. Mauler.	Current Report on Form 8-K	May 13, 2013

10.13*	Amendment to Employment Agreement dated March 1, 2018 with Michael K. Mauler.	Current Report on Form 8-K	March 6, 2018

10.14*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Tony D. Bartel.	Current Report on Form 8-K	May 13, 2013

10.15*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Michael P. Hogan.	Annual Report on Form 10-K for the fiscal year ended February 1, 2014	April 2, 2014

10.16
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
		Current Report on Form 8-K	March 28, 2014

10.17	First Amendment to the Revolver, dated as of September 15, 2014, by and among GameStop Corp., the Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 16, 2014

10.18
Second Amendment to the Revolver, dated as of November 20, 2017, by and among GameStop Corp., the Borrowers, party thereto, the Lenders party thereto and Bank of America, N.A., (the “Amended Revolver”).
		Current Report on Form 8-K	November 21, 2017

10.19	Third Amendment to Second Amended and Restated Credit Agreement.	Current Report on Form 8-K	December 12, 2018

10.20	Third Amended and Restated Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.21	Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.22	First Amendment to Second Amended and Restated Patent and Trademark Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.23	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.24*	Executive Employment Agreement, dated as of May 13, 2013, between GameStop Corp. and Troy W. Crawford.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

10.25*	Amendment to Employment Agreement dated May 31, 2018 with Troy W. Crawford.	Current Report on Form 8-K	June 4, 2018

10.26*	Executive Employment Agreement, dated as of October 1, 2012, between GameStop Corp. and Daniel J. Kaufman, as amended through March 1, 2018.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.27*	Amendment to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman.	Current Report on Form 8-K	June 4, 2018

10.28*	Amended and Restated Retirement Policy.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.29*	GameStop Corp. Executive Life Insurance Plan.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.30*	Split Dollar Agreement, dated as of October 22, 2012, between GameStop Corp. and J. Paul Raines.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.31*	Split Dollar Agreement, dated as of October 15, 2012, between GameStop Corp. and Michael K. Mauler.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.32*	Split Dollar Agreement, dated as of October 15, 2012, between GameStop Corp. and Robert A. Lloyd.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.33*	Split Dollar Agreement, dated as of October 25, 2012, between GameStop Corp. and Daniel J. Kaufman.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.34*	Letter Agreement with Shane S. Kim dated May 31, 2018.	Current Report on Form 8-K	June 4, 2018

10.35*	Retention Agreement with Robert A. Lloyd.	Current Report on Form 8-K	June 4, 2018

10.36*	Retention Agreement with Daniel J. Kaufman.	Current Report on Form 8-K	June 4, 2018

10.37*	Retention Agreement with Troy W. Crawford.	Current Report on Form 8-K	June 4, 2018

10.38*	Compensation Letter Agreement with Daniel A. DeMatteo dated December 18, 2017.	Current Report on Form 8-K	December 21, 2017

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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