Form 10-Q
period 2019-05-04
GameStop Corp.
filed 2019-06-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2019
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
Registrant’s telephone number, including area code:
(817) 424-2000

Securities Registered Pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Class A Common Stock	GME	NYSE

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 4, 2019: 102,268,940

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	May 4, 2019	May 5, 2018	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$543.2	$242.1	$1,624.4
Receivables, net	126.0	104.5	134.2
Merchandise inventories, net	1,149.1	1,184.5	1,250.5
Prepaid expenses and other current assets	101.8	133.1	118.6
Assets held for sale	—	663.1	—
Total current assets	1,920.1	2,327.3	3,127.7
Property and equipment, net	313.3	333.5	321.3
Operating lease right-of-use assets	807.0	—	—
Deferred income taxes	147.3	153.6	147.3
Goodwill	363.9	1,342.3	363.9
Other noncurrent assets	81.7	151.7	84.1
Total assets	$3,633.3	$4,308.4	$4,044.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$458.4	$547.8	$1,051.9
Accrued and other current liabilities	588.9	646.2	780.0
Current portion of operating lease liabilities	250.0	—	—
Current portion of debt, net	—	—	349.2
Liabilities held for sale	—	35.6	—
Total current liabilities	1,297.3	1,229.6	2,181.1
Deferred income taxes	0.1	5.0	0.1
Long-term debt, net	468.9	818.6	471.6
Operating lease liabilities	552.6	—	—
Other long-term liabilities	22.7	71.7	55.3
Total liabilities	2,341.6	2,124.9	2,708.1
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 102.3, 101.9 and 102.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	29.0	25.5	27.7
Accumulated other comprehensive loss	(68.2)	(23.0)	(54.3)
Retained earnings	1,330.8	2,180.9	1,362.7
Total stockholders’ equity	1,291.7	2,183.5	1,336.2
Total liabilities and stockholders’ equity	$3,633.3	$4,308.4	$4,044.3

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$1,547.7	$1,785.8
Cost of sales	1,076.5	1,254.7
Gross profit	471.2	531.1
Selling, general and administrative expenses	430.6	456.1
Depreciation and amortization	23.1	28.5
Operating earnings	17.5	46.5
Interest income	(5.3)	(0.5)
Interest expense	13.0	14.2
Earnings from continuing operations before income tax expense	9.8	32.8
Income tax expense	2.3	12.4
Net income from continuing operations	7.5	20.4
(Loss) income from discontinued operations, net of tax	(0.7)	7.8
Net income	$6.8	$28.2

Dividends per common share	$0.38	$0.38

Basic earnings (loss) per share:
Continuing operations	$0.07	$0.20
Discontinued operations	(0.01)	0.08
Basic earnings per share	$0.07	$0.28

Diluted earnings (loss) per share:
Continuing operations	$0.07	$0.20
Discontinued operations	(0.01)	0.08
Diluted earnings per share	$0.07	$0.28

Weighted-average shares outstanding:
Basic	102.4	101.8
Diluted	102.5	102.0

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net income	$6.8	$28.2
Other comprehensive loss:
Foreign currency translation adjustment	(13.9)	(35.2)
Total comprehensive loss	$(7.1)	$(7.0)

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	$0.1	$29.0	$(68.2)	$1,330.8	$1,291.7

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09	—	—	—	—	11.5	11.5
Net income	—	—	—	—	28.2	28.2
Foreign currency translation	—	—	—	(35.2)	—	(35.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.9)	(38.9)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at May 5, 2018	101.9	$0.1	$25.5	$(23.0)	$2,180.9	$2,183.5

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Cash flows from operating activities:
Net income	$6.8	$28.2
Adjustments to reconcile net income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	23.3	34.4
Provision for inventory reserves	16.3	16.6
Stock-based compensation expense	1.9	7.6
Loss on disposal of property and equipment	0.7	0.4
Other	(3.6)	(1.7)
Changes in operating assets and liabilities:
Receivables, net	6.9	24.3
Merchandise inventories	73.1	27.7
Prepaid expenses and other current assets	3.8	(0.8)
Prepaid income taxes and income taxes payable	(1.0)	12.2
Accounts payable and accrued liabilities	(782.2)	(678.2)
Operating lease right-of-use assets and lease liabilities	(11.0)	—
Changes in other long-term liabilities	—	(2.6)
Net cash flows used in operating activities	(665.0)	(531.9)
Cash flows from investing activities:
Purchase of property and equipment	(18.6)	(17.6)
Other	(0.1)	1.2
Net cash flows used in investing activities	(18.7)	(16.4)
Cash flows from financing activities:
Repayment of acquisition-related debt	—	(12.2)
Dividends paid	(40.3)	(40.9)
Repayments of debt	(353.1)	—
Settlement of stock-based awards	(0.6)	(4.2)
Net cash flows used in financing activities	(394.0)	(57.3)
Exchange rate effect on cash and cash equivalents and restricted cash	(6.4)	(12.2)
Decrease in cash held for sale	—	5.1
Decrease in cash and cash equivalents and restricted cash	(1,084.1)	(612.7)
Cash and cash equivalents and restricted cash at beginning of period	1,640.5	869.1
Cash and cash equivalents and restricted cash at end of period	$556.4	$256.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game and consumer electronics retailer. GameStop operates over 5,700 stores across 14 countries. Our consumer product network also includes www.gamestop.com; Game Informer® magazine, the world's leading print and digital video game publication; and ThinkGeek, www.thinkgeek.com, the premier retailer for the global geek community featuring exclusive and unique video game and pop culture products.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. Simply Mac is reported in the United States segment in these consolidated financial statements and accompanying condensed notes. The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. See Note 2, "Discontinued Operations and Dispositions," for further information. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these condensed notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc. See Note 2, "Discontinued Operations and Dispositions," for further information.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 2, 2019, as filed with the Securities and Exchange Commission on April 2, 2019, (the “2018 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 4, 2019 are not indicative of the results to be expected for the 52 weeks ending February 1, 2020 ("fiscal 2019").
Significant Accounting Policies
Except for the accounting policy for leases, which is discussed below within "—Adoption of New Accounting Pronouncements" and within Note 5, "Leases," there have been no material changes to our significant accounting policies as noted in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within our 2018 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $13.2 million, $14.3 million and $16.1 million as of May 4, 2019, May 5, 2018 and February 2, 2019, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	May 4, 2019	May 5, 2018	February 2, 2019
Cash and cash equivalents	$543.2	$242.1	$1,624.4
Restricted cash (included in prepaid expenses and other current assets)	—	2.8	2.7
Restricted cash (included in other noncurrent assets)	13.2	11.5	13.4
Total cash and cash equivalents and restricted cash in the statements of cash flows	$556.4	$256.4	$1,640.5
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,247.9 million, $1,237.1 million and $1,235.8 million as of May 4, 2019, May 5, 2018 and February 2, 2019, respectively.
Adoption of New Accounting Pronouncements
In February 2016, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update ("ASU") 2016-02, Leases, which requires a lessee to recognize a liability related to lease payments and a corresponding right-of-use asset representing a right to use the underlying asset for the lease term. Entities are required to use a modified retrospective transition approach for leases that exist or are entered into after the beginning of the earliest comparative period presented in the financial statements, with certain reliefs available. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842): Targeted Improvements, which provides clarifications and improvements to ASU 2016-02 including allowing entities to elect an additional transition method with which to adopt ASU 2016-02. The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with ASC 840, Leases (Topic 840) (“ASC 840”), including the disclosure requirements of ASC 840. In March 2019, the FASB issued ASU 2019-01, Leases which clarifies the disclosure requirements for interim periods.
We adopted the new lease standard, Accounting Standards Codification Topic 842, Leases ("ASC 842"), effective February 3, 2019, using the modified-retrospective transition approach as outlined in ASU 2018-11, with no restatement of comparative periods. As permitted by the standard, we elected certain practical expedients, including the "package of practical expedients," under which we did not reassess our prior conclusions regarding lease identification, lease classification, or capitalization of initial lease direct costs for existing or expired contracts. For our real estate leases, we elected the practical expedient to not separate lease and non-lease components. For our non-real estate leases, we elected to separate lease and non-lease components. We did not elect to exclude short-term leases from our right-of-use asset and liability balances, nor did we elect the hindsight practical expedient.
Under the modified-retrospective transition approach, we have recorded adjustments to our fiscal 2019 opening balance sheet (as of February 3, 2019) to recognize an initial operating lease right-of-use asset and corresponding initial lease liability of approximately $850 million. See Note 5, "Leases" for further details.
2.    Discontinued Operations and Dispositions
Discontinued Operations
On January 16, 2019, we completed the sale of all of the equity interest in our wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC, a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale totaled $727.9 million, which is subject to customary post-closing adjustments. The net proceeds received consisted of the purchase price of $700.0 million less $10.5 million of transaction costs, plus preliminary adjustments totaling $38.4 million for working capital and indebtedness. We recognized a gain on sale of $100.8 million ($65.4 million, net of tax) during the fourth quarter of fiscal 2018. Except for customary post-closing adjustments and transition services, we have no contingencies or continuing involvement with Spring Mobile subsequent to the completion of the sale.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. The results of our discontinued operations for 13 weeks ended May 4, 2019, and May 5, 2018 are as follows (in millions):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net sales	$—	$148.2
Cost of sales	—	22.0
Gross profit	—	126.2
Selling, general and administrative expenses	0.8	110.0
Depreciation and amortization	—	5.6
(Loss) income from discontinued operations before income taxes	(0.8)	10.6
Income tax (benefit) expense	(0.1)	2.8
Net (loss) income from discontinued operations	$(0.7)	$7.8
The major classes of assets and liabilities held for sale associated with Spring Mobile are as follows (in millions):

May 5, 2018
Assets:
Cash and cash equivalents	$5.0
Receivables, net	51.9
Merchandise inventories, net	121.6
Prepaid expenses and other current assets	8.8
Property and equipment, net	78.6
Goodwill	316.9
Other intangible assets, net	77.0
Other assets	3.3
Total assets held for sale	$663.1

Liabilities:
Accounts payable	$3.6
Accrued liabilities	17.1
Other liabilities	14.9
Total liabilities held for sale	$35.6
There were no significant operating noncash items for our discontinued operations for the 13 weeks ended May 4, 2019. The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for the 13 weeks ended May 5, 2018 (in millions):

13 Weeks Ended
May 5, 2018
Capital expenditures	$2.9
Depreciation and amortization	5.6
Provision for inventory reserves	4.2
Disposition of Simply Mac
On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc. for consideration of $8.0 million in cash at closing, subject to customary post-closing adjustments, and a promissory note in an amount dependent in part on the net value of inventory held by Simply Mac at closing. The transaction is expected to close during the third quarter of fiscal 2019.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
New video game hardware (1)	$233.5	$359.2
New video game software	446.4	466.7
Pre-owned and value video game products	395.3	495.7
Video game accessories	200.2	199.1
Digital	38.1	43.0
Collectibles	157.3	142.4
Other (2)	76.9	79.7
Total	$1,547.7	$1,785.8
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our Video Game Brands segments, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 9, "Segment Information," for net sales by geographic location.

Performance Obligations
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, “unredeemed customer liabilities”), extended warranties and subscriptions to our Game Informer magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of May 4, 2019, our unredeemed customer liabilities totaled $237.4 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of May 4, 2019, our deferred revenue liability related to extended warranties totaled $68.9 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of May 4, 2019, we had deferred revenue of $43.9 million associated with our Game Informer magazine.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 2, 2019	$376.9
Increase to contract liabilities (1)	215.2
Decrease to contract liabilities (2)	(239.9)
Other adjustments (3)	(2.0)
Balance at May 4, 2019	$350.2
__________________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 13 weeks ended May 4, 2019, there were $28.3 million of gift cards redeemed that were outstanding as of February 2, 2019.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

(3)	Primarily includes foreign currency translation adjustments.
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
Our assets and liabilities measured at fair value on a recurring basis as of May 4, 2019, May 5, 2018 and February 2, 2019, utilize Level 2 inputs and include the following (in millions):

	May 4, 2019	May 5, 2018	February 2, 2019
Assets
Foreign currency contracts(1)	$3.5	$7.7	$1.0
Company-owned life insurance(2)	15.1	14.6	14.6
Total assets	$18.6	$22.3	$15.6
Liabilities
Foreign currency contracts(3)	$2.0	$3.2	$1.2
Nonqualified deferred compensation(3)	1.2	1.1	1.1
Total liabilities	$3.2	$4.3	$2.3
__________________________________________________

(1)	Recognized in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(3)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $259.7 million, $342.2 million and $240.0 million as of May 4, 2019, May 5, 2018 and February 2, 2019, respectively.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Gains (losses) on the change in fair value of derivative instruments	$2.4	$4.7
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(2.4)	(3.0)
Net gains	$—	$1.7
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, right-of-use assets and intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 4, 2019 or May 5, 2018.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of May 4, 2019 our unsecured 6.75% senior notes due in 2021 had a net carrying value of $468.9 million and a fair value of $476.6 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.
5.    Leases
We conduct the substantial majority of our business with leased real estate properties, including retail stores, warehouse facilities and office space. We also lease certain equipment and vehicles. These are generally leased under noncancelable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require us to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of our lease agreements are classified as operating leases.
Effective February 3, 2019, we adopted ASC 842, Leases (see Note 1, "General Information"). Under ASC 842, fixed payments associated with our operating leases are included in operating lease right-of-use ("ROU") assets and both current and noncurrent operating lease liabilities on the balance sheet. We determine if an arrangement is considered a lease at inception. We recognize ROU assets, on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, we utilize our incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of our credit rating, country risk, corporate bond yields, the effect of collateralization, as well as comparison to our borrowing rates. For our real estate leases, we do not separate the components of a contract, thus our future payments include minimum rent payments and fixed executory costs. For our non-real estate leases, future payments include only fixed minimum rent payments. We record the amortization of our ROU assets and the accretion of our lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms we are reasonably certain to exercise. We recognize our cash or lease incentives as a reduction to the ROU asset. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Prior to our adoption of ASC 842, liabilities for future rental payments for operating leases were not recognized on the balance sheet. Leases with step rent provisions, escalation clauses or other lease concessions were accounted for on a straight-line basis over the lease term, which included renewal option periods when we were reasonably assured of exercising the renewal options and included “rent holidays” (periods in which we were not obligated to pay rent). Cash or lease incentives received upon entering into certain store leases (“tenant improvement allowances”) were also recognized on a straight-line basis as a reduction to rent expense over the lease term. We recorded the unamortized portion of tenant improvement allowances as a part of deferred rent.
Rent expense under operating leases was as follows (in millions):

13 Weeks Ended
May 4, 2019
Operating lease cost	$86.2
Variable lease cost (1)	24.3
Total rent expense	$110.5
_____________________________________________

(1)	Variable lease cost includes percentage rentals and variable executory costs.
During the 13 weeks ended May 4, 2019, we had cash outflows of $84.3 million associated with operating leases included in the measurement of our lease liabilities and we recognized $38.6 million of ROU assets that were obtained in exchange for operating lease obligations.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of May 4, 2019, were as follows:

	May 4, 2019
Weighted-average remaining lease term (years)	4.6	(1)
Weighted-average discount rate	4.6%
_____________________________________________

(1)
The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of May 4, 2019.  This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.

Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of May 4, 2019, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2019, as of May 4, 2019	$224.5
Fiscal Year 2020	218.5
Fiscal Year 2021	153.5
Fiscal Year 2022	107.6
Fiscal Year 2023	73.5
Thereafter	118.9
Total remaining lease payments	896.5
Less: Interest	(93.9)
Present value of lease liabilities	$802.6
_____________________________________________
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, future minimum annual rentals, including reasonably assured options, as of February 2, 2019, were as follows (in millions):

Period
Fiscal Year 2019	$296.2
Fiscal Year 2020	208.7
Fiscal Year 2021	149.1
Fiscal Year 2022	105.4
Fiscal Year 2023	71.4
Thereafter	116.2
$947.0
6.    Debt
Senior Notes
The carrying value of our long-term debt, net is comprised as follows (in millions):

	May 4, 2019	May 5, 2018	February 2, 2019
2019 Senior Notes principal amount	$—	$350.0	$350.0
2021 Senior Notes principal amount	471.9	475.0	475.0
Less: Unamortized debt financing costs	(3.0)	(6.4)	(4.2)
	$468.9	$818.6	$820.8
Less: Current portion	—	—	(349.2)
Long-term debt, net	$468.9	$818.6	$471.6
2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"), with interest payable semi-annually in arrears on April 1 and October 1 of each year beginning on April 1, 2015. We incurred fees and expenses related to the 2019 Senior Notes offering of $6.3 million. On April 4, 2019, we redeemed all of our $350.0 million unsecured senior notes due October 2019, plus accrued but unpaid interest, at the redemption price equal to 100% of par value. We used cash on hand for the redemption of the 2019 Senior Notes.
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
In the first quarter of fiscal 2019, we executed a series of open market purchases of our 2021 Senior Notes resulting in $3.1 million in aggregate principal amount being repurchased at prices ranging from 99.6% to 101.0% of par value. From May 5, 2019 through June 4, 2019, we executed an additional series of open market purchases of our 2021 Senior Notes, in which we repurchased an aggregate principal amount of $35.6 million at prices ranging from 100.9% to 101.5% of par value.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver maintains the $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 4, 2019, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 4, 2019, we had no borrowings or repayments under our revolving credit facility. As of May 4, 2019, total availability under the Revolver was $337.4 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 4, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.3 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

7.    Commitments and Contingencies
Commitments
During the 13 weeks ended May 4, 2019, there were no material changes to our commitments as disclosed in our 2018 Annual Report on Form 10-K.
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

	13 Weeks Ended
	May 4, 2019	May 5, 2018
Net income from continuing operations	$7.5	$20.4
(Loss) income from discontinued operations, net of tax	(0.7)	7.8
Net income	$6.8	$28.2

Weighted-average common shares outstanding	102.4	101.8
Dilutive effect of stock options and restricted stock awards	0.1	0.2
Weighted-average diluted common shares outstanding	102.5	102.0

Basic earnings (loss) per share: (1)
Continuing operations	$0.07	$0.20
Discontinued operations	(0.01)	0.08
Basic earnings per share	$0.07	$0.28

Diluted earnings (loss) per share: (1)
Continuing operations	$0.07	$0.20
Discontinued operations	(0.01)	0.08
Diluted earnings per share	$0.07	$0.28

Anti-dilutive stock options and restricted stock awards	0.8	1.6
__________________________________________________

(1)	The components of basic and diluted earnings per share may not sum to the total earnings per share due to rounding.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. Simply Mac is reported in the United States segment in these consolidated financial statements and accompanying notes. The historical results of Spring Mobile are reported as discontinued operations and are excluded from our segment results for all periods presented.
We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all video game brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles. Our segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Simply Mac. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended May 4, 2019 and May 5, 2018.
Segment information for the 13 weeks ended May 4, 2019 and May 5, 2018 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended May 4, 2019:
Net sales	$1,143.2	$72.6	$101.6	$230.3	$1,547.7
Operating earnings (loss)	52.2	(5.3)	(8.2)	(21.2)	17.5
13 weeks ended May 5, 2018:
Net sales	$1,293.2	$81.9	$122.1	$288.6	$1,785.8
Operating earnings (loss)	67.3	(0.3)	(7.6)	(12.9)	46.5

10.    Subsequent Events
On June 11, 2019, we commenced a modified Dutch tender offer for up to 12,000,000 shares of our Class A common stock that will expire on July 10, 2019, unless extended.

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. See our Annual Report on Form 10-K, for the fiscal year ended February 2, 2019 filed with the Securities and Exchange Commission on April 2, 2019 (the “2018 Annual Report on Form 10-K”), including the factors disclosed under “Item 1A. Risk Factors,” as well as “Disclosure Regarding Forward-looking Statements” and “Item 1A. Risk Factors” below, for certain factors that may cause actual results to vary materially from these forward-looking statements.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game and consumer electronics retailer. We operate over 5,700 stores across 14 countries. Our consumer product network also includes www.gamestop.com; Game Informer® magazine, the world's leading print and digital video game publication; and ThinkGeek, www.thinkgeek.com, the premier retailer for the global geek community featuring exclusive and unique video game and pop culture products.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. In this Quarterly Report, for all periods presented, Simply Mac is reported in the United States segment and the historical results of Spring Mobile are reported as discontinued operations. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc. The sale is expected to close during the third quarter of fiscal 2019.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal years ending February 1, 2020 ("fiscal 2019") and February 2, 2019 ("fiscal 2018") each consist of 52 weeks. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth fiscal quarter, which includes the holiday selling season.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 weeks ended May 4, 2019 compares those periods to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	May 4, 2019		May 5, 2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,547.7	100.0%	$1,785.8	100.0%
Cost of sales	1,076.5	69.6	1,254.7	70.3
Gross profit	471.2	30.4	531.1	29.7
Selling, general and administrative expenses	430.6	27.8	456.1	25.5
Depreciation and amortization	23.1	1.5	28.5	1.6
Operating earnings	17.5	1.1	46.5	2.6
Interest expense, net	7.7	0.5	13.7	0.8
Earnings from continuing operations before income tax expense	9.8	0.6	32.8	1.8
Income tax expense	2.3	0.1	12.4	0.7
Net income from continuing operations	7.5	0.5	20.4	1.1
(Loss) income from discontinued operations, net of tax	(0.7)	(0.1)	7.8	0.5
Net income	$6.8	0.4%	$28.2	1.6%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended
	May 4, 2019		May 5, 2018
	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$233.5	15.1%	$359.2	20.1%
New video game software	446.4	28.8	466.7	26.1
Pre-owned and value video game products	395.3	25.5	495.7	27.8
Video game accessories	200.2	12.9	199.1	11.1
Digital	38.1	2.5	43.0	2.4
Collectibles	157.3	10.2	142.4	8.0
Other(2)	76.9	5.0	79.7	4.5
Total	$1,547.7	100.0%	$1,785.8	100.0%

	13 Weeks Ended
	May 4, 2019		May 5, 2018
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$22.5	9.6%	$35.2	9.8%
New video game software	94.4	21.1	98.8	21.2
Pre-owned and value video game products	173.9	44.0	220.6	44.5
Video game accessories	72.5	36.2	67.5	33.9
Digital	34.8	91.3	38.2	88.8
Collectibles	51.4	32.7	45.8	32.2
Other(2)	21.7	28.2	25.0	31.4
Total	$471.2	30.4%	$531.1	29.7%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

13 weeks ended May 4, 2019 compared with the 13 weeks ended May 5, 2018

	13 Weeks Ended		Change
	May 4, 2019	May 5, 2018	$	%
	($ in millions)
Net sales	$1,547.7	$1,785.8	$(238.1)	(13.3)%
Cost of sales	1,076.5	1,254.7	(178.2)	(14.2)
Gross profit	471.2	531.1	(59.9)	(11.3)
Selling, general and administrative expenses	430.6	456.1	(25.5)	(5.6)
Depreciation and amortization	23.1	28.5	(5.4)	(18.9)
Operating earnings	17.5	46.5	(29.0)	(62.4)
Interest expense, net	7.7	13.7	(6.0)	(43.8)
Earnings from continuing operations before income tax expense	9.8	32.8	(23.0)	(70.1)
Income tax expense	2.3	12.4	(10.1)	(81.5)
Net income from continuing operations	7.5	20.4	(12.9)	(63.2)
(Loss) income from discontinued operations, net of tax	(0.7)	7.8	(8.5)	(109.0)
Net income	$6.8	$28.2	$(21.4)	(75.9)%

	13 Weeks Ended		Change
	May 4, 2019	May 5, 2018	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$233.5	$359.2	$(125.7)	(35.0)%
New video game software	446.4	466.7	(20.3)	(4.3)
Pre-owned and value video game products	395.3	495.7	(100.4)	(20.3)
Video game accessories	200.2	199.1	1.1	0.6
Digital	38.1	43.0	(4.9)	(11.4)
Collectibles	157.3	142.4	14.9	10.5
Other(2)	76.9	79.7	(2.8)	(3.5)
Total	$1,547.7	$1,785.8	$(238.1)	(13.3)%

	13 Weeks Ended		Change
	May 4, 2019	May 5, 2018	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$22.5	$35.2	$(12.7)	(36.1)%
New video game software	94.4	98.8	(4.4)	(4.5)
Pre-owned and value video game products	173.9	220.6	(46.7)	(21.2)
Video game accessories	72.5	67.5	5.0	7.4
Digital	34.8	38.2	(3.4)	(8.9)
Collectibles	51.4	45.8	5.6	12.2
Other(2)	21.7	25.0	(3.3)	(13.2)
Total	$471.2	$531.1	$(59.9)	(11.3)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $238.1 million, or 13.3%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018. The decrease in net sales was primarily attributable to a decline in comparable store sales of 10.3%, the negative impact of foreign exchange rate fluctuations of $33.1 million and the impact of 67 store closures (net of openings). The decrease in comparable store sales was primarily driven by a decrease in sales of new video game hardware, pre-owned and value video game products and new video game software, which were partially offset by an increase in collectibles.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $125.7 million, or 35.0%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018, primarily driven by a higher promotional activity in the prior year period, supply constraints in the market and the impact of next-generation console news; partially offset by an increase in sales of the Nintendo Switch.

•
Pre-owned and value video game product sales decreased $100.4 million, or 20.3%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018. The decrease was primarily driven by a decline in sales of pre-owned software due to weakening demand as a result of increasing digital adoption, including digital access to older titles.

•
New video game software sales decreased $20.3 million, or 4.3%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018, primarily due to a stronger lineup of new title releases in the prior year quarter.

The decreases described above were partially offset by an increase in sales of collectibles of $14.9 million, or 10.5%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018, primarily driven by new and improved product offerings.
Cost of Sales
Cost of sales decreased $178.2 million, or 14.2%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $59.9 million, or 11.3%, for the 13 weeks ended May 4, 2019 compared to the 13 weeks ended May 5, 2018, primarily due to declines in pre-owned and value video game products and new video game hardware. Gross profit as a percentage of net sales increased to 30.4% in the current year quarter compared to 29.7% in the prior year quarter. The increase in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories, driven by the decline in hardware and an increase in gross profit as a percentage of net sales in video game accessories from 33.9% to 36.2%.
Selling, General and Administrative Expenses
SG&A declined by $25.5 million, or 5.6%, to $430.6 million for the 13 weeks ended May 4, 2019, compared to the 13 weeks ended May 5, 2018. The decline in SG&A was primarily due to the positive impact of foreign exchange rate fluctuations and a non-recurring charge of $11.2 million recognized in the prior year period related to changes in the Company's executive management.

Depreciation and Amortization
Depreciation and amortization expense decreased $5.4 million, or 18.9%, for the 13 weeks ended May 4, 2019, compared to the 13 weeks ended May 5, 2018, primarily due to declining capital expenditures over the past several years.
Income Tax Expense
Income tax expense was $2.3 million, representing an effective tax rate of 23.5%, for the 13 weeks ended May 4, 2019 compared to income tax expense of $12.4 million, representing an effective tax rate of 37.8%, for the 13 weeks ended May 5, 2018. The decrease in the effective income tax rate compared to the same period in the prior year was primarily driven by certain discrete tax items recognized in the respective periods and the relative mix of earnings across the jurisdictions within which we operate.
Operating Earnings and Net Income from Continuing Operations
The factors described above led to operating earnings of $17.5 million for the 13 weeks ended May 4, 2019, compared to operating earnings of $46.5 million for the 13 weeks ended May 5, 2018. Net income from continuing operations was $7.5 million for the 13 weeks ended May 4, 2019, compared to net income of $20.4 million for the 13 weeks ended May 5, 2018.
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
Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended May 4, 2019 compared with the 13 weeks ended May 5, 2018

As of and for the 13 Weeks Ended May 4, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$1,143.2	$72.6	$101.6	$230.3	$1,547.7
Operating earnings (loss)	$52.2	$(5.3)	$(8.2)	$(21.2)	$17.5
Segment operating data:
Store count	3,791	310	459	1,203	5,763
Comparable store sales(1)	(10.2)%	(6.4)%	(8.2)%	(12.6)%	(10.3)%

As of and for the 13 Weeks Ended May 5, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$1,293.2	$81.9	$122.1	$288.6	$1,785.8
Operating earnings (loss)	$67.3	$(0.3)	$(7.6)	$(12.9)	$46.5
Segment operating data:
Store count	3,899	318	467	1,236	5,920
Comparable store sales(1)	(2.6)%	(13.8)%	(14.9)%	(9.5)%	(5.3)%

Video Game Brands
United States
Segment results in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam; our e-commerce websites www.gamestop.com and www.thinkgeek.com; Game Informer magazine; and Simply Mac. Net sales for the 13 weeks ended May 4, 2019 decreased $150.0 million, or 11.6%, compared to the 13 weeks ended May 5, 2018, primarily due to a 10.2% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware and pre-owned and value video game products, which were partially offset by an increase in sales of collectibles and new video game software. Operating earnings for the 13 weeks ended May 4, 2019 was $52.2 million compared to $67.3 million for the same period in the prior year. The decrease in operating earnings was primarily the result of the decline in sales, partially offset by reductions to SG&A, which includes a non-recurring charge of $11.2 million recognized in the prior year period related to changes in the Company's executive management.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 13 weeks ended May 4, 2019 decreased $9.3 million, or 11.4%, compared to the 13 weeks ended May 5, 2018, primarily due to a 6.4% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware, new video game software and pre-owned and value video game products, which were partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended May 4, 2019 was $5.3 million compared to $0.3 million for the same period in the prior year. The increase in operating loss is primarily due to the decline in sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 13 weeks ended May 4, 2019 decreased $20.5 million, or 16.8%, compared to the 13 weeks ended May 5, 2018 primarily due to a 8.2% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware and new video game software, partially offset by an increase in collectibles. Operating loss for the 13 weeks ended May 4, 2019 was $8.2 million compared to $7.6 million during the same period in the prior year. The increase in operating loss was primarily due to the decline in sales.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales for the 13 weeks ended May 4, 2019 decreased $58.3 million, or 20.2%, compared to the 13 weeks ended May 5, 2018 primarily due to a 12.6% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware, pre-owned and value video game products and new video game software, which were partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended May 4, 2019 was $21.2 million compared to $12.9 million during the same period in the prior year. The increase in operating loss is primarily due to the decline in sales.
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of May 4, 2019, we had total cash on hand of $543.2 million and an additional $337.4 million of available borrowing capacity under our revolving credit facility. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, transformation initiative and corporate capital allocation programs, including share or debt repurchases, for at least the next 12 months.
On April 4, 2019, we redeemed all of our $350.0 million unsecured senior notes due October 2019, plus accrued but unpaid interest, at the redemption price equal to 100% of par value. We used cash on hand for the redemption of the 2019 Senior Notes. Beginning in April 2019 and through June 4, 2019, we also executed a series of open market purchases of our 2021 Senior Notes resulting in $38.7 million in aggregate principal amount being repurchased at prices ranging from 99.6% to 101.5% of par value.
On June 11, 2019, we commenced a modified Dutch tender offer for up to 12,000,000 shares of our Class A common stock that will expire on July 10, 2019, unless extended.
On an ongoing basis, we evaluate and consider strategic alternatives, including divestitures, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any borrowings or sales of debt or equity securities will depend on our operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions.

Cash Flows
During the 13 weeks ended May 4, 2019, cash used in operations was $665.0 million, compared to cash used in operations of $531.9 million during the 13 weeks ended May 5, 2018. The increase in cash used in operations of $133.1 million was primarily attributable to the timing of vendor payments.
Cash used in investing activities was $18.7 million during the 13 weeks ended May 4, 2019, compared to $16.4 million during the the 13 weeks ended May 5, 2018. The $2.3 million increase in cash used in investing activities is primarily attributable to higher capital expenditures during the 13 weeks ended May 4, 2019.
Cash used in financing activities was $394.0 million during the 13 weeks ended May 4, 2019, compared to $57.3 million during the 13 weeks ended May 5, 2018. The increase in cash used is primarily due to the redemption of our $350 million in aggregate principal of 5.5% unsecured senior notes in April 2019.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 4, 2019, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of May 4, 2019, total availability under the Revolver was $337.4 million, with no outstanding borrowings and outstanding standby letters of credit of $7.2 million.
In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
The agreement governing our Revolver and the indenture governing our 2021 Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the indentures governing our Revolver and 2021 Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds. We are currently in compliance with all covenants under our indentures governing the 2021 Senior Notes and our Revolver.
See Note 6, “Debt,” to our consolidated financial statements for additional information related to our Revolver and 2021 Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 4, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.3 million.
Dividends
On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility and optionality. Eliminating the Company’s quarterly common stock dividend will preserve approximately $157 million in cash annually, based on the amount of dividends paid in fiscal 2018, and enable the Company to further reduce its outstanding debt and provide flexibility to drive value creation for shareholders.

CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2018 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2018 Annual Report on Form 10-K.
As disclosed in the 2018 Annual Report on Form 10-K, considerable judgment is necessary to estimate the fair value of goodwill and indefinite-lived intangible assets associated with our reporting units. As of May 4, 2019, there are no indicators of material impairment present. However, changes in the assumptions previously used in the discounted cash flow analyses, including sales trends, operating margins expectations, planned capital expenditures and discount rates may result in different estimated fair values that could result in material impairment charges. In addition, sustained declines in our stock price and related market capitalization could impact key assumptions in the overall estimated fair values of our reporting units and could result in material impairment charges.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q and other oral and written statements made by us to the public contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The forward-looking statements involve a number of risks and uncertainties. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our 2018 Annual Report on Form 10-K as well as Item 1A of Part II of this Quarterly Report on Form 10-Q for a description of these risks and uncertainties.
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
There have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2018 Annual Report on Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were not effective because of the material weaknesses in internal control over financial reporting that were disclosed in our 2018 Annual Report on Form 10-K for the fiscal year ended February 2, 2019. Specifically, the control deficiencies associated with the material weaknesses primarily relate to end-user and privileged access to certain information technology systems that support our financial reporting process. As a result of these deficiencies, the related process-level manual and automated application controls that rely on information generated from the affected information technology systems were also deemed ineffective. These material weaknesses did not result in any identified misstatements to the financial statements, and there were no changes to previously released financial results.
Notwithstanding the material weaknesses, management, including the principal executive officer and principal financial officer, believes that the consolidated financial statements included in this Quarterly Report on Form 10-Q fairly present, in all material respects our financial condition, results of operations and cash flows as of and for the periods presented in accordance with GAAP.
Remediation
As previously described in Part II, Item 9A of our 2018 Annual Report on Form 10-K, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the material weaknesses are remediated. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2019.
Changes in Internal Control Over Financial Reporting
Upon adoption of ASU 2016-02, Leases, on February 3, 2019, we implemented changes in our internal controls over financial reporting by implementing new accounting processes, systems and control procedures for lease accounting. Other than the changes related to our remediation efforts and ASU 2016-02, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
You should carefully consider the factors discussed in “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K. These risks could materially and adversely affect our business, financial condition and results of operations. There have been no material changes from the risk factors disclosed in our 2018 Annual Report on Form 10-K.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1	Employment Agreement between George Sherman and the Company dated March 21, 2019	Current Report on Form 8-K	March 21, 2019
10.2	Amendment dated May 8, 2019 to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman	Current Report on Form 8-K	May 10, 2019
10.3	Employment Agreement between James A. Bell and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019
10.4	Employment Agreement between Chris R. Homeister and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019
10.5	Employment Agreement between Frank M. Hamlin and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019
10.6
Cooperation Agreement, dated as of March 29, 2019, by and among Permit Capital Enterprise Fund, L.P., Permit Capital, LLC, Permit Capital GP, L.P., John C. Broderick, Hestia Capital Partners LP, Hestia Capital Management, LLC, Kurtis J. Wolf and GameStop Corp.
		Current Report on Form 8-K	April 1, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

GAMESTOP CORP.

	By:	/s/ JAMES A. BELL
James A. Bell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: June 11, 2019

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 11, 2019