Form 10-Q/A
period 2019-05-04
GameStop Corp.
filed 2019-06-12
CIK 1326380

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

EXPLANATORY NOTE
The sole purpose of this Amendment No. 1 to GameStop Corp’s Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2019, originally filed with the Securities and Exchange Commission on June 11, 2019, is to file Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Due to a technical error, the eXtensible Business Reporting Language (XBRL) data is being resubmitted.
No other changes have been made to the Form 10-Q. This Amendment No. 1 speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original filing of the Form 10-Q.

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
		Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019	June 11, 2019
32.2
Certification of Chief Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
		Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2019	June 11, 2019
101.INS	XBRL Instance Document	Submitted electronically herewith.
101.SCH	XBRL Taxonomy Extension Schema	Submitted electronically herewith.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.
101.DEF	XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.
101.LAB	XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: June 11, 2019