Form 10-Q
period 2019-08-03
GameStop Corp.
filed 2019-09-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 4, 2019: 90,457,598

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	August 3, 2019	August 4, 2018	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$424.0	$272.8	$1,624.4
Receivables, net	122.4	121.8	134.2
Merchandise inventories, net	948.9	1,130.6	1,250.5
Prepaid expenses and other current assets	143.2	159.5	118.6
Assets held for sale	29.1	640.1	—
Total current assets	1,667.6	2,324.8	3,127.7
Property and equipment, net	312.0	325.8	321.3
Operating lease right-of-use assets	769.7	—	—
Deferred income taxes	157.8	153.6	147.3
Goodwill	—	1,337.9	363.9
Other noncurrent assets	80.8	140.3	84.1
Total assets	$2,987.9	$4,282.4	$4,044.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$368.3	$535.8	$1,051.9
Accrued and other current liabilities	593.7	714.3	780.0
Current portion of operating lease liabilities	240.3	—	—
Current portion of debt, net	—	—	349.2
Liabilities held for sale	14.5	40.7	—
Total current liabilities	1,216.8	1,290.8	2,181.1
Deferred income taxes	0.1	5.0	0.1
Long-term debt, net	419.1	819.2	471.6
Operating lease liabilities	523.9	—	—
Other long-term liabilities	18.3	63.2	55.3
Total liabilities	2,178.2	2,178.2	2,708.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 90.5, 101.9 and 102.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	—	27.5	27.7
Accumulated other comprehensive loss	(75.1)	(40.4)	(54.3)
Retained earnings	884.7	2,117.0	1,362.7
Total stockholders’ equity	809.7	2,104.2	1,336.2
Total liabilities and stockholders’ equity	$2,987.9	$4,282.4	$4,044.3

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$1,285.7	$1,501.1	$2,833.4	$3,286.9
Cost of sales	886.6	1,031.1	1,963.1	2,285.8
Gross profit	399.1	470.0	870.3	1,001.1
Selling, general and administrative expenses	459.3	441.5	889.9	897.6
Depreciation and amortization	22.6	27.0	45.7	55.5
Goodwill impairments	363.9	—	363.9	—
Operating (loss) earnings	(446.7)	1.5	(429.2)	48.0
Interest income	(2.6)	(0.5)	(7.9)	(1.0)
Interest expense	9.6	14.4	22.6	28.6
(Loss) earnings from continuing operations before income taxes	(453.7)	(12.4)	(443.9)	20.4
Income tax (benefit) expense	(40.1)	27.4	(37.8)	39.8
Net loss from continuing operations	(413.6)	(39.8)	(406.1)	(19.4)
(Loss) income from discontinued operations, net of tax	(1.7)	14.9	(2.4)	22.7
Net (loss) income	$(415.3)	$(24.9)	$(408.5)	$3.3

Basic (loss) earnings per share:
Continuing operations	$(4.14)	$(0.39)	$(4.01)	$(0.19)
Discontinued operations	(0.02)	0.15	(0.02)	0.22
Basic (loss) earnings per share	$(4.15)	$(0.24)	$(4.04)	$0.03

Diluted (loss) earnings per share:
Continuing operations	$(4.14)	$(0.39)	$(4.01)	$(0.19)
Discontinued operations	(0.02)	0.15	(0.02)	0.22
Diluted (loss) earnings per share	$(4.15)	$(0.24)	$(4.04)	$0.03

Weighted-average shares outstanding:
Basic	100.0	102.1	101.2	101.9
Diluted	100.0	102.1	101.2	101.9

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions)

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net (loss) income	$(415.3)	$(24.9)	$(408.5)	$3.3
Other comprehensive loss:
Foreign currency translation adjustment	(6.9)	(17.4)	(20.8)	(52.6)
Total comprehensive loss	$(422.2)	$(42.3)	$(429.3)	$(49.3)

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	$0.1	$29.0	$(68.2)	$1,330.8	$1,291.7
Net loss	—	—	—	—	(415.3)	(415.3)
Foreign currency translation	—	—	—	(6.9)	—	(6.9)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Repurchase of common shares	(12.0)	—	(32.1)	—	(30.8)	(62.9)
Settlement of stock-based awards	0.2	—	(0.2)	—	—	(0.2)
Balance at August 3, 2019	90.5	$0.1	$—	$(75.1)	$884.7	$809.7

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09	—	—	—	—	11.5	11.5
Net income	—	—	—	—	28.2	28.2
Foreign currency translation	—	—	—	(35.2)	—	(35.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.9)	(38.9)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at May 5, 2018	101.9	$0.1	$25.5	$(23.0)	$2,180.9	$2,183.5
Net loss	—	—	—	—	(24.9)	(24.9)
Foreign currency translation	—	—	—	(17.4)	—	(17.4)
Dividends declared, $0.38 per common share	—	—	—	—	(39.0)	(39.0)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Balance at August 4, 2018	101.9	$0.1	$27.5	$(40.4)	$2,117.0	$2,104.2

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	26 Weeks Ended
	August 3, 2019	August 4, 2018
Cash flows from operating activities:
Net (loss) income	$(408.5)	$3.3
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	46.2	66.9
Provision for inventory reserves	21.5	25.6
Goodwill impairments	363.9	—
Stock-based compensation expense	5.2	9.6
Deferred income taxes	(11.8)	—
Loss on disposal of property and equipment	0.9	0.9
Other	(8.0)	(4.3)
Changes in operating assets and liabilities:
Receivables, net	8.5	9.7
Merchandise inventories	249.0	77.0
Prepaid expenses and other current assets	(7.4)	(13.3)
Prepaid income taxes and income taxes payable	(76.5)	(21.3)
Accounts payable and accrued liabilities	(827.7)	(581.7)
Operating lease right-of-use assets and lease liabilities	(2.2)	—
Changes in other long-term liabilities	0.2	(2.3)
Net cash flows used in operating activities	(646.7)	(429.9)
Cash flows from investing activities:
Purchase of property and equipment	(41.2)	(40.1)
Other	(1.0)	2.3
Net cash flows used in investing activities	(42.2)	(37.8)
Cash flows from financing activities:
Repayment of acquisition-related debt	—	(12.2)
Repurchase of common shares	(62.9)	—
Dividends paid	(40.5)	(79.9)
Borrowings from the revolver	—	154.0
Repayments of revolver borrowings	—	(154.0)
Repayments of senior notes	(404.5)	—
Settlement of stock-based awards	(0.8)	(4.2)
Net cash flows used in financing activities	(508.7)	(96.3)
Exchange rate effect on cash and cash equivalents and restricted cash	(5.1)	(21.6)
(Increase) decrease in cash held for sale	(0.1)	3.4
Decrease in cash and cash equivalents and restricted cash	(1,202.8)	(582.2)
Cash and cash equivalents and restricted cash at beginning of period	1,640.5	869.1
Cash and cash equivalents and restricted cash at end of period	$437.7	$286.9

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. GameStop operates over 5,700 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which was amended on July 12, 2019. See Note 2, "Discontinued Operations and Dispositions," for further information.
Simply Mac is reported in the United States segment in these consolidated financial statements and accompanying condensed notes. The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities held for sale as of August 3, 2019, relate to Simply Mac, and the assets and liabilities held for sale as of August 4, 2018, relate to Spring Mobile. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these condensed notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 2, 2019, as filed with the Securities and Exchange Commission on April 2, 2019, (the “2018 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 26 weeks ended August 3, 2019 are not indicative of the results to be expected for the 52 weeks ending February 1, 2020 ("fiscal 2019").
Significant Accounting Policies
Except for the accounting policy for leases, which is discussed below within "—Adoption of New Accounting Pronouncements" and within Note 6, "Leases," there have been no material changes to our significant accounting policies as noted in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within our 2018 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $13.7 million, $14.1 million and $16.1 million as of August 3, 2019, August 4, 2018 and February 2, 2019, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	August 3, 2019	August 4, 2018	February 2, 2019
Cash and cash equivalents	$424.0	$272.8	$1,624.4
Restricted cash (included in prepaid expenses and other current assets)	0.4	2.8	2.7
Restricted cash (included in other noncurrent assets)	13.3	11.3	13.4
Total cash and cash equivalents and restricted cash in the statements of cash flows	$437.7	$286.9	$1,640.5
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,255.3 million, $1,249.5 million and $1,235.8 million as of August 3, 2019, August 4, 2018 and February 2, 2019, respectively.
Share Repurchases
On June 11, 2019, we commenced a modified Dutch auction tender offer for up to 12.0 million shares of our Class A common stock with a price range between $5.20 and $6.00 per share. The tender offer expired on July 10, 2019. Through the tender offer, we accepted for payment 12.0 million shares at a purchase price of $5.20 per share for a total of $62.9 million, including fees and commissions. The shares purchased through the tender offer were immediately retired. The excess purchase price over par value was recorded as a reduction to additional paid-in capital and retained earnings in our unaudited consolidated balance sheet.
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
Under the modified-retrospective transition approach, we have recorded adjustments to our fiscal 2019 opening balance sheet (as of February 3, 2019) to recognize an initial operating lease right-of-use asset and corresponding initial lease liability of approximately $850 million. See Note 6, "Leases" for further details.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. The results of our discontinued operations for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 are as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Net sales	$—	$145.6	$—	$293.8
Cost of sales	—	19.5	—	41.5
Gross profit	—	126.1	—	252.3
Selling, general and administrative expenses	2.2	100.8	3.0	210.8
Depreciation and amortization	—	5.2	—	10.8
(Loss) income from discontinued operations before income taxes	(2.2)	20.1	(3.0)	30.7
Income tax (benefit) expense	(0.5)	5.2	(0.6)	8.0
Net (loss) income from discontinued operations	$(1.7)	$14.9	$(2.4)	$22.7
There were no significant operating noncash items for our discontinued operations for the 26 weeks ended August 3, 2019. The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for the 26 weeks ended August 4, 2018 (in millions):

August 4, 2018
Capital expenditures	$4.1
Depreciation and amortization	10.8
Provision for inventory reserves	7.1
Disposition of Simply Mac
On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which was amended on July 12, 2019. The sale is expected to close during the third quarter of fiscal 2019.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Assets and Liabilities Held for Sale
The assets and liabilities classified as held for sale as of August 3, 2019 relate to our Simply Mac business, the sale of which is expected to close in the third quarter of fiscal 2019. The assets and liabilities classified as held for sale as of August 4, 2018 relate to our former Spring Mobile business, which we sold in the fourth quarter of fiscal 2018. The major classes of assets and liabilities held for sale are as follows (in millions):

	August 3, 2019	August 4, 2018
	Simply Mac	Spring Mobile
Assets:
Cash and cash equivalents	$0.1	$6.8
Receivables, net	1.8	47.9
Merchandise inventories, net	15.4	106.4
Prepaid expenses and other current assets	0.6	9.0
Property and equipment, net	0.8	73.6
Operating lease right-of-use assets	9.0	—
Goodwill	—	316.9
Other intangible assets, net	—	77.0
Other assets	1.4	2.5
Total assets held for sale	$29.1	$640.1

Liabilities:
Accounts payable	$4.0	$5.9
Accrued liabilities	1.1	19.7
Operating lease liabilities	9.4	—
Other liabilities	—	15.1
Total liabilities held for sale	$14.5	$40.7

3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
New video game hardware (1)	$175.6	$298.3	$409.1	$657.5
New video game software	285.0	300.9	731.4	767.6
Pre-owned and value video game products	373.1	452.1	768.4	947.8
Video game accessories	169.6	187.3	369.8	386.4
Digital	36.3	40.2	74.4	83.2
Collectibles	171.8	141.7	329.1	284.1
Other (2)	74.3	80.6	151.2	160.3
Total	$1,285.7	$1,501.1	$2,833.4	$3,286.9

__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 10, "Segment Information," for net sales by geographic location.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Obligations
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, “unredeemed customer liabilities”), extended warranties and subscriptions to our Game Informer magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of August 3, 2019, our unredeemed customer liabilities totaled $250.6 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of August 3, 2019, our deferred revenue liability related to extended warranties totaled $63.3 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of August 3, 2019, we had deferred revenue of $40.6 million associated with our Game Informer magazine.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 2, 2019	$376.9
Increase to contract liabilities (1)	412.9
Decrease to contract liabilities (2)	(432.6)
Other adjustments (3)	(2.7)
Balance at August 3, 2019	$354.5
__________________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 26 weeks ended August 3, 2019, there were $39.8 million of gift cards redeemed that were outstanding as of February 2, 2019.

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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our assets and liabilities measured at fair value on a recurring basis as of August 3, 2019, August 4, 2018 and February 2, 2019, utilize Level 2 inputs and include the following (in millions):

	August 3, 2019	August 4, 2018	February 2, 2019
Assets
Foreign currency contracts(1)	$3.2	$4.5	$1.0
Company-owned life insurance(2)	16.3	14.8	14.6
Total assets	$19.5	$19.3	$15.6
Liabilities
Foreign currency contracts(3)	$1.6	$1.3	$1.2
Nonqualified deferred compensation(3)	1.2	1.2	1.1
Total liabilities	$2.8	$2.5	$2.3

__________________________________________________

(1)	Recognized in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(3)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts, foreign currency options and cross-currency swaps (together, the “foreign currency contracts”) to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans and foreign currency assets and liabilities. The total gross notional value of derivatives related to our foreign currency contracts was $223.7 million, $390.4 million and $240.0 million as of August 3, 2019, August 4, 2018 and February 2, 2019, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany and foreign currency assets and liabilities recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Gains (losses) on the change in fair value of derivative instruments	$0.4	$4.7	$2.8	$9.4
(Losses) gains on the re-measurement of related intercompany loans and foreign currency assets and liabilities	(0.4)	(4.5)	(2.8)	(7.5)
Net gains	$—	$0.2	$—	$1.9

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
As of August 3, 2019 our unsecured 6.75% senior notes due in 2021 had a net carrying value of $419.1 million and a fair value of $423.5 million. The fair values of our senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

5.    Goodwill
Goodwill represents the excess purchase price over tangible net assets and identifiable intangible assets acquired. Intangible assets are recorded apart from goodwill if they arise from a contractual right and are capable of being separated from the entity and sold, transferred, licensed, rented or exchanged individually. We are required to evaluate goodwill and other intangible assets not subject to amortization for impairment at least annually. This annual test is completed at the beginning of the fourth quarter of each fiscal year or when circumstances indicate the carrying value of the goodwill or other intangible assets might be impaired. Goodwill has been assigned to reporting units for the purpose of impairment testing. We have four operating segments, including the United States, Canada, Australia and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution and the type of customer and separate management within these businesses. In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess.
During the 13 weeks ended August 3, 2019, we determined that a triggering event occurred as a result of a decline in our market capitalization; therefore, we performed an interim impairment test for our goodwill and indefinite-lived intangible assets. As a result of the interim impairment test, we recognized a goodwill impairment charge totaling $363.9 million related to our United States segment. We have no remaining goodwill as a result of the impairment charge. We estimated the fair value of our United States segment by using a combination of the income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to earnings of the Company and other comparable, publicly-traded companies.
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2019 were as follows (in millions):

	United States	Canada	Australia	Europe	Total
Balance at February 2, 2019	$363.9	$—	$—	$—	$363.9
Impairment charge	(363.9)	—	—	—	(363.9)
Balance at August 3, 2019	$—	$—	$—	$—	$—

Cumulative goodwill impairment charges	$1,173.0	$129.1	$173.5	$499.5	$1,975.1

6.    Leases
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
Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended	26 weeks ended
	August 3, 2019	August 3, 2019
Operating lease cost	$85.0	$171.2
Variable lease cost (1)	24.8	49.1
Total rent expense	$109.8	$220.3
_____________________________________________

(1)	Variable lease cost includes percentage rentals and variable executory costs.
During the 26 weeks ended August 3, 2019, we had cash outflows of $150.6 million associated with operating leases included in the measurement of our lease liabilities and we recognized $84.7 million of ROU assets that were obtained in exchange for operating lease obligations.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of August 3, 2019, were as follows:

	August 3, 2019
Weighted-average remaining lease term (years)	4.5	(1)
Weighted-average discount rate	4.5%
_____________________________________________

(1)
The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of August 3, 2019. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.

Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of August 3, 2019, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2019, as of August 3, 2019	$150.7
Fiscal Year 2020	232.1
Fiscal Year 2021	162.0
Fiscal Year 2022	112.2
Fiscal Year 2023	77.9
Thereafter	124.0
Total remaining lease payments	858.9
Less: Interest	(85.3)
Present value of lease liabilities (2)	$773.6
_______________________________________________________________

(1)	Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.

(2)
The present value of lease liabilities consist of $240.3 million classified as current portion of operating lease liabilities, $523.9 million classified as long-term operating lease liabilities, and $9.4 million classified as held-for-sale liabilities.

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
$947.0

7.    Debt
Senior Notes
The carrying value of our long-term debt, net is comprised as follows (in millions):

	August 3, 2019	August 4, 2018	February 2, 2019
2019 Senior Notes principal amount	$—	$350.0	$350.0
2021 Senior Notes principal amount	421.4	475.0	475.0
Less: Unamortized debt financing costs	(2.3)	(5.8)	(4.2)
	$419.1	$819.2	$820.8
Less: Current portion	—	—	(349.2)
Long-term debt, net	$419.1	$819.2	$471.6

2019 Senior Notes. In September 2014, we issued $350.0 million aggregate principal amount of unsecured 5.50% senior notes due October 1, 2019 (the "2019 Senior Notes"). On April 4, 2019, we used cash on hand to redeem all of our $350.0 million unsecured senior notes due October 2019, plus accrued but unpaid interest, at the redemption price equal to 100% of par value.
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and are not registered under the Securities Act of 1933 (the "Securities Act"). The 2021 Senior Notes were offered in the United States to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
In the first half of fiscal 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 3, 2019, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 3, 2019, we had no borrowings or repayments under our revolving credit facility. As of August 3, 2019, total availability under the Revolver was $283.0 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 3, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

8.    Commitments and Contingencies
Commitments
During the 26 weeks ended August 3, 2019, there were no material changes to our commitments as disclosed in our 2018 Annual Report on Form 10-K.
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
9.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive.
A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 3, 2019	August 4, 2018	August 3, 2019	August 4, 2018
Weighted-average common shares outstanding	100.0	102.1	101.2	101.9
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted-average diluted common shares outstanding	100.0	102.1	101.2	101.9

Anti-dilutive stock options and restricted stock awards	2.5	2.0	2.5	2.0

10.    Segment Information
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
We identify segments based on a combination of geographic areas and management responsibility. Each of the segments includes significant retail operations with all video game brands stores engaged in the sale of new and pre-owned video game hardware, software, accessories and collectibles. Our segments also include stand-alone collectibles stores. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 26 weeks ended August 3, 2019 and August 4, 2018.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Segment information for the 13 and 26 weeks ended August 3, 2019 and August 4, 2018 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended August 3, 2019
Net sales	$880.0	$63.0	$121.2	$221.5	$1,285.7
Operating loss	(414.1)	(7.1)	(2.2)	(23.3)	(446.7)
13 weeks ended August 4, 2018
Net sales	$1,041.5	$74.5	$136.4	$248.7	$1,501.1
Operating earnings (loss)	23.5	(3.3)	0.5	(19.2)	1.5

	United States	Canada	Australia	Europe	Consolidated
26 weeks ended August 3, 2019
Net sales	$2,023.2	$135.6	$222.8	$451.8	$2,833.4
Operating loss	(361.9)	(12.4)	(10.4)	(44.5)	(429.2)
26 weeks ended August 4, 2018
Net sales	$2,334.7	$156.4	$258.5	$537.3	$3,286.9
Operating earnings (loss)	90.8	(3.6)	(7.1)	(32.1)	48.0

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon management’s current beliefs, views, estimates and expectations. These forward-looking statements are based upon the current beliefs, views, estimates and expectations of our management including as to the Company’s industry, business strategy, goals and expectations concerning its market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Such statements include without limitation those about the Company’s expectations for fiscal 2019, future financial and operating results, projections, expectations and other statements that are not historical facts. All statements regarding targeted and expected benefits of our transformation, capital allocation, profit improvement and cost-savings initiatives, and expected fiscal 2019 results, are forward-looking statements and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, without limitation, the uncertain impact, effects and results of pursuit of operating, strategic, financial and structural alternatives; volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital and credit; our inability to obtain sufficient quantities of product to meet consumer demand; the timing of release and consumer demand for new and pre-owned products; our ability to continue to expand, and successfully open and operate new stores for our collectibles business; risks associated with achievement of anticipated financial and operating results from acquisitions; our ability to sustain and grow our console digital video game sales; the impact of goodwill and intangible asset impairments; cost reduction initiatives, including store closing costs; risks related to changes in, and our continued retention of, executives and other key personnel; changes in consumer preferences and economic conditions; increased operating costs, including wages; cyber security events and related costs; risks associated with international operations; increased competition. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 2, 2019 (the “2018 Annual Report on Form 10-K”).
We caution you not to place undue reliance on these forward-looking statements, which speak only as of the date of this report. All subsequent written and oral forward-looking statements attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section and in our 2018 Annual Report on Form 10-K and other filings with the SEC. Except to the extent required by applicable law or regulation, we undertake no obligation to update these forward-looking statements to reflect events or circumstances after the date of this filing or to reflect the occurrence of unanticipated events.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. We operate over 5,700 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been comprised of Spring Mobile, Simply Mac and Cricket Wireless branded stores ("Cricket Wireless"). Cricket Wireless was sold in January 2018, and Spring Mobile was sold in January 2019. In this Quarterly Report, for all periods presented, Simply Mac is reported in the United States segment, and the historical results of Spring Mobile are reported as discontinued operations. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which was amended on July 12, 2019. The sale is expected to close during the third quarter of fiscal 2019.
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

Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles are typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles include the Sony PlayStation 4 (launched in 2013), Microsoft Xbox One (launched in 2013) and the Nintendo Switch (launched in 2017). We believe the current generation consoles from Sony and Microsoft are nearing the end of their cycle and we anticipate that the next generation consoles from these manufacturers will launch in the second half of 2020.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 and 26 weeks ended August 3, 2019 compares those periods to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
BUSINESS STRATEGY
In May of 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot. Efforts related to this initiative are focused on areas of the business that are critical to achieving long-term success and value creation as we position GameStop on the correct strategic path and fully leverage our unique position and brand in the video game industry. Our strategic plan is anchored on four tenets which include, optimizing the core business by driving efficiency and effectiveness, creating the social and cultural hub of gaming, building compelling digital capabilities, and transforming our vendor and partner relationships for an evolving video game industry.
Optimize the core. Optimize the core business by improving efficiency and effectiveness across the organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing the global store base.
Become the social / cultural hub for gaming. Create the social and cultural hub of gaming across the GameStop platform by testing and improving existing core assets including the store experience, knowledgeable associates and the PowerUp Rewards loyalty program.
Build digital platform. Build compelling digital capabilities, including the recent relaunch of GameStop.com, to reach customers more broadly across the omni-channel platform and give them the full spectrum of content and access to products they desire.
Transform vendor partnerships. Transform our vendor and partner relationships to unlock additional high-margin revenue streams and optimize the lifetime value of every customer.
Connected to our transformation efforts, we have incurred and expect to incur future costs including, but not limited to, consulting fees, severance and store closure costs.
We remain committed to a balanced and disciplined capital allocation approach, which will return capital to shareholders when the time is right and balancing that opportunity against the need to maintain a strong balance sheet and to invest in responsible growth that will drive innovation for the business.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,285.7	100.0%	$1,501.1	100.0%	$2,833.4	100.0%	$3,286.9	100.0%
Cost of sales	886.6	69.0	1,031.1	68.7	1,963.1	69.3	2,285.8	69.5
Gross profit	399.1	31.0	470.0	31.3	870.3	30.7	1,001.1	30.5
Selling, general and administrative expenses	459.3	35.6	441.5	29.4	889.9	31.4	897.6	27.3
Depreciation and amortization	22.6	1.8	27.0	1.8	45.7	1.6	55.5	1.7
Goodwill impairments	363.9	28.3	—	—	363.9	12.8	—	—
Operating (loss) earnings	(446.7)	(34.7)	1.5	0.1	(429.2)	(15.1)	48.0	1.5
Interest expense, net	7.0	0.6	13.9	1.0	14.7	0.6	27.6	0.9
(Loss) earnings from continuing operations before income taxes	(453.7)	(35.3)	(12.4)	(0.9)	(443.9)	(15.7)	20.4	0.6
Income tax (benefit) expense	(40.1)	(3.1)	27.4	1.8	(37.8)	(1.4)	39.8	1.2
Net loss from continuing operations	(413.6)	(32.2)	(39.8)	(2.7)	(406.1)	(14.3)	(19.4)	(0.6)
(Loss) income from discontinued operations, net of tax	(1.7)	(0.1)	14.9	1.0	(2.4)	(0.1)	22.7	0.7
Net (loss) income	$(415.3)	(32.3)%	$(24.9)	(1.7)%	$(408.5)	(14.4)%	$3.3	0.1%
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
The following tables set forth, by significant product category, net sales and gross profit information for the periods indicated (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total	Net Sales	Percent of Total
New video game hardware(1)	$175.6	13.7%	$298.3	19.9%	$409.1	14.4%	$657.5	20.0%
New video game software	285.0	22.2	300.9	20.0	731.4	25.8	767.6	23.4
Pre-owned and value video game products	373.1	29.0	452.1	30.1	768.4	27.1	947.8	28.8
Video game accessories	169.6	13.2	187.3	12.5	369.8	13.1	386.4	11.8
Digital	36.3	2.8	40.2	2.7	74.4	2.6	83.2	2.5
Collectibles	171.8	13.4	141.7	9.4	329.1	11.6	284.1	8.6
Other(2)	74.3	5.7	80.6	5.4	151.2	5.4	160.3	4.9
Total	$1,285.7	100.0%	$1,501.1	100.0%	$2,833.4	100.0%	$3,286.9	100.0%

	13 Weeks Ended				26 Weeks Ended
	August 3, 2019		August 4, 2018		August 3, 2019		August 4, 2018
	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent	Gross Profit	Gross Profit Percent
New video game hardware(1)	$17.0	9.7%	$34.6	11.6%	$39.5	9.7%	$69.8	10.6%
New video game software	59.8	21.0	67.9	22.6	154.2	21.1	166.7	21.7
Pre-owned and value video game products	159.6	42.8	197.5	43.7	333.5	43.4	418.1	44.1
Video game accessories	61.0	36.0	62.7	33.5	133.5	36.1	130.2	33.7
Digital	32.7	90.1	36.3	90.3	67.5	90.7	74.5	89.5
Collectibles	48.0	27.9	45.1	31.8	99.4	30.2	90.9	32.0
Other(2)	21.0	28.3	25.9	32.1	42.7	28.2	50.9	31.8
Total	$399.1	31.0%	$470.0	31.3%	$870.3	30.7%	$1,001.1	30.5%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

13 weeks ended August 3, 2019 compared with the 13 weeks ended August 4, 2018

	13 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
	($ in millions)
Net sales	$1,285.7	$1,501.1	$(215.4)	(14.3)%
Cost of sales	886.6	1,031.1	(144.5)	(14.0)
Gross profit	399.1	470.0	(70.9)	(15.1)
Selling, general and administrative expenses	459.3	441.5	17.8	4.0
Depreciation and amortization	22.6	27.0	(4.4)	(16.3)
Goodwill impairments	363.9	—	363.9	NM
Operating (loss) earnings	(446.7)	1.5	(448.2)	NM
Interest expense, net	7.0	13.9	(6.9)	(49.6)
(Loss) earnings from continuing operations before income taxes	(453.7)	(12.4)	(441.3)	NM
Income tax (benefit) expense	(40.1)	27.4	(67.5)	NM
Net loss from continuing operations	(413.6)	(39.8)	(373.8)	NM
(Loss) income from discontinued operations, net of tax	(1.7)	14.9	(16.6)	NM
Net (loss) income	$(415.3)	$(24.9)	$(390.4)	NM
__________________________________________________
NM - Not meaningful.

	13 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$175.6	$298.3	$(122.7)	(41.1)%
New video game software	285.0	300.9	(15.9)	(5.3)
Pre-owned and value video game products	373.1	452.1	(79.0)	(17.5)
Video game accessories	169.6	187.3	(17.7)	(9.5)
Digital	36.3	40.2	(3.9)	(9.7)
Collectibles	171.8	141.7	30.1	21.2
Other(2)	74.3	80.6	(6.3)	(7.8)
Total	$1,285.7	$1,501.1	$(215.4)	(14.3)%

	13 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$17.0	$34.6	$(17.6)	(50.9)%
New video game software	59.8	67.9	(8.1)	(11.9)
Pre-owned and value video game products	159.6	197.5	(37.9)	(19.2)
Video game accessories	61.0	62.7	(1.7)	(2.7)
Digital	32.7	36.3	(3.6)	(9.9)
Collectibles	48.0	45.1	2.9	6.4
Other(2)	21.0	25.9	(4.9)	(18.9)
Total	$399.1	$470.0	$(70.9)	(15.1)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $215.4 million, or 14.3%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018. The decrease in net sales was primarily attributable to a decline in comparable store sales of 11.6%, the negative impact of foreign exchange rates of $19.1 million and the impact of 179 store closures (net of openings). The decrease in comparable store sales was primarily driven by decreases in sales of video game products, partially offset by an increase in sales of collectibles.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $122.7 million, or 41.1%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily driven by lower demand for the current generation consoles from Sony and Microsoft as they near the end of their console cycle.

•
Pre-owned and value video game product sales decreased $79.0 million, or 17.5%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018. The decrease was primarily driven by a decline in sales of pre-owned software due to weakening demand as a result of increasing digital adoption, including digital access to older titles.

•
Video game accessories decreased $17.7 million, or 9.5%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily due to the strength in sales in the prior year period of audio-related and other accessories associated with growth in the battle royale gaming genre.

•
New video game software sales decreased $15.9 million, or 5.3%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily due to a stronger lineup of new title releases in the prior year quarter.

The decreases described above were partially offset by an increase in sales of collectibles of $30.1 million, or 21.2%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily driven by our focus on the category and higher customer demand.
Cost of Sales
Cost of sales decreased $144.5 million, or 14.0%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.
Gross Profit
Gross profit decreased $70.9 million, or 15.1%, for the 13 weeks ended August 3, 2019 compared to the 13 weeks ended August 4, 2018, primarily due to decreases of $37.9 million in pre-owned and value video game products and $17.6 million in new video game hardware. Gross profit as a percentage of net sales decreased to 31.0% in the current year quarter compared to 31.3% in the prior year quarter, primarily driven by higher promotional activity in the current year quarter, partially offset by an increase due to a shift in mix between product categories.
Selling, General and Administrative Expenses
SG&A increased by $17.8 million, or 4.0%, to $459.3 million for the 13 weeks ended August 3, 2019, compared to the 13 weeks ended August 4, 2018. The increase in SG&A was primarily due to costs associated with our transformation initiatives and severance totaling $33.1 million, partially offset by lower store expenses, due to the closure of 179 stores (net of openings), and the positive impact of foreign exchange rate fluctuations of $7.3 million.

Depreciation and Amortization
Depreciation and amortization expense decreased $4.4 million, or 16.3%, for the 13 weeks ended August 3, 2019, compared to the 13 weeks ended August 4, 2018, primarily due to declining capital expenditures over the past several years.
Goodwill Impairment
During the 13 weeks ended August 3, 2019, we recognized goodwill impairment charges totaling $363.9 million. The impairment charge was primarily as a result of a decline in our market capitalization. As a result of the impairment charge, we have no remaining goodwill. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information.
Income Tax (Benefit) Expense
Income tax benefit was $40.1 million for the 13 weeks ended August 3, 2019 compared to income tax expense of $27.4 million for the 13 weeks ended August 4, 2018. Income tax expense for the prior year quarter included a $29.6 million charge associated with a tax dispute in France. Excluding this charge, our adjusted effective income tax rate was 17.7% for the prior year quarter, which decreased to 8.8% in the current year quarter. The decrease in the effective income tax rate compared to the prior year quarter was primarily driven by discrete items recorded in the respective periods and the relative mix of earnings across the jurisdictions within which we operate.
Operating (Loss) Earnings and Net Loss from Continuing Operations
The factors described above led to an operating loss of $446.7 million for the 13 weeks ended August 3, 2019, compared to operating earnings of $1.5 million for the 13 weeks ended August 4, 2018. Net loss from continuing operations was $413.6 million for the 13 weeks ended August 3, 2019, compared to net loss from continuing operations of $39.8 million for the 13 weeks ended August 4, 2018.

26 weeks ended August 3, 2019 compared with the 26 weeks ended August 4, 2018

	26 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
	($ in millions)
Net sales	$2,833.4	$3,286.9	$(453.5)	(13.8)%
Cost of sales	1,963.1	2,285.8	(322.7)	(14.1)
Gross profit	870.3	1,001.1	(130.8)	(13.1)
Selling, general and administrative expenses	889.9	897.6	(7.7)	(0.9)
Depreciation and amortization	45.7	55.5	(9.8)	(17.7)
Goodwill impairments	363.9	—	363.9	NM
Operating (loss) earnings	(429.2)	48.0	(477.2)	NM
Interest expense, net	14.7	27.6	(12.9)	(46.7)
(Loss) earnings from continuing operations before income taxes	(443.9)	20.4	(464.3)	NM
Income tax (benefit) expense	(37.8)	39.8	(77.6)	NM
Net loss from continuing operations	(406.1)	(19.4)	(386.7)	NM
(Loss) income from discontinued operations, net of tax	(2.4)	22.7	(25.1)	NM
Net (loss) income	$(408.5)	$3.3	$(411.8)	NM
__________________________________________________
NM - Not meaningful.

	26 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
Net Sales:	($ in millions)
New video game hardware(1)	$409.1	$657.5	$(248.4)	(37.8)%
New video game software	731.4	767.6	(36.2)	(4.7)
Pre-owned and value video game products	768.4	947.8	(179.4)	(18.9)
Video game accessories	369.8	386.4	(16.6)	(4.3)
Digital	74.4	83.2	(8.8)	(10.6)
Collectibles	329.1	284.1	45.0	15.8
Other(2)	151.2	160.3	(9.1)	(5.7)
Total	$2,833.4	$3,286.9	$(453.5)	(13.8)%

	26 Weeks Ended		Change
	August 3, 2019	August 4, 2018	$	%
Gross Profit:	($ in millions)
New video game hardware(1)	$39.5	$69.8	$(30.3)	(43.4)%
New video game software	154.2	166.7	(12.5)	(7.5)
Pre-owned and value video game products	333.5	418.1	(84.6)	(20.2)
Video game accessories	133.5	130.2	3.3	2.5
Digital	67.5	74.5	(7.0)	(9.4)
Collectibles	99.4	90.9	8.5	9.4
Other(2)	42.7	50.9	(8.2)	(16.1)
Total	$870.3	$1,001.1	$(130.8)	(13.1)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

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

Net Sales
Net sales decreased $453.5 million, or 13.8% for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018. The decrease in net sales was primarily attributable to a decline in comparable store sales of 10.9%, the negative impact of foreign exchange rates of $52.2 million and the impact of 179 store closures (net of openings). The decrease in comparable store sales was primarily driven by a decrease in sales of video game products, partially offset by an increase in sales of collectibles.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $248.4 million, or 37.8%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily driven by lower demand for the current generation consoles from Sony and Microsoft as they near the end of their console cycle.

•
Pre-owned and value video game product sales decreased $179.4 million or 18.9% for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018. The decrease was primarily driven by a decline in sales of pre-owned software due to weakening demand as a result of increasing digital adoption, including digital access to older titles.

•
New video game software sales decreased $36.2 million or 4.7%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily due to a stronger lineup of new title releases in the prior year period.

•
Video game accessories sales decreased $16.6 million, or 4.3%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily due to the strength in sales in the prior year period of audio-related and other accessories associated with growth in the battle royale gaming genre.

The decreases described above were partially offset by an increase in sales of collectibles of $45.0 million, or 15.8%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily driven by our focus on the category and higher customer demand.
Cost of Sales
Cost of sales decreased $322.7 million, or 14.1%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily as a result of the change in net sales discussed above as well as the changes in gross profit discussed below.

Gross Profit
Gross profit decreased $130.8 million, or 13.1%, for the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily due to declines in pre-owned and value video game products, new video game hardware and new video game software, partially offset by an increase in collectibles. Gross profit as a percentage of net sales increased to 30.7% in the current year period compared to 30.5% in the same period in the prior year. The increase in gross profit as a percentage of net sales was primarily due to a shift in mix between product categories, driven by the decline in hardware.
Selling, General and Administrative Expenses
SG&A decreased $7.7 million, or 0.9% in the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily due to the positive impact of foreign exchange rate fluctuations of $19.9 million, as well as lower store and incentive compensation expenses, partially offset by an increase in costs associated with our transformation initiatives and severance totaling $33.1 million.
Depreciation and Amortization
Depreciation and amortization expense decreased $9.8 million, or 17.7%, in the 26 weeks ended August 3, 2019 compared to the 26 weeks ended August 4, 2018, primarily due to declining capital expenditures over the past several years.
Goodwill Impairment
During the 26 weeks ended August 3, 2019, we recognized a goodwill impairment charge totaling $363.9 million. The impairment charge was primarily as a result of a decline in our market capitalization. As a result of the impairment charge, we have no remaining goodwill. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements included elsewhere in the Quarterly Report on Form 10-Q for further information.
Income Tax (Benefit) Expense
Income tax benefit was $37.8 million for the 26 weeks ended August 3, 2019, compared to income tax expense of $39.8 million for the 26 weeks ended August 4, 2018. Income tax expense for the prior year period included a $29.6 million charge associated with a tax dispute in France. Excluding this charge, our adjusted effective income tax rate was 50.0% for the prior year period, which decreased to 8.5% in the current year period. The decrease in the effective income tax rate compared to the prior year period was primarily driven by discrete items recorded in the respective periods and the relative mix of earnings across the jurisdictions within which we operate.
Operating (Loss) Earnings and Net Loss from Continuing Operations
The factors described above led to an operating loss of $429.2 million for the 26 weeks ended August 3, 2019, compared to operating earnings of $48.0 million for the 26 weeks ended August 4, 2018. Net loss from continuing operations was $406.1 million for the 26 weeks ended August 3, 2019, compared to net loss from continuing operations of $19.4 million for the 26 weeks ended August 4, 2018.
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

Operating earnings (loss) by operating segment, defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes, and net sales by reportable unit in U.S. dollars were as follows (in millions):
13 weeks ended August 3, 2019 compared with the 13 weeks ended August 4, 2018

As of and for the 13 Weeks Ended August 3, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$880.0	$63.0	$121.2	$221.5	$1,285.7
Operating loss	$(414.1)	$(7.1)	$(2.2)	$(23.3)	$(446.7)
Segment operating data:
Store count	3,780	307	448	1,189	5,724
Comparable store sales	(14.0)%	(13.4)%	(4.0)%	(5.4)%	(11.6)%

As of and for the 13 Weeks Ended August 4, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$1,041.5	$74.5	$136.4	$248.7	$1,501.1
Operating earnings (loss)	$23.5	$(3.3)	$0.5	$(19.2)	$1.5
Segment operating data:
Store count	3,887	317	467	1,232	5,903
Comparable store sales	2.4%	6.2%	(5.6)%	(10.1)%	(0.5)%
United States
Segment results in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac. Net sales for the 13 weeks ended August 3, 2019 decreased $161.5 million, or 15.5%, compared to the 13 weeks ended August 4, 2018, primarily due to a 14.0% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of decreases in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended August 3, 2019 was $414.1 million compared to operating earnings of $23.5 million for the same period in the prior year. The operating loss for the 13 weeks ended August 3, 2019 includes a goodwill impairment charge of $363.9 million. Excluding this impairment charge, operating loss would have increased by $73.7 million to $50.2 million for the 13 weeks ended August 3, 2019 compared to the same period in the prior year, primarily as a result of the decline in sales as well as costs in the current quarter associated with our transformation initiatives and severance totaling $33.1 million. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the impairment charge.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 13 weeks ended August 3, 2019 decreased $11.5 million, or 15.4%, compared to the 13 weeks ended August 4, 2018, primarily due to a 13.4% decrease in comparable store sales. The decrease in comparable stores sales was primarily the result of a decrease in sales of video game products. Operating loss for the 13 weeks ended August 3, 2019 increased to $7.1 million compared to $3.3 million for the same period in the prior year, primarily due to the decline in sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 13 weeks ended August 3, 2019 decreased $15.2 million, or 11.1%, compared to the 13 weeks ended August 4, 2018 primarily due to a 4.0% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations of $8.5 million. The decrease in comparable store sales was primarily the result of decreases in sales of new video game hardware and new video game software, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended August 3, 2019 was $2.2 million compared to operating earnings of $0.5 million during the same period in the prior year. The operating loss was primarily due to the decline in sales.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales for the 13 weeks ended August 3, 2019 decreased $27.2 million, or 10.9%, compared to the 13 weeks ended August 4, 2018 primarily due to a 5.4% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations of $9.6 million. The decrease in comparable store sales was primarily the result of decreases in sales of pre-owned and value video game products, new video game hardware and new video game software, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended August 3, 2019 was $23.3 million compared to $19.2 million during the same period in the prior year. The increase in operating loss is primarily due to the decline in sales, which was partially offset by reductions in SG&A.

26 weeks ended August 3, 2019 compared with the 26 weeks ended August 4, 2018

As of and for the 26 Weeks Ended August 3, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$2,023.2	$135.6	$222.8	$451.8	$2,833.4
Operating loss	$(361.9)	$(12.4)	$(10.4)	$(44.5)	$(429.2)
Segment operating data:
Store count	3,780	307	448	1,189	5,724
Comparable store sales	(11.9)%	(9.8)%	(5.9)%	(9.2)%	(10.9)%

As of and for the 26 Weeks Ended August 4, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$2,334.7	$156.4	$258.5	$537.3	$3,286.9
Operating earnings (loss)	$90.8	$(3.6)	$(7.1)	$(32.1)	$48.0
Segment operating data:
Store count	3,887	317	467	1,232	5,903
Comparable store sales	(0.5)%	(5.3)%	(10.2)%	(9.8)%	(3.2)%
United States
Segment results for Video Game Brands in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac. Net sales for the 26 weeks ended August 3, 2019 decreased $311.5 million, or 13.3%, compared to the 26 weeks ended August 4, 2018, primarily due to a 11.9% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 26 weeks ended August 3, 2019 was $361.9 million compared to operating earnings of $90.8 million during the same period in the prior year. The operating loss for the 26 weeks ended August 3, 2019 includes a goodwill impairment charge of $363.9 million. Excluding this impairment charge, operating earnings would have decreased by $88.8 million to $2.0 million for the 26 weeks ended August 3, 2019 compared to the same period in the prior year, primarily as a result of a decline in sales as well as costs in the current year period associated with our transformation initiatives and severance totaling $33.1 million. See Note 5, "Goodwill and Intangible Assets," to our unaudited consolidated financial statements for further information on the impairment charge.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 26 weeks ended August 3, 2019 decreased $20.8 million, or 13.3%, compared to the 26 weeks ended August 4, 2018, primarily due to a 9.8% decrease in comparable store sales and the negative impact foreign exchange rate fluctuations of $4.2 million. The decrease in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 26 weeks ended August 3, 2019 increased to $12.4 million compared to $3.6 million during the same period in the prior year, primarily due to the decline in sales.
Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 26 weeks ended August 3, 2019 decreased $35.7 million, or 13.8%, compared to the 26 weeks ended August 4, 2018 primarily due to a 5.9% decrease in comparable store sales and the negative impact of foreign exchange rate fluctuations of $17.5 million. The decline in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 26 weeks ended August 3, 2019 increased to $10.4 million compared to $7.1 million during the same period in the prior year, primarily due to the decline in sales.
Europe
Segment results for Europe include retail operations and e-commerce operations in 10 European countries. Net sales for the 26 weeks ended August 3, 2019 decreased $85.5 million, or 15.9%, compared to the 26 weeks ended August 4, 2018, primarily due to a decrease in comparable store sales of 9.2% and the negative impact of foreign exchange rate fluctuations of $30.5 million. The decrease in comparable store sales was primarily due to a decline in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 26 weeks ended August 3, 2019 increased to $44.5 million compared to $32.1 million during the same period in the prior year, primarily due to the decline in sales.

LIQUIDITY AND CAPITAL RESOURCES
Overview
As of August 3, 2019, we had total cash and liquidity of $707.0 million, including cash on hand of $424.0 million and an additional $283.0 million of available borrowing capacity under our revolving credit facility. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, transformation initiatives and corporate capital allocation programs, including any share or debt repurchases that we may undertake, for at least the next 12 months.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any strategic operational changes, or purchases of our debt or equity securities will depend on our available cash and liquidity, operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our unprofitable operating subsidiaries and business units that operate within our international segments. In total, we currently believe that any potential charges associated with the disposition or wind-down of certain operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization would not be material, but may be incurred during the balance of fiscal 2019 and the first half of fiscal 2020, depending on the outcome of our evaluation.
Uses of Capital
On April 4, 2019, we used cash on hand to redeem all of our $350.0 million unsecured senior notes due October 2019, plus accrued but unpaid interest, at the redemption price equal to 100% of par value. In addition, in the first half of fiscal 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
On June 11, 2019, we commenced a modified Dutch auction tender offer for up to 12.0 million shares of our Class A common stock with a price range between $5.20 and $6.00 per share. The tender offer expired on July 10, 2019. Through the tender offer, we accepted for payment 12.0 million shares at a purchase price of $5.20 per share for a total of $62.9 million, including fees and commissions. The shares purchased through the tender offer were immediately retired.
On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility and optionality. We paid an aggregate of approximately $157 million in cash dividends in fiscal 2018, and we believe the decision to eliminate the dividend will enable us to further reduce debt and provide us flexibility as we seek to drive value creation for stockholders.
Cash Flows
During the 26 weeks ended August 3, 2019, cash used in operations was $646.7 million, compared to cash used in operations of $429.9 million during the 26 weeks ended August 4, 2018. The increase in cash used in operations of $216.8 million was primarily attributable to the timing of vendor payments and a decrease in earnings.
Cash used in investing activities was relatively consistent at $42.2 million during the 26 weeks ended August 3, 2019, compared to $37.8 million during the 26 weeks ended August 4, 2018.
Cash used in financing activities was $508.7 million during the 26 weeks ended August 3, 2019, compared to $96.3 million during the 26 weeks ended August 4, 2018. The increase in cash used is primarily due to the redemption of our $350.0 million 2019 senior notes in April 2019, open market repurchases of our 2021 senior notes totaling $53.6 million, and the repurchase of 12.0 million shares of our common stock for $62.9 million, partially offset by a decline in dividends paid on our common shares of $39.4 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 3, 2019, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of August 3, 2019, total availability under the Revolver was $283.0 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million.

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
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 3, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $2.0 million.
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

Remediation
As previously described in Part II, Item 9A of our 2018 Annual Report on Form 10-K, our management has been implementing and continues to implement measures designed to ensure that control deficiencies contributing to the identified material weaknesses are remediated. We expect that the remediation of these material weaknesses will be completed by the end of fiscal 2019.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the fiscal quarter ended August 3, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions)
May 5 through June 1, 2019(2)	25,650	$7.58	—	$300.0
June 2 through July 6, 2019(2)	4,990	$5.31	—	$300.0
July 7 through August 3, 2019(3)	12,000,000	$5.20	12,000,000	$237.1
Total	12,030,640	$5.21	12,000,000	$237.1
______________________________________________

(1)
In March 2019, we publicly announced that our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $300 million of our Class A Common Stock. As of August 3, 2019, we had $237.1 million remaining to repurchase shares under the authorized repurchase program which has no expiration date.

(2)
Under our 2011 and 2019 Incentive plans, approved by our Board of Directors and our stockholders, the Company may withhold ordinary shares from certain employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock awards. Our 2011 Incentive plan was effective through June 25, 2019, when our 2019 Incentive plan was approved.

(3)
On June 11, 2019, we commenced a modified Dutch auction tender offer for up to 12.0 million shares of our Class A common stock with a price range between $5.20 and $6.00 per share. The tender offer expired on July 10, 2019. Through the tender offer, we accepted for payment 12.0 million shares at a purchase price of $5.20 per share for a total of $62.9 million, including fees and commissions. The shares purchased through the tender offer were immediately retired.

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
Furnished herewith.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are imbedded within the inline XBRL document.	Submitted electronically herewith.
101.SCH	Inline XBRL Taxonomy Extension Schema	Submitted electronically herewith.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	Submitted electronically herewith.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Submitted electronically herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ JAMES A. BELL
James A. Bell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 11, 2019

GAMESTOP CORP.

	By:	/s/ TROY W. CRAWFORD
Troy W. Crawford
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 11, 2019