Form 10-Q
period 2019-11-02
GameStop Corp.
filed 2019-12-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2019

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 4, 2019: 65,922,283

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	November 2, 2019	November 3, 2018	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$290.3	$448.6	$1,624.4
Receivables, net	145.7	152.3	134.2
Merchandise inventories, net	1,286.7	1,881.5	1,250.5
Prepaid expenses and other current assets	127.6	149.0	118.6
Assets held for sale	12.8	631.6	—
Total current assets	1,863.1	3,263.0	3,127.7
Property and equipment, net	287.1	323.9	321.3
Operating lease right-of-use assets	758.1	—	—
Deferred income taxes	157.8	189.0	147.3
Goodwill	—	777.0	363.9
Other noncurrent assets	79.5	103.8	84.1
Total assets	$3,145.6	$4,656.7	$4,044.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$709.9	$1,452.8	$1,051.9
Accrued and other current liabilities	625.1	700.8	780.0
Current portion of operating lease liabilities	238.5	—	—
Current portion of debt, net	—	348.8	349.2
Liabilities held for sale	—	54.3	—
Total current liabilities	1,573.5	2,556.7	2,181.1
Long-term debt, net	419.4	471.2	471.6
Operating lease liabilities	516.5	—	—
Other long-term liabilities	19.1	63.7	55.4
Total liabilities	2,528.5	3,091.6	2,708.1
Commitments and contingencies (Note 8)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 67.9, 102.0 and 102.0 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	—	29.8	27.7
Accumulated other comprehensive loss	(71.5)	(54.0)	(54.3)
Retained earnings	688.5	1,589.2	1,362.7
Total stockholders’ equity	617.1	1,565.1	1,336.2
Total liabilities and stockholders’ equity	$3,145.6	$4,656.7	$4,044.3

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$1,438.5	$1,935.4	$4,271.9	$5,222.3
Cost of sales	997.4	1,377.2	2,960.5	3,663.0
Gross profit	441.1	558.2	1,311.4	1,559.3
Selling, general and administrative expenses	451.8	463.6	1,341.7	1,361.2
Depreciation and amortization	23.6	25.0	69.3	80.5
Goodwill impairments	—	557.3	363.9	557.3
Asset impairments	11.3	30.2	11.3	30.2
Operating loss	(45.6)	(517.9)	(474.8)	(469.9)
Interest income	(2.0)	(1.1)	(9.9)	(2.1)
Interest expense	8.0	14.1	30.6	42.7
Loss from continuing operations before income taxes	(51.6)	(530.9)	(495.5)	(510.5)
Income tax expense (benefit)	31.6	(24.0)	(6.2)	15.8
Net loss from continuing operations	(83.2)	(506.9)	(489.3)	(526.3)
(Loss) income from discontinued operations, net of tax	(0.2)	18.3	(2.6)	41.0
Net loss	$(83.4)	$(488.6)	$(491.9)	$(485.3)

Basic (loss) earnings per share:
Continuing operations	$(1.01)	$(4.96)	$(5.16)	$(5.16)
Discontinued operations	—	0.18	(0.03)	0.40
Basic loss per share	$(1.02)	$(4.78)	$(5.19)	$(4.76)

Diluted (loss) earnings per share:
Continuing operations	$(1.01)	$(4.96)	$(5.16)	$(5.16)
Discontinued operations	—	0.18	(0.03)	0.40
Diluted loss per share	$(1.02)	$(4.78)	$(5.19)	$(4.76)

Weighted-average shares outstanding:
Basic	82.1	102.2	94.8	102.0
Diluted	82.1	102.2	94.8	102.0

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net loss	$(83.4)	$(488.6)	$(491.9)	$(485.3)
Other comprehensive loss:
Foreign currency translation adjustment	3.6	(13.6)	(17.2)	(66.2)
Total comprehensive loss	$(79.8)	$(502.2)	$(509.1)	$(551.5)

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	0.1	29.0	(68.2)	1,330.8	1,291.7
Net loss	—	—	—	—	(415.3)	(415.3)
Foreign currency translation	—	—	—	(6.9)	—	(6.9)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Repurchase of common shares	(12.0)	—	(32.1)	—	(30.8)	(62.9)
Settlement of stock-based awards	0.2	—	(0.2)	—	—	(0.2)
Balance at August 3, 2019	90.5	0.1	—	(75.1)	884.7	809.7
Net loss	—	—	—	—	(83.4)	(83.4)
Foreign currency translation	—	—	—	3.6	—	3.6
Stock-based compensation expense	—	—	2.9	—	—	2.9
Repurchase of common shares	(22.6)	—	(2.9)	—	(112.8)	(115.7)
Balance at November 2, 2019	67.9	$0.1	$—	$(71.5)	$688.5	$617.1

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09	—	—	—	—	11.5	11.5
Net income	—	—	—	—	28.2	28.2
Foreign currency translation	—	—	—	(35.2)	—	(35.2)
Dividends declared, $0.38 per common share	—	—	—	—	(38.9)	(38.9)
Stock-based compensation expense	—	—	7.6	—	—	7.6
Settlement of stock-based awards	0.6	—	(4.2)	—	—	(4.2)
Balance at May 5, 2018	101.9	0.1	25.5	(23.0)	2,180.9	2,183.5
Net loss	—	—	—	—	(24.9)	(24.9)
Foreign currency translation	—	—	—	(17.4)	—	(17.4)
Dividends declared, $0.38 per common share	—	—	—	—	(39.0)	(39.0)
Stock-based compensation expense	—	—	2.0	—	—	2.0
Balance at August 4, 2018	101.9	0.1	27.5	(40.4)	2,117.0	2,104.2
Net loss	—	—	—	—	(488.6)	(488.6)
Foreign currency translation	—	—	—	(13.6)	—	(13.6)
Dividends declared, $0.38 per common share	—	—	—	—	(39.2)	(39.2)
Stock-based compensation expense	—	—	3.2	—	—	3.2
Settlement of stock-based awards	0.1	—	(0.9)	—	—	(0.9)
Balance at November 3, 2018	102.0	$0.1	$29.8	$(54.0)	$1,589.2	$1,565.1

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	39 Weeks Ended
	November 2, 2019	November 3, 2018
Cash flows from operating activities:
Net loss	$(491.9)	$(485.3)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	70.1	97.4
Goodwill and asset impairments	375.2	587.5
Stock-based compensation expense	8.1	12.8
Deferred income taxes	(11.8)	(46.5)
Loss on disposal of property and equipment	1.9	1.4
Loss on divestitures	1.3	—
Other	(13.1)	(4.8)
Changes in operating assets and liabilities:
Receivables, net	(6.7)	20.5
Merchandise inventories	(61.6)	(705.3)
Prepaid expenses and other current assets	(10.7)	(20.1)
Prepaid income taxes and income taxes payable	(44.2)	(1.4)
Accounts payable and accrued liabilities	(472.2)	365.2
Operating lease right-of-use assets and lease liabilities	0.7	—
Changes in other long-term liabilities	0.1	(0.6)
Net cash flows used in operating activities	(654.8)	(179.2)
Cash flows from investing activities:
Purchase of property and equipment	(61.4)	(65.9)
Proceeds from divestitures	5.2	—
Other	(0.7)	(0.3)
Net cash flows used in investing activities	(56.9)	(66.2)
Cash flows from financing activities:
Repayment of acquisition-related debt	—	(12.2)
Repurchase of common shares	(176.9)	—
Dividends paid	(40.5)	(118.7)
Borrowings from the revolver	—	154.0
Repayments of revolver borrowings	—	(154.0)
Repayments of senior notes	(404.5)	—
Settlement of stock-based awards	(0.8)	(5.1)
Net cash flows used in financing activities	(622.7)	(136.0)
Exchange rate effect on cash and cash equivalents and restricted cash	(1.7)	(28.4)
Decrease in cash held for sale	—	4.3
Decrease in cash and cash equivalents and restricted cash	(1,336.1)	(405.5)
Cash and cash equivalents and restricted cash at beginning of period	1,640.5	869.1
Cash and cash equivalents and restricted cash at end of period	$304.4	$463.6

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. GameStop operates over 5,600 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment primarily consisted of Spring Mobile and Simply Mac. We sold Spring Mobile in January 2019. In September 2019, we closed on the sale of Simply Mac. See Note 2, "Discontinued Operations and Dispositions," for further information.
Simply Mac is included in the United States segment in these consolidated financial statements and accompanying condensed notes. The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. The assets and liabilities held for sale as of November 3, 2018, relate to Spring Mobile. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these condensed notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 2, 2019, as filed with the Securities and Exchange Commission on April 2, 2019, (the “2018 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, and changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 39 weeks ended November 2, 2019 are not indicative of the results to be expected for the 52 weeks ending February 1, 2020 ("fiscal 2019").
Reclassifications
In our unaudited consolidated statements of cash flows, we reclassified the prior period provision for inventory reserves of $42.4 million from other operating activities to changes in merchandise inventories in order to conform to the current year presentation.
Significant Accounting Policies
Except for the accounting policy for leases, which is discussed below within "—Adoption of New Accounting Pronouncements" and within Note 6, "Leases," there have been no material changes to our significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within our 2018 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $14.1 million, $15.0 million and $16.1 million as of November 2, 2019, November 3, 2018 and February 2, 2019, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	November 2, 2019	November 3, 2018	February 2, 2019
Cash and cash equivalents	$290.3	$448.6	$1,624.4
Restricted cash (included in prepaid expenses and other current assets)	0.3	2.7	2.7
Restricted cash (included in other noncurrent assets)	13.8	12.3	13.4
Total cash and cash equivalents and restricted cash in the statements of cash flows	$304.4	$463.6	$1,640.5
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,230.4 million, $1,237.9 million and $1,235.8 million as of November 2, 2019, November 3, 2018 and February 2, 2019, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses totaling $3.6 million during the third quarter of fiscal 2019.
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
In addition to the equity tender offer describe above, during the third quarter of fiscal 2019, we executed a series of open market repurchases for an aggregate of 22.6 million shares of our Class A common stock totaling $115.7 million, including fees and commissions. Included in these amounts are repurchases of 0.3 million shares for $1.7 million that were initiated prior to November 2, 2019, but not settled until the fourth quarter of fiscal 2019. As of November 2, 2019, we have $121.4 million remaining under our share repurchase program.
Income Tax Expense (Benefit)
We have historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the 13 weeks ended November 2, 2019, we determined we could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, we used our actual year-to-date effective tax rate to calculate income taxes for the 13 and 39 weeks ended November 2, 2019.

We recognized income tax expense of $31.6 million, representing an effective tax rate of (61.2)%, for the 13 weeks ended November 2, 2019, and an income tax benefit of $6.2 million, representing an effective tax rate of 1.3%, for the 39 weeks ended November 2, 2019. The difference between our effective tax rates and the U.S. Federal statutory tax rate of 21% primarily relate to discrete items recognized in the 13 and 39 weeks ended November 2, 2019, and the relative mix of earnings across the jurisdictions within which we operate, including increases in valuation allowances and losses not benefited in certain foreign jurisdictions during the 13 and 39 weeks ended November 2, 2019.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
2.    Discontinued Operations and Dispositions
Discontinued Operations
On January 16, 2019, we completed the sale of all of the equity interest in our former wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC, a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale totaled $727.9 million, which is subject to customary post-closing adjustments. The net proceeds received consisted of the purchase price of $700.0 million less $10.5 million of transaction costs, plus preliminary adjustments totaling $38.4 million for working capital and indebtedness. We recognized a gain on sale of $100.8 million ($65.4 million, net of tax) during the fourth quarter of fiscal 2018. Except for customary post-closing adjustments and transition services, we have no contingencies or continuing involvement with Spring Mobile subsequent to the completion of the sale.
The historical results of Spring Mobile are reported as discontinued operations in our consolidated statements of operations for all periods presented. The results of our discontinued operations for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018 are as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Net sales	$—	$149.0	$—	$442.8
Cost of sales	—	16.4	—	57.9
Gross profit	—	132.6	—	384.9
Selling, general and administrative expenses	0.2	103.0	3.2	313.8
Depreciation and amortization	—	5.2	—	16.0
(Loss) income from discontinued operations before income taxes	(0.2)	24.4	(3.2)	55.1
Income tax (benefit) expense	—	6.1	(0.6)	14.1
Net (loss) income from discontinued operations	$(0.2)	$18.3	$(2.6)	$41.0

There were no significant operating noncash items for our discontinued operations for the 39 weeks ended November 2, 2019. The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for the 39 weeks ended November 3, 2018 (in millions):

November 3, 2018
Capital expenditures	$6.1
Depreciation and amortization	16.0
Provision for inventory reserves	9.5

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Disposition of Simply Mac
On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which closed on September 25, 2019, for total consideration of $12.9 million. The consideration received is subject to customary post-closing adjustments and consisted of $5.2 million in cash and a note receivable of $7.7 million. We recognized a loss on sale of $1.3 million, net of tax, during the third quarter of fiscal 2019.
Assets and Liabilities Held for Sale
As of November 2, 2019, we classified our corporate aircraft, with an estimated fair value, less costs to sell, of $12.8 million as assets held for sale. The assets and liabilities classified as held for sale as of November 3, 2018 relate to our former Spring Mobile business, which we sold in the fourth quarter of fiscal 2018. The major classes of assets and liabilities held for sale as of November 3, 2018 are as follows (in millions):

November 3, 2018
Assets:
Cash and cash equivalents	$5.9
Receivables, net	5.2
Merchandise inventories, net	145.9
Prepaid expenses and other current assets	8.7
Property and equipment, net	69.6
Goodwill	316.9
Other intangible assets, net	77.0
Other assets	2.4
Total assets held for sale	$631.6

Liabilities:
Accounts payable	$16.1
Accrued liabilities	23.3
Other liabilities	14.9
Total liabilities held for sale	$54.3

3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
New video game hardware (1)	$189.0	$349.0	$598.1	$1,006.5
New video game software	485.9	720.7	1,217.3	1,488.3
Pre-owned and value video game products	344.2	396.9	1,112.6	1,344.7
Video game accessories	156.5	180.8	526.3	567.2
Digital	37.0	45.4	111.4	128.6
Collectibles	161.2	154.6	490.3	438.7
Other (2)	64.7	88.0	215.9	248.3
Total	$1,438.5	$1,935.4	$4,271.9	$5,222.3

__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores, which were sold in September 2019. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

See Note 10, "Segment Information," for net sales by geographic location.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Performance Obligations
We expect to recognize revenue in future periods for remaining performance obligations related to unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, “unredeemed customer liabilities”), extended warranties and subscriptions to our Game Informer magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of November 2, 2019, our unredeemed customer liabilities totaled $250.5 million.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of November 2, 2019, our deferred revenue liability related to extended warranties totaled $58.9 million.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of November 2, 2019, we had deferred revenue of $39.2 million associated with our Game Informer magazine.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

Contract Liabilities
Balance at February 2, 2019	$376.9
Increase to contract liabilities (1)	677.1
Decrease to contract liabilities (2)	(705.0)
Other adjustments (3)	(0.4)
Balance at November 2, 2019	$348.6
__________________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 39 weeks ended November 2, 2019, there were $47.3 million of gift cards redeemed that were outstanding as of February 2, 2019.

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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Our assets and liabilities measured at fair value on a recurring basis as of November 2, 2019, November 3, 2018 and February 2, 2019, utilize Level 2 inputs and include the following (in millions):

	November 2, 2019	November 3, 2018	February 2, 2019
Assets
Foreign currency contracts(1)	$1.2	$4.6	$1.0
Company-owned life insurance(2)	16.2	14.4	14.6
Total assets	$17.4	$19.0	$15.6
Liabilities
Foreign currency contracts(3)	$0.5	$0.5	$1.2
Nonqualified deferred compensation(3)	0.8	1.1	1.1
Total liabilities	$1.3	$1.6	$2.3

__________________________________________________

(1)	Recognized in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.

(2)	Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.

(3)	Recognized in accrued liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in foreign currencies. The foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $147.1 million, $319.5 million and $240.0 million as of November 2, 2019, November 3, 2018 and February 2, 2019, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of intercompany loans denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Gains on the change in fair value of derivative instruments	$0.4	$0.6	$3.2	$10.0
Gains (losses) on the re-measurement of related intercompany loans denominated in foreign currencies	0.1	(0.2)	(2.7)	(7.7)
Net gains	$0.5	$0.4	$0.5	$2.3

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
During the 39 weeks ended November 2, 2019, we recognized impairment charges totaling $3.6 million related to store-level property and equipment, to reflect their estimated fair value of zero. We also recognized an impairment charge of $7.7 million related to our corporate aircraft, to reflect the fair value of $12.8 million. The corporate aircraft is classified as assets held-for-sale in our consolidated balance sheet as of November 2, 2019.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The fair value estimates of the store-level property and equipment, trade names and other intangible assets are based on significant unobservable inputs (Level 3) developed from company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, projected sales and cost estimates, capital expenditures, royalty rates, discount rates, terminal values and remaining useful lives. The fair value of the corporate aircraft was estimated by evaluating significant unobservable inputs (Level 3), including recent sales of similar assets, market statistics and fleet information.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of November 2, 2019 our unsecured 6.75% senior notes due in 2021 had a net carrying value of $419.4 million and a fair value of $422.9 million. The fair value of our 6.75% senior notes were determined based on quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, with adjustments to reflect the spreads of benchmark bonds, credit risk and certain other variables. We have determined this to be a Level 2 measurement as all significant inputs into the quote provided by our pricing source are observable in active markets.
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
The changes in the carrying amounts of goodwill, by reportable segment, for fiscal 2019 were as follows (in millions):

	United States	Canada	Australia	Europe	Total
Balance at February 2, 2019	$363.9	$—	$—	$—	$363.9
Impairment charge	(363.9)	—	—	—	(363.9)
Balance at November 2, 2019	$—	$—	$—	$—	$—

Cumulative goodwill impairment charges	$1,173.0	$129.1	$173.5	$499.5	$1,975.1

During the second quarter of fiscal 2019, we determined that a triggering event occurred as a result of a decline in our market capitalization; therefore, we performed an interim impairment test for our goodwill and indefinite-lived intangible assets. As a result of the interim impairment test, we recognized a goodwill impairment charge totaling $363.9 million related to our United States segment. We have no remaining goodwill as a result of the impairment charge. We estimated the fair value of our United States segment by using a combination of the income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to earnings of the Company and other comparable, publicly-traded companies.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

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
Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended	39 weeks ended
	November 2, 2019	November 2, 2019
Operating lease cost	$86.6	$257.8
Variable lease cost (1)	23.1	72.2
Total rent expense	$109.7	$330.0
_____________________________________________

(1)	Variable lease cost includes percentage rentals and variable executory costs.
During the 39 weeks ended November 2, 2019, we had cash outflows of $223.0 million associated with operating leases included in the measurement of our lease liabilities and we recognized $147.3 million of ROU assets that were obtained in exchange for operating lease obligations.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of November 2, 2019, were as follows:

	November 2, 2019
Weighted-average remaining lease term (years)	4.5	(1)
Weighted-average discount rate	4.4%
_____________________________________________

(1)
The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of November 2, 2019. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of November 2, 2019, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2019, as of November 2, 2019	$76.7
Fiscal Year 2020	247.5
Fiscal Year 2021	172.1
Fiscal Year 2022	124.6
Fiscal Year 2023	78.0
Thereafter	137.5
Total remaining lease payments	836.4
Less: Interest	(81.4)
Present value of lease liabilities (2)	$755.0
_______________________________________________________________

(1)	Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.

(2)	The present value of lease liabilities consist of $238.5 million classified as current portion of operating lease liabilities and $516.5 million classified as long-term operating lease liabilities.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, future minimum annual rentals, including reasonably assured options, as of February 2, 2019, were as follows (in millions):

Period
Fiscal Year 2019	$296.2
Fiscal Year 2020	208.7
Fiscal Year 2021	149.1
Fiscal Year 2022	105.4
Fiscal Year 2023	71.4
Thereafter	116.2
$947.0

7.    Debt
Senior Notes
The carrying values of our long-term debt, net consist of the following (in millions):

	November 2, 2019	November 3, 2018	February 2, 2019
2019 Senior Notes principal amount	$—	$350.0	$350.0
2021 Senior Notes principal amount	421.4	475.0	475.0
Less: Unamortized debt financing costs	(2.0)	(5.0)	(4.2)
	$419.4	$820.0	$820.8
Less: Current portion	—	(348.8)	(349.2)
Long-term debt, net	$419.4	$471.2	$471.6

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
During the 39 weeks ended November 2, 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
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
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 2, 2019, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended November 2, 2019, we had no borrowings or repayments under our revolving credit facility. As of November 2, 2019, total availability under the Revolver was $412.7 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 2, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.8 million.
8.    Commitments and Contingencies
Commitments
During the 39 weeks ended November 2, 2019, there were no material changes to our commitments as disclosed in our 2018 Annual Report on Form 10-K.
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
A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	November 2, 2019	November 3, 2018	November 2, 2019	November 3, 2018
Weighted-average common shares outstanding	82.1	102.2	94.8	102.0
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted-average diluted common shares outstanding	82.1	102.2	94.8	102.0

Anti-dilutive stock options and restricted stock awards	2.3	1.7	2.3	1.7

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

10.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment primarily consisted of Spring Mobile and Simply Mac. We sold Spring Mobile in January 2019. In September 2019, we closed on the sale of Simply Mac, which is reported in the United States segment in these consolidated financial statements and accompanying notes. The historical results of Spring Mobile are reported as discontinued operations and are excluded from our segment results for all periods presented.
We identify segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states, the District of Columbia and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac, which was sold in September 2019. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 39 weeks ended November 2, 2019 and November 3, 2018.
Segment information for the 13 and 39 weeks ended November 2, 2019 and November 3, 2018 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended November 2, 2019
Net sales	$987.5	$79.8	$117.0	$254.2	$1,438.5
Operating loss	(24.2)	(3.9)	(0.2)	(17.3)	(45.6)
13 weeks ended November 3, 2018
Net sales	$1,326.4	$107.0	$147.4	$354.6	$1,935.4
Operating loss	(427.2)	(7.1)	(30.4)	(53.2)	(517.9)

	United States	Canada	Australia	Europe	Consolidated
39 weeks ended November 2, 2019
Net sales	$3,010.7	$215.4	$339.8	$706.0	$4,271.9
Operating loss	(386.1)	(16.3)	(10.6)	(61.8)	(474.8)
39 weeks ended November 3, 2018
Net sales	$3,661.1	$263.4	$405.9	$891.9	$5,222.3
Operating loss	(336.4)	(10.7)	(37.5)	(85.3)	(469.9)

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations, constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such statements are based upon management’s current beliefs, views, estimates and expectations. These forward-looking statements are based upon the current beliefs, views, estimates and expectations of our management including as to the Company’s industry, business strategy, goals and expectations concerning its market position, future operations, margins, profitability, capital expenditures, liquidity and capital resources and other financial and operating information. Such statements include without limitation those about the Company’s expectations for fiscal 2019, future financial and operating results, projections, expectations and other statements that are not historical facts. All statements regarding targeted and expected benefits of our transformation, capital allocation, profit improvement and cost-savings initiatives, and expected fiscal 2019 results, are forward-looking statements and are inherently subject to significant business, economic and competitive risks, uncertainties and contingencies, many of which are difficult to predict and beyond our control. In addition, these forward-looking statements are subject to assumptions with respect to future business strategies and decisions that are subject to change. Actual results may differ materially from the anticipated results discussed in these forward-looking statements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Such factors include, without limitation, the uncertain impact, effects and results of pursuit of operating, strategic, financial and structural alternatives, including the Reboot strategic plan; volatility in capital and credit markets, including changes that reduce availability, and increase costs, of capital and credit; our inability to obtain sufficient quantities of product to meet consumer demand; the timing of release and consumer demand for new and pre-owned products; our ability to continue to expand, and successfully open and operate new stores for our collectibles business; risks associated with achievement of anticipated financial and operating results from acquisitions; our ability to sustain and grow our console digital video game sales; the impact intangible asset impairments; cost reduction initiatives, including store closing costs; risks related to changes in, and our continued retention of, executives and other key personnel; changes in consumer preferences and economic conditions; increased operating costs, including wages; cyber security events and related costs; risks associated with international operations; and increased competition. Please refer to the "Disclosure Regarding Forward-looking Statements" and "Risk Factors" sections in our Annual Report on Form 10-K for the fiscal year ended February 2, 2019 filed with the SEC on April 2, 2019 (the “2018 Annual Report on Form 10-K”).
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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. We operate over 5,600 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our former Technology Brands segment had been primarily comprised of Spring Mobile and Simply Mac. Spring Mobile was sold in January 2019 and Simply Mac was sold in September 2019. In this Quarterly Report, for all periods presented, Simply Mac is reported in the United States segment, and the historical results of Spring Mobile are reported as discontinued operations. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted.
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
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game brands stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales for the 13 and 39 weeks ended November 2, 2019 compares those periods to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
BUSINESS STRATEGY
In May of 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot to position GameStop on the correct strategic path and fully leverage our unique position and brand in the video game industry. Our strategic plan is anchored on the following four tenets.
Optimize the core. Improve the efficiency and effectiveness of operations across the organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing the global store base.
Become the social / cultural hub for gaming. Create the social and cultural hub of gaming across the GameStop platform.
Build digital platform. Develop a Frictionless Digital Ecosystem. Develop and deploy a frictionless consumer facing digital environment, including the recent relaunch of GameStop.com, to reach customers more broadly across the omni-channel platform and give them the full spectrum of content and access to products they desire.
Transform vendor partnerships. Transform our vendor and partner relationships to unlock additional high-margin revenue streams and optimize the lifetime value of every customer.
Connected to our transformation efforts, we have incurred and expect to incur future costs including, but not limited to, consulting fees, severance and store closure costs. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.
We remain committed to a balanced and disciplined capital allocation approach, which will return capital to shareholders when the time is right and balancing that opportunity against the need to maintain a strong balance sheet and to invest in responsible growth that will drive innovation for the business. As of November 2, 2019, we have repurchased $178.6 million, or 34.6 million shares, under our authorized repurchase program. See Note 1, "General Information," for further information.

CONSOLIDATED RESULTS OF OPERATIONS
13 weeks ended November 2, 2019 compared with the 13 weeks ended November 3, 2018

	13 Weeks Ended		Change
	November 2, 2019	November 3, 2018	$	%
	($ in millions)
Net sales	$1,438.5	$1,935.4	$(496.9)	(25.7)%
Cost of sales	997.4	1,377.2	(379.8)	(27.6)
Gross profit	441.1	558.2	(117.1)	(21.0)
Selling, general and administrative expenses	451.8	463.6	(11.8)	(2.5)
Depreciation and amortization	23.6	25.0	(1.4)	(5.6)
Goodwill impairments	—	557.3	(557.3)	NM
Asset impairments	11.3	30.2	(18.9)	(62.6)
Operating loss	(45.6)	(517.9)	472.3	(91.2)
Interest expense, net	6.0	13.0	(7.0)	(53.8)
Loss from continuing operations before income taxes	(51.6)	(530.9)	479.3	(90.3)
Income tax expense (benefit)	31.6	(24.0)	55.6	NM
Net loss from continuing operations	(83.2)	(506.9)	423.7	(83.6)
(Loss) income from discontinued operations, net of tax	(0.2)	18.3	(18.5)	NM
Net loss	$(83.4)	$(488.6)	$405.2	(82.9)%
__________________________________________________
NM - Not meaningful.

	13 Weeks Ended
	November 2, 2019		November 3, 2018		Change
Net sales by significant product category:	Net Sales	Percent of Total	Net Sales	Percent of Total	$	%
New video game hardware(1)	$189.0	13.1%	$349.0	18.0%	$(160.0)	(45.8)%
New video game software	485.9	33.8	720.7	37.2	(234.8)	(32.6)
Pre-owned and value video game products	344.2	23.9	396.9	20.5	(52.7)	(13.3)
Video game accessories	156.5	10.9	180.8	9.3	(24.3)	(13.4)
Digital	37.0	2.6	45.4	2.3	(8.4)	(18.5)
Collectibles	161.2	11.2	154.6	8.0	6.6	4.3
Other(2)	64.7	4.5	88.0	4.7	(23.3)	(26.5)
Total	$1,438.5	100.0%	$1,935.4	100.0%	$(496.9)	(25.7)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores, which were sold in September 2019. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

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

Net Sales
Net sales decreased $496.9 million, or 25.7%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018. The decrease in net sales was primarily attributable to a decline in comparable store sales of 23.2%.
The decrease in net sales was due to the following:

•
New video game software sales decreased $234.8 million, or 32.6%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018, primarily due to a reduction in the number and success of title releases versus the prior year period.

•
New video game hardware sales decreased $160.0 million, or 45.8%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018, primarily driven by lower demand for the current generation consoles from Sony and Microsoft as they near the end of their console cycle.

•
Pre-owned and value video game product sales decreased $52.7 million, or 13.3%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018. The decrease was primarily driven by weakening demand as a result of digital adoption, including digital access to older titles, and the maturation of the current generation of consoles from Sony and Microsoft as they near the end of their cycle.

•
Video game accessories decreased $24.3 million, or 13.4%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018, primarily due to the strength in sales in the prior year period of audio-related and other accessories associated with the growth in the battle royale gaming genre.

Gross Profit
Gross profit decreased $117.1 million, or 21.0%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018, primarily due to the decrease in sales. Gross profit as a percentage of net sales increased to 30.7% in the current year quarter compared to 28.8% in the prior year quarter, due primarily as a result of a shift in product mix between categories, specifically the decline in new video game hardware.
Selling, General and Administrative Expenses
SG&A decreased by $11.8 million, or 2.5%, to $451.8 million for the 13 weeks ended November 2, 2019, compared to the 13 weeks ended November 3, 2018. The decrease in SG&A was primarily due to cost reduction efforts and a lower store count as we rationalize our global store base, partially offset by costs associated with our transformation initiatives and severance totaling $14.4 million.
Goodwill and Asset Impairments
During the 13 weeks ended November 2, 2019, we recognized asset impairment charges totaling $11.3 million, consisting of a $7.7 million impairment of our corporate aircraft, which was classified as held for sale during the period, and $3.6 million in impairment charges related to store-level property and equipment. During the same period in the prior year, we performed an interim impairment test for all of our reporting units and indefinite-lived intangible assets, which was triggered by a decline in our market capitalization. As a result, we recognized impairment charges of $557.3 million and $30.2 million associated with our goodwill and intangible assets, respectively, during the 13 weeks ended November 3, 2018.
Interest Expense, Net
Interest expense, net decreased by $7.0 million, or 53.8%, for the 13 weeks ended November 2, 2019 compared to the 13 weeks ended November 3, 2018, primarily due to the redemption of our $350.0 million unsecured senior notes during the first quarter of fiscal 2019.
Income Tax Expense (Benefit)
We have historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the 13 weeks ended November 2, 2019, we determined we could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, we used our actual year-to-date effective tax rate to calculate income taxes for the 13 weeks ended November 2, 2019.
Income tax expense was $31.6 million, representing an effective tax rate of (61.2)%, for the 13 weeks ended November 2, 2019 compared to income tax benefit of $24.0 million, representing an effective tax rate of 4.5%, for the 13 weeks ended November 3, 2018. The change in the effective income tax rate compared to the same period in the prior year was primarily driven by discrete items recorded in the respective periods and the relative mix of earnings across the jurisdictions within which we operate, including increases in valuation allowances and losses not benefited in certain foreign jurisdictions during the 13 weeks ended November 2, 2019.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. We have established valuation allowances in certain foreign jurisdictions where the Company has determined existing deferred tax assets are not more likely than not to be realized. We continue to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings. Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish a valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.
39 weeks ended November 2, 2019 compared with the 39 weeks ended November 3, 2018

	39 Weeks Ended		Change
	November 2, 2019	November 3, 2018	$	%
	($ in millions)
Net sales	$4,271.9	$5,222.3	$(950.4)	(18.2)%
Cost of sales	2,960.5	3,663.0	(702.5)	(19.2)
Gross profit	1,311.4	1,559.3	(247.9)	(15.9)
Selling, general and administrative expenses	1,341.7	1,361.2	(19.5)	(1.4)
Depreciation and amortization	69.3	80.5	(11.2)	(13.9)
Goodwill impairments	363.9	557.3	(193.4)	(34.7)
Asset impairments	11.3	30.2	(18.9)	(62.6)
Operating loss	(474.8)	(469.9)	(4.9)	1.0
Interest expense, net	20.7	40.6	(19.9)	(49.0)
Loss from continuing operations before income taxes	(495.5)	(510.5)	15.0	(2.9)
Income tax (benefit) expense	(6.2)	15.8	(22.0)	NM
Net loss from continuing operations	(489.3)	(526.3)	37.0	(7.0)
(Loss) income from discontinued operations, net of tax	(2.6)	41.0	(43.6)	NM
Net loss	$(491.9)	$(485.3)	$(6.6)	1.4%
__________________________________________________
NM - Not meaningful.

	39 Weeks Ended
	November 2, 2019		November 3, 2018		Change
Net sales by significant product category:	Net Sales	Percent of Total	Net Sales	Percent of Total	$	%
New video game hardware(1)	$598.1	14.0%	$1,006.5	19.3%	$(408.4)	(40.6)%
New video game software	1,217.3	28.5	1,488.3	28.5	(271.0)	(18.2)
Pre-owned and value video game products	1,112.6	26.0	1,344.7	25.7	(232.1)	(17.3)
Video game accessories	526.3	12.3	567.2	10.9	(40.9)	(7.2)
Digital	111.4	2.6	128.6	2.5	(17.2)	(13.4)
Collectibles	490.3	11.5	438.7	8.4	51.6	11.8
Other(2)	215.9	5.1	248.3	4.7	(32.4)	(13.0)
Total	$4,271.9	100.0%	$5,222.3	100.0%	$(950.4)	(18.2)%
__________________________________________________

(1)	Includes sales of hardware bundles, in which physical hardware and digital or physical software are sold together as a single SKU.

(2)
Includes mobile and consumer electronics sold through our Simply Mac branded stores, which were sold in September 2019. Also includes sales of PC entertainment software, interactive game figures, strategy guides, mobile and consumer electronics sold through our video game brands, and revenues from PowerUp Pro loyalty members receiving Game Informer magazine in print form.

Net Sales
Net sales decreased $950.4 million, or 18.2% for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018. The decrease in net sales was primarily attributable to a decline in comparable store sales of 15.5%, which was driven by a decrease in sales of video game products, partially offset by an increase in sales of collectibles.
The decrease in net sales was due to the following:

•
New video game hardware sales decreased $408.4 million, or 40.6%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily driven by lower demand for the current generation consoles from Sony and Microsoft as they near the end of their console cycle.

•
New video game software sales decreased $271.0 million or 18.2%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily due to a reduction in the number and success of title releases versus the prior year period.

•
Pre-owned and value video game product sales decreased $232.1 million or 17.3% for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018. The decrease was primarily driven by weakening demand as a result of digital adoption, including digital access to older titles, and the maturation of the current generation of consoles from Sony and Microsoft as they near the end of their cycle.

•
Video game accessories sales decreased $40.9 million, or 7.2%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily due to the strength in sales in the prior year period of audio-related and other accessories associated with growth in the battle royale gaming genre.

The decreases described above were partially offset by an increase in sales of collectibles of $51.6 million, or 11.8%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily driven by our focus on the category and higher customer demand.
Gross Profit
Gross profit decreased $247.9 million, or 15.9%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily due to the decline in sales. Gross profit as a percentage of net sales increased to 30.7% in the current year period compared to 29.9% in the same period in the prior year, primarily due to a shift in mix between product categories, driven by the decline in new video game hardware.
Selling, General and Administrative Expenses
SG&A decreased $19.5 million, or 1.4% in the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily due to the positive impact of foreign exchange rate fluctuations of $26.3 million, cost reduction efforts and a lower store count as we rationalize our global store base. These decreases were partially offset by an increase in costs primarily associated with our transformation initiatives and severance of $36.3 million.
Depreciation and Amortization
Depreciation and amortization expense decreased $11.2 million, or 13.9%, in the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 3, 2018, primarily due to declining capital expenditures over the past several years.
Goodwill and Asset Impairments
During the 39 weeks ended November 2, 2019 and November 3, 2018, we performed interim impairment tests for all of our reporting units and indefinite-lived intangible assets, which were triggered by declines in our market capitalization. As a result of these interim tests, we recognized goodwill and intangible asset impairment charges of $363.9 million and $587.5 million during the 39 weeks ended November 2, 2019 and November 3, 2018, respectively. We have no remaining goodwill balances as of November 2, 2019. In addition, we recognized asset impairment charges totaling $11.3 million during the current year period, which consisted of a $7.7 million impairment of our corporate aircraft that was classified as held for sale during the period and $3.6 million in impairment charges related to store-level property and equipment.
Interest Expense, Net
Interest expense, net decreased by $19.9 million, or 49.0%, for the 39 weeks ended November 2, 2019 compared to the 39 weeks ended November 2, 2019, primarily due to the redemption of our $350.0 million unsecured senior notes during the first quarter of fiscal 2019.
Income Tax (Benefit) Expense
We have historically calculated the provision or benefit for income taxes during interim reporting periods by applying an estimate of the annual effective tax rate ("AETR") for the full fiscal year to “ordinary” income or loss (pre-tax income or loss excluding unusual or infrequently occurring discrete items) for the reporting period. For the 39 weeks ended November 2, 2019, we determined we could no longer reliably estimate income taxes utilizing an AETR. The AETR estimate is highly sensitive to estimates of ordinary income (loss) and permanent differences such that minor fluctuations in these estimates could result in significant fluctuations of the Company’s AETR. Accordingly, we used our actual year-to-date effective tax rate to calculate income taxes for the 39 weeks ended November 2, 2019.
Income tax benefit was $6.2 million for the 39 weeks ended November 2, 2019, compared to income tax expense of $15.8 million for the 39 weeks ended November 3, 2018. Income tax expense for the prior year period included a $29.6 million charge associated with a tax dispute in France. Excluding this charge, our adjusted effective income tax rate was 2.7% for the prior year period, which decreased to 1.3% in the current year period. The change in the effective income tax rate compared to the same period in the prior year was primarily driven by discrete items recorded in the respective periods and the relative mix of earnings across the jurisdictions within which we operate, including increases in valuation allowances and losses not benefited in certain foreign jurisdictions during the 39 weeks ended November 2, 2019.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. We have established valuation allowances in certain foreign jurisdictions where the Company has determined existing deferred tax assets are not more likely than not to be realized. We continue to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings. Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish a valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.
SEGMENT PERFORMANCE
We report our business in four geographic segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, the methods with which we analyze performance, the way in which our sales and profits are derived and how we divide management responsibility. Our sales and profits are driven through our physical stores, which are highly integrated with our e-commerce, digital and mobile businesses. Due to this integration, our physical stores are the basis for our segment reporting. Each of our segments consists primarily of retail operations, with all stores engaged in the sale of new and pre-owned video game hardware, software and accessories (which we refer to as video game products), new and pre-owned mobile devices, related accessories and collectibles. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
With our presence in international markets, we have operations in several foreign currencies, including the Euro, Australian dollar, New Zealand dollar, Canadian dollar, Swiss franc, Danish kroner, Swedish krona, and the Norwegian kroner.
13 weeks ended November 2, 2019 compared with the 13 weeks ended November 3, 2018

As of and for the 13 Weeks Ended November 2, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$987.5	$79.8	$117.0	$254.2	$1,438.5
Operating loss	$(24.2)	$(3.9)	$(0.2)	$(17.3)	$(45.6)
Segment operating data:
Store count	3,732	305	446	1,172	5,655
Comparable store sales	(24.0)%	(23.7)%	(14.7)%	(23.7)%	(23.2)%

As of and for the 13 Weeks Ended November 3, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$1,326.4	$107.0	$147.4	$354.6	$1,935.4
Operating loss	$(427.2)	$(7.1)	$(30.4)	$(53.2)	$(517.9)
Segment operating data:
Store count	3,884	313	468	1,224	5,889
Comparable store sales	3.4%	7.7%	(0.8)%	(2.7)%	2.1%
United States
Segment results in the United States include retail GameStop operations in 50 states, the District of Columbia and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac, which was sold in September 2019. Net sales for the 13 weeks ended November 2, 2019 decreased $338.9 million, or 25.6%, compared to the 13 weeks ended November 3, 2018, primarily due to a 24.0% decrease in comparable store sales driven by declines across all of our video game product categories, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended November 2, 2019 was $24.2 million compared to $427.2 million for the same period in the prior year. The current year quarter included a $7.7 million impairment charge related to our corporate aircraft and the prior year quarter included $488.7 million of impairment charges, primarily related to goodwill. Excluding these impairment charges, our operating loss would have been $16.5 million in the current year quarter compared to operating earnings of $61.5 million in the prior year quarter. The decline in operating earnings was primarily driven by the decrease in net sales and an increase in expenses associated with our transformation initiatives and severance totaling $13.9 million, which were partially offset by overhead cost reductions and lower store expenses due to a lower store count.
Canada
Segment results for Canada include retail and e-commerce operations in Canada. Net sales for the 13 weeks ended November 2, 2019 decreased $27.2 million, or 25.4%, compared to the 13 weeks ended November 3, 2018, primarily due to a 23.7% decrease in comparable store sales. The decrease in comparable stores sales was primarily the result of a decrease in sales of video game products. Operating loss for the 13 weeks ended November 2, 2019 decreased to $3.9 million compared to $7.1 million for the same period in the prior year. Operating loss for the 13 weeks ended November 3, 2018 included a goodwill impairment charge of $9.7 million.

Australia
Segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Net sales for the 13 weeks ended November 2, 2019 decreased $30.4 million, or 20.6%, compared to the 13 weeks ended November 3, 2018 primarily due to a 14.7% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended November 2, 2019 decreased to $0.2 million compared to $30.4 million during the same period in the prior year. The 13 weeks ended November 3, 2018 included a goodwill impairment charge of $31.5 million.
Europe
Segment results for Europe include retail and e-commerce operations in 10 European countries. Net sales for the 13 weeks ended November 2, 2019 decreased $100.4 million, or 28.3%, compared to the 13 weeks ended November 3, 2018 primarily due to a 23.7% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 13 weeks ended November 2, 2019 was $17.3 million compared to $53.2 million during the prior year quarter, which included goodwill and asset impairment charges totaling $57.6 million. Excluding the impairment charge in the prior year quarter, operating earnings in the current year quarter would have decreased by $21.7 million, primarily due to the decrease in sales.
39 weeks ended November 2, 2019 compared with the 39 weeks ended November 3, 2018

As of and for the 39 Weeks Ended November 2, 2019	United States	Canada	Australia	Europe	Consolidated
Net sales	$3,010.7	$215.4	$339.8	$706.0	$4,271.9
Operating loss	$(386.1)	$(16.3)	$(10.6)	$(61.8)	$(474.8)
Segment operating data:
Store count	3,732	305	446	1,172	5,655
Comparable store sales	(16.3)%	(15.5)%	(9.1)%	(15.1)%	(15.5)%

As of and for the 39 Weeks Ended November 3, 2018	United States	Canada	Australia	Europe	Consolidated
Net sales	$3,661.1	$263.4	$405.9	$891.9	$5,222.3
Operating earnings (loss)	$(336.4)	$(10.7)	$(37.5)	$(85.3)	$(469.9)
Segment operating data:
Store count	3,884	313	468	1,224	5,889
Comparable store sales	0.9%	(0.4)%	(7.0)%	(7.1)%	(1.3)%
United States
Net sales for the 39 weeks ended November 2, 2019 decreased $650.4 million, or 17.8%, compared to the 39 weeks ended November 3, 2018, primarily due to a 16.3% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of decreases in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 39 weeks ended November 2, 2019 was $386.1 million compared to $336.4 million during the same period in the prior year, which included impairment charges, primarily related to goodwill, of $371.6 million and $488.7 million, respectively. Excluding these impairment charges, operating loss for the 39 weeks ended November 2, 2019 would have been $14.5 million compared to operating earnings of $152.3 million for the same period in the prior year. The decrease in operating earnings is primarily due to the decline in sales and an increase in costs associated with our transformation initiatives and severance totaling $36.3 million, which were partially offset by overhead cost reductions and lower store expenses due to a reduced store count.
Canada
Net sales for the 39 weeks ended November 2, 2019 decreased $48.0 million, or 18.2%, compared to the 39 weeks ended November 3, 2018, primarily due to a 15.5% decrease in comparable store sales. The decrease in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 39 weeks ended November 2, 2019 increased to $16.3 million compared to $10.7 million during the same period in the prior year. Excluding a goodwill impairment charge of $9.7 million in the prior year period, operating loss for the 39 weeks ended November 2, 2019 would have increased by $15.3 million, primarily due to the decline in sales.

Australia
Net sales for the 39 weeks ended November 2, 2019 decreased $66.1 million, or 16.3%, compared to the 39 weeks ended November 3, 2018 primarily due to a 9.1% decrease in comparable store sales. The decline in comparable store sales was primarily the result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 39 weeks ended November 2, 2019 decreased to $10.6 million compared to $37.5 million during the same period in the prior year. Excluding a goodwill impairment charge of $31.5 million in the prior year period, operating loss for the 39 weeks ended November 2, 2019 would have increased by $4.6 million, primarily due to the decrease in sales.
Europe
Net sales for the 39 weeks ended November 2, 2019 decreased $185.9 million, or 20.8%, compared to the 39 weeks ended November 3, 2018, primarily due to a decrease in comparable store sales of 15.1%. The decrease in comparable store sales was primarily as a result of a decrease in sales of video game products, partially offset by an increase in sales of collectibles. Operating loss for the 39 weeks ended November 2, 2019 decreased to $61.8 million compared to $85.3 million during the same period in the prior year. Excluding goodwill and intangible asset impairment charges of $57.6 million in the prior year period, operating loss for the 39 weeks ended November 2, 2019 would have increased by $34.1 million, primarily due to the decrease in sales.
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of November 2, 2019, we had total cash and liquidity of $703.0 million, including cash on hand of $290.3 million and an additional $412.7 million of available borrowing capacity under our revolving credit facility. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our asset-based revolving credit facility together will provide sufficient liquidity to fund our operations, transformation initiatives and corporate capital allocation programs, including any share or debt repurchases that we may undertake, for at least the next 12 months.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any strategic operational changes, or purchases of our debt or equity securities will depend on our available cash and liquidity, operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our unprofitable operating subsidiaries and business units that operate within our international segments. In total, we currently believe that any potential charges associated with the disposition or wind-down of certain operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization, would not be material, but may be incurred during the balance of fiscal 2019 and the first half of fiscal 2020, depending on the outcome of our evaluation.
Uses of Capital
On April 4, 2019, we used cash on hand to redeem all of our $350.0 million unsecured senior notes due October 2019, plus accrued but unpaid interest, at the redemption price equal to 100% of par value. In addition, during the 39 weeks ended November 2, 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
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
In addition to the equity tender offer describe above, during the third quarter of fiscal 2019, we executed a series of open market repurchases for an aggregate of 22.6 million shares of our Class A common stock totaling $115.7 million. Included in these amounts are repurchases of 0.3 million shares for $1.7 million that were initiated prior to November 2, 2019, but not settled until the fourth quarter of fiscal 2019. These share repurchases were immediately retired.
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

Cash Flows
During the 39 weeks ended November 2, 2019, cash used in operations was $654.8 million, compared to cash used in operations of $179.2 million during the 39 weeks ended November 3, 2018. The increase in cash used in operations of $475.6 million was primarily attributable to the timing of vendor payments and a decrease in earnings.
Cash used in investing activities decreased to $56.9 million during the 39 weeks ended November 2, 2019, from $66.2 million during the 39 weeks ended November 3, 2018. The decline is due to lower capital expenditures and $5.2 million in proceeds received from the sale of Simply Mac during the third quarter of fiscal 2019.
Cash used in financing activities was $622.7 million during the 39 weeks ended November 2, 2019, compared to $136.0 million during the 39 weeks ended November 3, 2018. The increase in cash used is primarily due to the redemption of our $350.0 million 2019 senior notes in April 2019, repurchases of our common stock totaling $176.9 million and open market repurchases of our 2021 senior notes totaling $53.6 million, partially offset by a decline in dividends paid on our common stock of $78.2 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of November 2, 2019, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of November 2, 2019, total availability under the Revolver was $412.7 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million.
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
Our Luxembourg subsidiary maintains a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of November 2, 2019, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.8 million.
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
Our Revolver references LIBOR, which is expected to be discontinued after 2021. As our Revolver matures in November 2022, we anticipate that we will amend the Revolver prior to the LIBOR quotation termination date. There can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. We intend to monitor the developments with respect to the potential phasing out of LIBOR after 2021 and work with our lenders to ensure any transition away from LIBOR will have minimal impact on our financial condition, but can provide no assurances regarding the impact of the discontinuation of LIBOR.
Except for as described above, there have been no material changes in our quantitative and qualitative disclosures about market risk as set forth in our 2018 Annual Report on Form 10-K.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of our equity securities during the fiscal quarter ended November 2, 2019 were as follows:
ISSUER PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs(1)
				(In millions)
August 4 through August 31, 2019(2)	—	$—	—	$237.1
September 1 through October 5, 2019(2)	15,480,974	$4.99	15,480,974	$237.1
October 6 through November 2, 2019(2)	7,151,109	$5.37	7,151,109	$159.8
Total	22,632,083	$5.11	22,632,083	$121.4
______________________________________________

(1)
In March 2019, we publicly announced that our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $300 million of our Class A Common Stock. As of November 2, 2019, we had $121.4 million remaining to repurchase shares under the authorized repurchase program which has no expiration date.

(2)
During the the third quarter of fiscal 2019, we executed a series of open market repurchases for an aggregate of 22.6 million shares of our Class A common stock totaling $115.7 million. Included in these amounts are repurchases of 0.3 million shares for $1.7 million that were initiated prior to November 2, 2019, but not settled until the fourth quarter of fiscal 2019. As of November 2, 2019, we have $121.4 million remaining under our share repurchase program.

ITEM 6.	EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1	Letter Agreement between Bernard R. Colpitts, Jr. and GameStop Corp. executed October 14, 2019	Current Report on Form 8-K	October 16, 2019
10.2	Amendment to Employment Agreement dated September 20, 2019 with Daniel A. DeMatteo	Current Report on Form 8-K	October 1, 2019
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
James A. Bell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: December 11, 2019

GAMESTOP CORP.

	By:	/s/ BERNARD R. COLPITTS JR.
Bernard R. Colpitts Jr.
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 11, 2019