Form 10-K
period 2020-02-01
GameStop Corp.
filed 2020-03-27
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 1-32637

GameStop Corp.
(Exact name of registrant as specified in its Charter)

Delaware		20-2733559
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

625 Westport Parkway		76051
Grapevine,	Texas
(Address of principal executive offices)		(Zip Code)
Registrant’s telephone number, including area code: (817) 424-2000
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading symbol	Name of each exchange on which registered
Class A Common Stock	GME	NYSE
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒        No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐       No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated Filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of August 2, 2019 was approximately $330.2 million, based upon the closing market price of $3.78 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 20, 2020: 64,457,992
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2020 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is the world's largest video game omni-channel retailer, operates approximately 5,500 stores across 14 countries, and offers the best selection of new and pre-owned video gaming consoles, accessories and video game titles, in both physical and digital formats. GameStop also offers fans a wide variety of POP! vinyl figures, collectibles board games and more. Through GameStop's unique buy-sell-trade program, gamers can trade in video game consoles, games, and accessories, as well as consumer electronics for cash or in-store credit. Our consumer product network also includes www.gamestop.com and Game Informer magazine, the world's leading print and digital video game publication. Our corporate office is located in Grapevine, Texas.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019"). Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018") and fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017").
Reportable Segments
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, which is the basis of how we manage the organization and analyze performance. Our omni-channel sales and profits are driven through both our physical stores and e-commerce properties. Each segment consists primarily of retail operations, with the significant majority of our stores engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products). These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
As of February 1, 2020, we had a total of 5,509 stores across all of our segments; United States (3,642), Canada (299), Australia (426) and Europe (1,142). Our stores and e-commerce sites operate primarily under the names GameStopTM (“GameStop”), EB GamesTM (“EB Games”) and Micromania. Through all of our channels, we sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell collectible products.
Our segments also include 88 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 55 collectibles stores in international markets operating under the Zing Pop Culture brand and 33 stores in the United States operating under the ThinkGeek brand. Our brands also include Game InformerTM (“Game Informer”) magazine, the world's leading print and digital video game publication.
Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 16, "Segment Information," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Annual Report on Form 10-K.

Merchandise
We categorize our sale of products as follows:

•
Hardware and Accessories.  We offer new and pre-owned video game platforms from the major console and PC manufacturers. The current generation of consoles include the Sony PlayStation 4 (2013), Microsoft Xbox One (2013) and the Nintendo Switch (2017). Accessories consist primarily of controllers, gaming headsets, virtual reality products and memory cards.

•
Software.  We offer new and pre-owned video game software for current and certain prior generation consoles. We also sell a wide variety of in-game digital currency, digital downloadable content (“DLC”) and full-game downloads in our store and e-commerce properties.

•
Collectibles. Collectibles consist of licensed merchandise, primarily related to the video game, television and movie industries and pop-culture themes which are sold through our video game store and e-commerce properties, and ThinkGeek and Zing Pop Culture stores.

Trade-In Program
We provide our customers with an opportunity to trade in their pre-owned video game products in our stores in exchange for cash or in-store credit which can be applied towards the purchase of other products. We believe this process drives our higher market share, particularly at launch. We resell these pre-owned video game products, which allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the United States, Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, repackaged and redistributed for resale back to our stores.
Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers.
Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the United States segment as of February 1, 2020:

Alabama	59	Kentucky	69	North Dakota	8
Alaska	6	Louisiana	61	Ohio	166
Arizona	72	Maine	10	Oklahoma	46
Arkansas	29	Maryland	77	Oregon	35
California	355	Massachusetts	69	Pennsylvania	168
Colorado	57	Michigan	95	Rhode Island	12
Connecticut	45	Minnesota	43	South Carolina	66
Delaware	15	Mississippi	44	South Dakota	10
Florida	231	Missouri	64	Tennessee	89
Georgia	125	Montana	10	Texas	357
Guam	2	Nebraska	20	Utah	27
Hawaii	14	Nevada	38	Vermont	4
Idaho	16	New Hampshire	23	Virginia	113
Illinois	131	New Jersey	104	Washington	72
Indiana	88	New Mexico	25	West Virginia	29
Iowa	30	New York	193	Wisconsin	54
Kansas	30	North Carolina	129	Wyoming	7

Total Domestic Stores					3,642

International Locations.  The table below sets forth the number and locations of our international stores included in our segments in Canada, Europe and Australia as of February 1, 2020:

Number of Stores
Canada	299
Total Stores - Canada	299

Australia	383
New Zealand	43
Total Stores - Australia	426

Austria	22
Denmark (1)	32
Finland (1)	16
France	413
Germany	199
Ireland	48
Italy	343
Norway (1)	22
Sweden (1)	30
Switzerland	17
Total Stores - Europe	1,142
Total International Stores	1,867
Total Stores	5,509
____________

(1)
As a part of the rationalization of our global store base, we are winding down operations in these countries. See Item 7, "Management's Discussion and analysis—Business Strategy," for further information.

PowerUp Rewards
We operate loyalty programs in each of the countries in which we operate our stores. Our U.S. loyalty program, called PowerUp RewardsTM ("PowerUp Rewards"), had approximately 42.0 million members as of February 1, 2020, of which approximately 15.2 million members have purchased or traded at GameStop in the past year. The PowerUp Rewards membership totals include 5.0 million paying members. Our loyalty programs in our video game stores in the remaining countries had approximately 22.2 million members as of February 1, 2020. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships generally include a subscription to Game Informer magazine and additional discounts on pre-owned merchandise in our stores.
Game Informer
We publish Game Informer, the world’s largest print and digital video game publication featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the monthly magazine are sold through subscriptions, digitally and through displays in our domestic and international stores. Game Informer magazine is the fifth largest consumer publication in the United States and the largest digital magazine in the United States. The digital version of the magazine is the largest subscription digital magazine in the United States. Game Informer is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer are included in the United States segment and other international version results from Game Informer operations are included in the segment in which the sales are generated.
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Purchases from the top ten vendors accounted for approximately 77% of our new product purchases in fiscal 2019. Nintendo, Sony, Microsoft, Electronic Arts and Take-Two Interactive accounted for 28%, 18%, 6%, 5% and 5%, respectively, of our new product purchases during fiscal 2019. We have established price protections with our primary video game product vendors in order to reduce our risk of inventory obsolescence.

In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We purchase collectibles merchandise from a broad base of domestic and international vendors. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion. We believe that we have very good relationships with our vendors.
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
Competition
The video game industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other video game and related specialty stores; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. Video game products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value video game products and other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
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
Market Size
Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD"), International Development Group ("IDG") and DFC Intelligence ("DFC"), we estimate that the market for new physical console video game products was approximately $16 billion in 2019 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by DFC, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was approximately $20 billion in 2019.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2019 and 2018, we generated approximately 34% and 37%, respectively, of our sales during the fourth quarter.
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
Employees
We have approximately 14,000 full-time salaried and hourly employees and between 22,000 and 42,000 part-time hourly employees worldwide, depending on the time of year. Fluctuation in the number of part-time hourly employees is due to the seasonality of our business. We believe that our relationship with our employees is good. Some of our international employees are covered by collective bargaining agreements, while none of our U.S. employees are represented by a labor union or are members of a collective bargaining unit.

Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take in software (CDs), gaming consoles and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2019 alone, through our U.S. refurbishment center, the company refurbished over 2.5 million pieces of software (CDs) and over 3.0 million consumer electronic devices, and recycled over 1.4 million pounds of e-waste. In addition, we continuously measure and look for cost-effective ways to reduce our carbon emissions and have seen both our total emissions and emissions by store decrease over the past eight years. See the Social Responsibility section of our corporate website (http://news.gamestop.com) for further information on our sustainability efforts. We are not incorporating by reference into this Annual Report on Form 10-K information or materials contained on our website or that can be accessed through our website.
Available Information
We make available on our corporate website (http://news.gamestop.com), under “Investor Relations — Financial Information,” free of charge, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. Any amendments to or waivers of our Code of Standards, Ethics and Conduct or our Code of Ethics for Senior Financial and Executive Officers that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file, with, or furnish to, the SEC.

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
Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. Consumer spending may be affected by many economic and other factors outside of the Company's control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions and the effect of weather, natural disasters, public health crises, including the recent outbreak of coronavirus (or COVID-19), and civil disturbances. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. These and other economic factors could adversely affect demand for our products, which may negatively impact our business, results of operations and financial condition.
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

The current generation of consoles include the Sony PlayStation 4 (launched in 2013), Microsoft Xbox One (launched in 2013) and the Nintendo Switch (launched in 2017). The Sony PlayStation 4 and Microsoft Xbox One are nearing the end of their cycle as Sony and Microsoft have announced that their next generation consoles are expected to launch during the holiday period of 2020.
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
Technological advances in the delivery and types of video games and PC entertainment hardware and software, as well as changes in consumer behavior related to these new technologies, have and may continue to lower our sales.
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. In addition, Microsoft sells disc-less consoles that are currently available to consumers. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. If consumers' preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
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
In order to continue to compete effectively in the video game industry, we need to respond effectively to technological changes and to understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes and changes in consumer preferences. Our business and results of operations may be negatively impacted if we fail to keep pace with these changes.
International events could delay or prevent the delivery of products to our suppliers.
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations. Furthermore, the recent outbreak of the coronavirus in China has resulted in work stoppages at certain suppliers in China that are part of our supply chain. We have not experienced shortages in supply as a result of the interruptions, but if the work stoppages were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to import certain products on schedule and, accordingly, could have an adverse effect on our business, financial condition and results of operations.
Our ability to obtain favorable terms from our suppliers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors are Nintendo, Sony, Microsoft, Electronic Arts and Take-Two Interactive, which accounted for 28%, 18%, 6%, 5% and 5%, respectively, of our new product purchases in fiscal 2019. If our suppliers do not provide us with favorable business terms, we may not be able to offer products to our customers at competitive prices.

Our international operations expose us to numerous risks.
We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets can sometimes differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:

•	economic downturns, specifically in the regions in which we operate;

•	currency exchange rate fluctuations and sovereign debt crises;

•	international incidents, including public health crises such as the coronavirus;

•	natural disasters;

•	government instability; and

•	competitors entering our current and potential markets.
Our operations in Europe are also subject to risks associated with the withdrawal of the United Kingdom from the European Union ("EU"). On January 31, 2020, the United Kingdom of Great Britain and Northern Ireland officially exited the EU ("Brexit") and entered into a transition period to negotiate the final terms of Brexit. The transition period is expected to end on December 31, 2020. The continued uncertainty regarding the transition and impact of the withdrawal may have an adverse impact on European and global economic conditions. Unfavorable economic conditions could negatively affect consumer demand for our products, which could unfavorably impact our results of operations and financial condition.
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
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2019, we generated approximately 34% of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
An important element of our business strategy is to de-densify our global store base. Failure to successfully transfer customers and sales from closed stores to nearby stores could adversely impact our financial results.
As a part of our business strategy, we are de-densifying our global store base, which includes closing stores that are not meeting performance standards or stores at the end of their lease terms with the intent of transferring sales to other nearby locations. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores by marketing directly to the PowerUp Rewards members who have shopped in the stores that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our results of operations could be negatively impacted.

If we are unable to renew or enter into new leases on favorable terms, our revenue may be adversely affected.
All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot assure you that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, locate alternative sites or find additional sites for new store expansion.
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
Our success depends upon our ability to attract, motivate and retain a highly trained and engaged workforce, including key executives, management for our stores and skilled merchandising, marketing, financial and administrative personnel. In addition, the turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store employees. Factors that affect our ability to maintain sufficient numbers of qualified employees include employee morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages. Our inability to recruit a sufficient number of qualified individuals or our failure to retain key executive officers and other employees in the future may have a negative impact on our business and results of operations.
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
If we do not maintain the security of our customer, employee or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
An important part of our business involves the receipt, processing and storage of personal information of our customers and employees, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information. Nevertheless, cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from the computer systems of the Company or its third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers and our ability to issue and redeem loyalty points under our Power Up Rewards program. Such an event may also expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our members and customers. We are continuously working to upgrade our information technology systems and provide employee awareness training around phishing, malware, and other cyber risks to protect our member, customer, employee, and company data against cyber risks and security breaches. Despite these efforts, we have experienced cybersecurity attacks in the past and there is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against future data security breaches. While past cybersecurity attacks have not resulted in material losses, a data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could materially impact our business and our results of operations. Moreover, a data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations and to expend significant additional resources to upgrade further the security measures that we employ to guard against such breaches or to comply with such change in laws or regulations, which could disrupt our business, operations and financial condition.
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
As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for fiscal year 2018, we identified control deficiencies during fiscal 2018 that constituted material weaknesses relating to end-user and privileged access to certain information technology systems that support our financial reporting process. In fiscal 2019, management implemented a remediation plan and concluded that the previously identified material weaknesses have been remediated as of February 1, 2020. If we are unable to maintain effective internal control over financial reporting, our ability to report financial information timely and accurately could be adversely affected. As a result, we could lose investor confidence and become subject to litigation or investigations, which could adversely affect our business, operations, financial condition and our stock price.
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
Restrictions on our ability to purchase and sell pre-owned video game products could negatively affect our financial condition and results of operations.
Our financial results depend on our ability to purchase and sell pre-owned video game products within our stores. Actions by manufacturers or publishers of video game products or governmental authorities to prohibit or limit our ability to purchase or sell pre-owned video game products, or to limit the ability of consumers to play pre-owned video games, could have a negative impact on our results of operations.
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
Our Board of Directors elected to eliminate the Company's quarterly dividend, which became effective during the second quarter of fiscal 2019. We have no current plans to pay cash dividends on our common stock in the foreseeable future.
On June 3, 2019, our Board of Directors elected to eliminate the Company's quarterly dividend, which became effective immediately. We have no current plans to pay cash dividends on our common stock in the foreseeable future, therefore, the success of an investment in our common stock will depend entirely upon its appreciation after the point in time it was purchased. Our common stock may not appreciate in value or even maintain the price at which it was purchased.
Risks Relating to Indebtedness
The terms of our 6.75% senior notes due in March 2021 and revolving credit facility may impose significant operating and financial restrictions on us.
The terms of our 6.75% senior notes due in March 2021 ("2021 Senior Notes") and our revolving credit facility may impose significant operating and financial restrictions on us in certain circumstances. These restrictions, among other things, limit our ability to:

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

We cannot assure that these covenants will not adversely affect our ability to finance our future operations or capital needs or to pursue available business opportunities. A breach of the covenants or restrictions under the indentures for the 2021 Senior Notes, or under our revolving credit facility, could result in an event of default under the applicable indebtedness. Such a default may allow the creditors to accelerate the repayment of the related debt and may result in the acceleration of the repayment of any other debt to which a cross-acceleration or cross-default provision applied. In addition, an event of default under our revolving credit facility would permit the lenders to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event that our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. See Note 10, "Debt," to our consolidated financial statements for a description of our 2021 Senior Notes and revolving credit facility.
Because of our floating rate credit facility, we may be adversely affected by interest rate changes.
Our financial position may be affected by fluctuations in interest rates, as our revolving credit facility is subject to floating interest rates. Our floating interest rate is partially based on the London interbank offered rate (LIBOR), which is expected to be discontinued after 2021. Our revolving credit facility matures in November 2022, therefore, we anticipate that we will amend our revolving credit facility prior to the LIBOR quotation termination date. There can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR. Unfavorable interest rates could increase our interest expense, which could negatively impact our business, results of operations and financial condition.
Interest rates are highly sensitive to many factors, including governmental monetary policies, domestic and international economic and political conditions and other factors beyond our control. If we were to borrow against our revolving credit facility, a significant increase in interest rates could have a negative impact on our results of operations and financial condition.
To service our indebtedness, we will require a significant amount of cash. We may not be able to generate sufficient cash flow to meet our debt service obligations or refinance our debt on favorable terms.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our revolving credit facility or to holders of our 2021 Senior Notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, including the 2021 Senior Notes, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect.
Our revolving credit facility and the indenture governing the 2021 Senior Notes restrict our ability to dispose of assets and use the proceeds from those sales and raise debt or equity to meet any debt service obligations then due. Our ability to refinance would also depend upon the condition of the finance and credit markets. Our inability to generate sufficient cash flow to satisfy our debt obligations, including the 2021 Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an negative impact on our business, results of operations and financial condition.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
We are able to incur additional indebtedness. Although our revolving credit facility and the indentures for our 2021 Senior Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in the indentures for our 2021 Senior Notes or our revolving credit facility. The incurrence of additional indebtedness could impact our financial condition and results of operations.

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
The terms of the store leases, including reasonably certain options, for the 5,509 leased stores open as of February 1, 2020 expire as follows:

Lease Terms to Expire During(1)	Number of Stores
Fiscal 2020	2,333
Fiscal 2021	1,399
Fiscal 2022	896
Fiscal 2023	396
Fiscal 2024 and later	485
Total	5,509
__________________________________________________

(1)	Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to January 31st.
As of February 1, 2020, we owned seven and leased 11 office and distribution facilities, totaling approximately 2.3 million square feet. The lease expiration dates for the leased facilities range from 2020 to 2028, with an average remaining lease life, including reasonably certain options, of approximately six years. Our principal facilities are as follows:

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
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
As of March 20, 2020, there were approximately 1,425 record holders of our Class A Common Stock.
Dividends
On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility. We paid an aggregate of $157.4 million in cash dividends in fiscal 2018 and $40.5 million in the first quarter of fiscal 2019. We believe the decision to eliminate the dividend will enable us to further reduce debt and provide us flexibility as we seek to employ a capital allocation strategy focused on optimizing long-term value creation for our stakeholders.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 30, 2015 through January 31, 2020 (the last trading date of fiscal 2019) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 30, 2015 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$250
$200
$150
$100
$50
$0
1/30/2015
1/29/2016
1/27/2017
2/2/2018
2/1/2019
1/31/2020
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	1/30/2015	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020
GME	$100.00	$77.09	$75.38	$54.07	$41.41	$14.64
S&P 500 Index	$100.00	$99.33	$120.04	$147.44	$147.35	$179.10
Dow Jones Specialty Retailers Index	$100.00	$103.02	$119.63	$153.96	$176.49	$193.73

Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of fiscal 2019 were as follows:

Fiscal Period	Total Number of Shares Purchased (3)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
				(In millions)
November 3 through November 30, 2019(2)	1,832,574	$5.76	1,832,369	$110.8
December 1 through January 4, 2020(2)	1,681,883	$5.69	1,675,056	$101.3
January 5, 2020 through February 1, 2020	—	$—	—	$101.3
Total	3,514,457	$5.73	3,507,425	$101.3
_______________________

(1)
In March 2019, we publicly announced that our Board of Directors authorized a share repurchase program allowing our management to repurchase up to $300 million of our Class A Common Stock with no expiration date.

(2)	During the fourth quarter of fiscal 2019, we executed a series of open market repurchases for an aggregate of 3.5 million shares of our Class A common stock totaling $20.1 million.

(3)
Under our 2011 and 2019 Incentive Plans, approved by our Board of Directors and our stockholders, the Company withheld 7,032 shares of common stock from certain employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock awards.

ITEM 6.	SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data for the five fiscal years ended February 1, 2020. Our fiscal year is composed of 52 or 53 weeks ending on the Saturday closest to January 31. All fiscal years presented below consisted of 52 weeks, except for the fiscal year 2017, which consisted of 53 weeks. The “Statement of Operations Data” for fiscal 2019, fiscal 2018, fiscal 2017 and fiscal 2016 and the “Balance Sheet Data” as of February 1, 2020, February 2, 2019 and February 3, 2018 are derived from current and prior audited consolidated financial statements. The “Statement of Operations Data” for fiscal 2015 and the “Balance Sheet Data” as of January 28, 2017 and January 30, 2016 are derived from unaudited consolidated financial statements. The unaudited consolidated financial statements have been prepared on the same basis as our audited consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of this data.
The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Annual Report on Form 10-K.

	Fiscal Year
	2019	2018	2017	2016	2015
	(In millions, except statistical and per share data)
Statement of Operations Data:
Net sales	$6,466.0	$8,285.3	$8,547.1	$7,965.0	$9,018.9
Net (loss) income from continuing operations (1)	$(464.4)	$(794.8)	$230.4	$304.5	$379.2
Diluted Per Share Data:
(Loss) earnings per share from continuing operations	$(5.31)	$(7.79)	$2.27	$2.93	$3.55
Dividends per common share	$0.38	$1.52	$1.52	$1.48	$1.44
Weighted-average common shares outstanding:
Diluted	87.5	102.1	101.5	103.8	106.7
Store Operating Data:
Comparable store sales (decrease) increase	(19.4)%	(0.3)%	5.8%	(11.0)%	4.3%
Number of stores at fiscal year end	5,509	5,830	5,947	6,132	6,227
Balance Sheet Data at Fiscal Year End:
Total assets	$2,819.7	$4,044.3	$5,041.6	$4,975.9	$4,330.3
Total debt, net (2)	$419.8	$820.8	$817.9	$815.0	$345.4
Total liabilities	$2,208.2	$2,708.1	$2,827.1	$2,721.8	$2,249.3
___________________

(1)	Fiscal 2019 and 2018 include goodwill impairment charges totaling $363.9 million and $970.7 million, respectively.

(2)
In March 2016, we issued $475 million aggregate principal of 6.75% unsecured senior notes due in March 2021. In September 2014, we issued $350.0 million aggregate principal of 5.50% unsecured senior notes due in October 2019. On April 4, 2019, we used cash on hand to redeem all of our $350.0 million unsecured senior notes due October 2019. In addition, during fiscal 2019, we executed a series of open market purchases of our 2021 Senior Notes resulting in $53.6 million in aggregate principal amount being repurchased. See Note 10, "Debt," to our consolidated financial statements for additional information.

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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is the world's largest video game retailer, operates approximately 5,500 stores across 14 countries, and offers the best selection of new and pre-owned video gaming consoles, accessories and video game titles, in both physical and digital formats. GameStop also offers fans a wide variety of POP! vinyl figures, collectibles board games and more. Through GameStop's unique buy-sell-trade program, gamers can trade in video game consoles, games, and accessories, as well as consumer electronics for cash or in-store credit. Our consumer product network also includes www.gamestop.com and Game Informer magazine, the world's leading print and digital video game publication. Our corporate office is located in Grapevine, Texas.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019"). Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018") and fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017"). The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted.

The near-term global economic conditions have been adversely impacted by the emergence of a novel coronavirus in China, identified as COVID-19, which continues to spread throughout the United States and other parts of the world. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. In an effort to mitigate the continued spread of the virus, governments have imposed quarantines, travel restrictions and similar measures. We have temporarily closed stores on a country-wide basis in Europe, primarily in Italy and France, as well as in Canada, which became effective in various points in March 2020. In the United States, effective March 22, 2020, we have temporarily closed all storefronts to customers but continue to process orders on a digital only basis, offering curbside pick-up at stores and e-commerce delivery only. As a result of these actions and restrictions, we expect a significant reduction in customer traffic and demand.
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles are typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles include the Sony PlayStation 4 (launched in 2013), Microsoft Xbox One (launched in 2013) and the Nintendo Switch (launched in 2017). The Sony PlayStation 4 and Microsoft Xbox One are nearing the end of their cycle as Sony and Microsoft have announced that their next generation consoles are expected to launch during the holiday period of 2020.
The sale of video games delivered through digital channels and other forms of gaming continue to grow and take an increasing percentage of physical video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full-game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce and in-store and website functionality to enable our customers to access digital content to facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.
In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding period in the prior year. Our comparable store sales are comprised of sales from our video game stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign currency exchange rates. The calculation of comparable store sales compares the fiscal year ended to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.

BUSINESS STRATEGY
In May of 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot, to position GameStop on the correct strategic path and fully leverage our unique position and brand in the video game industry. Our strategic plan is anchored on the following four tenets.

Optimize the core business. Improve the efficiency and effectiveness of operations across the organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing the global store base.

Become the social / cultural hub for gaming. Create the social and cultural hub of gaming across the GameStop platform and offerings.

Build a frictionless digital ecosystem. Develop and deploy a frictionless consumer facing digital omni-channel environment, including the recent relaunch of GameStop.com, to reach customers more broadly across all channels and provide them the full spectrum of content and access to products they desire, anytime, anywhere.

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

We remain committed to a capital allocation strategy focused on optimizing long-term value creation. With this approach, we will return capital to shareholders when the time is right and balance that opportunity against the need to maintain a strong balance sheet and to invest in responsible growth that will drive innovation for the business. During fiscal 2019, we repurchased 38.1 million shares for an aggregate purchase price of $198.7 million under our authorized repurchase program.
STORE COUNT INFORMATION
The following table presents the number of stores by segment that were opened and disposed of during fiscal 2019:

	February 2, 2019	Opened	Disposed	February 1, 2020
United States	3,846	6	(210)	3,642
Canada	311	—	(12)	299
Australia	462	2	(38)	426
Europe	1,211	4	(73)	1,142
Total Stores	5,830	12	(333)	5,509
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$6,466.0	100.0%	$8,285.3	100.0%	$8,547.1	100.0%
Cost of sales	4,557.3	70.5	5,977.2	72.1	6,062.2	70.9
Gross profit	1,908.7	29.5	2,308.1	27.9	2,484.9	29.1
Selling, general and administrative expenses	1,922.7	29.8	1,994.2	24.2	2,031.9	23.8
Goodwill impairments	363.9	5.6	970.7	11.7	—	—
Asset impairments	21.7	0.3	45.2	0.5	13.8	0.2
Operating (loss) earnings	(399.6)	(6.2)	(702.0)	(8.5)	439.2	5.1
Interest expense, net	27.2	0.4	51.1	0.6	55.3	0.6
(Loss) earnings from continuing operations before income taxes	(426.8)	(6.6)	(753.1)	(9.1)	383.9	4.5
Income tax expense	37.6	0.6	41.7	0.5	153.5	1.8
Net (loss) income from continuing operations	(464.4)	(7.2)	(794.8)	(9.6)	230.4	2.7
Income (loss) from discontinued operations, net of tax	(6.5)	(0.1)	121.8	1.5	(195.7)	(2.3)
Net (loss) income	$(470.9)	(7.3)%	$(673.0)	(8.1)%	$34.7	0.4%
The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$2,722.2	42.1%	$3,717.8	44.9%	$3,651.0	42.7%
Software	3,006.3	46.5	3,856.5	46.5	4,257.4	49.8
Collectibles	737.5	11.4	711.0	8.6	638.7	7.5
Total	$6,466.0	100.0%	$8,285.3	100.0%	$8,547.1	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	Fiscal Year 2019			Fiscal Year 2018			Fiscal Year 2017
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$4,497.7	69.6%	(20.9)%	5,800.2	70.0%	1.8%	5,876.0	68.7%	4.3%
Canada	344.2	5.3	(18.9)	434.5	5.2	3.1	434.9	5.1	10.0
Australia	525.4	8.1	(12.0)	645.4	7.8	(3.4)	702.2	8.2	8.2
Europe	1,098.7	17.0	(16.8)	1,405.2	17.0	(7.7)	1,534.0	18.0	9.5
Total	$6,466.0	100.0%	(19.4)%	$8,285.3	100.0%	(0.3)%	8,547.1	100.0%	5.8%

Fiscal 2019 Compared to Fiscal 2018
Net Sales
Net sales decreased $1,819.3 million, or 22.0%, in fiscal 2019 compared to fiscal 2018. The decrease in net sales was primarily attributable to a decrease in comparable store sales of 19.4% and the impact of 321 net global store closures. The decrease in comparable store sales was primarily driven by lower demand for the current generation consoles from Sony and Microsoft as they near the end of their console cycle, a decline in software sales as well as a decline of audio-related and other accessories related to the growth in battle-royale gaming in fiscal 2018. The decrease in sales of software was primarily due to a reduction in the number and success of title releases compared to the prior year. These decreases were partially offset by an increase in sales of Nintendo Switch products and collectibles.
Net sales for fiscal 2019 in our United States, Canada, Australia and Europe segments declined by 22.5%, 20.8%, 18.6% and 21.8%, respectively, when compared to fiscal 2018. Comparable store sales in the United States, Canada, Australia and Europe decreased by 20.9%, 18.9%, 12.0% and 16.8%, respectively, primarily due to the same factors described above. In addition, Australia and Europe were negatively impacted by foreign exchange rate fluctuations of $32.7 million and $52.8 million, respectively.
Gross Profit
Gross profit decreased $399.4 million, or 17.3%, in fiscal 2019 compared to fiscal 2018, and gross profit as a percentage of net sales increased to 29.5% in fiscal 2019 compared to 27.9% in fiscal 2018. The increase in gross profit as a percentage of net sales was primarily due to a shift in product mix to higher margin products, driven by the decline in lower margin video game hardware sales, as well as lower promotional activity in the fiscal 2019 holiday season compared to the fiscal 2018 holiday season.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $71.5 million, or 3.6%, in fiscal 2019 compared to fiscal 2018, primarily driven by approximately $79.0 million in cost reduction efforts and variable expenses due to lower sales, the positive impact of foreign exchange rate fluctuations of $30.6 million and the impact of store closures of approximately $20.0 million, which were partially offset by costs associated with our transformation initiatives and severance totaling $60.7 million.
Goodwill and Asset Impairments
Goodwill and asset impairments decreased $630.3 million, or 62.0% in fiscal 2019 compared to fiscal 2018, primarily due to a decrease in goodwill impairment charges. During fiscal 2019 and 2018, we recognized goodwill impairment charges totaling $363.9 million and $970.7 million, respectively. See Note 7, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We have no remaining goodwill balances as of February 1, 2020.
Interest Expense, Net
Interest expense, net decreased by $23.9 million, or 46.8%, for fiscal 2019 compared to fiscal 2018, primarily due to the redemption of our $350.0 million unsecured senior notes during the first quarter of fiscal 2019.
Income Tax
Income tax expense was $37.6 million, representing a negative effective tax rate of 8.8% in fiscal 2019, compared to $41.7 million in fiscal 2018, representing a negative effective tax rate of 5.5%. The negative effective tax rate of 8.8% in fiscal 2019 is primarily the result of a permanent difference for non-deductible impairment charges and valuation allowances recognized in the year. The negative effective tax rate of 5.5% in fiscal 2018 was primarily the result of non-deductible impairment charges and the settlement of the tax dispute in France. See Note 8, "Income Taxes," to our consolidated financial statements included elsewhere in this Annual Report for additional information.
Income (Loss) from Discontinued Operations, Net of Tax
On January 16, 2019, we completed the sale of all of the equity interest in our wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC ("Prime"), a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale at closing totaled $727.9 million. We recognized a gain on sale in fiscal 2018 of $100.8 million ($65.4 million, net of tax). During fiscal 2019, we were unable to settle on proposed working capital adjustments with Prime and, as a result, the proposed adjustments were submitted to arbitration proceedings under the terms of the Equity Purchase Agreement. During the fourth quarter of fiscal 2019, we recognized a charge of $5.5 million million related to the final working capital adjustments settled through arbitration proceedings. We have no significant contingencies or continuing involvement with Spring Mobile.

Loss from discontinued operations, net of tax, totaled $6.5 million in fiscal 2019 compared to income from discontinued operations, net of tax, of $121.8 million in fiscal 2018. Income from discontinued operations, net of tax, in fiscal 2018 includes the gain on sale, net of tax, of $65.4 million. Refer to Note 2, "Discontinued Operations and Dispositions," to our consolidated financial statements for additional information.
Fiscal 2018 Compared to Fiscal 2017
Net Sales
Net sales decreased $261.8 million, or 3.1%, in fiscal 2018 compared to fiscal 2017. The decrease in net sales was primarily attributable to fiscal 2017 including 53 weeks compared to 52 weeks in fiscal 2018, the impact of 117 store closures (net of openings), the negative impact of foreign exchange rate fluctuations and a decrease in comparable stores sales of 0.3%. Sales for the 53rd week included in fiscal 2017 were approximately $132.7 million. The decrease in comparable store sales was primarily driven by a decrease in software sales, partially offset by an increase in sales of collectibles and hardware and accessories. The decrease in sales of software was primarily due to weaker new title releases in the first half of fiscal 2018 and weakening demand as a result of increasing digital adoption, partially offset by an increase in sales of Nintendo Switch titles due to the expansion of the hardware install base and increase of new release titles. The increase in sales of collectibles was primarily driven by new and improved product offerings. The increase in sales of hardware and accessories was primarily driven by growth in sales of audio-related and other accessories associated with the battle-royale gaming genre.
Net sales for fiscal 2018 in the United States, Australia and Europe declined by 1.3%, 8.1% and 8.4%, respectively, when compared to fiscal 2017. Net sales in Canada were essentially flat compared to the prior year. Net sales in the United States were negatively affected by the impact of the 53rd week in fiscal 2017 of approximately $91.1 million and the impact of 66 stores closures (net of openings), which were partially offset by a comparable store sales increase of 1.8%. Comparable store sales in Canada increased by 3.1%, which was offset by the negative impact of foreign exchange rate fluctuations of $9.2 million and the impact of the 53rd week in fiscal 2017 of approximately $6.4 million. The decline in net sales in Australia was primarily the result of the negative impact of foreign exchange rate fluctuations of $30.6 million, the decrease in comparable store sales of 3.4% and the impact of the 53rd week in fiscal 2017 of approximately $10.1 million. The decline in net sales in Europe was primarily due to the 7.7% decrease in comparable store sales and the impact of the 53rd week in fiscal 2017 of approximately $25.1 million, partially offset by the positive impact of foreign exchange rate fluctuations of $13.6 million.
Gross Profit
Gross profit decreased $176.8 million, or 7.1%, in fiscal 2018 compared to fiscal 2017, and gross profit as a percentage of net sales decreased to 27.9% in fiscal 2018 compared to 29.1% in fiscal 2017. Gross profit for the 53rd week included in fiscal 2017 was approximately $34.7 million. The decrease in gross profit as a percentage of net sales was primarily driven by a shift in product mix to lower margin hardware products, primarily driven by the decline in software sales, and higher software promotional activity in the fiscal 2018 holiday season.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $37.7 million, or 1.9%, in fiscal 2018 compared to fiscal 2017, primarily due to the impact of the 53rd week in fiscal 2017, a decrease in depreciation and amortization due to declining capital expenditures over the past several years, and the positive impact of foreign exchange rate fluctuations.
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
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facility. As of February 1, 2020, we had total cash on hand of $499.4 million and an additional $270.3 million of available borrowing capacity under our $420 million revolving credit facility, which was undrawn as of February 1, 2020. Our cash on hand attributable to foreign operations totaled $207.9 million as of February 1, 2020. Although we may, from time to time, evaluate strategies and alternatives with respect to the cash attributable to our foreign operations, we currently anticipate that this cash will remain in those foreign jurisdictions and it therefore may not be available for immediate use in the United States. As of February 1, 2020, based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our revolving credit facility together will provide sufficient liquidity to fund our operations. In response to the outbreak of COVID-19, we have temporarily closed stores on a country-wide basis in Europe, primarily in Italy and France, as well as in Canada, which became effective in various points in March 2020. In the United States, effective March 22, 2020, we have temporarily closed all storefronts to customers but continue to process orders on a digital only basis, offering curbside pick-up at stores and e-commerce delivery only. As a result of these actions, we expect a significant reduction in customer traffic and demand, which will adversely impact our ability to generate cash from our operating activities. We cannot reasonably estimate the amount of this negative impact.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. The amount, nature and timing of any strategic operational changes, or purchases of our debt or equity securities will depend on our available cash and liquidity, operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our unprofitable operating subsidiaries and business units that operate within our international segments. In total, we currently believe that any potential charges associated with the disposition or wind-down of certain operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization, would not be material to our results of operations and financial condition.
Cash Flows
During fiscal 2019, cash used in operations was $414.5 million, compared to cash provided by operations of $325.1 million in fiscal 2018. The decrease in cash provided by operations of $739.6 million was primarily due to the timing of vendor payments and lower earnings in fiscal 2019. During fiscal 2018, cash provided by operations was $325.1 million, compared to cash provided by operations of $434.9 million in fiscal 2017. The decrease in cash provided by operations of $109.8 million from fiscal 2017 to fiscal 2018 was primarily due to lower earnings, adjusted for non-cash items, in fiscal 2018 compared to prior year.
Cash used in investing activities was $60.9 million in fiscal 2019 compared to cash provided by investing activities of $635.5 million in fiscal 2018 and cash used in fiscal 2017 of $60.6 million. The cash provided by investing activities in fiscal 2018 included $727.9 million in proceeds from the sale of Spring Mobile. The cash used in investing activities in fiscal 2017 included $58.5 million in proceeds from divestitures, primarily from the sale of Kongregate. Capital expenditures totaled $78.5 million, $93.7 million and $113.4 million in fiscal 2019, fiscal 2018 and fiscal 2017, respectively.

In fiscal 2019, our financing activities were a net cash outflow of $644.7 million consisting primarily of the redemption of our $350.0 million 2019 senior notes in April 2019, repurchases of our common stock totaling $198.7 million, open market repurchases of our 2021 Senior Notes totaling $53.6 million and dividends paid on our common stock of $40.5 million. In fiscal 2018, our financing activities were a net cash outflow of $174.7 million consisting primarily of dividends paid of $157.4 million and repayment of acquisition-related debt of $12.2 million. The cash flows used in financing activities in fiscal 2017 consisted primarily of dividends paid of $155.2 million, the settlement of share repurchases of $22.0 million that were initiated in fiscal 2016 and repayment of acquisition-related debt of $21.8 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of February 1, 2020, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of February 1, 2020, total availability under the Revolver was $270.3 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million. During the first quarter of fiscal 2020, we borrowed $150 million on our Revolver.
In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable semi-annually in arrears on March 15 and September 15 of each year. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends.
The agreement governing our Revolver and the indentures governing our 2021 Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the indentures governing our Revolver and 2021 Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds. We are currently in compliance with all covenants under our indentures governing the 2021 Senior Notes and our Revolver.
See Note 10, “Debt,” to our consolidated financial statements for additional information related to our Revolver and 2021 Senior Notes.
Our Luxembourg subsidiary maintains a discretionary $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 1, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.0 million.
Share Repurchases
On March 4, 2019, our Board of Directors approved a new share repurchase authorization allowing our management to repurchase up to $300.0 million of our Class A Common Stock with no expiration date.
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
In addition to the equity tender offer described above, during the second half of fiscal 2019, we executed a series of open market repurchases for an aggregate of 26.1 million shares of our Class A common stock totaling $135.8 million, including fees and commissions. These repurchased shares were immediately retired.

In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A common stock, totaling $198.7 million, for an average price of $5.19 per share. We did not repurchase shares during fiscal 2018 or fiscal 2017. As of February 1, 2020, we have $101.3 million remaining under the repurchase authorization.

Dividends
We paid cash dividends of $40.5 million, $157.4 million and $155.2 million in fiscal 2019, 2018 and 2017. On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility. We believe the decision to eliminate the dividend will enable us to further reduce debt and provide us flexibility as we seek to drive value creation for stockholders.
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of February 1, 2020 (in millions):

	Payments Due by Fiscal Period
	Total	FY 2020	FY 2021	FY 2022	FY 2023	FY 2024	Thereafter
Operating leases	$846.2	$268.5	$184.8	$129.8	$93.0	$65.7	$104.4
Purchase obligations(1)	463.5	463.5	—	—	—	—	—
2021 Senior Notes	421.4	—	421.4	—	—	—	—
Interest payments on senior notes	42.6	28.4	14.2	—	—	—	—
Total(2)	$1,773.7	$760.4	$620.4	$129.8	$93.0	$65.7	$104.4
___________________

(1)	Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancelable until shipment of the products.

(2)
As of February 1, 2020, we had $9.2 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 8, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

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
As of February 1, 2020, we had standby letters of credit outstanding in the amount of $7.3 million and had bank guarantees outstanding in the amount of $24.6 million, of which $7.6 million is cash collateralized.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of February 1, 2020.
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

Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at February 1, 2020 would have affected net earnings by approximately $2.3 million in fiscal 2019.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at February 1, 2020, in each case, would have affected net earnings by approximately $2.1 million in fiscal 2019. A 10% change in our gift card breakage rate at February 1, 2020 would have affected net earnings by approximately $11.3 million in fiscal 2019.
Goodwill
Goodwill results from acquisitions and represents the excess purchase price over the net identifiable assets acquired. We are required to evaluate our goodwill for impairment at least annually or whenever indicators of impairment are present. During fiscal 2019, we recognized an impairment charge for our remaining goodwill in the amount of $363.9 million, all of which related to our United States segment. As of February 1, 2020, we had no remaining goodwill. See Note 7, "Goodwill and Intangible Assets" to our consolidated financial statements for additional information.
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. In fiscal 2019, we estimated the fair value of our United States segment by using a combination of the income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to earnings of the Company and other comparable, publicly-traded companies.
Considerable management judgment is necessary to estimate the fair value of a reporting unit. The discounted cash flows analyses utilize a five- to seven-year cash flow projection with a terminal value, which are discounted using a risk-adjusted weighted-average cost of capital. The projected cash flows include numerous assumptions such as, among others, future sales trends, operating margins, store count and capital expenditures, all of which are derived from our long-term financial forecasts. The projected sales trends include estimates related to the growth rate of the digital distribution of new video game software. In addition, we corroborate the aggregate fair value of our reporting units with our market capitalization, which may impact certain assumptions in our discounted cash flows analyses.

Income Taxes
We account for income taxes utilizing an asset and liability approach, and deferred taxes are determined based on the estimated future tax effect of differences between the financial reporting and tax bases of assets and liabilities using enacted tax rates. As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $9.2 million as of February 1, 2020.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.  We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.  We have therefore established valuation allowances in certain foreign jurisdictions where the Company has determined existing deferred tax assets are not more likely than not to be realized. Our valuation allowance increased to $112.7 million as of February 1, 2020. See Note 8, "Income Taxes" to our consolidated financial statements for further information regarding income taxes. We continue to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings.  Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish an additional valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.
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
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a gain of $4.1 million and $9.6 million in selling, general and administrative expenses related to derivative instruments for the fiscal years ended February 1, 2020 and February 2, 2019, respectively. The aggregate fair value of the forward exchange contracts as of February 1, 2020 and February 2, 2019 was a net asset of $1.1 million and a net liability of $0.2 million, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of February 1, 2020 would result in a gain of $10.2 million or a loss of $8.4 million in value of the forwards, options and swaps.

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
Interest Rate Risk
The per annum interest rate on our $420 million revolving credit facility is variable and is based on one of (i) the U.S. prime rate, (ii) LIBOR or (iii) the U.S. federal funds rate. We had no outstanding balance on our revolving credit facility as of February 1, 2020 and February 2, 2019. In 2017, the Financial Conduct Authority, the regulatory body of LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, has proposed the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR is generally accepted as the LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. Our revolving credit facility matures in November 2022, therefore, we anticipate that we will amend our revolving credit facility prior to the LIBOR quotation termination date. There can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.

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
Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, our management conducted an evaluation, under the supervision and with the participation of our principal executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective at the reasonable assurance level. Notwithstanding the foregoing, a control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that it will detect or uncover failures to disclose material information otherwise required to be set forth in our periodic reports.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 1, 2020, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as (COSO). Based on such evaluation, the Company’s management concluded that as of February 1, 2020, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 1, 2020. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
Remediation of Material Weaknesses
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company's annual or interim financial statements will not be prevented or detected on a timely basis.

As disclosed in Part II, Item 9A., “Controls and Procedures,” in our Annual Report on Form 10-K for fiscal year 2018, we identified control deficiencies during fiscal 2018 that constituted material weaknesses relating to: (i) selecting and developing control activities that contribute to the mitigation of risks to the achievement of objectives to acceptable levels, (ii) selecting and developing control activities over information technology that contribute to the mitigation of risks and support achievement of objectives and (iii) deploying information technology control activities through policies that establish what is expected and procedures that put policies into action. Specifically, these control deficiencies primarily related to end-user and privileged access to certain information technology systems that support our financial reporting process.

In fiscal 2019, management implemented a remediation plan, which included establishing and improving policies, procedures and control activities primarily associated with end-user and privileged access to certain information technology systems that support our financial reporting process. We completed testing of the remediated and implemented control activities during the fourth quarter of fiscal 2019, and we have concluded that the previously identified material weaknesses have been remediated as of February 1, 2020.
Changes in Internal Control Over Financial Reporting
Upon adoption of ASU 2016-02, Leases, on February 3, 2019, we implemented changes in our internal controls over financial reporting by implementing new accounting processes, systems and control procedures for lease accounting. Other than the changes related to our remediation efforts described above and adoption of ASU 2016-02, there were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our fiscal quarter ended February 1, 2020, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52 week period ended February 1, 2020, of the Company and our report dated March 27, 2020, expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company's adoption of a new accounting standard.
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
March 27, 2020

ITEM 9B.	OTHER INFORMATION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Executive Chairman, Chief Executive Officer, Chief Financial Officer, Chief Merchandising Officer, Chief Customer Officer, Chief Accounting Officer, any Executive Vice President, Senior Vice President and any Vice President employed in a finance or accounting role. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our management-level employees, including managing directors and finance directors in our foreign subsidiaries. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2020 Annual Meeting of Stockholders to be held on or around June 12, 2020 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
The following financial statement schedule for the 52 weeks ended February 1, 2020, 52 weeks ended February 2, 2019 and the 53 weeks ended February 3, 2018 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.

(b)	Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For the 52 weeks ended February 1, 2020, 52 weeks ended February 2, 2019 and the 53 weeks ended February 3, 2018:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries (2)	Balance at End of Period
	(In millions)
Inventory Reserve(3)
52 Weeks Ended February 1, 2020	$69.4	$35.4	$20.5	$(67.3)	$58.0
52 Weeks Ended February 2, 2019	$59.2	$50.1	$46.7	$(86.6)	$69.4
53 Weeks Ended February 3, 2018	$59.0	$57.3	$50.7	$(107.8)	$59.2
Valuation Allowance for Deferred Tax Assets
52 Weeks Ended February 1, 2020	$32.9	$83.1	$—	$(3.3)	$112.7
52 Weeks Ended February 2, 2019	$36.9	$—	$—	$(4.0)	$32.9
53 Weeks Ended February 3, 2018	$39.4	$3.6	$—	$(6.1)	$36.9
___________________

(1)	Consists primarily of amounts received from vendors for defective allowances.

(2)
The 52 weeks ended February 1, 2020 includes the disposition of $0.3 million of Simply Mac inventory reserves as of the date of the sale. The 52 weeks ended February 2, 2019 includes the disposition of $3.6 million of Spring Mobile inventory reserves as of the date of the sale.

(3)	Includes inventory reserve activity related to Simply Mac and Spring Mobile. Simply Mac was sold in September 2019 and Spring Mobile was sold in January 2019.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ GEORGE E. SHERMAN
George E. Sherman
Chief Executive Officer
Date: March 27, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ GEORGE E. SHERMAN	Chief Executive Officer	March 27, 2020
George E. Sherman	(Principal Executive Officer)

/s/ DANIEL A. DEMATTEO	Executive Chairman and Director	March 27, 2020
Daniel A. DeMatteo

/s/ JAMES A. BELL	Executive Vice President, Chief Financial Officer	March 27, 2020
James A. Bell	(Principal Financial Officer)

/s/ BERNARD R. COLPITTS, JR.	Senior Vice President, Chief Accounting Officer	March 27, 2020
Bernard R. Colpitts, Jr.	(Principal Accounting Officer)

/s/ JEROME L. DAVIS	Director	March 27, 2020
Jerome L. Davis

/s/ LIZABETH DUNN	Director	March 27, 2020
Lizabeth Dunn

/s/ RAUL J. FERNANDEZ	Director	March 27, 2020
Raul J. Fernandez

/s/ THOMAS N. KELLY JR.	Director	March 27, 2020
Thomas N. Kelly Jr.

/s/ STEVEN R. KOONIN	Director	March 27, 2020
Steven R. Koonin

/s/ GERALD R. SZCZEPANSKI	Director	March 27, 2020
Gerald R. Szczepanski

/s/ CARRIE W. TEFFNER	Director	March 27, 2020
Carrie W. Teffner

/s/ KATHY P. VRABECK	Director	March 27, 2020
Kathy P. Vrabeck

/s/ LAWRENCE S. ZILAVY	Director	March 27, 2020
Lawrence S. Zilavy

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of February 1, 2020 and February 2, 2019, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for 52 week period ended February 1, 2020, for the 52 week period ended February 2, 2019 and for the 53 week period ended February 3, 2018 and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2020 and February 2, 2019 and the results of its operations and its cash flows for the 52 week period ended February 1, 2020, 52 week period ended February 2, 2019 and 53 week period ended February 3, 2018 in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2020, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 27, 2020, expressed an unqualified opinion on the Company's internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the financial statements, effective February 3, 2019, the Company adopted FASB ASC Topic 842, Leases, using the modified retrospective approach.
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
March 27, 2020

We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	February 1, 2020	February 2, 2019
ASSETS
Current assets:
Cash and cash equivalents	$499.4	$1,624.4
Receivables, net	141.9	134.2
Merchandise inventories, net	859.7	1,250.5
Prepaid expenses and other current assets	120.9	118.6
Assets held for sale	11.8	—
Total current assets	1,633.7	3,127.7
Property and equipment, net	275.9	321.3
Operating lease right-of-use assets	767.0	—
Deferred income taxes	83.0	147.3
Goodwill	—	363.9
Other noncurrent assets	60.1	84.1
Total assets	$2,819.7	$4,044.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$380.8	$1,051.9
Accrued liabilities and other current liabilities	617.5	780.0
Current portion of operating lease liabilities	239.4	—
Current portion of debt, net	—	349.2
Total current liabilities	1,237.7	2,181.1
Long-term debt, net	419.8	471.6
Operating lease liabilities	529.3	—
Other long-term liabilities	21.4	55.4
Total liabilities	2,208.2	2,708.1
Commitments and contingencies (Note 12)
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 64.3 and 102.0 shares issued, 64.3 and 102.0 shares outstanding, respectively	0.1	0.1
Additional paid-in capital	—	27.7
Accumulated other comprehensive loss	(78.8)	(54.3)
Retained earnings	690.2	1,362.7
Total stockholders' equity	611.5	1,336.2
Total liabilities and stockholders’ equity	$2,819.7	$4,044.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2019	2018	2017
Net sales	$6,466.0	$8,285.3	$8,547.1
Cost of sales	4,557.3	5,977.2	6,062.2
Gross profit	1,908.7	2,308.1	2,484.9
Selling, general and administrative expenses	1,922.7	1,994.2	2,031.9
Goodwill impairments	363.9	970.7	—
Asset impairments	21.7	45.2	13.8
Operating (loss) earnings	(399.6)	(702.0)	439.2
Interest income	(11.3)	(5.7)	(1.5)
Interest expense	38.5	56.8	56.8
(Loss) earnings from continuing operations before income taxes	(426.8)	(753.1)	383.9
Income tax expense	37.6	41.7	153.5
Net (loss) income from continuing operations	(464.4)	(794.8)	230.4
(Loss) income from discontinued operations, net of tax	(6.5)	121.8	(195.7)
Net (loss) income	$(470.9)	$(673.0)	$34.7

Basic (loss) earnings per share:
Continuing operations	$(5.31)	$(7.79)	$2.27
Discontinued operations	(0.08)	1.19	(1.93)
Basic (loss) earnings per share	$(5.38)	$(6.59)	$0.34

Diluted (loss) earnings per share:
Continuing operations	$(5.31)	$(7.79)	$2.27
Discontinued operations	(0.08)	1.19	(1.93)
Diluted (loss) earnings per share	$(5.38)	$(6.59)	$0.34

Weighted-average shares outstanding:
Basic	87.5	102.1	101.4
Diluted	87.5	102.1	101.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year
	2019	2018	2017
Net (loss) income	$(470.9)	$(673.0)	$34.7
Other comprehensive income (loss):
Foreign currency translation adjustments	(24.5)	(63.4)	59.5
Reclassification of realized gain on foreign currency translation adjustments, net of tax of $0	—	(3.1)	—
Total comprehensive (loss) income	$(495.4)	$(739.5)	$94.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Income (Loss)	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2017	101.0	$0.1	$—	$(47.3)	$2,301.3	$2,254.1
Net income	—	—	—	—	34.7	34.7
Foreign currency translation	—	—	—	59.5	—	59.5
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation expense	—	—	25.6	—	—	25.6
Settlement of stock-based awards	0.3	—	(3.5)	—	—	(3.5)
Balance at February 3, 2018	101.3	0.1	22.1	12.2	2,180.1	2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net loss	—	—	—	—	(673.0)	(673.0)
Foreign currency translation	—	—	—	(66.5)	—	(66.5)
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation expense	—	—	10.7	—	—	10.7
Settlement of stock-based awards	0.7	—	(5.1)	—	—	(5.1)
Balance at February 2, 2019	102.0	0.1	27.7	(54.3)	1,362.7	1,336.2
Net loss	—	—	—	—	(470.9)	(470.9)
Foreign currency translation	—	—	—	(24.5)	—	(24.5)
Dividends declared, $0.38 per common share	—	—	—	—	(38.5)	(38.5)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Repurchase of common shares	(38.1)	—	(35.6)	—	(163.1)	(198.7)
Settlement of stock-based awards	0.4	—	(1.0)	—	—	(1.0)
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(470.9)	$(673.0)	$34.7
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	96.2	126.9	151.9
Goodwill and asset impairments	385.6	1,015.9	395.1
Stock-based compensation expense	8.9	10.7	25.6
Deferred income taxes	61.4	(4.1)	(107.9)
Loss on disposal of property and equipment	1.9	2.0	8.5
Loss (gain) on divestiture	9.1	(100.8)	(6.4)
Other	4.1	6.9	(10.5)
Changes in operating assets and liabilities:
Receivables, net	(10.9)	(34.4)	35.7
Merchandise inventories	361.1	12.6	(197.2)
Prepaid expenses and other current assets	3.6	2.2	(1.2)
Prepaid income taxes and income taxes payable	(75.9)	(18.7)	(24.7)
Accounts payable and accrued liabilities	(792.8)	(26.0)	146.1
Operating lease right-of-use assets and lease liabilities	4.1	—	—
Changes in other long-term liabilities	—	4.9	(14.8)
Net cash flows (used in) provided by operating activities	(414.5)	325.1	434.9
Cash flows from investing activities:
Purchase of property and equipment	(78.5)	(93.7)	(113.4)
Proceeds from divestiture, net of cash sold	5.2	727.9	58.5
Proceeds from company-owned life insurance, net	12.0	—	—
Acquisitions, net of cash acquired	—	—	(8.5)
Other	0.4	1.3	2.8
Net cash flows (used in) provided by investing activities	(60.9)	635.5	(60.6)
Cash flows from financing activities:
Repayments of senior notes	(404.5)	—	—
Repurchase of common shares	(198.7)	—	(22.0)
Dividends paid	(40.5)	(157.4)	(155.2)
Borrowings from the revolver	—	154.0	373.0
Repayments of revolver borrowings	—	(154.0)	(373.0)
Repayment of acquisition-related debt	—	(12.2)	(21.8)
Tax withholdings on share-based awards	(1.0)	(5.1)	(3.5)
Net cash flows used in financing activities	(644.7)	(174.7)	(202.5)
Exchange rate effect on cash and cash equivalents and restricted cash	(6.9)	(24.7)	28.0
Decrease (increase) in cash held for sale	—	10.2	(5.4)
(Decrease) increase in cash and cash equivalents	(1,127.0)	771.4	194.4
Cash and cash equivalents and restricted cash at beginning of period	1,640.5	869.1	674.7
Cash and cash equivalents and restricted cash at end of period	$513.5	$1,640.5	$869.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
1.    Nature of Operations and Summary of Significant Accounting Policies
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. We operate approximately 5,500 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. See Note 16, "Segment Information," for further information.
Our largest vendors are Nintendo, Sony, Microsoft, Electronic Arts and Take-Two Interactive, which accounted for 28%, 18%, 6%, 5% and 5%, respectively, of our new product purchases in fiscal year 2019. Our largest vendors in fiscal year 2018 and 2017 were Nintendo, Sony, Microsoft, Take-Two Interactive and Activision Blizzard, which accounted for 23%, 22%, 10%, 6% and 4%, respectively, in fiscal year 2018; and 22%, 20%, 10%, 4% and 6%, respectively, in fiscal year 2017.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our former Spring Mobile business is presented as discontinued operations in the statements of operations for periods presented. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019"). Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018"). Fiscal year 2017 consisted of the 53 weeks ended on February 3, 2018 ("fiscal 2017").
Reclassifications
We have made certain reclassifications in our consolidated statements of cash flows in order to conform to the current year presentation. The provision for inventory reserves of $57.3 million and $59.1 million for fiscal years 2018 and 2017, respectively, have been reclassified to changes in merchandise inventories. Certain changes in customer liabilities, primarily associated with loyalty point redemptions and gift card breakage, of $43.1 million and $23.7 million for fiscal years 2018 and 2017, respectively, have been reclassified from other to changes in accounts payable and accrued liabilities.
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
Restricted Cash
Restricted cash of $14.1 million and $16.1 million as of February 1, 2020 and February 2, 2019, respectively, consists primarily of bank guarantees issued on behalf of our foreign subsidiaries, which is included in prepaid expenses and other current assets and other noncurrent assets in our consolidated balance sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash and cash equivalents in the consolidated balance sheets to total cash and cash equivalents and restricted cash in the consolidated statements of cash flows (in millions):

	February 1, 2020	February 2, 2019	February 3, 2018
Cash and cash equivalents	$499.4	$1,624.4	$854.2
Restricted cash (included in prepaid expenses and other current assets)	0.3	2.7	—
Restricted cash (included in other noncurrent assets)	13.8	13.4	14.9
Total cash and cash equivalents and restricted cash in the statements of cash flows	$513.5	$1,640.5	$869.1

Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 1, 2020 and February 2, 2019 were $58.0 million and $69.4 million, respectively.
Property and Equipment
Property and equipment consisted of the following (in millions):

	February 1, 2020	February 2, 2019
Land	$18.0	$18.7
Buildings and leasehold improvements	611.8	638.2
Fixtures and equipment	836.2	900.2
Total property and equipment	1,466.0	1,557.1
Accumulated depreciation	(1,190.1)	(1,235.8)
Property and equipment, net	$275.9	$321.3
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two years to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases (generally ranging from one year to ten years), including reasonably certain renewal options. Costs incurred in purchasing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $90.8 million, $96.7 million and $110.1 million for fiscal 2019, 2018 and 2017, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses of $6.6 million, $2.1 million and $2.8 million in fiscal 2019, 2018 and 2017, respectively. See Note 4, "Asset Impairments," for further information regarding our asset impairment charges.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We have four operating segments—United States, Canada, Australia and Europe, which also define our reporting units based upon the similar economic characteristics of operations within each segment, including the nature of products, product distribution, type of customer and separate management within these businesses.
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. In fiscal 2019, we estimated the fair value of our United States segment by using a combination of the income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to earnings of the Company and other comparable, publicly-traded companies. We recognized goodwill impairment charges totaling $363.9 million and $970.7 million in fiscal 2019 and fiscal 2018, respectively. See Note 7, "Goodwill and Intangible Assets" for additional information. No goodwill impairment charges related to our continuing operations were recognized in fiscal 2017.
Our indefinite-lived intangible assets consist of trade names that are not amortized, but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our annual impairment testing in fiscal years 2019, 2018 and 2017, we recognized impairment charges totaling $2.3 million, $43.1 million and $11.0 million, respectively, associated with our dealer agreements and trade names. See Note 7, "Goodwill and Intangible Assets" for additional information.
Our definite-lived intangible assets consist primarily of leasehold rights. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over the life of the asset.
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
We also sell a variety of digital products which generally allow consumers to download software or play games on the internet. The significant majority of the digital products we sell are unbundled and do not require us to purchase inventory or take physical possession of, or take title to, inventory. When purchasing these products from us, consumers pay a retail price and we earn a commission based on a percentage of the retail sale as negotiated with the digital product publisher. We recognize the sale of these digital products on a net basis, whereby the commissions earned are recorded as revenue.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Vendor Arrangements
We participate in vendor cooperative advertising programs and other vendor marketing programs in which vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory is determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to video game products that have not yet been released to the public is deferred as a reduction of inventory.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $108.5 million, $143.4 million and $162.5 million were recorded as a reduction of cost of sales for fiscal 2019, 2018 and 2017, respectively.
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
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for fiscal 2019, 2018 and 2017 totaled $66.7 million, $72.9 million and $82.8 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available statute periods expire or additional facts and cause us to change our assessment of the appropriate accrual amount. See Note 8, "Income Taxes," for additional information.
We plan on indefinitely reinvesting our unremitted foreign earnings outside the United States. Where foreign earnings are indefinitely reinvested, no provision for federal income or foreign withholding taxes is made. Should we change our assertion with respect to our unremitted foreign earnings, we would make a cumulative adjustment to record United States income tax and foreign withholding tax expense in the period in which our assertion changes, and therafter we would provide for taxes at the time the earnings are generated. Presently we have no intention to change our assertion with respect to unremitted foreign earnings.
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
Effective February 3, 2019, we adopted Accounting Standards Codification Topic 842, Leases ("ASC 842"). Under ASC 842, fixed payments associated with our operating leases are included in operating lease right-of-use ("ROU") assets and both current and noncurrent operating lease liabilities on the balance sheet. We determine if an arrangement is considered a lease at inception. We recognize ROU assets, on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, we utilize our incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of our credit rating, country risk, corporate bond yields, the effect of collateralization, as well as comparison to our borrowing rates. For our real estate leases, we do not separate the components of a contract, thus our future payments include minimum rent payments and fixed executory costs. For our non-real estate leases, future payments include only fixed minimum rent payments. We record the amortization of our ROU assets and the accretion of our lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms we are reasonably certain to exercise. We recognize our cash or lease incentives as a reduction to the ROU asset. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Net gains from foreign currency transactions and derivatives are included in selling, general and administrative expenses and were $1.0 million, $3.0 million and $2.4 million in fiscal 2019, 2018 and 2017, respectively. Foreign currency transaction gains and losses are the result of decreases or increases in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
We use forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 5, "Fair Value Measurements and Financial Instruments," for additional information regarding our forward exchange contracts.
Recently Adopted Accounting Pronouncements
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
The approved transition method enables entities to apply the transition requirements in this ASU at the effective date of ASU 2016-02 (rather than at the beginning of the earliest comparative period presented) with the effect of initially applying ASU 2016-02 recognized as a cumulative-effect adjustment to retained earnings in the period of adoption. Consequently, an entity’s reporting for the comparative periods presented in the year of adoption would continue to be in accordance with Accounting Standard Codification Topic 840, Leases (“ASC 840”), including the disclosure requirements of ASC 840. In March 2019, the FASB issued ASU 2019-01, Leases which clarifies the disclosure requirements for interim periods.
We adopted the new lease standard, ASC 842, effective February 3, 2019, using the modified-retrospective transition approach as outlined in ASU 2018-11, with no restatement of comparative periods. As permitted by the standard, we elected certain practical expedients, including the "package of practical expedients," under which we did not reassess our prior conclusions regarding lease identification, lease classification, or capitalization of initial lease direct costs for existing or expired contracts. For our real estate leases, we elected the practical expedient to not separate lease and non-lease components. For our non-real estate leases, we elected to separate lease and non-lease components. We did not elect to exclude short-term leases from our right-of-use asset and liability balances, nor did we elect the hindsight practical expedient.
Under the modified-retrospective transition approach, we have recorded adjustments to our fiscal 2019 opening balance sheet (as of February 3, 2019) to recognize an initial operating lease right-of-use asset and corresponding initial lease liability of approximately $850 million. See Note 11, "Leases," for further details.
In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers, which sets forth a new five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. In 2016, the FASB issued several ASUs that further amended the new revenue standard in the areas of principal versus agent evaluation, licenses of intellectual property, identifying performance obligations, and other clarifications and technical corrections. The underlying principle of the new standard is that an entity will recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects what it expects in exchange for the goods or services. The updated standard also requires additional disclosures on the nature, timing, and uncertainty of revenue and related cash flows. We adopted the new revenue standard on the first day of fiscal year 2018, effective February 4, 2018, by utilizing the modified retrospective transition approach.

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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The company is currently evaluating the impact that ASU 2019-12 will have on our consolidated financial statements.
2.    Discontinued Operations and Dispositions
Discontinued Operations
On January 16, 2019, we completed the sale of all of the equity interest in our wholly-owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC ("Prime"), a wholly-owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The net cash proceeds received from the sale totaled $727.9 million. The net proceeds received at closing consisted of the purchase price of $700.0 million less $10.5 million of transaction costs, plus preliminary adjustments totaling $38.4 million for working capital and indebtedness. We recognized a gain on sale of $100.8 million ($65.4 million, net of tax) during fiscal 2018. During fiscal 2019, we were unable to settle on proposed working capital adjustments with Prime and, as a result, the proposed adjustments were submitted to arbitration proceedings under the terms of the Equity Purchase Agreement. During the fourth quarter of fiscal 2019, we recognized a charge of $5.5 million ($4.2 million, net of tax) related to the final working capital adjustments settled through arbitration proceedings. We have no significant contingencies or continuing involvement with Spring Mobile.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The historical results of Spring Mobile, including the gain on sale, are reported as discontinued operations in our consolidated statements of operations for all periods presented. The results of our discontinued operations for fiscal 2019, 2018 and 2017 are as follows (in millions):

	Fiscal Year
	2019	2018	2017
Net sales	$—	$565.4	$677.5
Cost of sales	—	73.1	122.3
Gross profit	—	492.3	555.2
Selling, general and administrative expenses	3.6	416.0	481.8
Goodwill impairments	—	—	32.8
Asset impairments	—	—	344.2
Operating (loss) earnings	(3.6)	76.3	(303.6)
(Loss) gain on sale of discontinued operations	(5.5)	100.8	—
(Loss) earnings from discontinued operations before income taxes	(9.1)	177.1	(303.6)
Income tax (benefit) expense	(2.6)	55.3	(107.9)
Net (loss) income from discontinued operations	$(6.5)	$121.8	$(195.7)

The consolidated statement of cash flows is presented on a combined basis for all periods presented, therefore, does not segregate cash flows from continuing and discontinued operations. There were no significant operating noncash items for our discontinued operations for fiscal 2019. The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for fiscal 2018 and 2017 (in millions):

	Fiscal Year
	2018	2017
Capital expenditures	$7.5	$22.2
Depreciation and amortization	20.1	28.4
Goodwill and asset impairments	—	377.0
Provision for inventory reserves	12.7	12.9

Divestiture of Simply Mac
On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which closed on September 25, 2019, for total consideration of $12.9 million. The consideration received is subject to customary post-closing adjustments and consisted of $5.2 million in cash and a note receivable of $7.7 million, which was amended in the first quarter of fiscal 2020 to revise the amount to $1.3 million. We fully reserved the $7.7 million note receivable in the fourth quarter of fiscal 2019 due to the buyer's failure to make scheduled payments. We recognized a loss on sale of $9.1 million, net of tax, during fiscal 2019.
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
Assets Held for Sale
As of February 1, 2020, we classified our corporate aircraft as assets held for sale, which had an estimated fair value, less costs to sell, of $11.8 million.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.    Revenue
We have revised the categories of our similar products, as presented below, to better align with management's view of the business. Prior periods have been reclassified to conform to the current period presentation. Net sales by significant product category for the periods indicated is as follows (in millions):

	Fiscal Year
	2019	2018	2017
Hardware and accessories(1)	$2,722.2	$3,717.8	$3,651.0
Software(2)	3,006.3	3,856.5	4,257.4
Collectibles	737.5	711.0	638.7
Total	$6,466.0	$8,285.3	$8,547.1

___________________

(1)
Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics, and the operations of our Simply Mac stores, which were sold in September 2019.

(2)	Includes sales of new and pre-owned video game software, digital software and PC entertainment software.
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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of February 1, 2020 and February 2, 2019, our unredeemed customer liabilities totaled $226.9 million and $262.0 million, respectively.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of February 1, 2020 and February 2, 2019, our deferred revenue liability related to extended warranties totaled $70.0 million and $70.4 million, respectively.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or when made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of February 1, 2020 and February 2, 2019, we had deferred revenue of $42.3 million and $44.5 million, respectively, associated with our Game Informer magazine.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, fiscal period changes and ending balance of our contract liabilities are as follows (in millions):

	Fiscal Year
	2019	2018
Contract liability beginning balance	$376.9	$426.0
Adoption of ASU 2014-09	—	(16.8)
Increase to contract liabilities (1)	1,006.0	1,238.1
Decrease to contract liabilities (2)	(1,038.7)	(1,262.9)
Other adjustments (3)	(5.0)	(7.5)
Contract liability ending balance	$339.2	$376.9

__________________________________________

(1)	Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.

(2)
Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 52 weeks ended February 1, 2020, there were $55.4 million of gift cards redeemed that were outstanding as of February 2, 2019. During the 52 weeks ended February 2, 2019 , there were $65.8 million of gift cards redeemed that were outstanding as of February 3, 2018.

(3)	Primarily includes foreign currency translation adjustments.
4.    Asset Impairments
A summary of our asset impairment charges, by reportable segment, for fiscal 2019, 2018 and 2017 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
Fiscal 2019
Intangible asset impairment charges	$2.3	$—	$—	$—	$2.3
Corporate aircraft impairment charges	8.7	—	—	—	8.7
Store and other asset impairment charges	1.8	0.4	0.2	8.3	10.7
Total	$12.8	$0.4	$0.2	$8.3	$21.7
Fiscal 2018
Intangible asset impairment charges	$11.2	$—	$—	$31.9	$43.1
Store and other asset impairment charges	1.3	—	0.2	0.6	2.1
Total	$12.5	$—	$0.2	$32.5	$45.2
Fiscal 2017
Intangible asset impairment charges	$11.0	$—	$—	$—	$11.0
Store and other asset impairment charges	1.3	—	0.3	1.2	2.8
Total	$12.3	$—	$0.3	$1.2	$13.8

See Note 7, "Goodwill and Intangible Assets," for information regarding our intangible asset impairment charges.
Store and other asset impairment charges relate to our evaluation of store property, equipment and other assets in situations where an asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our foreign currency contracts, life insurance policies we own that have a cash surrender value, certain nonqualified deferred compensation liabilities.
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
Our assets and liabilities measured at fair value on a recurring basis of February 1, 2020 and February 2, 2019 utilize Level 2 inputs and include the following (in millions):

	February 1, 2020	February 2, 2019
Assets:
Foreign currency contracts (1)	$1.4	$1.0
Company-owned life insurance(2)	4.1	14.6
Total assets	$5.5	$15.6
Liabilities:
Foreign currency contracts (3)	$0.3	$1.2
Nonqualified deferred compensation(3)	1.0	1.1
Total liabilities	$1.3	$2.3
___________________

(1)	Recognized in prepaid expenses and other current assets in our consolidated balance sheets.

(2)	Recognized in other non-current assets in our consolidated balance sheets.

(3)	Recognized in accrued liabilities in our consolidated balance sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies and certain foreign currency assets and liabilities. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $144.6 million and $240.0 million as of February 1, 2020 and February 2, 2019, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	Fiscal Year
	2019	2018	2017
Gains (losses) on the changes in fair value of derivative instruments	$4.1	$9.6	$(24.6)
(Losses) gains on the re-measurement of related intercompany loans denominated in foreign currencies	(3.1)	(6.6)	27.0
Net gains	$1.0	$3.0	$2.4

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
In fiscal 2019, we recognized impairment charges totaling $10.7 million associated with store-level assets to reflect their fair values of $4.3 million. We also recognized impairment charges of $8.7 million and $2.3 million related to our corporate aircraft and ThinkGeek trade name, respectively, to reflect their fair values of $11.8 million and $0.5 million, respectively. Our corporate aircraft is classified as assets held for sale in our consolidated balance sheet as of February 1, 2020.
In fiscal 2018, we recognized impairment charges totaling $43.1 million related to intangible assets. We recognized impairment charges of $31.9 million and $5.3 million associated with our Micromania and ThinkGeek trade names, respectively, to reflect their fair values of $6.0 million and $2.8 million, respectively. We also recognized impairment charges of $5.9 million and $2.1 million during fiscal 2018 related to other ThinkGeek intangible assets and store-level property and equipment, respectively, to reflect their fair values of zero.
In fiscal 2017, we recognized impairment charges of $11.0 million and $2.8 million associated with our Simply Mac Apple dealer agreement and store-level property and equipment, respectively, to reflect its fair value of zero.
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
As of February 1, 2020, our unsecured 6.75% senior notes due in 2021 had a net carrying value of $419.8 million and a fair value of $409.4 million. The fair value of our 6.75% senior notes was determined based on observable inputs (Level 2), including quoted market prices obtained through an external pricing source, which derives its price valuations from daily marketplace transactions, adjusted to reflect the spreads of benchmark bonds, credit risk and certain other variables.
6.    Receivables, Net
Receivables consisted of the following (in millions):

	February 1, 2020	February 2, 2019
Bankcard receivables	$34.7	$44.6
Vendor and other receivables (1)	120.4	93.6
Allowance for doubtful accounts (2)	(13.2)	(4.0)
Total receivables, net	$141.9	$134.2

___________________________

(1)	Vendor receivables primarily relate to vendor allowances.

(2)	Includes a $7.7 million allowance for a note receivable associated with the sale of Simply Mac. See Note 2, "Discontinued Operations and Dispositions," for further information.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2019 and 2018 were as follows (in millions):

	United States	Canada	Australia	Europe	Total
Balance at February 3, 2018	$1,159.5	$30.3	$73.6	$87.1	$1,350.5
Foreign currency translation adjustment	—	(1.5)	(7.2)	(7.2)	(15.9)
Impairment charge	(795.6)	(28.8)	(66.4)	(79.9)	(970.7)
Balance at February 2, 2019	363.9	—	—	—	363.9
Impairment charge	(363.9)	—	—	—	(363.9)
Balance at February 1, 2020	$—	$—	$—	$—	$—

Cumulative goodwill impairment charges	$1,173.0	$129.1	$173.5	$499.5	$1,975.1

We have historically performed an impairment test of goodwill on an annual basis during the fourth quarter or when circumstances indicate that the carrying value of goodwill might be impaired (see Note 1, "Nature of Operations and Summary of Significant Accounting Policies"). During the second quarter of fiscal 2019, we determined that a triggering event occurred as a result of a sustained decline in our market capitalization; therefore, we performed an interim impairment test for our goodwill. As a result of the interim impairment test, we recognized a goodwill impairment charge totaling $363.9 million related to our United States segment. We have no remaining goodwill as a result of the impairment charge. In fiscal 2018, we recognized goodwill impairment charges of $970.7 million related to our continuing operations. No goodwill impairment charges related to continuing operations were recognized in fiscal 2017.
Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets other than goodwill as of February 1, 2020 and February 2, 2019 were as follows (in millions):

	February 1, 2020			February 2, 2019
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$6.3	$—	$6.3	$8.8	$—	$8.8
Intangible assets with finite lives:
Leasehold rights	88.4	(72.0)	16.4	91.8	(67.3)	24.5
Other	32.1	(32.0)	0.1	32.5	(32.3)	0.2
Total	$126.8	$(104.0)	$22.8	$133.1	$(99.6)	$33.5
___________________

(1)
The change in the gross carrying amount of intangible assets from February 2, 2019 to February 1, 2020 is due to impairments (see Note 4, "Asset Impairments") and the impact of exchange rate fluctuations.

Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are subject to annual impairment testing. We test our indefinite-lived intangible assets on an annual basis during the fourth quarter or when circumstances indicate the carrying value might be impaired.
Our trade names consist of Micromania, our video game business in France, which we acquired in 2008; and ThinkGeek, a collectibles retailer, which we acquired in 2015. As a result of an impairment test performed during fiscal 2019, we recognized an impairment charge of $2.3 million related to our ThinkGeek trade name.
As a result of impairment tests performed during fiscal 2018, we recognized impairment charges of $31.9 million and $5.3 million related to our Micromania trade name and ThinkGeek trade name, respectively. The impairment charges were primarily the result of increases in discount rate assumptions and downward revisions to our forecasted cash flows, consistent with those utilized in the valuation of our reporting units for goodwill impairment testing.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Simply Mac, which was sold in September 2019, maintained exclusive agreements with Apple to sell their products in Simply Mac branded stores. We previously maintained a dealer agreement intangible asset balance associated with our Simply Mac business, which was fully impaired by $11.0 million during fiscal 2017. The impairment of Simply Mac’s Apple dealer agreements was the result of projected financial performance no longer supporting its carrying value.
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
Other intangible assets include design portfolio and favorable leasehold interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition, which have been fully amortized. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value.
As of February 1, 2020, the total weighted-average amortization period for our finite-lived intangible assets was approximately 8.9 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2019, 2018 and 2017 was $5.4 million, $10.1 million and $13.4 million, respectively. The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Period	Projected Amortization Expense
Fiscal 2020	$3.9
Fiscal 2021	3.2
Fiscal 2022	2.8
Fiscal 2023	2.3
Fiscal 2024	1.7

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Income Taxes
The provision for income taxes from continuing operations consisted of the following (in millions):

	Fiscal Year
	2019	2018	2017
Current tax (benefit) expense:
Federal	$(25.3)	$45.0	$104.7
State	1.5	12.8	14.2
Foreign	(0.1)	38.5	28.5
	(23.9)	96.3	147.4
Deferred tax expense (benefit):
Federal	12.6	(36.0)	23.4
State	3.2	(4.0)	(1.3)
Foreign	45.7	(14.6)	(16.0)
	61.5	(54.6)	6.1
Total income tax expense	$37.6	$41.7	$153.5

The components of (loss) earnings from continuing operations before income taxes consisted of the following (in millions):

	Fiscal Year
	2019	2018	2017
United States	$(352.8)	$(543.4)	$310.7
International	(74.0)	(209.7)	73.2
Total	$(426.8)	$(753.1)	$383.9

The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations. Certain prior year rates have been reclassified to conform with current year presentation:

	Fiscal Year
	2019	2018	2017
Federal statutory tax rate(1)	21.0%	21.0%	33.7%
State income taxes, net of federal effect	(1.0)	(0.9)	3.0
Foreign income tax rate differential	(0.5)	2.8	(1.1)
Change in valuation allowance	(17.9)	—	(1.1)
Change in unrecognized tax benefits	3.4	0.2	(1.5)
Transition tax	—	3.0	2.7
Tax reform	—	—	8.3
Intercompany sale of intangible assets	—	—	(3.4)
Foreign tax credit	0.2	0.1	(2.5)
Withholding tax expense	(0.2)	(0.3)	2.3
Impairment of goodwill	(15.4)	(25.6)	0.1
Nondeductible interest	(0.1)	(4.2)	0.5
Simply Mac Loss on Sale	1.6	—	—
Other (including permanent differences)(2)	0.1	(1.6)	(1.0)
	(8.8)%	(5.5)%	40.0%
___________________

(1)	Per IRC Section 15, we have incorporated a statutory rate of 21.0% for our year end current provision ending February 1, 2020.

(2)
Other is comprised of numerous items, none of which is greater than 1.05% of loss before income taxes for fiscal 2019, 1.05% of loss before income taxes for fiscal 2018, and 1.69% of earnings before income taxes for fiscal 2017.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Under U.S. GAAP we are allowed to make an accounting policy choice to either: (1) treat taxes due on future global intangible low-taxed income ("GILTI") inclusions in U.S. taxable income as a current-period expense when incurred (the “period cost method”); or (2) factor in such amounts into our measurement of our deferred taxes (the “deferred method”). Our policy, as elected, is to account for GILTI as a period cost in the year the tax is incurred. Accordingly, no GILTI-related deferred amounts were recorded.
Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities which are presented in the table below (in millions).

	February 1, 2020	February 2, 2019
Deferred tax asset:
Inventory	$10.7	$14.7
Deferred rents	1.0	3.9
Operating lease liabilities	201.3	—
Stock-based compensation	1.7	1.8
Net operating losses	77.3	78.5
Customer liabilities	11.6	18.6
Property and equipment	3.5	11.3
Credits	27.9	18.2
Accrued compensation	9.6	12.1
Intangible assets	28.5	21.8
Goodwill	1.5	—
Other	22.4	13.1
Total deferred tax assets	397.0	194.0
Valuation allowance	(112.7)	(32.9)
Total deferred tax assets, net	284.3	161.1
Deferred tax liabilities:
Goodwill	—	(10.2)
Prepaid expenses	(3.3)	(3.6)
Operating lease right-of-use assets	(198.5)	—
Other	(0.2)	(0.1)
Total deferred tax liabilities	(202.0)	(13.9)
Net deferred tax assets	$82.3	$147.2
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$83.0	$147.3
Deferred income taxes - liabilities	$(0.7)	$(0.1)

During the year ended February 1, 2020, we increased our valuation allowance by approximately $79.8 million in various jurisdictions where realization of existing gross and or net deferred tax assets was determined to be less than more likely than not, primarily due to cumulative losses in those jurisdictions. The Company will continue to assess the realizability of its gross and net deferred tax assets in all tax jurisdictions within which we do business in future periods.
With respect to state and local jurisdictions and countries outside of the United States, we and our subsidiaries are typically subject to examination for three years to six years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.
In fiscal 2018, we settled a tax matter with the French Tax Administration (the “FTA”), where certain of our French subsidiaries had been under audit for fiscal years 2008 through 2015. The FTA had asserted our French subsidiaries were ineligible to claim certain tax deductions. As a result of the final settlement, which covers fiscal years 2008 through 2018, we recognized charges totaling $30.3 million in income tax expense during fiscal 2018.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As of February 1, 2020, we have approximately $25.8 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2019 through 2035 (primarily related to Puerto Rico), as well as $244.5 million of foreign NOL carryforwards that have no expiration date. In addition, we have approximately $19.5 million of foreign tax credit carryforwards that expire in years 2024 through 2027. We also have approximately $56.1 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2020 through 2035.
As of February 1, 2020, the gross amount of unrecognized tax benefits was approximately $6.5 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $5.5 million, exclusive of any benefits related to interest and penalties. A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	Fiscal Year
	2019	2018	2017
Beginning balance of unrecognized tax benefits	$22.5	$24.9	$42.1
Increases related to current period tax positions	0.4	1.1	1.0
Increases related to prior period tax positions	1.6	35.5	11.2
Decreases related to prior period tax positions	(10.2)	—	—
Reductions as a result of a lapse of the applicable statute of limitations	(4.3)	(0.6)	(1.3)
Reductions as a result of settlements with taxing authorities	(3.5)	(38.4)	(28.1)
Ending balance of unrecognized tax benefits	$6.5	$22.5	$24.9

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of February 1, 2020, February 2, 2019 and February 3, 2018, we had approximately $2.8 million, $5.4 million and $6.9 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $2.6 million of benefit, $1.5 million of benefit and $0.3 million of expense were recognized through income tax expense in fiscal 2019, 2018 and 2017. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty, and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 1, 2020.
Prior to enactment of H.R. 1, formerly known as the Tax Cuts and Jobs Act of 2017 (the “Tax Act”), the Company asserted that all unremitted earnings of its foreign subsidiaries were considered indefinitely reinvested. As a result of the Tax Act, the Company reported and paid U.S. tax on the majority of its previously unremitted foreign earnings. As of February 1, 2020, the Company continues to be indefinitely reinvested with respect to investments in its foreign subsidiaries. Additionally, the Company has not recorded approximately $31.1 million of deferred tax liabilities associated with remaining unremitted earnings considered indefinitely reinvested, primarily associated with foreign withholding taxes that would be due upon remittance.
Cash Paid for Income Taxes
Cash paid for income taxes, net of refunds, is presented in the table below (in millions):

	Fiscal Year
	2019	2018	2017
Cash paid for income taxes	$66.8	$122.9	$168.3
Cash refunds received	(15.7)	(8.8)	(7.8)
Cash paid for income taxes, net	$51.1	$114.1	$160.5

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in millions):

	February 1, 2020	February 2, 2019
Customer-related liabilities	$233.4	$268.7
Deferred revenue	116.5	124.2
Employee benefits, compensation and related taxes	105.2	140.7
Checks and transfers yet to be presented for payment from zero balance cash accounts	38.0	82.7
Income and other taxes payable	34.8	72.7
Other accrued liabilities	89.6	91.0
Total accrued and other current liabilities	$617.5	$780.0

10.    Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	February 1, 2020	February 2, 2019
2019 Senior Notes principal amount	$—	$350.0
2021 Senior Notes principal amount	421.4	475.0
Less: Unamortized debt financing costs	(1.6)	(4.2)
	419.8	820.8
Less: Current portion	—	(349.2)
Long-term debt, net	$419.8	$471.6
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
During fiscal 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of February 1, 2020, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During fiscal 2019, we had no borrowings or repayments under our revolving credit facility. As of February 1, 2020, total availability under the Revolver was $270.3 million, with no outstanding borrowings and outstanding standby letters of credit of $7.3 million. During the first quarter of fiscal 2020, we borrowed $150 million on our Revolver. We are currently in compliance with the financial requirements of the Revolver.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of February 1, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $9.0 million.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash Paid for Interest
Cash paid for interest, net of interest income, is presented in the table below (in millions):

	Fiscal Year
	2019	2018	2017
Cash paid for interest	$43.5	$53.5	$53.4
Cash received for interest income	(9.2)	(3.8)	(0.9)
Cash paid for interest, net	$34.3	$49.7	$52.5

11.    Leases
Effective February 3, 2019, we adopted ASC 842, Leases (see Note 1, "Nature of Operations and Summary of Significant Accounting Policies—Leases"). Rent expense under operating leases was as follows (in millions):

Fiscal Year
2019
Operating lease cost	$342.6
Variable lease cost (1)	95.9
Total rent expense	$438.5

(1)	Variable lease cost includes percentage rentals and variable executory costs.
During fiscal 2019, we had cash outflows of $296.5 million associated with operating leases included in the measurement of our lease liabilities and we recognized $237.4 million of ROU assets that were obtained in exchange for operating lease obligations. In fiscal 2019, we recognized $1.8 million of store-level ROU asset impairment charges.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of February 1, 2020, were as follows:

	February 1, 2020
Weighted-average remaining lease term (years)	4.7	(1)
Weighted-average discount rate	4.1%

(1)
The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of February 1, 2020. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.

Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of February 1, 2020, are as follows (in millions):

Period	Operating Leases(1)
Fiscal Year 2020	$268.5
Fiscal Year 2021	184.8
Fiscal Year 2022	129.8
Fiscal Year 2023	93.0
Fiscal Year 2024	65.7
Thereafter	104.4
Total remaining lease payments	846.2
Less: Interest	(77.5)
Present value of lease liabilities(2)	$768.7

(1)	Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.

(2)	The present value of lease liabilities consist of $239.4 million classified as current portion of operating lease liabilities and $529.3 million classified as long-term operating lease liabilities.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, future minimum rentals, including reasonably assured options, as of February 2, 2019, are as follows (in millions):

Period
Fiscal 2019	$296.2
Fiscal 2020	208.7
Fiscal 2021	149.1
Fiscal 2022	105.4
Fiscal 2023	71.4
Thereafter	116.2
$947.0

12.     Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to international store leases and other commercial commitments totaling $24.6 million and $24.1 million as of February 1, 2020 and February 2, 2019, respectively.
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
Share Repurchase Activity. On March 4, 2019, our Board of Directors approved a new share repurchase authorization allowing our management to repurchase up to $300.0 million of our Class A Common Stock with no expiration date.
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
In addition to the equity tender offer described above, during the second half of fiscal 2019, we executed a series of open market repurchases for an aggregate of 26.1 million shares of our Class A common stock totaling $135.8 million, including fees and commissions. These repurchased shares were immediately retired.
In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A common stock, totaling $198.7 million, including fees and commissions, for an average price of $5.19 per share. We did not repurchase shares during fiscal 2018 or fiscal 2017. As of February 1, 2020, we had $101.3 million remaining under the repurchase authorization.
Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional paid-in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings.
Dividends. We paid $0.38, $1.52 and $1.52 per share in dividends in fiscal 2019, 2018 and 2017, respectively. On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share-Based Compensation
In June 2019, the GameStop Corp. 2019 Incentive Plan (the “2019 Plan”) was adopted and replaced the Amended and Restated GameStop Corp. 2011 Incentive Plan (the “2011 Plan”). Our principal reason for implementing the 2019 Plan was to obtain stockholder approval of additional shares for future share-based awards. The 2019 Plan provides for the grant of equity awards to officers, employees, consultants, advisors and directors of the Company. Awards under the 2019 Plan may take the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, or any combination of the foregoing. The 2019 Plan allows for 6,500,000 shares of Company common stock, plus any shares subject to 2011 Plan awards that expire, are forfeited, canceled or terminated after the adoption of the 2019 Plan. No awards were granted under the 2011 Plan after the adoption of the 2019 Plan.
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the employee forfeiture rate, and use historical volatility when estimating the stock price volatility. There were no options granted during fiscal 2019, 2018 and 2017. As of February 1, 2020, outstanding and exercisable options had a range of exercise prices from $20.32 to $38.52, with a weighted-average remaining term of 2.55 years.
A summary of our stock option activity during fiscal 2019 is presented below:

	Options	Weighted- Average Exercise Price
Balance, February 2, 2019	599,255	$28.81
Expired	(412,320)	$29.47
Balance, February 1, 2020	186,935	$27.36

There were no options exercised during fiscal 2019 and 2018. There was no intrinsic value of both options exercisable and options outstanding as of February 1, 2020. The total intrinsic value of options exercised during fiscal 2017 was $0.1 million.
The fair value of each option was recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. There was no compensation expense during fiscal 2019 or fiscal 2018 related to options. During fiscal 2017, we included compensation expense relating to the grant of options in the amount of $0.1 million, in selling, general and administrative expenses. As of February 1, 2020, there was no unrecognized compensation expense related to our stock options.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our restricted stock awards activity during fiscal 2019:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 2, 2019	807,028	$18.30	287,307	$20.33
Granted	2,398,748	$8.05	1,199,042	$7.95
Vested	(479,405)	$18.69	—	$—
Forfeited	(663,960)	$10.62	(351,345)	$16.70
Nonvested shares at February 1, 2020	2,062,411	$8.76	1,135,004	$8.37

In fiscal 2018 and 2017, we granted 969,043 and 596,412 shares, respectively, of time-based restricted stock with weighted-average grant date fair values of $15.67 and $24.94, respectively. We also granted 257,667 and 287,670 shares, respectively, of performance-based restricted stock with weighted-average grant date fair values of $15.80 and $25.28, respectively.
During fiscal 2019, 2018 and 2017, we included compensation expense relating to the grants of restricted shares in the amounts of $8.9 million, $10.7 million and $25.5 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of February 1, 2020, there was $11.2 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 2.0 years.

The total income tax expense (benefit), inclusive of excess tax deficiencies, associated with stock-based compensation was $1.2 million, $4.1 million and $4.2 million for fiscal 2019, 2018 and 2017, respectively. The total fair value of restricted stock awards vested, as of their respective vesting dates, was $4.6 million, $16.2 million, and $12.5 million during fiscal 2019, 2018 and 2017.
14.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. We have certain undistributed stock awards that participate in dividends on a nonforfeitable basis, however, their impact on earnings per share under the two-class method is negligible.
A reconciliation of shares used in calculating basic and diluted net income per common share is as follows (in millions, except per share data):

	Fiscal Year
	2019	2018	2017
Weighted-average common shares outstanding	87.5	102.1	101.4
Dilutive effect of stock options and restricted stock awards	—	—	0.1
Weighted-average diluted common shares	87.5	102.1	101.5

Anti-dilutive stock options and restricted stock awards	2.1	1.7	2.0

15.    Employees' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. employees who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows employees to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the employees’ contributions. Our contributions to the Savings Plan during fiscal 2019, 2018 and 2017, were $6.0 million, $6.1 million and $5.9 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identify segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; Simply Mac, which we sold in September 2019; and Kongregate, a web and mobile gaming platform which we sold in July 2017. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2019, 2018 and 2017. Information on total assets by segment is not disclosed as such information is not used by our chief operating decision maker to evaluate segment performance or to allocate resources and capital. Segment information for fiscal 2019, 2018 and 2017 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 1, 2020
Net sales	$4,497.7	$344.2	$525.4	$1,098.7	$6,466.0
Operating (loss) earnings	(343.9)	(14.9)	9.4	(50.2)	(399.6)
Depreciation and amortization	57.8	3.8	8.9	24.7	95.2
Goodwill impairments	363.9	—	—	—	363.9
Asset impairments	12.8	0.4	0.2	8.3	21.7
Capital expenditures	56.8	4.2	4.5	13.0	78.5
Property and equipment, net	164.9	17.0	32.5	61.5	275.9

As of and for the Fiscal Year Ended February 2, 2019
Net sales	$5,800.2	$434.5	$645.4	$1,405.2	$8,285.3
Operating loss	(533.9)	(19.3)	(46.5)	(102.3)	(702.0)
Depreciation and amortization	67.1	3.7	9.8	25.0	105.6
Goodwill impairments	795.6	28.8	66.4	79.9	970.7
Asset impairments	12.5	—	0.2	32.5	45.2
Capital expenditures	51.5	4.4	10.5	19.8	86.2
Property and equipment, net	188.7	17.1	40.6	74.9	321.3

As of and for the Fiscal Year Ended February 3, 2018
Net sales	$5,876.0	$434.9	$702.2	$1,534.0	$8,547.1
Operating earnings	332.8	18.5	34.9	53.0	439.2
Depreciation and amortization	81.6	3.9	10.4	26.4	122.3
Asset impairments	12.3	—	0.3	1.2	13.8
Capital expenditures	61.5	4.3	10.1	15.3	91.2
Property and equipment, net	207.6	17.4	44.2	81.8	351.0

A reconciliation of the total capital expenditures of our reportable segments to the total capital expenditures presented in our consolidated statement of cash flows is as follows (in millions):

	Fiscal Year
	2019	2018	2017
Total segment capital expenditures	$78.5	$86.2	$91.2
Discontinued operations	—	7.5	22.2
Total capital expenditures	$78.5	$93.7	$113.4

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended February 1, 2020 and February 2, 2019 (in millions, except per share amounts). The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2019				Fiscal Year 2018
	1st Quarter	2nd Quarter(2)	3rd Quarter(2)	4th Quarter(2)	1st Quarter	2nd Quarter	3rd Quarter(2)	4th Quarter(2)
Net sales(1)	$1,547.7	$1,285.7	$1,438.5	$2,194.1	$1,785.8	$1,501.1	$1,935.4	$3,063.0
Gross profit(1)	471.2	399.1	441.1	597.3	531.1	470.0	558.2	748.8
Operating earnings (loss)(1)	17.5	(446.7)	(45.6)	75.2	46.5	1.5	(517.9)	(232.1)
Net income (loss) from continuing operations	7.5	(413.6)	(83.2)	24.9	20.4	(39.8)	(506.9)	(268.5)
(Loss) income from discontinued operations, net of tax	(0.7)	(1.7)	(0.2)	(3.9)	7.8	14.9	18.3	80.8
Net income (loss)	6.8	(415.3)	(83.4)	21.0	28.2	(24.9)	(488.6)	(187.7)
Basic earnings (loss) per share:(3) (4)
Continuing operations	$0.07	$(4.14)	$(1.01)	$0.38	$0.20	$(0.39)	$(4.96)	$(2.63)
Discontinued operations	(0.01)	(0.02)	—	(0.06)	0.08	0.15	0.18	0.79
Basic earnings (loss) per share	$0.07	$(4.15)	$(1.02)	$0.32	$0.28	$(0.24)	$(4.78)	$(1.84)
Diluted earnings (loss) per share:(3) (4)
Continuing operations	$0.07	$(4.14)	$(1.01)	$0.38	$0.20	$(0.39)	$(4.96)	$(2.63)
Discontinued operations	(0.01)	(0.02)	—	(0.06)	0.08	0.15	0.18	0.79
Diluted earnings (loss) per share	$0.07	$(4.15)	$(1.02)	$0.32	$0.28	$(0.24)	$(4.78)	$(1.84)
Dividend declared per common share	$0.38	$—	$—	$—	$0.38	$0.38	$0.38	$0.38
___________________

(1)
Net sales, gross profit and operating earnings (loss) differ from the amounts previously reported in our Quarterly Reports on Form 10-Q in fiscal year 2018 as a result of our former Spring Mobile business being classified as discontinued operations for all periods presented. See Note 2, "Discontinued Operations and Dispositions," for additional information.

(2)
The results of operations in fiscal 2019 include goodwill impairment charges for the second quarter totaling $363.9 million on a pre-tax basis and asset impairment charges for the third and fourth quarters totaling $11.3 million and $10.4 million, respectively, on a pre-tax basis. The results of operations for the third and fourth quarters of fiscal 2018 include goodwill and asset impairment charges totaling $587.5 million and $428.4 million, respectively, on a pre-tax basis.

(3)	The sum of the quarters may not necessarily be equal to the full year (loss) earnings per common share amount.

(4)	The sum of earnings (loss) per share may not total to consolidated (loss) earnings per common share as amounts are calculated based on whole numbers.
18.    Subsequent Events
The near-term global economic conditions have been adversely impacted by the emergence of a novel coronavirus in China, identified as COVID-19, which continues to spread throughout the United States and other parts of the world. In March 2020, the World Health Organization declared the outbreak of COVID-19 as a pandemic. In an effort to mitigate the continued spread of the virus, governments have imposed quarantines, travel restrictions and similar measures. We have temporarily closed stores on a country-wide basis in Europe, primarily in Italy and France, as well as in Canada, which became effective in various points in March 2020. In the United States, effective March 22, 2020, we have temporarily closed all storefronts to customers but continue to process orders on a digital only basis, offering curbside pick-up at stores and e-commerce delivery only. As a result of these actions and restrictions, we expect a significant reduction in customer traffic and demand. We cannot reasonably estimate the negative impact of COVID-19 to our results of operations, cash flows or our financial condition.

EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

2.1
Equity Purchase Agreement, dated November 21, 2018, by and among Prime Communications, L.P., Prime Acquisition Company, Spring Communications Parent, Inc., Spring Communications Holding, Inc., and GameStop Corp.
		Current Report on Form 8-K	November 21, 2018

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Indenture, dated as of September 24, 2014, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary Guarantors and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	September 24, 2014

4.2	Form of 5.5% Senior Notes due 2019.	Current Report on Form 8-K	September 24, 2014

4.3	First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National.	Current Report on Form 8-K	March 9, 2016

4.4	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary.	Current Report on Form 8-K	March 9, 2016

4.5	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

4.6	Description of Securities	Filed herewith.

10.1*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.2*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.3*	Form of Long-Term Incentive Award Agreement.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.4*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Daniel A. DeMatteo.	Current Report on Form 8-K	May 13, 2013

10.5*	Amendment to Employment Agreement dated March 1, 2018 with Daniel A. DeMatteo.	Current Report on Form 8-K	March 6, 2018

10.6*	Amendment to Employment Agreement dated May 31, 2018 with Daniel A. DeMatteo.	Current Report on Form 8-K	June 4, 2018

10.7*	Executive Employment Agreement, dated as of May 10, 2013, between GameStop Corp. and Robert A. Lloyd.	Current Report on Form 8-K	May 13, 2013

10.8*	Amendment to Employment Agreement dated March 1, 2018 with Robert A. Lloyd.	Current Report on Form 8-K	March 6, 2018

10.9*	Amendment to Employment Agreement dated May 31, 2018 with Robert A. Lloyd.	Current Report on Form 8-K	June 4, 2018

10.10
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
		Current Report on Form 8-K	March 28, 2014

10.11	First Amendment to the Revolver, dated as of September 15, 2014, by and among GameStop Corp., the Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 16, 2014

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.12
Second Amendment to the Revolver, dated as of November 20, 2017, by and among GameStop Corp., the Borrowers, party thereto, the Lenders party thereto and Bank of America, N.A., (the “Amended Revolver”).
		Current Report on Form 8-K	November 21, 2017

10.13	Third Amendment to Second Amended and Restated Credit Agreement.	Current Report on Form 8-K	December 12, 2018

10.14	Third Amended and Restated Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.15	Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.16	First Amendment to Second Amended and Restated Patent and Trademark Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.17	Second Amended and Restated Pledge Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.18*	Executive Employment Agreement, dated as of May 13, 2013, between GameStop Corp. and Troy W. Crawford.	Annual Report on Form 10-K for the fiscal year ended January 30, 2015	March 28, 2016

10.19*	Amendment to Employment Agreement dated May 31, 2018 with Troy W. Crawford.	Current Report on Form 8-K	June 4, 2018

10.20*	Executive Employment Agreement, dated as of October 1, 2012, between GameStop Corp. and Daniel J. Kaufman, as amended through March 1, 2018.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.21*	Amendment to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman.	Current Report on Form 8-K	June 4, 2018

10.22*	Amended and Restated Retirement Policy.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.23*	GameStop Corp. Executive Life Insurance Plan.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.24*	Split Dollar Agreement, dated as of October 25, 2012, between GameStop Corp. and Daniel J. Kaufman.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.25*	Retention Agreement with Daniel J. Kaufman.	Current Report on Form 8-K	June 4, 2018

10.26*	Compensation Letter Agreement with Daniel A. DeMatteo dated December 18, 2017.	Current Report on Form 8-K	December 21, 2017

10.27*	Employment Agreement between George Sherman and the Company dated March 21, 2019	Current Report on Form 8-K	March 21, 2019

10.28*	Amendment dated May 8, 2019 to Employment Agreement dated May 31, 2018 with Daniel J. Kaufman	Current Report on Form 8-K	May 10, 2019

10.29*	Employment Agreement between James A. Bell and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.30*	Employment Agreement between Chris R. Homeister and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.31*	Employment Agreement between Frank M. Hamlin and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.32
Cooperation Agreement, dated as of March 29, 2019, by and among Permit Capital Enterprise Fund, L.P., Permit Capital, LLC, Permit Capital GP, L.P., John C. Broderick, Hestia Capital Partners LP, Hestia Capital Management, LLC, Kurtis J. Wolf and GameStop Corp.
		Current Report on Form 8-K	April 1, 2019

10.33*	Letter Agreement between Bernard R. Colpitts, Jr. and GameStop Corp. executed October 14, 2019	Current Report on Form 8-K	October 16, 2019

10.34*	Amendment to Employment Agreement dated September 20, 2019 with Daniel A. DeMatteo	Current Report on Form 8-K	October 1, 2019

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

10.35	2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

21.1	Subsidiaries.	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
* This exhibit is a management or compensatory contract.