Form 10-Q
period 2020-05-02
GameStop Corp.
filed 2020-06-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 2, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 2, 2020: 64,758,910

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	May 2, 2020	May 4, 2019	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$570.3	$543.2	$499.4
Receivables, net	86.7	126.0	141.9
Merchandise inventories, net	654.7	1,149.1	859.7
Prepaid expenses and other current assets	99.1	101.8	120.9
Assets held for sale	9.1	—	11.8
Total current assets	1,419.9	1,920.1	1,633.7
Property and equipment, net	256.3	313.3	275.9
Operating lease right-of-use assets	706.2	807.0	767.0
Deferred income taxes	29.2	147.3	83.0
Goodwill	—	363.9	—
Other noncurrent assets	57.4	81.7	60.1
Total assets	$2,469.0	$3,633.3	$2,819.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$212.1	$458.4	$380.8
Accrued liabilities and other current liabilities	506.0	588.9	617.5
Current portion of operating lease liabilities	249.4	250.0	239.4
Current portion of long-term debt, net	417.2	—	—
Borrowings under revolving line of credit	135.0	—	—
Total current liabilities	1,519.7	1,297.3	1,237.7
Long-term debt, net	—	468.9	419.8
Operating lease liabilities	493.9	552.6	529.3
Other long-term liabilities	20.4	22.8	21.4
Total liabilities	2,034.0	2,341.6	2,208.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 64.6, 102.3 and 64.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	1.3	29.0	—
Accumulated other comprehensive loss	(90.9)	(68.2)	(78.8)
Retained earnings	524.5	1,330.8	690.2
Total stockholders’ equity	435.0	1,291.7	611.5
Total liabilities and stockholders’ equity	$2,469.0	$3,633.3	$2,819.7

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net sales	$1,021.0	$1,547.7
Cost of sales	738.6	1,076.5
Gross profit	282.4	471.2
Selling, general and administrative expenses	386.5	453.7
Asset impairments	3.9	—
Operating (loss) earnings	(108.0)	17.5
Interest income	(0.9)	(5.3)
Interest expense	7.6	13.0
(Loss) income from continuing operations before income taxes	(114.7)	9.8
Income tax expense	50.4	2.3
Net (loss) income from continuing operations	(165.1)	7.5
Loss from discontinued operations, net of tax	(0.6)	(0.7)
Net (loss) income	$(165.7)	$6.8

Basic (loss) earnings per share:
Continuing operations	$(2.56)	$0.07
Discontinued operations	(0.01)	(0.01)
Basic (loss) earnings per share	$(2.57)	$0.07

Diluted (loss) earnings per share:
Continuing operations	$(2.56)	$0.07
Discontinued operations	(0.01)	(0.01)
Diluted (loss) earnings per share	$(2.57)	$0.07

Weighted-average shares outstanding:
Basic	64.5	102.4
Diluted	64.5	102.5

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Net (loss) income	$(165.7)	$6.8
Other comprehensive loss:
Foreign currency translation adjustment	(12.1)	(13.9)
Total comprehensive loss	$(177.8)	$(7.1)

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	$0.1	$29.0	$(68.2)	$1,330.8	$1,291.7

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Cash flows from operating activities:
Net (loss) income	$(165.7)	$6.8
Adjustments to reconcile net (loss) income to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	21.5	23.3
Asset impairments	3.9	—
Stock-based compensation expense	1.8	1.9
Deferred income taxes	45.4	—
Loss on disposal of property and equipment	0.3	0.7
Other	0.5	1.2
Changes in operating assets and liabilities:
Receivables, net	54.4	6.9
Merchandise inventories	196.0	89.4
Prepaid expenses and other current assets	5.8	3.8
Prepaid income taxes and income taxes payable	22.3	(1.0)
Accounts payable and accrued liabilities	(274.1)	(787.0)
Operating lease right-of-use assets and lease liabilities	38.8	(11.0)
Changes in other long-term liabilities	(0.2)	—
Net cash flows used in operating activities	(49.3)	(665.0)
Cash flows from investing activities:
Purchase of property and equipment	(6.6)	(18.6)
Other	0.5	(0.1)
Net cash flows used in investing activities	(6.1)	(18.7)
Cash flows from financing activities:
Dividends paid	(0.3)	(40.3)
Borrowings from the revolver	150.0	—
Repayments of revolver borrowings	(15.0)	—
Repayments of senior notes	(2.3)	(353.1)
Settlement of stock-based awards	(0.5)	(0.6)
Net cash flows provided by (used in) financing activities	131.9	(394.0)
Exchange rate effect on cash and cash equivalents and restricted cash	(6.1)	(6.4)
Increase (decrease) in cash and cash equivalents and restricted cash	70.4	(1,084.1)
Cash and cash equivalents and restricted cash at beginning of period	513.5	1,640.5
Cash and cash equivalents and restricted cash at end of period	$583.9	$556.4

See accompanying condensed notes to unaudited consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. GameStop operates over 5,300 stores across 14 countries. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these unaudited condensed financial statements refers to continuing operations unless otherwise noted.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended February 1, 2020, as filed with the Securities and Exchange Commission on March 27, 2020, (the “2019 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, and changes in the estimates and assumptions used by us could have a significant impact on our financial results. Actual results could differ from those estimates. Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 2, 2020 are not indicative of the results to be expected for the 52 weeks ending January 30, 2021 ("fiscal 2020").
Reclassifications
We have made certain classifications in our consolidated statements of cash flows in order to conform to the current year presentation. The provision for inventory reserves of $16.3 million for the 13 weeks ended May 4, 2019 has been reclassified to changes in merchandise inventories. Certain changes in customer liabilities, primarily associated with loyalty point redemptions and gift card breakage, of $4.8 million for the 13 weeks ended May 4, 2019 has also been reclassified from other to changes in accounts payable and accrued liabilities. Additionally, in our consolidated statements of operations, depreciation and amortization of $23.1 million for the 13 weeks ended May 4, 2019 has been reclassified to selling, general and administrative expenses to conform to the current year presentation.
Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within our 2019 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $13.6 million, $13.2 million and $14.1 million as of May 2, 2020, May 4, 2019 and February 1, 2020, respectively, consists primarily of bank deposits serving as collateral for bank guarantees issued on behalf of our foreign subsidiaries and is included in other noncurrent assets in our unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	May 2, 2020	May 4, 2019	February 1, 2020
Cash and cash equivalents	$570.3	$543.2	$499.4
Restricted cash (included in prepaid expenses and other current assets)	—	—	0.3
Restricted cash (included in other noncurrent assets)	13.6	13.2	13.8
Total cash and cash equivalents and restricted cash in the statements of cash flows	$583.9	$556.4	$513.5
Assets Held for Sale
As of May 2, 2020, we classified our corporate aircraft as assets held for sale, which had an estimated fair value, less costs to sell, of $9.1 million. The reduction in fair value from $11.8 million as of February 1, 2020 was partially attributable to recent economic impacts associated with the COVID-19 pandemic. Our corporate aircraft was sold on June 5, 2020 for $8.6 million, net of costs to sell.
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,172.4 million, $1,247.9 million and $1,190.1 million as of May 2, 2020, May 4, 2019 and February 1, 2020, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. We recorded impairment losses totaling $0.7 million during the first quarter of fiscal 2020.
Discontinued Operations
During the fourth quarter of fiscal 2018, we divested of our Spring Mobile business. The historic results of Spring Mobile are presented as discontinued operations, which primarily consist of residual wind-down costs for all periods presented. The net loss from discontinued operations for the first quarter of fiscal 2020 and 2019 consisted of $0.8 million and $0.8 million in selling, general and administrative expenses, respectively and $0.2 million and $0.1 million in income tax benefit, respectively.
Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through the issuance of additional related ASUs. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected with the recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. We adopted this new standard, effective February 2, 2020, using the modified-retrospective approach. The adoption of this standard did not have a material impact on our consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. We are currently evaluating the impact that ASU 2019-12 will have on our consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for our revolving line of credit, which uses LIBOR as a reference rate. The provisions of ASU 2020-04 are effective as of March 12, 2020 and may be adopted prospectively through December 31, 2022. We are currently evaluating the impact that ASU 2020-04 will have on our consolidated financial statements.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
2. COVID-19 Impacts
The near-term macroeconomic conditions have been adversely impacted by the emergence of a novel coronavirus, identified as COVID-19, which was declared a global pandemic by the World Health Organization in March 2020. In efforts to mitigate the continued spread of the virus, numerous governments in geographies where we operate have imposed quarantines, stay-at-home orders, travel restrictions and other similar measures in attempts to limit physical human interaction, often referred to as social distancing. To comply with these measures, we temporarily closed stores in Europe as well as in Canada and New Zealand, which became effective during March 2020. In the United States, effective March 22, 2020, all storefronts were temporarily closed to customers, however, in many of our stores, we continued to process orders offering curbside pick-up, ship from store and e-commerce delivery options. The store locations in Australia have remained opened to the general public and have not been negatively impacted by the COVID-19 restrictions as our other segments and New Zealand.
Impact on Operating Results and Asset Recoverability
In addition to our revenues and operating income for the 13 weeks ended May 2, 2020 being adversely impacted, we currently believe that these impacts could continue through the majority of our second fiscal quarter ending August 1, 2020. While the gaming industry has not been as severely impacted as certain other consumer businesses, we have taken proactive measures to align inventory purchases with demand, reduce discretionary spending and institute temporary pay reductions to partially offset the impact of the store closures. The aggregation of these events caused a review for potential impairments of long-lived assets, primarily consisting of store-level property and equipment and right-of-use assets under existing operating leases. As a result of this asset impairment analysis, we recognized impairment charges for 76 stores for a total of $1.2 million. In addition, the fair value of our corporate aircraft, which was classified as held for sale during the period, was reduced from $11.8 million as of February 1, 2020 to $9.1 million as of May 2, 2020, which was partially attributable to the current economic impacts associated with the COVID-19 pandemic.
Additionally, we assessed the likelihood of realizing the benefits of our deferred tax assets. We estimate our deferred tax assets using several factors, including the weight of available evidence, which includes cumulative book losses recognized in certain jurisdictions, and projections of future taxable income in those jurisdictions. While our view of our longer-term operating outlook has not been significantly impacted by COVID-19, our ability to recover these deferred tax assets depends on several factors, including our results of operations, in both the short-term and long-term. As a result of this analysis, we recorded a valuation allowance primarily associated with U.S. deferred tax assets of $53.0 million. See Note 10, “Income Taxes" for further information.
We also evaluated our existing short-term assets, particularly accounts receivable and inventory.
Accounts receivable are mainly comprised of bankcard receivables and vendor allowances. Given the nature of these receivables and the credit worthiness of the payee, the COVID-19 pandemic did not significantly impact the estimates of allowances for doubtful accounts.
Merchandise inventories are carried at the lower of cost or market generally using the average cost method. We are required to record valuation adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. As we believe our store closures are temporary and given the nature of our products, the COVID-19 pandemic did not significantly impact our estimates of inventory valuation. During the 13 weeks ended May 2, 2020, we recorded $13.5 million related to the provision for inventory reserves and obsolescence compared to $9.6 million in the prior year period.
Liquidity and Other Impacts
As of May 2, 2020, we had $570.3 million of cash and cash equivalents. We also have availability under our revolving credit facility that provides us additional liquidity throughout the course of the year to fund our operations. As mentioned above, we have taken actions to align expenses and inventory levels given the impacts of the current operating environment and have projected we will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations. Additionally, on June 5, 2020, we announced an exchange offer for our existing Senior Notes, due in March 2021. See Note 11, "Subsequent Events," for further details on the exchange offer and related impacts to our scheduled debt maturities.
During the 13 weeks ended May 2, 2020, we received an immaterial amount of COVID-19-related rent concessions. We are continuing to evaluate our accounting treatment of these concessions. While negotiations are ongoing with landlords in various markets in seeking commercially reasonable lease concessions given the current environment, there have not yet been material confirmed concessions for the remainder of the year.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer payroll tax payments. Based on a preliminary evaluation of the CARES Act, the Company qualifies for the deferral of payroll and other tax payments and is continuing to evaluate certain employer payroll tax credits.
The COVID-19 pandemic remains a rapidly evolving situation. We will have to comply with all health and safety measures required to resume full operations and ensure the safety of our associates and customers. Additionally, the continuation of the outbreak may cause prolonged periods of store closures and modified operating schedules and may result in changes in customer behaviors, including a potential reduction in consumer discretionary spending. This may lead to increased asset recovery and valuation risks. Further, the uncertainties in the global economy could impact the financial viability of our suppliers which may interrupt our supply chain and require other changes to our operations.
Although the extent and duration of the impact of the COVID-19 pandemic on our business and operations and the overall impact to our customers remains uncertain, the continued spread of COVID-19 and the imposition of related public health measures and restrictions may materially adversely impact our business, financial condition, results of operations and cash flows.
3. Revenue
At the end of fiscal 2019, we revised the categories of our similar products, as presented below, to better align with management's view of the business. Prior periods have been reclassified to conform to the current period presentation. Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Hardware and accessories (1)	$513.1	$656.5
Software (2)	417.0	733.1
Collectibles	90.9	158.1
Total	$1,021.0	$1,547.7
__________________________________________________
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
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer magazine. Revenues do not include sales tax or other taxes collected from customers. We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, "unredeemed customer liabilities"), extended warranties and subscriptions to our Game Informer magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of May 2, 2020 and May 4, 2019, our unredeemed customer liabilities totaled $209.7 million and $237.4 million, respectively.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of May 2, 2020 and May 4, 2019, our deferred revenue liability related to extended warranties totaled $60.1 million and $68.9 million, respectively.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of our customers’ subscriptions is for 12 monthly issues. As of May 2, 2020 and May 4, 2019, we had deferred revenue of $34.8 million and $43.9 million, respectively, associated with our Game Informer magazine.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Significant Judgments and Estimates
We accrue PowerUp Rewards loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by our loyalty program members for products that we offer. The estimated retail price per point is based on the actual historical retail prices of product(s) purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rate.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

	May 2, 2020	May 4, 2019
Contract liability beginning balance	$339.2	$376.9
Increase to contract liabilities (1)	151.5	215.2
Decrease to contract liabilities (2)	(184.5)	(239.9)
Other adjustments (3)	(1.6)	(2.0)
Contract liability ending balance	$304.6	$350.2
__________________________________________________
(1) Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.
(2) Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 13 weeks ended May 2, 2020, there were $21.2 million of gift cards redeemed that were outstanding as of February 1, 2020. During the 13 weeks ended May 4, 2019, there were $28.3 million of gift cards redeemed that were outstanding as of February 2, 2019.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Our assets and liabilities measured at fair value on a recurring basis as of May 2, 2020, May 4, 2019 and February 1, 2020, utilize Level 2 inputs and include the following (in millions):

	May 2, 2020	May 4, 2019	February 1, 2020
Assets
Foreign currency contracts(1)	$2.4	$3.5	$1.4
Company-owned life insurance(2)	3.6	15.1	4.1
Total assets	$6.0	$18.6	$5.5
Liabilities
Foreign currency contracts(3)	$1.1	$2.0	$0.3
Nonqualified deferred compensation(3)	0.9	1.2	1.0
Total liabilities	$2.0	$3.2	$1.3
__________________________________________________
(1)  Recognized in prepaid expenses and other current assets in our unaudited condensed consolidated balance sheets.
(2) Recognized in other non-current assets in our unaudited condensed consolidated balance sheets.
(3) Recognized in accrued liabilities and other current liabilities in our unaudited condensed consolidated balance sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $213.9 million, $259.7 million and $144.6 million as of May 2, 2020, May 4, 2019 and February 1, 2020, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Gains on the changes in fair value of derivative instruments	$2.4	$2.4
Losses on the re-measurement of related intercompany loans denominated in foreign currencies	(2.1)	(2.4)
Net gains	$0.3	$—
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
During the 13 weeks ended May 2, 2020, we recognized impairment charges totaling $1.2 million associated with store-level assets, to reflect their fair values of zero. For further details regarding these store-level impairments, see Note 2, "COVID-19 Impacts." During the 13 weeks ended May 2, 2020, we also recognized impairment charges of $2.7 million related to our corporate aircraft to reflect its fair value of $9.1 million. Our corporate aircraft is classified as assets held for sale in our consolidated balance sheet as of May 2, 2020. We did not record any impairment charges related to assets measured at fair value on a nonrecurring basis during the 13 weeks ended May 4, 2019.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of May 2, 2020 our unsecured 6.75% senior notes due in 2021 had a net carrying value of $417.2 million and a fair value of $330.5 million. The fair value of our 6.75% senior notes was determined based on observable inputs (Level 2), including quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, adjusted to reflect the spreads of benchmark bonds, credit risk and certain other variables.
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
Effective February 3, 2019, we adopted ASC 842, Leases. Under ASC 842, fixed payments associated with our operating leases are included in operating lease right-of-use ("ROU") assets and both current and noncurrent operating lease liabilities on the balance sheet. We determine if an arrangement is considered a lease at inception. We recognize ROU assets, on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, we utilize our incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of our credit rating, country risk, corporate bond yields, the effect of collateralization, as well as comparison to our borrowing rates. For our real estate leases, we do not separate the components of a contract, thus our future payments include minimum rent payments and fixed executory costs. For our non-real estate leases, future payments include only fixed minimum rent payments. We record the amortization of our ROU assets and the accretion of our lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms we are reasonably certain to exercise. We recognize our cash or lease incentives as a reduction to the ROU asset. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.
Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Operating lease cost	$81.4	$86.2
Variable lease cost (1)	20.9	24.3
Total rent expense	$102.3	$110.5
_____________________________________________
(1) Variable lease cost primarily includes percentage rentals and variable executory costs.
During the 13 weeks ended May 2, 2020 and May 4, 2019, we had cash outflows of $31.5 million and $84.3 million, respectively, associated with operating leases. Refer to Note 2, "COVID-19 Impacts" as it pertains to impacts of rent obligations due to COVID-19. We recognized $10.3 million and $38.6 million, respectively, of ROU assets that were obtained in exchange for operating lease obligations. During the 13 weeks ended May 2, 2020, we recognized $0.5 million of store-level ROU asset impairment charges. We did not record any impairment charges related to ROU assets during the 13 weeks ended May 4, 2019.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of May 2, 2020, May 4, 2019, and February 1, 2020, were as follows:

	May 2, 2020	May 4, 2019	February 1, 2020
Weighted-average remaining lease term (years)(1)	4.6	4.6	4.7
Weighted-average discount rate	4.2%	4.6%	4.1%
_____________________________________________
(1) The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of May 2, 2020, May 4, 2019 and February 1, 2020. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of May 2, 2020, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2020, as of May 2, 2020	$238.8
Fiscal Year 2021	186.7
Fiscal Year 2022	130.6
Fiscal Year 2023	93.3
Fiscal Year 2024	66.0
Thereafter	105.0
Total remaining lease payments	820.4
Less: Interest	(77.1)
Present value of lease liabilities (2)	$743.3
_______________________________________________________________
(1) Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2) The present value of lease liabilities consist of $249.4 million classified as current portion of operating lease liabilities and $493.9 million classified as long-term operating lease liabilities.
6. Debt
Senior Notes
The carrying value of our long-term debt is comprised as follows (in millions):

	May 2, 2020	May 4, 2019	February 1, 2020
2021 Senior Notes principal amount	$418.4	$471.9	$421.4
Less: Unamortized debt financing costs	(1.2)	(3.0)	(1.6)
	$417.2	$468.9	$419.8
Less: Current portion	(417.2)	—	—
Long-term debt, net	$—	$468.9	$419.8
2021 Senior Notes. In March 2016, we issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. We incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. The 2021 Senior Notes were sold in a private placement and are not registered under the Securities Act of 1933 (the "Securities Act"). The 2021 Senior Notes were offered in the United States to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act. In June 2020, we initiated the exchange offer for the 2021 Senior Notes with different terms, maturity, and covenants than those existing in the 2021 Senior Notes. For details related to the exchange offer, see Note 11, "Subsequent Events."
During the 13 weeks ended May 2, 2020, we repurchased $3.0 million of our 2021 Senior Notes in open market transactions at prices ranging from 71.5% to 78.9% of par value, of which $0.5 million were retired as of May 2, 2020, with the remaining $2.5 million retired as of May 21, 2020. Additionally, subsequent to the 13 weeks ended May 2, 2020, we repurchased $3.8 million of our 2021 Senior Notes in open market transactions through May 8, 2020, which were retired as of May 21, 2020. During the 13 weeks ended May 4, 2019, we repurchased $3.1 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.0% of par value.
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

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the period between July 15 and October 15 of each year. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 20%, or is projected to be within six months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0 (the "Availability Reduction").
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
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2020, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by us or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting us or our subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 13 weeks ended May 2, 2020, we borrowed $150.0 million and repaid $15.0 million under our revolving credit facility. As of May 2, 2020, total availability under the Revolver after giving effect to the Availability Reduction was $4.8 million, with outstanding borrowings of $135.0 million and outstanding standby letters of credit of $7.3 million. We are currently in compliance with the financial requirements of the Revolver. Subsequent to the 13 weeks ended May 2, 2020 we repaid an additional $35.0 million under our revolving credit facility, bringing our outstanding borrowings down to $100.0 million as of June 3, 2020.
Luxembourg Line of Credit
In September 2007, our Luxembourg subsidiary entered into a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.1 million.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
Commitments
During the 13 weeks ended May 2, 2020, there were no material changes to our commitments as disclosed in our 2019 Annual Report on Form 10-K.
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
A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions):

	13 Weeks Ended
	May 2, 2020	May 4, 2019
Weighted-average common shares outstanding	64.5	102.4
Dilutive effect of stock options and restricted stock awards	—	0.1
Weighted-average diluted common shares outstanding	64.5	102.5

Anti-dilutive stock options and restricted stock awards	1.9	0.8

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
9. Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identify segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac, which was sold in September 2019. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended May 2, 2020 and May 4, 2019.
Segment information for the 13 weeks ended May 2, 2020 and May 4, 2019 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended May 2, 2020
Net sales	$760.6	$39.7	$113.7	$107.0	$1,021.0
Operating loss	(51.1)	(9.4)	(0.5)	(47.0)	(108.0)
13 weeks ended May 4, 2019
Net sales	$1,143.2	$72.6	$101.6	$230.3	$1,547.7
Operating earnings (loss)	52.2	(5.3)	(8.2)	(21.2)	17.5

10. Income Taxes

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The CARES Act, which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, we currently expect to benefit from the deferral of certain payroll taxes through the end of calendar year 2020, the carryback of a net operating loss for fiscal 2020, the modification of limitation on business interest and the technical correction with respect to qualified improvement property.

We recognized income tax expense of $50.4 million for the 13 weeks ended May 2, 2020 compared to $2.3 million for the 13 weeks ended May 4, 2019. Our effective income tax rate decreased to (43.9)% for the 13 weeks ended May 2, 2020 compared to 23.5% for the 13 weeks ended May 4, 2019. The decrease in the effective income tax rate compared to the prior year quarter was primarily driven by the significant drop in pre-tax book income, the establishment of a full valuation allowance on U.S. deferred tax assets, impacts of the CARES Act and the relative mix of earnings across the jurisdictions within which we operate.

We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. We have established valuation allowances in certain foreign jurisdictions where the Company has determined existing deferred tax assets are not more likely than not to be realized. During the current quarter period, we established a full valuation allowance on all the U.S. and state deferred tax assets in the amount of $53.0 million. We continue to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings. Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish a valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.

GAMESTOP CORP.
CONDENSED NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
11. Subsequent Events
On June 5, 2020, the Company launched an offer to exchange (the “Exchange Offer”) any and all of its outstanding $414.6 million aggregate principal amount of 6.75% senior notes due 2021 (the “Existing Notes”) by eligible holders for up to $414.6 million of newly issued 10.0% senior secured notes due 2023 (the “New Notes”). The New Notes will be guaranteed on the same basis as the Existing Notes and will be secured by first-priority liens on most of the Company’s and the Guarantors’ assets other than the Company’s and the Guarantors’ credit card receivables, inventory, pledged deposit accounts and related assets (subject to certain exceptions, the “ABL Collateral”) and real property, and by second-priority liens on the ABL Collateral, in each case, subject to certain exceptions and permitted liens. Holders that validly tender and do not withdraw their Existing Notes prior to 5:00 p.m. New York City time on June 17, 2020 (the “Early Tender Date”) and that are accepted for exchange will receive $1,000 principal amount of New Notes for each $1,000 principal amount of Existing Notes and their related consent to amend the indenture for the Existing Notes. Holders of Existing Notes who validly tender their Existing Notes subsequent to the Early Tender Date and that are accepted for exchange will receive $950 principal amount of New Notes for each $1,000 principal amount of Existing Notes and their related consent validly tendered prior to 11:59 p.m. New York City time on July 1, 2020 (the “Expiration Date”). The Early Tender Date and/or the Expiration Date may be extended at the sole discretion of the Company and the consummation of the Exchange Offer following the Expiration Date is subject to customary conditions, including the requisite consents to amend the indenture for the Existing Notes.
The closing of the Exchange Offer is conditioned on, among other things, the satisfaction or waiver of certain conditions set forth in the offering memorandum of the Exchange Offer. A copy of the press release announcing the Exchange Offer is attached to the Form 8-K filed with the Securities and Exchange Commission on June 5, 2020 as Exhibit 99.2.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our unaudited condensed consolidated financial statements, including the notes thereto.

The following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). In some cases, forward-looking statements can be identified by the use of terms such as “anticipates,” “believes,” “continues,” “could,” “estimates,” “expects,” “intends,” “may,” “plans,” “potential,” “predicts,” “pro forma,” “seeks,” “should,” “will” or similar expressions. Forward-looking statements include our current assumptions, expectations or forecasts of future events.

These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those described under the heading “Risk Factors” in Exhibit 99.4 to the Form 8-K filed with the SEC on June 5, 2020, and include risks related to:
•macroeconomic pressures, including the effects of COVID-19 on consumer spending;
•the impact of the COVID-19 pandemic on our business and financial results;
•the economic, social and political conditions in the U.S. and certain international markets;
•the cyclicality of the video game industry;
•our dependence on the timely delivery of new and innovative products from our vendors;
•the impact of technological advances in the video game industry and related changes in consumer behavior on our sales;
•our ability to keep pace with changing industry technology and consumer preferences;
•the impact of international crises and trade restrictions and tariffs on the delivery of our products;
•our ability to obtain favorable terms from our suppliers;
•the international nature of our business;
•our dependence on sales during the holiday selling season;
•fluctuations in our results of operations from quarter to quarter;
•our ability to de-densify our global store base;
•our ability to renew or enter into new leases on favorable terms;
•the competitive nature of our industry;
•our ability to attract and retain executive officers and key personnel;
•the adequacy of our management information systems;
•our reliance on centralized facilities for refurbishment of our pre-owned products;
•our ability to react to trends in pop culture with regard to our sales of collectibles and our dependence on licensed products for a substantial portion of such sales;
•our ability to maintain security of our customer, employee or company information;
•potential harm to our reputation;
•our ability to maintain effective control over financial reporting;
•our vendors’ ability to provide marketing and merchandise support at historical levels;
•restrictions on our ability to purchase and sell pre-owned video games;
•potential decrease in popularity of certain types of video games;
•changes in our tariff, import/export regulations and global tax rate;
•potential future litigation and other legal proceedings;
•changes in accounting rules and regulations; and
•our ability to comply with federal, state, local and international law.

All forward-looking statements included or incorporated by reference in this Report are based upon information available to us as of the date of this Report, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Report, except as required by law.

OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is the world's largest video game retailer, which operates approximately 5,300 stores across 14 countries, and offers the best selection of new and pre-owned video gaming consoles, accessories and video game titles, in both physical and digital formats. GameStop also offers fans a wide variety of POP! vinyl figures, collectibles, board games and more. Through GameStop's unique buy-sell-trade program, gamers can trade in video game consoles, games, and accessories, as well as consumer electronics for cash or in-store credit. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal years ending January 30, 2021 ("fiscal 2020") and February 1, 2020 ("fiscal 2019") each consist of 52 weeks. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth fiscal quarter, which includes the holiday selling season.
Impact from COVID-19
COVID-19 has caused a dramatic decrease in traffic and sales during the 13 weeks ended May 2, 2020 as we temporarily closed our U.S. store locations to customer access, as well as store locations in Canada, Europe and New Zealand. Our priority became protecting the health and safety of our customers and team members. At the same time, we took several steps to adapt to still serve our customers via our omnichannel platform by enhancing our online capabilities and curbside pick-up options while also lowering our purchase and expense levels to correspond with the lower demand. As we cannot predict the duration or scope of the COVID-19 pandemic and its impact on our customers, vendors and partners, the impact could be material. We expect that our business operations and results of operations, including our net sales, earnings and cash flows, will be materially impacted for the foreseeable future, as a result of:
•temporary closure of our stores to customer traffic;
•decreased customer traffic in stores;
•changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell and negative trends in consumer purchasing patterns due to changes in consumers' disposable income, credit availability and debt levels;
•disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products; and
•a slowdown in the U.S. and global economies, and an uncertain global economic outlook or potential credit crisis.
We are actively managing the business to improve cash flows and liquidity, which we believe will help us emerge from this environment a more resilient company. These steps include the following:
•A temporary base salary reduction for executive leadership team ranging from 30%-50%;
•The Board of Directors has temporarily reduced cash compensation to directors by 50%;
•Effective April 26, 2020, we have also reduced pay for certain other employees by graduated amounts across most of the worldwide permanent workforce between 10% and 30%;
•Reduced inventory receipts to match demand with a focus on key hardware, software and accessories products; and
•Lowered capital spending to focus on mandatory maintenance or near-term high value strategic projects.
See Note 2, "COVID-19 Impacts" for further details.
Industry Overview
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles are typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles include the Sony PlayStation 4 (launched in 2013), Microsoft Xbox One (launched in 2013) and the Nintendo Switch (launched in 2017). The Sony PlayStation 4 and Microsoft XBox One are nearing the end of their cycle as Sony and Microsoft have announced their next generation consoles are expected to launch during the holiday period of 2020.
The sale of video games delivered through digital channels and other forms of gaming continue to grow and take an increasing percentage of physical video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in e-commerce, in-store and website functionality to enable our customers to access digital content to facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry and in the digital aggregation and distribution category.

In our discussion of the results of operations, we refer to comparable store sales, which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding prior year's comparable period.
Our comparable store sales are comprised of sales from our video game stores, including stand-alone collectible stores, operating for at least 12 full months as well as sales related to our websites and sales we earn from sales of pre-owned merchandise to wholesalers or dealers. Comparable store sales for our international operating segments exclude the effect of changes in foreign exchange rates.
Historically, stores with an active lease designation were included in our comparable stores sales as temporary closures due to remodels and relocations were typically resolved within fewer than 14 days. Beginning in the first quarter of our fiscal year 2020, we refined the definition of comparable store sales to exclude stores that were closed for 14 consecutive days or more. Therefore, comparable sales results for the first quarter of our fiscal year 2020 exclude stores that were closed for 14 consecutive days or more due to the COVID-19 pandemic where curbside delivery was not available to the customer. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of our stores. Comparable store sales reported in prior periods are not materially affected by this revision.
The calculation of comparable store sales compares the 13 weeks ended May 2, 2020 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	May 2, 2020		May 4, 2019
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,021.0	100.0%	$1,547.7	100.0%
Cost of sales	738.6	72.3	1,076.5	69.6
Gross profit	282.4	27.7	471.2	30.4
Selling, general and administrative expenses	386.5	37.9	453.7	29.3
Asset impairments	3.9	0.4	—	—
Operating (loss) earnings	(108.0)	(10.6)	17.5	1.1
Interest expense, net	6.7	0.6	7.7	0.5
(Loss) income from continuing operations before income taxes	(114.7)	(11.2)	9.8	0.6
Income tax expense	50.4	5.0	2.3	0.1
Net (loss) income from continuing operations	(165.1)	(16.2)	7.5	0.5
Loss from discontinued operations, net of tax	(0.6)	—	(0.7)	(0.1)
Net (loss) income	$(165.7)	(16.2)%	$6.8	0.4%
We revised the categories of our similar products at the end of fiscal 2019. See Note 3, "Revenue," for further details. The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	13 Weeks Ended
	May 2, 2020		May 4, 2019
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$513.1	50.3%	$656.5	42.4%
Software	417.0	40.8	733.1	47.4
Collectibles	90.9	8.9	158.1	10.2
Total	$1,021.0	100.0%	$1,547.7	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	13 Weeks Ended
	May 2, 2020			May 4, 2019
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$760.6	74.5%	(23.0)%	$1,143.2	73.9%	(10.2)%
Canada	39.7	3.9	(2.7)	72.6	4.7	(6.4)
Australia	113.7	11.1	34.3	101.6	6.5	(8.2)
Europe	107.0	10.5	(7.4)	230.3	14.9	(12.6)
Total	$1,021.0	100.0%	(17.2)%	$1,547.7	100.0%	(10.3)%

Net Sales
Net sales decreased $526.7 million, or 34.0%, during the 13 weeks ended May 2, 2020 compared to the 13 weeks ended May 4, 2019. Comparable store sales decreased 17.2% compared to the prior year period excluding stores that were closed for 14 days or more as a result of the COVID-19 pandemic. Including the effect of the COVID-19 pandemic related closures, comparable store sales decreased 30.4%. from the prior year period. The decrease in net sales was primarily attributable to the combined impacts of temporary store closures to customer traffic in the United States, Canada and Europe due to the COVID-19 pandemic and the cyclicality of new hardware consoles, which are expected to launch in the fourth quarter of 2020. These declines were partially offset by the performance in our Australia segment which experienced an 11.9% increase in sales as stores in Australia remained open. Stores in New Zealand were impacted by temporary store closures. We believe the pandemic has increased demand for at home entertainment and connectivity products as consumers are spending more time in their homes and seek entertainment options.
Net sales during the 13 weeks ended May 2, 2020 in our United States, Canada and Europe segments declined by 33.5%, 45.3% and 53.5%, respectively, while net sales in our Australia segment increased 11.9%, when compared to the 13 weeks ended May 4, 2019. Comparable store sales in the United States, Canada and Europe decreased by 23.0%, 2.7% and 7.4%, respectively, while comparable store sales increased in the Australia segment by 34.3%, primarily due to the same factors described above. In addition, the increase in sales in the Australia segment was offset by the negative impact by foreign exchange rate fluctuations of $14.6 million.
Gross Profit
Gross profit decreased $188.8 million, or 40.1%, for the 13 weeks ended May 2, 2020 compared to the 13 weeks ended May 4, 2019, primarily due to the decrease in sales. Gross profit as a percentage of net sales decreased to 27.7% in the current year quarter compared to 30.4% in the prior year quarter, due primarily to a shift in product mix in new hardware products, which carry a lower profit margin.
Selling, General and Administrative Expenses
SG&A decreased by $67.2 million, or 14.8%, to $386.5 million for the 13 weeks ended May 2, 2020, compared to the 13 weeks ended May 4, 2019. The decrease in SG&A was primarily due to cost savings achieved as a result of our GameStop Reboot plan as well as reductions in payroll and other variable overhead expenses due to temporary store closures as a result of the COVID-19 pandemic. See Note 2, "COVID-19 Impacts" for further details.
Asset Impairments
During the 13 weeks ended May 2, 2020, we recognized asset impairment charges totaling $3.9 million, consisting of a $2.7 million impairment of our corporate aircraft, which was classified as held for sale during the period, and $1.2 million in impairment charges associated with store-level assets. During the same period in the prior year, we did not record any asset impairments.
Interest Expense, Net
Interest expense, net decreased by $1.0 million, or 13.0%, for the 13 weeks ended May 2, 2020 compared to the 13 weeks ended May 4, 2019, primarily due to the early redemption of our $350.0 million 2019 Senior Notes on April 4, 2019 and the repurchase of $53.5 million aggregate principal amount of our 2021 Senior Notes that occurred after the prior year period.
Income Tax Expense
We recognized income tax expense of $50.4 million for the 13 weeks ended May 2, 2020, compared to income tax expense of $2.3 million for the 13 weeks ended May 4, 2019. Our effective income tax rate was (43.9)% for the 13 weeks ended May 2, 2020 which decreased from 23.5% for the 13 weeks ended May 4, 2019. The decrease in the effective income tax rate compared to the prior year quarter was primarily driven by the significant drop in pre-tax book income, the establishment of a full valuation allowance of $53.0 million on U.S. deferred tax assets, impacts of the CARES Act and the relative mix of earnings across the jurisdictions within which we operate. See Note 10, "Income Taxes" for further details.
LIQUIDITY AND CAPITAL RESOURCES
Overview
As of May 2, 2020, we had total cash on hand of $570.3 million. We have availability under our revolving credit facility that provides us additional liquidity throughout the course of the year to fund our operations. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under such revolving credit facility together will provide sufficient liquidity to fund our operations, transformation initiatives and support corporate capital allocation programs, including any share or debt repurchases that we may undertake, for the next 12 months and the foreseeable future. While COVID-19 related impacts have negatively impacted our results for the first quarter ended May 2, 2020 and likely will impact our second quarter ending August 1, 2020, we continue to achieve the cash flow benefits of our initiatives which include both cost savings and expense reductions, as well as disciplined working capital management which supports an improved liquidity position.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. Specific to our 2021 Senior Notes, in June 2020 we initiated an exchange offer to partially refinance these obligations. See Note 11, "Subsequent Events," for details on the exchange offer. The amount, nature and timing of any strategic operational changes, or purchases of our debt or equity securities will depend on our available cash and liquidity, operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our unprofitable operating subsidiaries and business units that operate within our international segments. In total, we currently believe that any potential charges associated with the disposition or wind-down of certain operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization, would not be material to our liquidity, results of operations or financial condition.
Cash Flows
During the 13 weeks ended May 2, 2020, cash used in operations was $49.3 million, compared to cash used in operations of $665.0 million during the 13 weeks ended May 4, 2019. The decrease in cash used in operations of $615.7 million was primarily attributable to the optimization of inventory and accounts payable levels as we have focused our operational process to optimize the cash conversion cycle and carry more efficient levels of inventory.
Cash used in investing activities decreased to $6.1 million during the 13 weeks ended May 2, 2020, from $18.7 million during the 13 weeks ended May 4, 2019. The $12.6 million decrease in cash used in investing activities is primarily attributable to lower capital expenditures during the 13 weeks ended May 2, 2020.
Cash provided by financing activities was $131.9 million during the 13 weeks ended May 2, 2020, compared to cash used in financing activities of $394.0 million during the 13 weeks ended May 4, 2019. The increase in cash provided is primarily due to a net $135.0 million draw down on our revolving line of credit during the current year period compared to the redemption of our $350 million in aggregate principal of 5.5% unsecured senior notes and a $40.3 million dividend payment in the prior year period.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain an asset-based revolving credit facility (the "Revolver") with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver has a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of May 2, 2020, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. As of May 2, 2020 we had $135.0 million of outstanding borrowings and $7.3 million of outstanding standby letters of credit under our Revolver. Subsequent to the 13 weeks ended May 2, 2020 we repaid an additional $35.0 million under our revolving credit facility, bringing our outstanding borrowings down to $100.0 million as of June 3, 2020.
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
See Note 6, “Debt,” to our unaudited consolidated financial statements for additional information related to our Revolver and 2021 Senior Notes.

Our Luxembourg subsidiary maintains a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of May 2, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.1 million.
CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2019 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2019 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of May 2, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our quantitative disclosures about market risk as set forth in our 2019 Annual Report on Form 10-K, except as described below.
The impact of the COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. See further discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 1A “Risk Factors” of this Report on Form 10-Q.
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of May 2, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, we have required certain employees, some of whom are involved in the operation of our internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting during the quarter ended May 2, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. We are continually monitoring and assessing the impact of COVID-19 on our internal controls to minimize any impact it may have on their design and operating effectiveness.
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
ITEM 1A. RISK FACTORS
In light of recent developments relating to the COVID-19 pandemic, the Company amended and restated all risk factors that were included in item "1A. Risk Factors" of its 2019 Annual Report on Form 10-K filed with the Securities and Exchange Commission ("SEC") on March 27, 2020. A copy of the amended and restated risk factors was provided in Exhibit 99.4 to the Form 8-K the Company filed with the SEC on June 5, 2020 and is incorporated herein by reference.

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
(Principal Financial Officer and Principal Accounting Officer)

Date: June 9, 2020