Form 10-Q
period 2020-08-01
GameStop Corp.
filed 2020-09-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 1, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 2, 2020: 65,161,610

2

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	August 1, 2020	August 3, 2019	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$735.1	$424.0	$499.4
Receivables, net	83.1	122.4	141.9
Merchandise inventories, net	474.6	948.9	859.7
Prepaid expenses and other current assets	87.1	143.2	120.9
Assets held-for-sale	—	29.1	11.8
Total current assets	1,379.9	1,667.6	1,633.7
Property and equipment, net	219.7	312.0	275.9
Operating lease right-of-use assets	689.0	769.7	767.0
Deferred income taxes	29.2	157.8	83.0
Other noncurrent assets	57.4	80.8	60.1
Total assets	$2,375.2	$2,987.9	$2,819.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$256.4	$368.3	$380.8
Accrued liabilities and other current liabilities	580.7	593.7	617.5
Current portion of operating lease liabilities	218.8	240.3	239.4
Short-term debt, including current portion of long-term debt, net	221.3	—	—
Borrowings under revolving line of credit	35.0	—	—
Liabilities held-for-sale	—	14.5	—
Total current liabilities	1,312.2	1,216.8	1,237.7
Long-term debt, net	215.9	419.1	419.8
Operating lease liabilities	475.5	523.9	529.3
Other long-term liabilities	19.3	18.4	21.4
Total liabilities	2,022.9	2,178.2	2,208.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 65.2, 90.5 and 64.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	2.9	—	—
Accumulated other comprehensive loss	(63.9)	(75.1)	(78.8)
Retained earnings	413.2	884.7	690.2
Total stockholders’ equity	352.3	809.7	611.5
Total liabilities and stockholders’ equity	$2,375.2	$2,987.9	$2,819.7

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net sales	$942.0	$1,285.7	$1,963.0	$2,833.4
Cost of sales	689.8	886.6	1,428.4	1,963.1
Gross profit	252.2	399.1	534.6	870.3
Selling, general and administrative expenses	348.2	481.9	734.7	935.6
Goodwill and asset impairments	0.9	363.9	4.8	363.9
Gain on sale of assets	(11.3)	—	(11.3)	—
Operating loss	(85.6)	(446.7)	(193.6)	(429.2)
Interest income	(0.4)	(2.6)	(1.3)	(7.9)
Interest expense	7.9	9.6	15.5	22.6
Loss from continuing operations before income taxes	(93.1)	(453.7)	(207.8)	(443.9)
Income tax expense (benefit)	17.9	(40.1)	68.3	(37.8)
Net loss from continuing operations	(111.0)	(413.6)	(276.1)	(406.1)
Loss from discontinued operations, net of tax	(0.3)	(1.7)	(0.9)	(2.4)
Net loss	$(111.3)	$(415.3)	$(277.0)	$(408.5)

Basic loss per share:
Continuing operations	$(1.71)	$(4.14)	$(4.26)	$(4.01)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Basic loss per share	$(1.71)	$(4.15)	$(4.28)	$(4.04)

Diluted loss per share:
Continuing operations	$(1.71)	$(4.14)	$(4.26)	$(4.01)
Discontinued operations	(0.01)	(0.02)	(0.01)	(0.02)
Diluted loss per share	$(1.71)	$(4.15)	$(4.28)	$(4.04)

Weighted-average shares outstanding:
Basic	65.0	100.0	64.7	101.2
Diluted	65.0	100.0	64.7	101.2

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Net loss	$(111.3)	$(415.3)	$(277.0)	$(408.5)
Other comprehensive income (loss):
Foreign currency translation adjustment	27.0	(6.9)	14.9	(20.8)
Total comprehensive loss	$(84.3)	$(422.2)	$(262.1)	$(429.3)

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0
Net loss	—	—	—	—	(111.3)	(111.3)
Foreign currency translation	—	—	—	27.0	—	27.0
Stock-based compensation expense	—	—	2.1	—	—	2.1
Settlement of stock-based awards	0.6	—	(0.5)	—	—	(0.5)
Balance at August 1, 2020	65.2	$0.1	$2.9	$(63.9)	$413.2	$352.3

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	$0.1	$29.0	$(68.2)	$1,330.8	$1,291.7
Net loss	—	—	—	—	(415.3)	(415.3)
Foreign currency translation	—	—	—	(6.9)	—	(6.9)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Repurchase of common shares	(12.0)	—	(32.1)	—	(30.8)	(62.9)
Settlement of stock-based awards	0.2	—	(0.2)	—	—	(0.2)
Balance at August 3, 2019	90.5	$0.1	$—	$(75.1)	$884.7	$809.7

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	26 Weeks Ended
	August 1, 2020	August 3, 2019
Cash flows from operating activities:
Net loss	$(277.0)	$(408.5)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	41.7	46.2
Goodwill and asset impairments	4.8	363.9
Stock-based compensation expense	3.9	5.2
Deferred income taxes	45.4	(11.8)
(Gain) loss on disposal of property and equipment, net	(9.6)	0.9
Other	(0.2)	3.7
Changes in operating assets and liabilities:
Receivables, net	60.5	8.5
Merchandise inventories	394.2	270.5
Prepaid expenses and other current assets	1.7	(7.4)
Prepaid income taxes and income taxes payable	69.8	(76.5)
Accounts payable and accrued liabilities	(193.7)	(839.4)
Operating lease right-of-use assets and lease liabilities	2.8	(2.2)
Changes in other long-term liabilities	(0.8)	0.2
Net cash flows provided by (used in) operating activities	143.5	(646.7)
Cash flows from investing activities:
Purchase of property and equipment	(17.5)	(41.2)
Proceeds from sale of property and equipment	51.8	—
Other	1.7	(1.0)
Net cash flows provided by (used in) investing activities	36.0	(42.2)
Cash flows from financing activities:
Repurchase of common shares	—	(62.9)
Proceeds from French term loans	23.6	—
Dividends paid	(0.3)	(40.5)
Borrowings from the revolver	150.0	—
Repayments of revolver borrowings	(115.0)	—
Repayments of senior notes	(5.3)	(404.5)
Settlement of stock-based awards	(1.0)	(0.8)
Net cash flows provided by (used in) financing activities	52.0	(508.7)
Exchange rate effect on cash and cash equivalents and restricted cash	13.6	(5.1)
Increase in cash held-for-sale	—	(0.1)
Increase (decrease) in cash and cash equivalents and restricted cash	245.1	(1,202.8)
Cash and cash equivalents and restricted cash at beginning of period	513.5	1,640.5
Cash and cash equivalents and restricted cash at end of period	$758.6	$437.7

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1. General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. GameStop operates over 5,100 stores across 10 countries. GameStop's consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
GameStop operates its business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these unaudited condensed financial statements refers to continuing operations unless otherwise noted.
Basis of Presentation and Consolidation
The unaudited condensed consolidated financial statements include the Company's accounts and the accounts of its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The unaudited condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in the Company's opinion, necessary for a fair presentation of the information as of and for the periods presented. These unaudited condensed consolidated interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all disclosures required under GAAP for complete consolidated financial statements.
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended February 1, 2020, as filed with the Securities and Exchange Commission on March 27, 2020, (the “2019 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, and changes in the estimates and assumptions used by the Company could have a significant impact on its financial results. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the 26 weeks ended August 1, 2020 are not indicative of the results to be expected for the 52 weeks ending January 30, 2021 ("fiscal 2020").
Reclassifications
The Company has made certain classifications in its consolidated statements of cash flows in order to conform to the current year presentation. The provision for inventory reserves of $21.5 million for the 26 weeks ended August 3, 2019 has been reclassified to changes in merchandise inventories. Certain changes in customer liabilities, primarily associated with loyalty point redemptions and gift card breakage, of $11.7 million for the 26 weeks ended August 3, 2019 has also been reclassified from other to changes in accounts payable and accrued liabilities.
In the Company's consolidated statements of operations, depreciation and amortization of $22.6 million and $45.7 million for the 13 and 26 weeks ended August 3, 2019, respectively, have been reclassified to selling, general and administrative expenses to conform to the current year presentation. Additionally, goodwill impairments of $363.9 million for both the 13 and 26 weeks ended August 3, 2019 have been reclassified to goodwill and asset impairments to conform to the current year presentation.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within its 2019 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $23.5 million, $13.7 million and $14.1 million as of August 1, 2020, August 3, 2019 and February 1, 2020, respectively, consists primarily of bank deposits serving as collateral to support landlord and vendor obligations of the Company's foreign subsidiaries and is included in prepaid and other current assets and other noncurrent assets in its unaudited condensed consolidated balance sheets.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash and cash equivalents in the condensed consolidated balance sheets to total cash and cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	August 1, 2020	August 3, 2019	February 1, 2020
Cash and cash equivalents	$735.1	$424.0	$499.4
Restricted cash (included in prepaid expenses and other current assets)	11.0	0.4	0.3
Restricted cash (included in other noncurrent assets)	12.5	13.3	13.8
Total cash and cash equivalents and restricted cash in the statements of cash flows	$758.6	$437.7	$513.5
Assets and Liabilities Held-for-Sale
The Company's corporate aircraft was classified as assets held-for-sale as of February 1, 2020, which had an estimated fair value, less costs to sell, of $11.8 million. The Company recognized impairment charges of $0.5 million and $3.2 million during the 13 and 26 weeks ended August 1, 2020, respectively, which were partially attributable to recent economic impacts associated with the COVID-19 pandemic. On June 5, 2020, the Company completed the sale of its corporate aircraft with net cash proceeds totaling $8.6 million, net of costs to sell. No gain or loss on the sale of the aircraft was recognized.
The assets and liabilities classified as held-for-sale as of August 3, 2019 related to the Company's previously owned Simply Mac business, which was sold to Cool Holdings, Inc. during the third fiscal quarter of 2019. The major classes of assets and liabilities held-for-sale were as follows (in millions):

August 3, 2019
Assets:
Cash and cash equivalents	$0.1
Receivables, net	1.8
Merchandise inventories, net	15.4
Prepaid expenses and other current assets	0.6
Property and equipment, net	0.8
Operating lease right-of-use assets	9.0
Other assets	1.4
Total assets held-for-sale	$29.1

Liabilities:
Accounts payable	$4.0
Accrued and other liabilities	1.1
Operating lease liabilities	9.4
Total liabilities held-for-sale	$14.5
Property and Equipment, Net
Accumulated depreciation related to the Company's property and equipment totaled $1,176.5 million, $1,255.3 million and $1,190.1 million as of August 1, 2020, August 3, 2019 and February 1, 2020, respectively.
The Company periodically reviews its property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including its intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. Impairment losses were recorded totaling $0.3 million and $1.0 million during the 13 and 26 weeks ended August 1, 2020, respectively. No impairment losses were recorded during the 13 and 26 weeks ended August 3, 2019.
Discontinued Operations
During the fourth quarter of fiscal 2018, the Company divested of its Spring Mobile business. The historic results of Spring Mobile are presented as discontinued operations, which primarily consist of residual wind-down costs for all periods presented. The net

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
loss from discontinued operations for the 13 weeks ended August 1, 2020 and August 3, 2019 consisted of $0.4 million and $2.2 million in selling, general and administrative expenses, respectively and $0.1 million and $0.5 million in income tax benefit, respectively. The net loss from discontinued operations for the 26 weeks ended August 1, 2020 and August 3, 2019 consisted of $1.2 million and $3.0 million in selling, general and administrative expenses, respectively and $0.3 million and $0.6 million in income tax benefit, respectively.
Adoption of New Accounting Pronouncements
In June 2016, the Financial Accounting Standards Board ("FASB") issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which was further updated and clarified by the FASB through the issuance of additional related ASUs. This ASU requires financial assets measured at amortized cost to be presented at the net amount to be collected with the recognition of an allowance for credit losses expected to be incurred over an asset's lifetime based on relevant information about past events, current conditions and reasonable and supportable forecasts. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The Company adopted this new standard, effective February 2, 2020, using the modified-retrospective approach. The adoption of this standard did not have a material impact on the Company's consolidated financial statements.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The Company is currently evaluating the impact that ASU 2019-12 will have on its consolidated financial statements.

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for the Company's revolving line of credit, which uses LIBOR as a reference rate. The provisions of ASU 2020-04 are effective as of March 12, 2020 and may be adopted prospectively through December 31, 2022. The Company is currently evaluating the impact that ASU 2020-04 will have on its consolidated financial statements.
2. COVID-19 Impacts
The near-term macroeconomic conditions continue to be adversely impacted by the emergence of a novel coronavirus, identified as COVID-19, which was declared a global pandemic by the World Health Organization in March 2020. In efforts to mitigate the continued spread of the virus, numerous governments in geographies where the Company operates have imposed quarantines, stay-at-home orders, travel restrictions and other similar measures in attempts to limit physical human interaction, often referred to as social distancing. To comply with these measures, the Company temporarily closed stores in Europe, Canada and New Zealand. In the United States, all storefronts were temporarily closed to customers, however, the Company continued to process orders by offering curbside pick-up, ship from store and e-commerce delivery options in many of its stores. These temporary store closures began in late March 2020 and by the end of fiscal June 2020, 98% of the Company's stores globally were open to the public following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities. GameStop's store locations in Australia remained opened to the public during the 26 weeks ended August 1, 2020 and were not negatively impacted during this period by the COVID-19 restrictions as the Company's other segments and New Zealand. Subsequent to the second quarter of fiscal 2020, approximately 15% of the Company's stores in Australia were temporarily closed due to an outbreak of COVID-19.
The Company has followed the highest level of health and safety protocols recommended by the federal and local health and governmental authorities and the substantial majority of the Company's stores across the various geographies where it operates were re-opened to the public for the latter portion of the 13 weeks ended August 1, 2020. In addition, many of the Company's stores in the United States continued to offer curbside pick-up, ship from store and e-commerce delivery options during the second quarter of fiscal 2020 while they were open to the public.
Impact on Operating Results and Asset Recoverability
While the gaming industry has not been as severely impacted as certain other consumer businesses, store closures during the stay-at-home orders have adversely impacted the Company's results of operations during the 13 and 26 weeks ended August 1, 2020. As a result, the Company has taken proactive measures to align inventory purchases with demand, reduce discretionary spending and institute temporary pay reductions to partially offset the impact of store closures.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the 26 weeks ended August 1, 2020, the Company incurred $21.4 million to mitigate the impact of the COVID-19 pandemic including incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at its stores, shared service centers and distribution centers across all geographies where the Company operates.
The aggregation of these events caused the Company to reassess potential impairments of long-lived assets, primarily consisting of store-level property and equipment and right-of-use assets under existing operating leases. As a result of this asset impairment analysis, during the 13 and 26 weeks ended August 1, 2020 the Company recognized impairment charges of $0.4 million and $1.6 million, respectively. In addition, during the 13 and 26 weeks ended August 1, 2020, the Company recognized impairment charges of $0.5 million and $3.2 million, respectively, for its corporate aircraft, which were partially attributable to the current economic impacts associated with the COVID-19 pandemic. The corporate aircraft was sold during the second quarter of fiscal 2020 for $8.6 million, net of costs to sell. See Note 1, "General Information" for further details.
During the first and second quarters of fiscal 2020 the Company continued to assess the likelihood of realizing the benefits of its deferred tax assets. The Company estimates its deferred tax assets using several factors, including the weight of available evidence, which takes into consideration cumulative book losses recognized and projections of future taxable income in certain jurisdictions. While the Company's view of the longer-term operating outlook has not been significantly impacted by COVID-19, its ability to recover these deferred tax assets depends on several factors, including the Company's short and long-term results of operations. As a result of this analysis, there remains a valuation allowance primarily associated with U.S. deferred tax assets of $53.0 million as of August 1, 2020. See Note 10, “Income Taxes" for further information.
The Company also evaluated its existing short-term assets, particularly accounts receivable and inventory.
Accounts receivable are mainly comprised of bankcard receivables and vendor allowances. Given the nature of these receivables and the credit worthiness of the applicable payees, the COVID-19 pandemic did not significantly impact the estimates of allowances for doubtful accounts.
Merchandise inventories are carried at the lower of cost or market generally using the average cost method. The Company is required to record valuation adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, the Company considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Given the nature of the Company's products and the temporary store closures between March and June 2020, the COVID-19 pandemic did not significantly impact its estimates of inventory valuation.
Liquidity and Other Impacts
As of August 1, 2020, the Company had total cash on hand of $735.1 million and an additional $28.4 million of available borrowing capacity under its $420 million revolving credit facility, which had $35.0 million of outstanding borrowings as of August 1, 2020. The Company's total cash on hand includes $43.2 million proceeds, net of costs to sell and other deductions, from the sale and leaseback of its corporate headquarters, ancillary office space and a nearby refurbishment center in Grapevine, Texas and $8.6 million net proceeds from the sale of the Company's corporate aircraft. See Note 1, "General Information," and Note 5, "Leases," for further information on the sale of the corporate aircraft and the sale and leaseback transactions. As mentioned above, the Company has taken actions to align expenses and inventory levels given the impacts of the current operating environment and has projected it will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations. Additionally, during the second quarter of fiscal 2020, the Company completed an exchange offer for its unsecured senior notes due in March 2021 resulting in the replacement of 52% of such notes for newly issued secured senior notes due in March 2023. See Note 6, "Debt," for further details on the exchange offer and related impacts to scheduled debt maturities.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer the Company's share of Social Security payroll taxes. The Company qualified for the deferral of payroll and other tax payments and, as a result, it has deferred, and continues to defer payroll taxes and other tax payments through the end of the calendar year 2020. The payment of these deferred amounts are required to be made in 2021 and 2022 calendar years. These deferrals are included in accrued liabilities and other current liabilities within the Company's unaudited condensed consolidated balance sheets. In addition, during the second quarter of fiscal 2020, the Company's French subsidiary obtained €20.0 million of unsecured term loans, 90% of which is guaranteed by the French government pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic. See Note 6, "Debt" for further information.
During the 13 and 26 weeks ended August 1, 2020, the Company received $9.1 million of COVID-19-related rent concessions comprised of rent abatements and rent deferrals. The Company applied lease modification guidance to any concession arrangement that extended the term of the lease and substantially altered future cash flows. The Company elected, as permitted by the guidance issued by the FASB during the COVID-19 pandemic, to not use lease modification accounting for all rent concessions including any rent abatements related to leases not subject to an extension of the original terms. For these leases,

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which represented most of the leases subject to COVID-19-related rent concessions, the Company reduced rent expense in the later of the month in which the landlord issued the rent concession or the month for which the rent concession related. For rent concessions including a deferral of the lease payment, the liability for these rent amounts will remain on the balance sheet until paid.
The COVID-19 pandemic remains an evolving situation and its impact on the Company's business, operating results, cash flows and financial conditions will depend on the geographies impacted by the virus, the ongoing economic effect of the pandemic, the additional economic stimulus programs introduced by governments, and the timing of the post-pandemic economic recovery. Even as the Company continues to comply with all governmental health and safety requirements for its associates and customers while resuming and maintaining full operations, the persistence of the COVID-19 pandemic may require the Company to temporarily close stores again in future periods or introduce modified operating schedules and may impact customer behaviors, including a potential reduction in consumer discretionary spending. These developments could increase asset recovery and valuation risks. Further, the uncertainties in the global economy could impact the financial viability of the Company's suppliers, which may interrupt the Company's supply chain and require other changes to operations. In light of the foregoing, the extent and duration of the COVID-19 pandemic, and responses of governments, customers, suppliers and other third parties, may materially adversely impact the Company's business, financial condition, results of operations and cash flows.
3. Revenue
At the end of fiscal 2019, the Company revised the categories of its similar products, as presented below, to better align with management's view of the business. Prior periods have been reclassified to conform to the current period presentation. Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Hardware and accessories (1)	$441.6	$554.9	$954.7	$1,211.4
Software (2)	386.5	558.3	803.5	1,291.4
Collectibles	113.9	172.5	204.8	330.6
Total	$942.0	$1,285.7	$1,963.0	$2,833.4
__________________________________________________
(1) Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics, and the operations of Simply Mac stores, which were sold in September 2019.
(2) Includes sales of new and pre-owned video game software, digital software and PC entertainment software.
See Note 9, "Segment Information," for net sales by geographic location.
Performance Obligations
The Company has arrangements with customers where its performance obligations are satisfied over time, which primarily relate to extended warranties and its Game Informer® magazine. Revenues do not include sales tax or other taxes collected from customers. The Company expects to recognize revenue in future periods for remaining performance obligations it has associated with unredeemed gift cards, trade-in credits, reservation deposits and its PowerUp Rewards loyalty program (collectively, "unredeemed customer liabilities"), extended warranties and subscriptions to its Game Informer® magazine.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time customers redeem gift cards, trade-in credits, customer deposits or loyalty program points for products offered by the Company. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of August 1, 2020 and August 3, 2019, the Company's unredeemed customer liabilities totaled $213.0 million and $250.6 million, respectively.
The Company offers extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of August 1, 2020 and August 3, 2019, the Company's deferred revenue liability related to extended warranties totaled $50.6 million and $63.3 million, respectively.
Performance obligations associated with subscriptions to Game Informer® magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of customer subscriptions are for 12 monthly issues. As of August 1, 2020 and August 3, 2019, the Company had deferred revenue of $29.1 million and $40.6 million, respectively, associated with Game Informer® magazine.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Significant Judgments and Estimates
The Company accrues PowerUp Rewards loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by loyalty program members for products offered by the Company. The estimated retail price per point is based on the actual historical retail prices of product(s) purchased through the redemption of loyalty points. The Company estimates breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
The Company's contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to Game Informer® magazine. The opening balance, current period changes and ending balance of the Company's contract liabilities are as follows (in millions):

	August 1, 2020	August 3, 2019
Contract liability beginning balance	$339.2	$376.9
Increase to contract liabilities (1)	354.1	412.9
Decrease to contract liabilities (2)	(402.0)	(432.6)
Other adjustments (3)	1.4	(2.7)
Contract liability ending balance	$292.7	$354.5
__________________________________________________
(1) Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2) Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits as well as revenues recognized for Game Informer® and extended warranties. During the 26 weeks ended August 1, 2020, there were $30.4 million of gift cards redeemed that were outstanding as of February 1, 2020. During the 26 weeks ended August 3, 2019, there were $39.8 million of gift cards redeemed that were outstanding as of February 2, 2019.
(3) Primarily includes foreign currency translation adjustments.
4. Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting standards require disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting the Company's assumptions about pricing by market participants.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include the Company's foreign currency contracts, Company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
The Company values its foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company's assets and liabilities measured at fair value on a recurring basis as of August 1, 2020, August 3, 2019 and February 1, 2020, utilize Level 2 inputs and include the following (in millions):

	August 1, 2020	August 3, 2019	February 1, 2020
Assets
Foreign currency contracts(1)	$2.9	$3.2	$1.4
Company-owned life insurance(2)	3.0	16.3	4.1
Total assets	$5.9	$19.5	$5.5
Liabilities
Foreign currency contracts(3)	$8.4	$1.6	$0.3
Nonqualified deferred compensation(3)	1.0	1.2	1.0
Total liabilities	$9.4	$2.8	$1.3
__________________________________________________
(1)  Recognized in prepaid expenses and other current assets in the Company's unaudited condensed consolidated balance sheets.
(2) Recognized in other non-current assets in the Company's unaudited condensed consolidated balance sheets.
(3) Recognized in accrued liabilities and other current liabilities in the Company's unaudited condensed consolidated balance sheets.
The Company uses forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to the Company's foreign currency contracts was $246.6 million, $223.7 million and $144.6 million as of August 1, 2020, August 3, 2019 and February 1, 2020, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
(Losses) gains on the changes in fair value of derivative instruments	$(7.6)	$0.4	$(5.2)	$2.8
Gains (losses) on the re-measurement of related intercompany loans denominated in foreign currencies	7.3	(0.4)	5.2	(2.8)
Net losses	$(0.3)	$—	$—	$—
The Company does not use derivative financial instruments for trading or speculative purposes. The Company is exposed to counterparty credit risk on all of its derivative financial instruments and cash equivalent investments. The Company manages counterparty risk according to the guidelines and controls established under comprehensive risk management and investment policies. The Company continuously monitors its counterparty credit risk and utilizes a number of different counterparties to minimize its exposure to potential defaults. The Company does not require collateral under derivative or investment agreements.
Assets that are Measured at Fair Value on a Non-recurring Basis
Assets that are measured at fair value on a non-recurring basis relate primarily to property and equipment and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, the Company does not periodically adjust carrying value to fair value; rather, when it determines that impairment has occurred, the carrying value of the asset is reduced to its fair value.
During the 13 and 26 weeks ended August 1, 2020, the Company recognized impairment charges totaling $0.4 million and $1.6 million associated with store-level assets, to reflect their fair values of zero. For further details regarding these store-level impairments, see Note 2, "COVID-19 Impacts." During the 13 and 26 weeks ended August 1, 2020, the Company also recognized impairment charges of $0.5 million and $3.2 million, respectively, related to its corporate aircraft to reflect its fair value of $8.6 million prior to the sale of the aircraft on June 5, 2020.
Other Fair Value Disclosures
The carrying values of the Company's cash equivalents, receivables, net, accounts payable and notes payable approximate their fair values due to their short-term maturities.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of August 1, 2020 the Company's unsecured 6.75% senior notes due in 2021 had a net carrying value of $197.8 million and a fair value of $172.3 million, and its secured 10.00% senior notes due in 2023 had a net carrying value of $215.9 million and a fair value of $194.2 million. The fair values of the Company's senior notes were determined based on observable inputs (Level 2), including quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, adjusted to reflect the spreads of benchmark bonds, credit risk and certain other variables.
5. Leases
The Company conducts the substantial majority of its business with leased real estate properties, including retail stores, warehouse facilities and office space. The Company also leases certain equipment and vehicles. These are generally leased under noncancelable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require the Company to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of the Company's lease agreements are classified as operating leases.
Effective February 3, 2019, the Company adopted ASC 842, Leases. Under ASC 842, fixed payments associated with its operating leases are included in operating lease right-of-use ("ROU") assets and both current and noncurrent operating lease liabilities on the balance sheet. The Company determines if an arrangement is considered a lease at inception. ROU assets are recognized on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, the Company utilizes its incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of the Company's credit rating, country risk, corporate bond yields, the effect of collateralization, as well as comparison to its borrowing rates. For real estate leases, the Company does not separate the components of a contract, thus its future payments include minimum rent payments and fixed executory costs. For non-real estate leases, future payments include only fixed minimum rent payments. The Company records the amortization of ROU assets and the accretion of lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms the Company is reasonably certain to exercise. The Company recognizes cash or lease incentives as a reduction to the ROU asset. ROU assets are assessed for impairment in accordance with the Company's long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.

In July of 2020, the Company sold, in separate unrelated transactions, to unaffiliated third parties: i) its corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. The net proceeds from the sale of these assets will be used for general corporate purposes. As a result of these transactions, a gain on sale of assets of $11.3 million was recognized, which is included in the Company's unaudited condensed consolidated statement of operations in gain on sale of assets for the 13 and 26 weeks ended August 1, 2020.
In connection with each of the sales, the Company leased-back from the applicable purchasers its corporate headquarters for an initial term of ten years, and the ancillary office space and refurbishment center for two years. The leaseback agreement for the corporate headquarters contains three renewal periods of five years each; the Company recognized only the initial term of the lease as part of its right-of-use asset and lease liability for the corporate headquarters. The other facilities do not contain a renewal option. The annual rent for the corporate headquarters will start at $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses and will increase by 2.25% per year. The annual rent for the other facilities will be $1.3 million with no rent escalation, plus taxes, utilities, management fees and other operating and maintenance expenses. These leaseback agreements are accounted for as operating leases.
With respect to the leaseback of the corporate headquarters, the Company agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure the Company's lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, as of August 1, 2020 the Company recognized a contract asset for the same amount within “prepaid expenses and other current assets” representing the variable consideration on the purchase price. Upon delivering the letter of credit, the Company will be entitled to a rent credit of an equivalent amount. This variable consideration is included in the total gain on sale of assets recognized during the second quarter of 2020.
Subsequent to the 26 weeks ended August 1, 2020, we sold and leased-back the Company's Australian and Canadian headquarters. See Note 11, "Subsequent Events," for further information.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Operating lease cost	$78.9	$85.0	$160.3	$171.2
Variable lease cost (1)	19.2	24.8	40.1	49.1
Total rent expense	$98.1	$109.8	$200.4	$220.3
_____________________________________________
(1) Variable lease cost primarily includes percentage rentals and variable executory costs.
During the 26 weeks ended August 1, 2020 and August 3, 2019, the Company had cash outflows of $101.8 million and $150.6 million, respectively, associated with operating leases. Refer to Note 2, "COVID-19 Impacts" as it pertains to impacts of rent obligations due to COVID-19. The Company recognized $34.5 million and $84.7 million during the 26 weeks ended August 1, 2020 and August 3, 2019, respectively, of ROU assets that were obtained in exchange for operating lease obligations. During the 13 and 26 weeks ended August 1, 2020, $0.1 million and $0.6 million, respectively, of store-level ROU asset impairment charges were recognized. The Company did not record any impairment charges related to ROU assets during the 13 and 26 weeks ended August 3, 2019.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of the Company's lease liabilities, as of August 1, 2020, August 3, 2019, and February 1, 2020, were as follows:

	August 1, 2020	August 3, 2019	February 1, 2020
Weighted-average remaining lease term (years)(1)	4.6	4.5	4.7
Weighted-average discount rate	4.5%	4.5%	4.1%
_____________________________________________
(1) The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of August 1, 2020, August 3, 2019 and February 1, 2020. This weighted average calculation differs from the Company's simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.
Expected lease payments associated with the Company's operating lease liabilities, excluding percentage rentals, as of August 1, 2020, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2020, as of August 1, 2020	$137.5
Fiscal Year 2021	201.2
Fiscal Year 2022	139.6
Fiscal Year 2023	99.2
Fiscal Year 2024	70.5
Thereafter	120.5
Total remaining lease payments	768.5
Less: Interest	(74.2)
Present value of lease liabilities (2)	$694.3
_______________________________________________________________
(1) Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2) The present value of lease liabilities consist of $218.8 million classified as current portion of operating lease liabilities and $475.5 million classified as long-term operating lease liabilities.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6. Debt
The carrying value of the Company's debt is comprised as follows (in millions):

	August 1, 2020	August 3, 2019	February 1, 2020
Revolving credit facility due November 2022	$35.0	$—	$—
French term loans due June 2021	23.5	—	—
2021 Senior Notes principal amount	198.2	421.4	421.4
2023 Senior Notes principal amount	216.4	—	—
Less: Senior Notes unamortized debt financing costs	(0.9)	(2.3)	(1.6)
Total debt, net(1)	$472.2	$419.1	$419.8
Less: short-term debt and current portion of long-term debt(2)	(256.3)	—	—
Long-term debt, net	$215.9	$419.1	$419.8
_______________________________________________________________
(1) The Company's subsidiary Micromania SAS obtained an unsecured credit facility during the second quarter of fiscal 2020, which was undrawn and had no outstanding borrowings under the facility as of August 1, 2020.
(2) Includes the revolving credit facility due November 2022, the French term loans due June 2021, and the current portion of the 2021 Senior Notes, net of the associated unamortized debt financing costs.
Senior Notes
2023 Senior Notes. On June 5, 2020, the Company launched an offer to exchange (the “Exchange Offer”) any and all of its then outstanding $414.6 million aggregate principal amount of its 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes") by eligible holders for up to $414.6 million of newly issued secured senior notes due 2023 (the “2023 Senior Notes”). On July 6, 2020, in connection with the settlement of the Exchange Offer, the Company issued $216.4 million aggregate principal amount of the 2023 Senior Notes, which bear interest at a rate of 10.00% per annum, payable semi-annually in arrears on March 15 and September 15 of each year, beginning on September 15, 2020. The 2023 Senior Notes will mature on March 15, 2023. The Company incurred fees and expenses related to the Exchange Offer of $7.4 million, primarily consisting of bank and legal fees, which are included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations for the 13 and 26 weeks ended August 1, 2020. Additionally, approximately 52% or $0.5 million of the unamortized deferred financing costs associated with the outstanding 2021 Senior Notes will be amortized over the term of the 2023 Senior Notes.
The 2023 Senior Notes are redeemable at the Company's option in whole or in part prior to March 15, 2022 at a price equal to 100.0% of the principal amount plus a “make-whole premium,” together with accrued and unpaid interest. On or after March 15, 2022, the 2023 Senior Notes will be redeemable, in whole or in part, at a redemption price equal to 100.0% of the principal amount plus accrued and unpaid interest, if any, up to but not including the applicable redemption date. In addition, at any time on or prior to March 15, 2022, the Company may, subject to certain limitations, redeem up to 35.0% of the aggregate principal amount of the 2023 Senior Notes at a redemption price equal to 110.0% of the aggregate principal amount thereof, plus accrued and unpaid interest, if any, up to but not including the applicable redemption date, with the net cash proceeds of certain equity offerings. If the Company or its restricted subsidiaries sell assets, under certain circumstances, it will be required to use the net proceeds to make an offer to repurchase 2023 Senior Notes at an offer price in cash in an amount equal to 100.0% of the principal amount plus accrued and unpaid interest, if any, up to but not including the repurchase date. Upon a Change of Control (as defined in the indenture governing the 2023 Senior Notes), the Company must offer to purchase the 2023 Senior Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any, up to but not including the date of such repurchase.
The Company's obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior secured basis by each of its existing and future domestic subsidiaries that guarantee certain of the Company's indebtedness or indebtedness of guarantors, including indebtedness under the Company's asset-based revolving credit facility. The 2023 Senior Notes and the related guarantees are secured by first-priority liens on most of the Company's and the guarantors’ assets other than certain Excluded Property and ABL Priority Collateral (each as defined in the indenture governing the 2023 Senior Notes), and by second-priority liens on the ABL Priority Collateral (which generally includes most of the Company's and the guarantors’ credit card receivables, accounts receivable, payment intangibles, inventory, pledged deposit accounts and related assets), in each case, subject to certain exceptions and permitted liens.
The indenture governing the 2023 Senior Notes contains covenants that restrict the Company's ability and that of its restricted subsidiaries to incur, assume or permit to exist additional indebtedness or guaranty obligations; declare or pay dividends or redeem or repurchase capital stock; prepay, redeem or purchase certain subordinated indebtedness; issue certain preferred stock or similar equity securities; make loans and certain investments; sell assets; incur liens; engage in transactions with affiliates; enter into agreements restricting the ability of subsidiaries to pay dividends; and engage in mergers, acquisitions and

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
other business combinations. If the 2023 Senior Notes are assigned investment grade ratings and no default or event of default has occurred and is continuing, certain of these covenants will be suspended. The 2023 Senior Notes indenture also contains certain affirmative covenants and events of default.
The 2023 Senior Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or the securities laws of any state and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act and applicable state securities laws.
2021 Senior Notes. In March 2016, the Company issued $475.0 million aggregate principal amount of unsecured 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). The 2021 Senior Notes bear interest at the rate of 6.75% per annum with interest payable semi-annually in arrears on March 15 and September 15 of each year beginning on September 15, 2016. The net proceeds from the offering were used for general corporate purposes, including acquisitions and dividends. The Company incurred fees and expenses related to the 2021 Senior Notes offering of $8.1 million, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the notes. In connection with the Exchange Offer discussed above, approximately $0.5 million of these fees and expenses are now being amortized as interest expense over the term of the 2023 Notes. The 2021 Senior Notes were sold in a private placement and are not registered under the Securities Act. The 2021 Senior Notes were offered in the United States to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
During the 26 weeks ended August 1, 2020, the Company repurchased $6.8 million of its 2021 Senior Notes in open market transactions at prices ranging from 71.5% to 79.1% of par value, of which $0.5 million were retired as of May 2, 2020, with the remaining $6.3 million retired as of May 21, 2020. In connection with the Exchange Offer, $216.4 million aggregate principal amount of the 2021 Senior Notes was exchanged at par for the 2023 Senior Notes and all interest that had accrued on the 2021 Senior Notes that were exchanged was paid through July 6, 2020, thus leaving an aggregate principal amount of the 2021 Senior Notes of $198.2 million as of August 1, 2020.
During the first half of fiscal 2019, the Company repurchased $53.6 million of its 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of par value.
In connection with the Exchange Offer, the Company entered into the Fifth Supplemental Indenture governing its 2021 Senior Notes, which became effective on July 6, 2020. The Fifth Supplemental Indenture deleted several sections of the original indenture in their entirety, including sections that placed certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, stock repurchases, the incurrence of additional debt, the repurchase of debt and payments of dividends to its stockholders.
In addition, the Fifth Supplemental Indenture eliminated certain events of default, including defaults related to the failure to pay, or acceleration of, other debt, breaches of covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization of the Company's subsidiaries. However, the indenture continues to include events of default for failure to pay the principal or interest owing in respect of the 2021 Senior Notes and for certain events of bankruptcy, insolvency and reorganization of the Company. If an event of default, as amended by the Fifth Supplemental Indenture, were to occur and be continuing, then the principal amount of the 2021 Senior Notes, plus accrued and unpaid interest, if any, could be declared to be immediately due and payable. Such amounts would automatically become due and payable if an event of default relating to certain events of bankruptcy, insolvency or reorganization were to occur.
Revolving Credit Facility
The Company maintains an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $50 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of the Company and the assets of its domestic subsidiaries.
Borrowing availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraisal value of the inventory, plus 90% of eligible credit card receivables, net of certain reserves. The borrowing base provides for borrowing of up to 92.5% of the appraisal value during the period between July 15 and October 15 of each year. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. The Company's ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 20%, or is projected to be within six months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $30 million or

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2) 10% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.0:1.0 (the "Availability Reduction").
The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, additional liens, investments, loans, guarantees, acquisitions and the incurrence of additional indebtedness. Absent consent from the Company's lenders, it may not incur more than $1 billion of senior secured debt and $750 million of additional unsecured indebtedness to be limited to $250 million in general unsecured obligations and $500 million in unsecured obligations to finance acquisitions valued at $500 million or more.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company's average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 1, 2020, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default with corresponding grace periods, including failure to pay any principal or interest when due, failure to comply with covenants, any material representation or warranty made by the Company or the borrowers proving to be false in any material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 26 weeks ended August 1, 2020, the Company borrowed $150.0 million and repaid $115.0 million under its revolving credit facility. As of August 1, 2020, total availability under the Revolver after giving effect to the Availability Reduction was $28.4 million, with outstanding borrowings of $35.0 million and outstanding standby letters of credit of $27.3 million. The Company is currently in compliance with the financial requirements of the Revolver.
The Revolver terms stated above were in effect as of August 1, 2020. On August 28, 2020 the Company entered into an agreement that amended certain terms of the Revolver and a new letter of credit facility with Bank of America, N.A. See Note 11, "Subsequent Events" for further details.
Luxembourg Line of Credit
In September 2007, the Company's Luxembourg subsidiary entered into a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to the Company's foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.0 million.
French Term Loans and Credit Facility
During the second quarter of fiscal 2020, the Company's French subsidiary, Micromania SAS, entered into three separate unsecured term loans for a total of €20.0 million. The term loans bear interest at 0% and mature in June 2021, but may be extended for up to five additional years at Micromania SAS's request. In connection with any extension, the interest rate would increase at a rate to be determined at the time of the extension. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
In addition, Micromania SAS obtained a credit facility of €20.0 million that allows it to obtain short term loans of 10 to 93 days in duration to support its working capital needs. €10.0 million of the commitments expire in March 2021 and the remaining €10.0 million expire in June 2021. Loans made under the credit facility accrue interest at a variable rate tied to the Euro Interbank Offered Rate plus an applicable margin of 1.5% and are secured by a pledge of the bank account from which repayments of the loans are or will be made. As of August 1, 2020, the credit facility was undrawn and there were no outstanding borrowings under the facility.
Each of the term loans and the credit facility restrict the ability of Micromania SAS to make distributions and loans to its affiliates and include various events that result in the automatic acceleration of the loans, including failure to pay any principal or interest when due, acceleration of other indebtedness, a change of control and certain bankruptcy, insolvency or receivership events.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
7. Commitments and Contingencies
Commitments
During the 26 weeks ended August 1, 2020, there were no material changes to the Company's commitments as disclosed in its 2019 Annual Report on Form 10-K.
Contingencies
Legal Proceedings
In the ordinary course of business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions and consumer class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of its stockholders. The Company does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on its financial condition, results of operations or liquidity.
8. Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. The Company has certain undistributed stock awards that participate in dividends on a nonforfeitable basis, however, their impact on earnings per share under the two-class method is negligible.
A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions):

	13 Weeks Ended		26 Weeks Ended
	August 1, 2020	August 3, 2019	August 1, 2020	August 3, 2019
Weighted-average common shares outstanding	65.0	100.0	64.7	101.2
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted-average diluted common shares outstanding	65.0	100.0	64.7	101.2

Anti-dilutive stock options and restricted stock awards	3.7	2.5	3.7	2.5

9. Segment Information
The Company operates its business in four geographic segments: United States, Canada, Australia and Europe.
The Company identifies segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; its e-commerce website www.gamestop.com; Game Informer® magazine; and Simply Mac, which was sold in September 2019. The United States segment also includes general and administrative expenses related to the Company's corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries. As a result of the rationalization of our global store base and the wind-down of certain European operations that began in fiscal 2019, as of August 1, 2020 the Company has ongoing operations in 6 European countries. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 26 weeks ended August 1, 2020 and August 3, 2019.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the 13 and 26 weeks ended August 1, 2020 and August 3, 2019 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended August 1, 2020
Net sales	$584.2	$41.9	$149.1	$166.8	$942.0
Operating (loss) earnings	(71.7)	(0.7)	11.6	(24.8)	(85.6)
13 weeks ended August 3, 2019
Net sales	$880.0	$63.0	$121.2	$221.5	$1,285.7
Operating loss	(414.1)	(7.1)	(2.2)	(23.3)	(446.7)

	United States	Canada	Australia	Europe	Consolidated
26 weeks ended August 1, 2020
Net sales	$1,344.8	$81.6	$262.8	$273.8	$1,963.0
Operating (loss) earnings	(122.8)	(10.1)	11.1	(71.8)	(193.6)
26 weeks ended August 3, 2019
Net sales	$2,023.2	$135.6	$222.8	$451.8	$2,833.4
Operating loss	(361.9)	(12.4)	(10.4)	(44.5)	(429.2)

10. Income Taxes
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020, the carryback of a net operating loss for fiscal 2020, the modification of limitation on business interest and the technical correction with respect to qualified improvement property.
The Company recognized income tax expense of $17.9 million for the 13 weeks ended August 1, 2020 compared to an income tax benefit of $40.1 million for the 13 weeks ended August 3, 2019. The Company's effective income tax rate decreased to (19.2)% for the 13 weeks ended August 1, 2020 compared to 8.8% for the 13 weeks ended August 3, 2019. The decrease in the effective income tax rate and the corresponding change from tax benefit to tax expense compared to the prior year quarter was primarily driven by the significant decrease in the pre-tax book loss, impacts of the CARES Act, the relative mix of earnings across the jurisdictions within which the Company operates, the impact of significant valuation allowances established in the U.S. in the current year, and the discrete tax effect of the sale and leaseback transactions during the second quarter.
The Company recognized income tax expense of $68.3 million for the 26 weeks ended August 1, 2020 compared to an income tax benefit of $37.8 million for the 26 weeks ended August 3, 2019. The Company's effective income tax rate decreased to (32.9)% for the 26 weeks ended August 1, 2020 compared to 8.5% for the 26 weeks ended August 3, 2019. The decrease in the effective income tax rate and the corresponding change from tax benefit to tax expense compared to the prior year quarter was primarily driven by the significant decrease in the pre-tax book loss, impacts of the CARES Act, the relative mix of earnings across the jurisdictions within which the Company operates, the impact of significant valuation allowances established in the U.S. in the current year, and the discrete tax effect of the sale and leaseback transactions during the second quarter.
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit the use of existing deferred tax assets. The Company has established valuation allowances in certain foreign jurisdictions where it has determined existing deferred tax assets are not more likely than not to be realized. During the first quarter of fiscal 2020, a full valuation allowance was established on all the U.S. and state deferred tax assets in the amount of $53.0 million. The Company continues to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings. Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish a valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
11. Subsequent Events
Sale-Leaseback Transactions
On August 12, 2020, the Company sold its Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an initial annual base rent of approximately $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses which will increase 3.0% annually. The Company intends to use the net proceeds from the sale for general corporate purposes.
On September 1, 2020, the Company sold its Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leaseback the facility for a term of five years on market rate terms at an annual base rent of approximately $0.9 million (subject to customary annual rent escalations) plus taxes, utilities, management fees and other operating and maintenance expenses. The Company intends to use the net proceeds from the sale of its Canadian headquarters for general corporate purposes.
Amendment to Revolving Credit Facility
On August 28, 2020, the Company entered into the fourth amendment (the “Fourth Amendment”) to the credit agreement governing its Revolver ("Credit Agreement") giving effect to certain amendments, including, but not limited to the following:
•Reduced the amount of the excess availability trigger that determines whether the Company is subject to a fixed charge coverage ratio covenant of 1.0:1.0 from the greater of $30 million and 10% of the borrowing base to the greater of $12.5 million and 10% of the borrowing base;
•Increased the sublimit for the issuances of letters of credit under the Credit Agreement from $50 million to $100 million; and
•Increased the amount of letters of credit debt permitted to be issued separately from, and not pursuant to, the Credit Agreement from $25 million to (i) up to $150 million for letters of credit issued by borrowers/guarantors under the Credit Agreement and (ii) up to $75 million for letters of credit issued for the benefit of foreign subsidiaries, subject to the understanding that the outstanding amount of letters of credit issued under the Credit Agreement, combined with the outstanding amount of letters of credit otherwise permitted by the Credit Agreement cannot exceed $275 million in the aggregate.
Letter of Credit Facility
Also on August 28, 2020, the Company entered into a new letter of credit facility (the “LC Facility”) with Bank of America, N.A. (the “Lender”). The LC Facility provides for the issuance, at the Lender’s option and discretion, of letters of credit cash collateralized at 103% of the face amount thereof, in an amount not to exceed (i) $150 million through February 14, 2021 and (ii) $75 million from February 15, 2021 through August 31, 2021. The Lender may terminate the LC Facility at any time. The Company is obligated to pay a fee of 250 basis points per year on the daily undrawn face amount of each letter of credit and such additional fees as may be agreed by the Company and the Lender at the time each letter of credit is issued.
Details on the Fourth Amendment and the LC Facility are included in the Form 8-K the Company filed with the Securities and Exchange Commission on September 2, 2020.

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

These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those described under the heading “Risk Factors” in this quarterly report on Form 10-Q and Exhibit 99.4 to the Form 8-K filed with the SEC on June 5, 2020, and include risks related to:
•macroeconomic pressures, including the effects of COVID-19 on consumer spending;
•the impact of COVID-19, including government restrictions, on our business and financial results;
•the impact of COVID-19 on costs and availability of capital;
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
•potential future actions by activist stockholders;
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

OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is the world's largest video game retailer, which operates approximately 5,100 stores across 10 countries, and offers the best selection of new and pre-owned video gaming consoles, accessories and video game titles, in both physical and digital formats. GameStop also offers fans a wide variety of POP! vinyl figures, collectibles, board games and more. Through GameStop's unique buy-sell-trade program, gamers can trade in video game consoles, games, and accessories, as well as consumer electronics for cash or in-store credit. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
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
Impact from COVID-19
Due to the COVID-19 pandemic, we temporarily closed our U.S. store locations to customer access, as well as closed store locations in Canada, Europe and New Zealand. These temporary store closures began in late March 2020 and by the end of fiscal June 2020, 98% of our stores globally were open to the public following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities. During the period of temporary closures, we took several steps to continue to serve our customers via our omnichannel platform by enhancing our online capabilities and curbside pick-up options while also lowering our purchase and expense levels to correspond with the lower demand.
The substantial majority of our stores across the various geographies where we operate have re-opened to the public for the latter portion of the 13 weeks ended August 1, 2020 following the health and safety protocols recommended by the local health and governmental authorities. In addition, many of our stores in the United States continued offering curbside pick-up, ship from store and e-commerce delivery options while they were open to the public. We continue to prioritize the health and safety of our customers and team members. As a result, during the 26 weeks ended August 1, 2020, we incurred $21.4 million to mitigate the impact of the COVID-19 pandemic including incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate.
The COVID-19 pandemic remains a rapidly evolving situation and the impact on our business, operating results, cash flows and financial conditions will also depend on many factors that are not within our control, including the following:
•the geographies impacted by the virus;
•changes in consumer confidence and consumer spending habits, including spending for the merchandise that we sell;
•negative trends in consumer purchasing patterns due to changes in consumers' disposable income, credit availability and debt levels;
•the availability of additional economic stimulus programs introduced by the various governments where we operate;
•disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products;
•delays in the release of key video game titles; and
•a slowdown in the U.S. and global economies, and the timing of the post-pandemic economic recovery.
We are taking steps to improve cash flows and liquidity, which we believe will help us emerge from the COVID-19 pandemic as a more resilient company. These steps include the following:
•reducing inventory receipts to match demand, focusing our purchasing efforts on key hardware, software and accessories products;
•lowering capital spending to focus on mandatory maintenance or near-term high value strategic projects;
•divesting non-strategic assets to free up cash that will be re-deployed for certain strategic investments and initiatives, including the recent completion of sale and lease-back transactions; and
•completing the exchange offer for our senior notes due in 2021.

In addition, during the first quarter of fiscal 2020 and the beginning of the second quarter of fiscal 2020, we took the following steps to preserve liquidity while most of our stores were temporarily closed:
•reduced the base salary for our executive leadership team by graduated amounts ranging from 30%-50% for 9 weeks;
•lowered the cash compensation for the members of the Board of Directors by 50% for 9 weeks;
•reduced pay for certain other employees by graduated amounts across most of the worldwide permanent workforce between 10% and 30% for 9 weeks; and
•forewent merit pay increases for the majority of our associates for fiscal 2020.

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
Historically, stores with an active lease designation were included in our comparable stores sales even if there were temporary closures because such temporary closures were primarily due to remodeling and relocations and were typically resolved within fewer than 14 days. Beginning in the first quarter of our fiscal year 2020, we refined the definition of comparable store sales to exclude stores that were closed for 14 consecutive days or more and where curbside delivery was not available to customers. Therefore, comparable sales results for the 13 and 26 weeks ended August 1, 2020 exclude stores that were closed for 14 consecutive days or more primarily due to the COVID-19 pandemic where curbside delivery was not available to customers. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of our stores. Comparable store sales reported in prior periods are not affected by this revision.
The calculation of comparable store sales compares the 13 and 26 weeks ended August 1, 2020 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omnichannel retailer that provides its consumers several ways to access its products.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				26 Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$942.0	100.0%	$1,285.7	100.0%	$1,963.0	100.0%	$2,833.4	100.0%
Cost of sales	689.8	73.2	886.6	69.0	1,428.4	72.8	1,963.1	69.3
Gross profit	252.2	26.8	399.1	31.0	534.6	27.2	870.3	30.7
Selling, general and administrative expenses	348.2	37.0	481.9	37.4	734.7	37.5	935.6	33.0
Goodwill and asset impairments	0.9	0.1	363.9	28.3	4.8	0.2	363.9	12.8
Gain on disposal of assets	(11.3)	(1.2)	—	—	(11.3)	(0.6)	—	—
Operating loss	(85.6)	(9.1)	(446.7)	(34.7)	(193.6)	(9.9)	(429.2)	(15.1)
Interest expense, net	7.5	0.8	7.0	0.6	14.2	0.7	14.7	0.6
Loss from continuing operations before income taxes	(93.1)	(9.9)	(453.7)	(35.3)	(207.8)	(10.6)	(443.9)	(15.7)
Income tax expense (benefit)	17.9	1.9	(40.1)	(3.1)	68.3	3.5	(37.8)	(1.4)
Net loss from continuing operations	(111.0)	(11.8)	(413.6)	(32.2)	(276.1)	(14.1)	(406.1)	(14.3)
Loss from discontinued operations, net of tax	(0.3)	—	(1.7)	(0.1)	(0.9)	—	(2.4)	(0.1)
Net loss	$(111.3)	(11.8)%	$(415.3)	(32.3)%	$(277.0)	(14.1)%	$(408.5)	(14.4)%
We revised the categories of our similar products at the end of fiscal 2019. See Note 3, "Revenue," for further details. The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	13 Weeks Ended				26 Weeks Ended
	August 1, 2020		August 3, 2019		August 1, 2020		August 3, 2019
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$441.6	46.9%	$554.9	43.2%	$954.7	48.6%	$1,211.4	42.7%
Software	386.5	41.0	558.3	43.4	803.5	41.0	1,291.4	45.6
Collectibles	113.9	12.1	172.5	13.4	204.8	10.4	330.6	11.7
Total	$942.0	100.0%	$1,285.7	100.0%	$1,963.0	100.0%	$2,833.4	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	13 Weeks Ended
	August 1, 2020			August 3, 2019
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$584.2	62.0%	(20.1)%	$880.0	68.4%	(14.0)%
Canada	41.9	4.4	(15.6)	63.0	4.9	(13.4)
Australia	149.1	15.8	30.9	121.2	9.5	(4.0)
Europe	166.8	17.8	(11.6)	221.5	17.2	(5.4)
Total	$942.0	100.0%	(12.7)%	$1,285.7	100.0%	(11.6)%

	26 Weeks Ended
	August 1, 2020			August 3, 2019
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$1,344.8	68.5%	(21.8)%	$2,023.2	71.4%	(11.9)%
Canada	81.6	4.2	(11.2)	135.6	4.8	(9.8)
Australia	262.8	13.4	32.4	222.8	7.9	(5.9)
Europe	273.8	13.9	(10.3)	451.8	15.9	(9.2)
Total	$1,963.0	100.0%	(15.1)%	$2,833.4	100.0%	(10.9)%
Net Sales
Net sales decreased $343.7 million (26.7%) and $870.4 million (30.7%), during the 13 and 26 weeks ended August 1, 2020, respectively, compared to their prior year periods. Comparable store sales decreased 12.7% and 15.1% during the current quarter and year-to-date periods, respectively. The decrease in net sales for the quarter and year-to-date periods was primarily attributable to the combined impacts of temporary store closures to customer traffic in the United States, Canada and Europe due to the COVID-19 pandemic and the cyclicality of new hardware consoles, which are expected to launch in the fourth quarter of 2020. Although the substantial majority of our stores were able to open for the latter portion the second quarter of fiscal 2020, the negative impact related to the on-going COVID-19 pandemic continued to affect our store operations in the United States, Canada, Europe and New Zealand. These declines were partially offset by the performance in our Australia segment which experienced a 23.0% and 18.0% increase in sales during the 13 and 26 weeks ended August 1, 2020, respectively, as stores in Australia remained open during those weeks. These declines were also partially offset by the increase in our e-commerce sales, which increased 800% and 644% in the current quarter and year-to-date periods, respectively, compared to the prior year periods. Although our sales have decreased compared to the prior year periods as described above, we believe the COVID-19 pandemic has increased demand for at home entertainment and connectivity products as consumers are spending more time in their homes and seek in-home entertainment options.
Net sales during the 13 weeks ended August 1, 2020 in our United States, Canada and Europe segments declined by 33.6%, 33.5% and 24.7%, respectively, while net sales in our Australia segment increased 23.0%, when compared to the 13 weeks ended August 3, 2019. Comparable store sales in the United States, Canada and Europe decreased by 20.1%, 15.6% and 11.6%, respectively, while comparable store sales increased in the Australia segment by 30.9%, primarily due to the factors described above.
Net sales during the 26 weeks ended August 1, 2020 in our United States, Canada and Europe segments declined by 33.5%, 39.8% and 39.4%, respectively, while net sales in our Australia segment increased 18.0%, when compared to the 26 weeks ended August 3, 2019. Comparable store sales in the United States, Canada and Europe decreased by 21.8%, 11.2% and 10.3%, respectively, while comparable store sales increased in the Australia segment by 32.4%, primarily due to the factors described above.
Gross Profit
Gross profit decreased 36.8% and 38.6% for the 13 and 26 weeks ended August 1, 2020, respectively, compared to the prior year periods, primarily due to the decrease in sales. Gross profit as a percentage of net sales decreased to 26.8% and 27.2% in the current quarter and year-to-date periods compared to 31.0% and 30.7% in the prior year quarter and year-to-date periods, respectively, primarily due to a shift in product mix to lower margin products including the shift to new hardware and accessories within our hardware and accessories product category. In addition, the year-to-date change includes a shift in product mix to new software.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased $133.7 million (27.7%) and $200.9 million (21.5%) for the 13 and 26 weeks ended August 1, 2020, respectively compared to the prior year periods. The prior year quarter and year-to-date periods included $33.1 million of costs associated with our transformation initiatives and severance. Excluding these charges, the decrease in SG&A for both the quarter and year-to-date periods was primarily due to reductions in payroll and other variable overhead expenses due to temporary store closures as a result of the COVID-19 pandemic and cost savings achieved as a result of our GameStop Reboot plan. See Note 2, "COVID-19 Impacts" for further details.

Goodwill and Asset Impairments
During the 13 and 26 weeks ended August 1, 2020, we recognized asset impairment charges totaling $0.9 million and $4.8 million, respectively. The charges consist of $0.5 million and $3.2 million, for the current quarter and year-to-date periods, respectively, in impairment charges related to our formerly-owned corporate aircraft, which we sold in the second fiscal quarter of 2020 and $0.4 million and $1.6 million, for the current quarter and year-to-date periods, respectively, in impairment charges associated with store-level assets.
During the 13 and 26 weeks ended August 3, 2019, we recognized a goodwill impairment charge totaling $363.9 million. The impairment charge was primarily as a result of a decline in our market capitalization. As a result of the impairment charge, we have no remaining goodwill.
Gain on Sale of Assets
In July of 2020, we sold, in separate unrelated transactions, to unaffiliated third parties i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. The net proceeds from the sale of these assets will be used for general corporate purposes. As a result of these transactions, a gain on sale of assets of $11.3 million was recognized for the 13 weeks and 26 weeks ended August 1, 2020.
In connection with each of these sales, we leased-back from the applicable purchasers our corporate headquarters for an initial term of ten years, and the ancillary office space and refurbishment center for two years. The leaseback agreement for the corporate headquarters contains three renewal periods of five years each; we recognized only the initial term of the lease as part of our right-of-use asset and lease liability for the corporate headquarters. The other facilities do not contain a renewal option. The annual rent for the corporate headquarters will start at $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses and will increase by 2.25% per year. The annual rent for the other facilities will be $1.3 million with no rent escalation, plus taxes, utilities, management fees and other operating and maintenance expenses. These leaseback agreements are accounted for as operating leases.
With respect to the leaseback of the corporate headquarters, we agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure our lease obligation. Upon delivering such letter of credit, we will be entitled to a rent credit of $2.8 million. This variable consideration is included in the total gain on sale of assets recognized during the second quarter of 2020.
Interest Expense, Net
Interest expense, net increased by $0.5 million (7.1%) during the 13 weeks ended August 1, 2020 compared to the 13 weeks ended August 3, 2019, primarily due to a decrease in interest income, offset by a decrease in interest expense as a result of the premiums paid in the prior year period on the repurchase of $50.5 million aggregate principal amount of our 2021 Senior Notes during the second quarter of fiscal 2019 and the repurchase of $6.8 million aggregate principal amount of our 2021 Senior Notes during the first half of fiscal 2020.
Interest expense, net decreased by $0.5 million (3.4%), during the 26 weeks ended August 1, 2020 compared to the 26 weeks ended August 3, 2019, primarily due to the early redemption of our $350.0 million 2019 Senior Notes on April 4, 2019 and the repurchase of $6.8 million aggregate principal amount of our 2021 Senior Notes during the first half of fiscal 2020, offset by a decrease in interest income.
Income Tax Expense (Benefit)
We recognized income tax expense of $17.9 million for the 13 weeks ended August 1, 2020 compared to an income tax benefit of $40.1 million for the 13 weeks ended August 3, 2019. Our effective income tax rate decreased to (19.2)% for the 13 weeks ended August 1, 2020 compared to 8.8% for the 13 weeks ended August 3, 2019. The decrease in the effective income tax rate and the corresponding change from tax benefit to tax expense compared to the prior year quarter was primarily driven by the significant decrease in the pre-tax book loss, impacts of the CARES Act, the relative mix of earnings across the jurisdictions within which we operate, the impact of significant valuation allowances established in the U.S. in the current year, and the discrete tax effect of the sale and leaseback transactions during the second quarter.
We recognized income tax expense of $68.3 million for the 26 weeks ended August 1, 2020 compared to an income tax benefit of $37.8 million for the 26 weeks ended August 3, 2019. Our effective income tax rate decreased to (32.9)% for the 26 weeks ended August 1, 2020 compared to 8.5% for the 26 weeks ended August 3, 2019. The decrease in the effective income tax rate and the corresponding change from tax benefit to tax expense compared to the prior year quarter was primarily driven by the significant decrease in the pre-tax book loss, impacts of the CARES Act, the relative mix of earnings across the jurisdictions within which we operate, the impact of significant valuation allowances established in the U.S. in the current year, and the discrete tax effect of the sale and leaseback transactions during the second quarter.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facility. As of August 1, 2020, we had total cash on hand of $735.1 million and an additional $28.4 million of available borrowing capacity under our $420 million asset-based revolving credit facility (the "Revolver"), which had $35.0 million of outstanding borrowings as of August 1, 2020. Our total cash on hand includes $43.2 million proceeds, net of costs to sell and other deductions, from the sales and leasebacks of our corporate headquarters, ancillary office space and a nearby refurbishment center in Grapevine, Texas and $8.6 million net proceeds from the sale of our corporate aircraft. See Note 1, "General Information," and Note 5, "Leases," for further information.
Availability under our Revolver, which was increased subsequent to August 1, 2020, as described in the Sources of Liquidity section below, provides us additional liquidity throughout the course of the year to fund our operations. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under the Revolver together will provide sufficient liquidity to fund our operations and transformation initiatives and support corporate capital allocation programs, including any share or debt repurchases that we may undertake, for the next 12 months and the foreseeable future. While factors related to COVID-19 have negatively impacted our results for the first quarter ended May 2, 2020, results for our second quarter ended August 1, 2020, as compared to our first quarter of fiscal 2020, have improved as we continued to achieve the cash flow benefits from cost savings and expense reduction initiatives, as well as disciplined working capital management which supports an improved liquidity position.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, repurchasing shares of our common stock or our outstanding debt obligations, as well as other transactions that we believe may enhance stockholder value. Specific to our 2021 Senior Notes, on July 6, 2020 we issued $216.4 million aggregate principal amount of the 2023 Senior Notes in exchange for the same aggregate principal amount of our 2021 Senior Notes. See Note 6, "Debt," for further details on this debt exchange. The amount, nature and timing of any strategic operational changes, or purchases of our debt or equity securities will depend on our available cash and liquidity, operating performance and other circumstances; our then-current commitments and obligations; the amount, nature and timing of our capital requirements; any limitations imposed by our current credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our unprofitable operating subsidiaries and business units that operate within our international segments. We currently believe that the aggregate amount of any potential charges associated with the disposition or wind-down of certain operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization, would not be material to our liquidity, results of operations or financial condition.
As a result of the impact of COVID-19 around the world, many of our vendors have been impacted by the volatility in the supply chain financing market. As a result, in recent weeks, we have elected to use certain supply chain support instruments such as letters of credit with a select few vendors to ensure we are maximizing opportunities in our supply chain as the next generation of gaming consoles approaches in the coming few months. We may elect to further use these instruments in the future. Use of these instruments may utilize capacity of the borrowing base under our ABL revolving line of credit or potentially increase our balance of restricted cash.
Cash Flows
During the 26 weeks ended August 1, 2020, cash provided by operations was $143.5 million, compared to cash used in operations of $646.7 million during the 26 weeks ended August 3, 2019. The increase in cash provided by operations of $790.2 million was primarily attributable to the optimization of inventory and accounts payable levels as we have focused our operational process to optimize the cash conversion cycle and carry more efficient levels of inventory.
Cash provided by investing activities increased to $36.0 million during the 26 weeks ended August 1, 2020 compared to cash used in investing of $42.2 million during the 26 weeks ended August 3, 2019. The $78.2 million increase in cash provided by investing activities is primarily attributable to lower capital expenditures in the current year period and the proceeds from the sale and leaseback of our corporate headquarters, ancillary office space and a nearby refurbishment center in Grapevine, Texas and the sale of our corporate aircraft during the current year quarter. See Note 1, "General Information," and Note 5, "Leases" for further information.
During the 26 weeks ended August 1, 2020, cash provided by financing activities was $52.0 million, consisting primarily of a net $35.0 million draw down on our Revolver and $23.6 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS. During the 26 weeks ended August 3, 2019, cash used in financing activities was $508.7 million, consisting primarily of the redemption of our $350 million in aggregate principal of 5.5% unsecured senior notes, repurchases of our common stock totaling $62.9 million, open market repurchases of our 2021 Senior Notes totaling $53.6 million and dividends paid on our common stock of $40.5 million.

Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Our asset-based Revolver has a borrowing base capacity of $420 million and a maturity date of November 2022. As of August 1, 2020, our Revolver had a $200 million expansion feature and $50 million letter of credit sublimit and allowed for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of the Company. and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of August 1, 2020, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Also as of August 1, 2020 we had $35.0 million of outstanding borrowings and $27.3 million of outstanding standby letters of credit under our Revolver.
The agreement governing our Revolver and the indentures governing our 2021 Senior Notes and 2023 Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the agreement governing our Revolver and the indentures governing our 2021 Senior Notes and 2023 Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds. We are currently in compliance with all covenants under the indentures governing the 2021 Senior Notes and 2023 Senior Notes and the agreement governing our Revolver.
As of August 1, 2020, our 2021 Senior Notes and 2023 Senior Notes had an aggregate principal amount outstanding of $198.2 million and $216.4 million, respectively. Additionally, as of August 1, 2020, our term loans entered into by our French subsidiary, Micromania SAS, had an aggregate principal balance of €20.0 million.
See Note 6, “Debt,” to our unaudited consolidated financial statements for additional information related to our Revolver, French term loans, 2021 Senior Notes and 2023 Senior Notes.
Our French subsidiary, Micromania SAS, also maintains a credit facility of €20.0 million that allows it to obtain short term loans of 10 to 93 days in duration to support its working capital needs. €10.0 million of the commitments expire in March 2021 and the remaining €10.0 million expire in June 2021. Loans made under the credit facility accrue interest at a variable rate tied to the Euro Interbank offered Rate plus an applicable margin of 1.5% and are secured by a pledge of the bank account from which repayments of the loans are or will be made. As of August 1, 2020, the credit facility was undrawn and there were no outstanding borrowings under the facility.
Our Luxembourg subsidiary maintains a $20.0 million Uncommitted Line of Credit (the “Line of Credit”) with Bank of America. There is no term associated with the Line of Credit and Bank of America may withdraw the facility at any time without notice. The Line of Credit is available to our foreign subsidiaries for use primarily as a bank overdraft facility for short-term liquidity needs and for the issuance of bank guarantees and letters of credit to support operations. As of August 1, 2020, there were no cash overdrafts outstanding under the Line of Credit and bank guarantees outstanding totaled $1.0 million.
On August 28, 2020, we entered into the fourth amendment (“Fourth Amendment”) to the credit agreement governing our Revolver (“Credit Agreement”) giving effect to certain amendments, including, but not limited to the following:
•Reduced the amount of the excess availability trigger that determines whether the Company is subject to a fixed charge coverage ratio covenant of 1.0:1.0 from the greater of $30 million and 10% of the borrowing base to the greater of $12.5 million and 10% of the borrowing base;
•Increased the sublimit for the issuances of letters of credit under the Credit Agreement from $50 million to $100 million; and
•Increased the amount of letters of credit debt permitted to be issued separately from, and not pursuant to, the Credit Agreement from $25 million to (i) up to $150 million for letters of credit issued by borrowers/guarantors under the Credit Agreement and (ii) up to $75 million for letters of credit issued for the benefit of foreign subsidiaries, subject to the understanding that the outstanding amount of letters of credit issued under the Credit Agreement, combined with the outstanding amount of letters of credit otherwise permitted by the Credit Agreement cannot exceed $275 million in the aggregate.
On the same day, we entered into a new letter of credit facility (the “LC Facility”) with Bank of America, N.A. (the “Lender”). The LC Facility provides for the issuance, at the Lender’s option and discretion, of letters of credit cash collateralized at 103% of the face amount thereof, in an amount not to exceed (i) $150 million through February 14, 2021 and (ii) $75 million from February 15, 2021 through August 31, 2021.

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
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of August 1, 2020.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's quantitative disclosures about market risk as set forth in its 2019 Annual Report on Form 10-K, except as described below.
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
ITEM 4. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that its disclosure controls and procedures were effective as of August 1, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, the Company has required certain employees, some of whom are involved in the operation of the Company's internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting during the quarter ended August 1, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the impact of COVID-19 on its internal controls to minimize any impact it may have on their design and operating effectiveness.
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
In the ordinary course of its business, the Company is, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions and consumer class actions. The Company may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if it believes settlement is in the best interest of its stockholders. The Company does not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on its financial condition, results of operations or liquidity.
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

In addition, due to the issuance of the 2023 Senior Notes in connection with the Exchange Offer settled on July 6, 2020, the Company is providing the following new risk factors related to its indebtedness:
The indenture governing our 2023 Senior Notes and our revolving credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions or take advantage of certain business opportunities.
The indenture governing our 2023 Senior Notes and our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
•incur, assume or permit to exist additional indebtedness or guaranty certain obligations;
•declare dividends, make payments or redeem or repurchase capital stock or make distributions in respect of capital stock;
•prepay, redeem or purchase certain indebtedness;
•issue certain preferred stock or similar equity securities;
•make loans and certain investments;

•sell assets;
•incur liens;
•engage in transactions with affiliates;
•enter into agreements restricting our subsidiaries’ ability to pay dividends; and
•engage in mergers, acquisitions and other business combinations.
In addition, the restrictive covenants applicable to our revolving credit facility require us to maintain a fixed charge coverage ratio covenant of 1.0:1.0 in the event that excess availability under the revolving credit facility is at any time less than the greater of (1) $30.0 million prior to August 28, 2020 ($12.5 million beginning on August 28, 2020) and (2) 10% of the lesser of the total commitment and the borrowing base. As of August 1, 2020, we would not have been in compliance with the fixed charge coverage ratio covenant if it were in effect and, therefore, our borrowing capacity was effectively reduced by $30.0 million. The impact of the COVID-19 pandemic on our financial performance may impair our ability to comply with the fixed charge coverage ratio covenant in the future, which would also impact our access to the availability under the revolving credit facility.
A breach of the covenants or restrictions under the indenture governing our 2023 Senior Notes or our revolving credit facility could result in an event of default under the applicable indebtedness. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing necessary in order to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy. In addition, our financial results, our substantial indebtedness and our credit ratings could adversely affect the availability and terms of our financing.
To service our indebtedness, we will require a significant amount of cash. We may not be able to generate sufficient cash flow to meet our debt service obligations or refinance our debt on favorable terms.
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our revolving credit facility or to holders of our 2021 Senior Notes and our 2023 Senior Notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, including the 2021 Senior Notes and the 2023 Senior Notes, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect.
Our inability to generate sufficient cash flow to satisfy our debt obligations, including the 2021 Senior Notes and the 2023 Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an negative impact on our business, results of operations and financial condition.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
Although the indentures governing our 2021 Senior Notes and 2023 Senior Notes and our revolving credit facility agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in the indentures for our 2021 Senior Notes and 2023 Senior Notes or our revolving credit facility agreement. The incurrence of additional indebtedness could impact our financial condition and results of operations.

ITEM 6. EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
4.1	Indenture, dated as of July 6, 2020, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto as Subsidiary.	Current Report on Form 8-K	July 6, 2020
4.2	Form of 10.00% senior secured notes due 2023 (included in Exhibit 4.1).	Current Report on Form 8-K	July 6, 2020
4.3
Fifth Supplemental Indenture dated as of June 17, 2020, to the Indenture dated as of March 9, 2016, by and among GameStop Corp. as Issuer, the guarantors named therein and U.S. Bank National Association.
		Current Report on Form 8-K	July 6, 2020
10.1	Separation Agreement and Release dated June 1, 2020, by and between Daniel J. Kaufman and the Company.	Current Report on Form 8-K	June 4, 2020
10.2*	Letter Agreement between dated June 22, 2020, by and between Diana Saadeh-Jajeh and the Company.	Current Report on Form 8-K	July 2, 2020
10.3
Intercreditor Agreement, dated July 6, 2020, by and among Bank of America, N.A., U.S. Bank National Association, each additional representative from time to time party thereto, and each of the Credit Parties thereto.
		Current Report on Form 8-K	July 6, 2020
10.4	Pledge and Security Agreement, dated as of July 6, 2020 by and among the Company, the subsidiary guarantors party thereto, and U.S. Bank National Association.	Current Report on Form 8-K	July 6, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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
James A. Bell
Executive Vice President and Chief Financial Officer
(Principal Financial Officer)

Date: September 9, 2020

GAMESTOP CORP.

	By:	/s/ DIANA JAJEH
Diana Jajeh
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: September 9, 2020