Form 10-Q
period 2020-10-31
GameStop Corp.
filed 2020-12-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 1, 2020: 69,746,960

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	October 31, 2020	November 2, 2019	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$445.9	$290.3	$499.4
Restricted cash	140.7	0.3	0.3
Receivables, net	77.6	145.7	141.9
Merchandise inventories, net	861.0	1,286.7	859.7
Prepaid expenses and other current assets	126.7	127.3	120.6
Assets held-for-sale	—	12.8	11.8
Total current assets	1,651.9	1,863.1	1,633.7
Property and equipment, net	193.0	287.1	275.9
Operating lease right-of-use assets	666.7	758.1	767.0
Deferred income taxes	29.2	157.8	83.0
Long-term restricted cash	16.0	13.8	13.8
Other noncurrent assets	44.6	65.7	46.3
Total assets	$2,601.4	$3,145.6	$2,819.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$440.2	$709.9	$380.8
Accrued liabilities and other current liabilities	654.1	625.1	617.5
Current portion of operating lease liabilities	212.9	238.5	239.4
Short-term debt, including current portion of long-term debt, net	244.5	—	—
Borrowings under revolving line of credit	25.0	—	—
Total current liabilities	1,576.7	1,573.5	1,237.7
Long-term debt, net	216.0	419.4	419.8
Operating lease liabilities	456.7	516.5	529.3
Other long-term liabilities	19.8	19.1	21.4
Total liabilities	2,269.2	2,528.5	2,208.2
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 65.2, 67.9 and 64.3 shares issued and outstanding	0.1	0.1	0.1
Additional paid-in capital	5.1	—	—
Accumulated other comprehensive loss	(67.4)	(71.5)	(78.8)
Retained earnings	394.4	688.5	690.2
Total stockholders’ equity	332.2	617.1	611.5
Total liabilities and stockholders’ equity	$2,601.4	$3,145.6	$2,819.7

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net sales	$1,004.7	$1,438.5	$2,967.7	$4,271.9
Cost of sales	728.4	997.4	2,156.8	2,960.5
Gross profit	276.3	441.1	810.9	1,311.4
Selling, general and administrative expenses	360.4	475.4	1,095.1	1,411.0
Goodwill and asset impairments	—	11.3	4.8	375.2
Gain on sale of assets	(21.1)	—	(32.4)	—
Operating loss	(63.0)	(45.6)	(256.6)	(474.8)
Interest income	(0.3)	(2.0)	(1.6)	(9.9)
Interest expense	10.0	8.0	25.5	30.6
Loss from continuing operations before income taxes	(72.7)	(51.6)	(280.5)	(495.5)
Income tax (benefit) expense	(53.9)	31.6	14.4	(6.2)
Net loss from continuing operations	(18.8)	(83.2)	(294.9)	(489.3)
Loss from discontinued operations, net of tax	—	(0.2)	(0.9)	(2.6)
Net loss	$(18.8)	$(83.4)	$(295.8)	$(491.9)

Basic loss per share:
Continuing operations	$(0.29)	$(1.01)	$(4.54)	$(5.16)
Discontinued operations	—	—	(0.01)	(0.03)
Basic loss per share	$(0.29)	$(1.02)	$(4.56)	$(5.19)

Diluted loss per share:
Continuing operations	$(0.29)	$(1.01)	$(4.54)	$(5.16)
Discontinued operations	—	—	(0.01)	(0.03)
Diluted loss per share	$(0.29)	$(1.02)	$(4.56)	$(5.19)

Weighted-average shares outstanding:
Basic	65.2	82.1	64.9	94.8
Diluted	65.2	82.1	64.9	94.8

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Net loss	$(18.8)	$(83.4)	$(295.8)	$(491.9)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3.5)	3.6	11.4	(17.2)
Total comprehensive loss	$(22.3)	$(79.8)	$(284.4)	$(509.1)

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0
Net loss	—	—	—	—	(111.3)	(111.3)
Foreign currency translation	—	—	—	27.0	—	27.0
Stock-based compensation expense	—	—	2.1	—	—	2.1
Settlement of stock-based awards	0.6	—	(0.5)	—	—	(0.5)
Balance at August 1, 2020	65.2	$0.1	$2.9	$(63.9)	$413.2	$352.3
Net loss	—	—	—	—	(18.8)	(18.8)
Foreign currency translation	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	2.2	—	—	2.2
Balance at October 31, 2020	65.2	$0.1	$5.1	$(67.4)	$394.4	$332.2

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 2, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net income	—	—	—	—	6.8	6.8
Foreign currency translation	—	—	—	(13.9)	—	(13.9)
Dividends declared, $0.38 per common share	—	—	—	—	(38.7)	(38.7)
Stock-based compensation expense	—	—	1.9	—	—	1.9
Settlement of stock-based awards	0.3	—	(0.6)	—	—	(0.6)
Balance at May 4, 2019	102.3	$0.1	$29.0	$(68.2)	$1,330.8	$1,291.7
Net loss	—	—	—	—	(415.3)	(415.3)
Foreign currency translation	—	—	—	(6.9)	—	(6.9)
Stock-based compensation expense	—	—	3.3	—	—	3.3
Repurchase of common shares	(12.0)	—	(32.1)	—	(30.8)	(62.9)
Settlement of stock-based awards	0.2	—	(0.2)	—	—	(0.2)
Balance at August 3, 2019	90.5	$0.1	$—	$(75.1)	$884.7	$809.7
Net loss	—	—	—	—	(83.4)	(83.4)
Foreign currency translation	—	—	—	3.6	—	3.6
Stock-based compensation expense	—	—	2.9	—	—	2.9
Repurchase of common shares	(22.6)	—	(2.9)	—	(112.8)	(115.7)
Balance at November 2, 2019	67.9	$0.1	$—	$(71.5)	$688.5	$617.1

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	39 Weeks Ended
	October 31, 2020	November 2, 2019
Cash flows from operating activities:
Net loss	$(295.8)	$(491.9)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	61.1	70.1
Goodwill and asset impairments	4.8	375.2
Stock-based compensation expense	6.1	8.1
Deferred income taxes	45.4	(11.8)
(Gain) loss on disposal of property and equipment, net	(30.6)	1.9
Loss on divestitures	—	1.3
Other	2.6	3.1
Changes in operating assets and liabilities:
Receivables, net	65.8	(6.7)
Merchandise inventories	11.6	(61.6)
Prepaid expenses and other current assets	(2.9)	(10.7)
Prepaid income taxes and income taxes payable	11.7	(44.2)
Accounts payable and accrued liabilities	78.9	(488.4)
Operating lease right-of-use assets and lease liabilities	1.1	0.7
Changes in other long-term liabilities	(0.9)	0.1
Net cash flows used in operating activities	(41.1)	(654.8)
Cash flows from investing activities:
Purchase of property and equipment	(32.6)	(61.4)
Proceeds from sale of property and equipment	95.5	—
Proceeds from divestitures	—	5.2
Other	0.4	(0.7)
Net cash flows provided by (used in) investing activities	63.3	(56.9)
Cash flows from financing activities:
Repurchase of common shares	—	(176.9)
Proceeds from French term loans	47.1	—
Dividends paid	(0.3)	(40.5)
Borrowings from the revolver	150.0	—
Repayments of revolver borrowings	(125.0)	—
Repayments of senior notes	(5.3)	(404.5)
Settlement of stock-based awards	(1.0)	(0.8)
Net cash flows provided by (used in) financing activities	65.5	(622.7)
Exchange rate effect on cash, cash equivalents and restricted cash	1.4	(1.7)
Increase (decrease) in cash, cash equivalents and restricted cash	89.1	(1,336.1)
Cash, cash equivalents and restricted cash at beginning of period	513.5	1,640.5
Cash, cash equivalents and restricted cash at end of period	$602.6	$304.4

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a global, multichannel video game, consumer electronics and collectibles retailer. GameStop operates over 5,000 stores across ten countries. GameStop's consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
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
These unaudited condensed consolidated financial statements should be read in conjunction with the Company's annual report on Form 10-K for the 52 weeks ended February 1, 2020, as filed with the Securities and Exchange Commission ("SEC") on March 27, 2020, (the “2019 Annual Report on Form 10-K”). The preparation of financial statements in conformity with GAAP requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, the Company has made its best estimates and judgments of certain amounts included in the financial statements, and changes in the estimates and assumptions used by the Company could have a significant impact on its financial results. Actual results could differ from those estimates. Due to the seasonal nature of the Company's business, the results of operations for the 39 weeks ended October 31, 2020 are not indicative of the results to be expected for the 52 weeks ending January 30, 2021 ("fiscal 2020").
Reclassifications
The Company has made certain classifications in its consolidated statements of cash flows in order to conform to the current year presentation. Certain changes in customer liabilities, primarily associated with loyalty point redemptions and gift card breakage, of $16.2 million for the 39 weeks ended November 2, 2019 has been reclassified from other to changes in accounts payable and accrued liabilities.
In the Company's consolidated statements of operations, depreciation and amortization of $23.6 million and $69.3 million for the 13 and 39 weeks ended November 2, 2019, respectively, have been reclassified to selling, general and administrative expenses to conform to the current year presentation. Additionally, asset impairments of $11.3 million for the 13 and 39 weeks ended November 2, 2019 and goodwill impairments of $363.9 million for the 39 weeks ended November 2, 2019 have been reclassified to goodwill and asset impairments to conform to the current year presentation.
In the Company's consolidated balance sheets, restricted cash of $0.3 million and $0.3 million as of November 2, 2019 and February 1, 2020, respectively, have been reclassified from prepaid expenses and other current assets to restricted cash to conform to the current year presentation. Additionally, restricted cash of $13.8 million and $13.8 million as of November 2, 2019 and February 1, 2020, respectively, have been reclassified from other noncurrent assets to long-term restricted cash to conform to the current year presentation.
Significant Accounting Policies
There have been no material changes to the Company's significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within its 2019 Annual Report on Form 10-K.
Unvested Restricted Stock and Shares Issued and Outstanding
In June 2019, the Company adopted the GameStop Corp. 2019 Incentive Plan (the "2019 Plan"), which provides for the grant of equity awards to officers, employees, consultants, advisors and directors of the Company. The 2019 Plan provides for the grant of restricted stock awards, including both time-based and performance-based awards, among other equity awards. Time-based

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
restricted stock awards generally vest in equal annual installments over a three-year period on the anniversary of the date of issuance, subject to continued service to the Company. Performance-based restricted stock awards generally vest as a lump sum on the third anniversary of the date of issuance and are subject to the achievement of certain performance measures.
Shares of restricted stock granted by the Company are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this quarterly report on Form 10-Q as of December 1, 2020. In accordance with accounting guidance followed by the Company, the financial statement presentation excludes unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture. As of October 31, 2020, November 2, 2019 and February 1, 2020 there were 4.6 million, 3.4 million and 3.4 million, respectively, of unvested shares of restricted stock. Accordingly, as of October 31, 2020, November 2, 2019 and February 1, 2020 there were 69.8 million, 71.3 million and 67.7 million, respectively, of shares of Class A common stock, including unvested restricted shares, legally issued and outstanding.
Restricted Cash
Restricted cash of $156.7 million, $14.1 million and $14.1 million as of October 31, 2020, November 2, 2019 and February 1, 2020, respectively, consists primarily of bank deposits that collateralize the Company's obligations to vendors and landlords.
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	October 31, 2020	November 2, 2019	February 1, 2020
Cash and cash equivalents	$445.9	$290.3	$499.4
Restricted cash	140.7	0.3	0.3
Long-term restricted cash	16.0	13.8	13.8
Total cash, cash equivalents and restricted cash in the statements of cash flows	$602.6	$304.4	$513.5
Assets Held-for-Sale
The Company's corporate aircraft was classified as assets held-for-sale as of November 2, 2019 and February 1, 2020, which had an estimated fair value, less costs to sell, of $12.8 million and $11.8 million, respectively. The Company recognized impairment charges of $3.2 million on the corporate aircraft during the 39 weeks ended October 31, 2020, which was partially attributable to recent economic impacts associated with the COVID-19 pandemic. On June 5, 2020, the Company sold its corporate aircraft with net cash proceeds from the sale totaling $8.6 million, net of costs to sell. No gain or loss on the sale of the aircraft was recognized.
Property and Equipment, Net
Accumulated depreciation related to the Company's property and equipment totaled $1,175.3 million, $1,230.4 million and $1,190.1 million as of October 31, 2020, November 2, 2019 and February 1, 2020, respectively.
The Company periodically reviews its property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. The Company assesses recoverability based on several factors, including its intention with respect to its stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows. Impairment losses were recorded totaling $1.0 million during the 39 weeks ended October 31, 2020. Impairment losses were recorded totaling $3.6 million during the 13 and 39 weeks ended November 2, 2019.
Share Repurchases
During the third quarter of fiscal 2019, we executed a series of open market repurchases for an aggregate of 22.6 million shares of our Class A common stock totaling $115.7 million, including fees and commissions. Included in these amounts are repurchases of 0.3 million shares for $1.7 million that were initiated prior to November 2, 2019, but not settled until the fourth quarter of fiscal 2019.
Discontinued Operations and Dispositions
On September 25, 2019, we sold our Simply Mac business to Cool Holdings, Inc. for total consideration of $12.9 million subject to customary post-closing adjustments. The consideration consisted of $5.2 million in cash and a note receivable of $7.7 million,

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
which was amended during the first quarter of fiscal 2020 to revise the amount to $1.3 million. We recognized a loss on sale during the third quarter of fiscal 2019 of $1.3 million, net of tax. Subsequently, during the fourth quarter of fiscal 2019, we fully reserved the $7.7 million note receivable due to the buyer's failure to make scheduled payments. We recognized a total loss on sale of $9.1 million, net of tax, during fiscal 2019.
During the fourth quarter of fiscal 2018, the Company sold its Spring Mobile business. The historic results of Spring Mobile are presented as discontinued operations, which primarily consist of residual wind-down costs for all periods presented. The net loss from discontinued operations for the 13 weeks ended October 31, 2020 and November 2, 2019 consisted of $0.0 million and $0.2 million in selling, general and administrative expenses, respectively. The net loss from discontinued operations for the 39 weeks ended October 31, 2020 and November 2, 2019 consisted of $1.2 million and $3.2 million in selling, general and administrative expenses, respectively and $0.3 million and $0.6 million in income tax benefit, respectively.
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
2.    COVID-19 Impacts
The near-term macroeconomic conditions continue to be adversely impacted by the emergence of a novel coronavirus, identified as COVID-19, which was declared a global pandemic by the World Health Organization in March 2020. In efforts to mitigate the continued spread of the virus, numerous governments in geographies where the Company operates have imposed quarantines, stay-at-home orders, travel restrictions and other similar measures in attempts to limit physical human interaction, referred to as social distancing. To comply with these measures, the Company temporarily closed or limited store operations across all of its operating regions at various times throughout fiscal 2020 to date.
During the first half of 2020, the Company temporarily closed stores at various times across Europe, Canada and New Zealand. In the United States, all storefronts were temporarily closed to customers, however, the Company continued to process orders by offering curbside pick-up, ship from store and e-commerce delivery options in many of its stores. These temporary store closures began in late March 2020 and by the end of fiscal June 2020, 98% of the Company's stores globally were open to the public following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities. GameStop's store locations in Australia remained opened to the public during the first half of fiscal 2020 and were not negatively impacted during this period by the COVID-19 restrictions as the Company's other segments and New Zealand. During the third quarter of fiscal 2020, the substantial majority of the Company's stores were open, with approximately 15% of the Company's stores in Australia temporarily closed for approximately four weeks due to an outbreak of COVID-19.
Additionally, starting in late October 2020, as COVID-19 cases began to escalate in regions around the world, all of the Company's stores in France and Ireland were temporarily closed as required by federal governmental authorities, while certain of our stores in Canada, Australia and Austria closed temporarily starting in early to mid-November. Although certain stores remain closed, some of the Company's stores in France, Ireland, Canada and Australia are offering curbside pick-up. The Company remains vigilant in its compliance with COVID-19 regulations across its operating regions, and as such has reverted a minor number of store operations in the United States in early November to curbside pick-up only.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Impact on Operating Results and Asset Recoverability
While the gaming industry has not been as severely impacted as certain other consumer businesses, store closures during the stay-at-home orders have adversely impacted the Company's results of operations during the 13 and 39 weeks ended October 31, 2020. In response, the Company has taken proactive measures to align inventory purchases with demand, reduce discretionary spending and earlier in fiscal 2020 instituted temporary pay reductions to partially offset the impact of store closures.
During the 39 weeks ended October 31, 2020, the Company incurred $23.3 million to mitigate the impact of the COVID-19 pandemic including incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at its stores, shared service centers and distribution centers across all geographies where the Company operates.
The aggregation of these events caused the Company to reassess potential impairments of long-lived assets, primarily consisting of store-level property and equipment and right-of-use assets under existing operating leases. As a result of this asset impairment analysis, during the 39 weeks ended October 31, 2020 the Company recognized impairment charges of $1.6 million. In addition, during the 39 weeks ended October 31, 2020, the Company recognized impairment charges of $3.2 million for its corporate aircraft, which was partially attributable to the economic impacts associated with the COVID-19 pandemic. The corporate aircraft was sold during the second quarter of fiscal 2020 for $8.6 million, net of costs to sell. See Note 1, "General Information" for further details.
During the 39 weeks ended October 31, 2020 the Company continued to assess the likelihood of realizing the benefits of its deferred tax assets. The Company assesses the realizability of its deferred tax assets using several factors, including the weight of all available evidence, which takes into consideration cumulative book losses recognized, projections of future taxable income in certain jurisdictions and other factors. While the Company's view of the longer-term operating outlook has not been significantly impacted by COVID-19, its ability to recover these deferred tax assets depends on several factors, including the Company's short and long-term results of operations. As a result of this analysis, the Company maintains valuation allowances of approximately $187.9 million on the majority of its U.S. and foreign net deferred tax assets as of October 31, 2020. See Note 10, “Income Taxes" for further information.
The Company evaluated its accounts receivable, which are mainly comprised of bankcard receivables and vendor allowances. Given the nature of these receivables and the credit worthiness of the applicable payees, the COVID-19 pandemic did not significantly impact the estimates of allowances for doubtful accounts.
The Company also evaluated its merchandise inventories, which are carried at the lower of cost or market generally using the average cost method. The Company is required to record valuation adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, the Company considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Given the nature of the Company's products and the temporary store closures between March and June 2020, the COVID-19 pandemic did not significantly impact its estimates of inventory valuation.
Liquidity and Other Impacts
As of October 31, 2020, the Company had total unrestricted cash on hand of $445.9 million and an additional $175.4 million of available borrowing capacity under its revolving credit facilities. See Note 6, "Debt," for further information. As mentioned above, the Company has taken actions to align expenses and inventory levels given the impacts of the current operating environment and has projected it will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations. Additionally, during the second quarter of fiscal 2020, the Company completed an exchange offer for a portion of its unsecured senior notes due in March 2021 resulting in the replacement of 52% of such notes (based on aggregate principal amount) for newly issued secured senior notes due in March 2023. See Note 6, "Debt," for further details on the exchange offer and related impacts to scheduled debt maturities. See Note 11, "Subsequent Events," for information regarding the Company's notice of redemption to redeem $125.0 million of its outstanding 2021 Senior Notes.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to employees who are unable to work during the COVID-19 pandemic and options to defer the Company's share of Social Security payroll taxes. The Company qualified for the deferral of payroll and other tax payments and, as a result, it has deferred, and continues to defer payroll taxes and other tax payments through the end of the calendar year 2020. The payment of these deferred amounts are required to be made in 2021 and 2022 calendar years. These deferrals are included in accrued liabilities and other current liabilities within the Company's unaudited condensed consolidated balance sheets. In addition, the Company's French subsidiary obtained €20.0 million of unsecured term loans in the second quarter of fiscal 2020 and another €20.0 million of unsecured term loans in the third quarter of fiscal 2020, 90% of which are guaranteed by the French government pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic. See Note 6, "Debt" for further information.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the 13 and 39 weeks ended October 31, 2020, the Company received $9.7 million and $18.8 million, respectively, of COVID-19-related rent concessions comprised of rent abatements and rent deferrals. The Company applied lease modification guidance to any concession arrangement that extended the term of the lease and substantially altered future cash flows. The Company elected, as permitted by the guidance issued by the FASB during the COVID-19 pandemic, to not use lease modification accounting for all rent concessions including any rent abatements related to leases not subject to an extension of the original terms. For these leases, which represented most of the leases subject to COVID-19-related rent concessions, the Company reduced rent expense in the later of the month in which the landlord issued the rent concession or the month for which the rent concession related. For rent concessions in the form of lease payment deferrals, the liability for these rent amounts will remain on the balance sheet until paid.
The COVID-19 pandemic remains an evolving situation and its impact on the Company's business, operating results, cash flows and financial conditions will depend on the geographies impacted by the virus, the ongoing economic effect of the pandemic, the additional economic stimulus programs introduced by governments, and the timing of the post-pandemic economic recovery. Even as the Company continues to comply with all governmental health and safety requirements for its associates and customers while resuming and maintaining substantially full operations, the persistence and potential resurgence of the COVID-19 pandemic may require the Company to temporarily close stores again in future periods or introduce modified operating schedules and may impact customer behaviors, including a potential reduction in consumer discretionary spending. These developments could increase asset recovery and valuation risks. Further, the uncertainties in the global economy could impact the financial viability of the Company's suppliers, which may interrupt the Company's supply chain and require other changes to operations. In light of the foregoing, the extent and duration of the COVID-19 pandemic, and responses of governments, customers, suppliers and other third parties, may materially adversely impact the Company's business, financial condition, results of operations and cash flows.
3.    Revenue
At the end of fiscal 2019, the Company revised the categories of its similar products, as presented below, to better align with management's view of the business. Prior periods have been reclassified to conform to the current period presentation. Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Hardware and accessories (1)	$413.4	$546.0	$1,368.1	$1,757.4
Software (2)	444.4	730.6	1,247.9	2,022.0
Collectibles	146.9	161.9	351.7	492.5
Total	$1,004.7	$1,438.5	$2,967.7	$4,271.9
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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time customers redeem gift cards, trade-in credits, customer deposits or loyalty program points for products offered by the Company. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of October 31, 2020 and November 2, 2019, the Company's unredeemed customer liabilities totaled $326.2 million and $250.5 million, respectively.
The Company offers extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of October 31, 2020 and November 2, 2019, the Company's deferred revenue liability related to extended warranties totaled $47.7 million and $58.9 million, respectively.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Performance obligations associated with subscriptions to Game Informer® magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of customer subscriptions are for 12 monthly issues. As of October 31, 2020 and November 2, 2019, the Company had deferred revenue of $30.7 million and $39.2 million, respectively, associated with Game Informer® magazine.
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
Contract Balances
The Company's contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to Game Informer® magazine. The opening balance, current period changes and ending balance of the Company's contract liabilities are as follows (in millions):

	October 31, 2020	November 2, 2019
Contract liability beginning balance	$339.2	$376.9
Increase to contract liabilities (1)	562.2	677.1
Decrease to contract liabilities (2)	(496.5)	(705.0)
Other adjustments (3)	(0.3)	(0.4)
Contract liability ending balance	$404.6	$348.6
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits as well as revenues recognized for Game Informer® and extended warranties. During the 39 weeks ended October 31, 2020, there were $36.6 million of gift cards redeemed that were outstanding as of February 1, 2020. During the 39 weeks ended November 2, 2019, there were $47.3 million of gift cards redeemed that were outstanding as of February 2, 2019.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The Company's assets and liabilities measured at fair value on a recurring basis as of October 31, 2020, November 2, 2019 and February 1, 2020, utilize Level 2 inputs and include the following (in millions):

	October 31, 2020	November 2, 2019	February 1, 2020
Assets
Foreign currency contracts(1)	$1.3	$1.2	$1.4
Company-owned life insurance(2)	3.2	16.2	4.1
Total assets	$4.5	$17.4	$5.5
Liabilities
Foreign currency contracts(3)	$3.2	$0.5	$0.3
Nonqualified deferred compensation(3)	1.0	0.8	1.0
Total liabilities	$4.2	$1.3	$1.3
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
The Company uses forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related balances denominated in foreign currencies. The total gross notional value of derivatives related to the Company's foreign currency contracts was $262.3 million, $147.1 million and $144.6 million as of October 31, 2020, November 2, 2019 and February 1, 2020, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related balances denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Gains (losses) on the changes in fair value of derivative instruments	$0.6	$0.4	$(4.6)	$3.2
(Losses) gains on the re-measurement of related intercompany loans and third-party accounts payable denominated in foreign currencies	(0.5)	0.1	4.7	(2.7)
Net gains	$0.1	$0.5	$0.1	$0.5
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
During the 39 weeks ended October 31, 2020 and November 2, 2019, the Company recognized impairment charges totaling $1.6 million and $3.6 million, respectively, associated with store-level assets, to reflect their fair values of zero. During the 39 weeks ended October 31, 2020 and November 2, 2019, the Company also recognized impairment charges of $3.2 million and $7.7 million, respectively, related to its corporate aircraft to reflect its fair value of $8.6 million and $12.8 million as of October 31, 2020 and November 2, 2019, respectively. The corporate aircraft was classified as assets held-for-sale in our unaudited condensed consolidated balance sheets as of November 2, 2019 and February 1, 2020. The company sold its corporate aircraft on June 5, 2020.
Other Fair Value Disclosures
The carrying values of the Company's cash equivalents, receivables, net, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of October 31, 2020 the Company's unsecured 6.75% senior notes due in 2021 had a net carrying value of $197.9 million and a fair value of $197.9 million, and its secured 10.00% senior notes due in 2023 had a net carrying value of $216.0 million and a fair value of $216.4 million. The fair values of the Company's senior notes were determined based on observable inputs (Level 2), including quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, adjusted to reflect the spreads of benchmark bonds, credit risk and certain other variables.
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

In July of 2020, the Company sold, in separate unrelated transactions, to unaffiliated third parties: i) its corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. The net proceeds from the sale of these assets will be used for general corporate purposes. As a result of these transactions, a gain on sale of assets of $11.3 million was recognized, which is included in the Company's unaudited condensed consolidated statement of operations in gain on sale of assets for the 39 weeks ended October 31, 2020.
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
With respect to the leaseback of the corporate headquarters, the Company agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure the Company's lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, as of October 31, 2020 the Company recognized a contract asset for the same amount within “prepaid expenses and other current assets” representing the variable consideration on the purchase price. Upon delivering the letter of credit, the Company will be entitled to a rent credit of an equivalent amount. This variable consideration is included in the total gain on sale of assets recognized during the second quarter of 2020.
In August 2020, the Company sold its Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an average annual base rent of $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses. Additionally, in September 2020, the Company sold its Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leased back the facility for a term of five years on market rate terms at an average annual base rent of $0.9 million, plus taxes, utilities, management fees and other operating and maintenance expenses. The Company recognized only the initial term of the lease as part of its right-of-use asset and lease liability for both the Australian and Canadian headquarters. The net proceeds from the sale of these assets will be used for general corporate

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
purposes. As a result of these transactions, a gain on sale of assets of $21.1 million was recognized, which is included in the Company's unaudited condensed consolidated statement of operations in gain on sale of assets for the 13 and 39 weeks ended October 31, 2020.
Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Operating lease cost	$73.4	$86.6	$233.7	$257.8
Variable lease cost (1)	20.2	23.1	60.3	72.2
Total rent expense	$93.6	$109.7	$294.0	$330.0
_____________________________________________
(1)    Variable lease cost primarily includes percentage rentals and variable executory costs.
During the 39 weeks ended October 31, 2020 and November 2, 2019, the Company had cash outflows of $193.7 million and $223.0 million, respectively, associated with operating leases. Refer to Note 2, "COVID-19 Impacts" as it pertains to impacts of rent obligations due to COVID-19. The Company recognized $82.2 million and $147.3 million during the 39 weeks ended October 31, 2020 and November 2, 2019, respectively, of ROU assets that were obtained in exchange for operating lease obligations. During the 39 weeks ended October 31, 2020, $0.6 million of store-level ROU asset impairment charges were recognized. The Company did not record any impairment charges related to ROU assets during the 13 weeks ended October 31, 2020 or the 13 and 39 weeks ended November 2, 2019.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of the Company's lease liabilities, as of October 31, 2020, November 2, 2019, and February 1, 2020, were as follows:

	October 31, 2020	November 2, 2019	February 1, 2020
Weighted-average remaining lease term (years)(1)	4.5	4.5	4.7
Weighted-average discount rate	5.1%	4.4%	4.1%
_____________________________________________
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of October 31, 2020, November 2, 2019 and February 1, 2020. This weighted average calculation differs from the Company's simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.
Expected lease payments associated with the Company's operating lease liabilities, excluding percentage rentals, as of October 31, 2020, are as follows (in millions):

Period	Operating Leases (1)
Remainder of Fiscal Year 2020, as of October 31, 2020	$71.8
Fiscal Year 2021	217.2
Fiscal Year 2022	150.4
Fiscal Year 2023	103.3
Fiscal Year 2024	73.2
Thereafter	126.6
Total remaining lease payments	742.5
Less: Interest	(72.9)
Present value of lease liabilities (2)	$669.6
_______________________________________________________________
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $212.9 million classified as current portion of operating lease liabilities and $456.7 million classified as long-term operating lease liabilities.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Debt
The carrying value of the Company's debt is comprised as follows (in millions):

	October 31, 2020	November 2, 2019	February 1, 2020
Revolving credit facility expiring November 2022	$25.0	$—	$—
French term loans due June 2021(1)	23.3	—	—
French term loans due October 2021(1)	23.3	—	—
2021 Senior Notes principal amount	198.2	421.4	421.4
2023 Senior Notes principal amount	216.4	—	—
Less: Senior Notes unamortized debt financing costs	(0.7)	(2.0)	(1.6)
Total debt, net(2)	$485.5	$419.4	$419.8
Less: short-term debt and current portion of long-term debt(3)	(269.5)	—	—
Long-term debt, net	$216.0	$419.4	$419.8
_______________________________________________________________
(1)    These term loans may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request.
(2)    During the second quarter of fiscal 2020, the Company's wholly-owned subsidiary, Micromania SAS, obtained an unsecured credit facility. No amounts have been drawn under this facility through October 31, 2020, and this facility expires in January 2021.
(3)    Includes advances under the revolving credit facility expiring November 2022, the French term loans due June 2021 and October 2021, and the 2021 Senior Notes, net of the associated unamortized debt financing costs. See Note 11, "Subsequent Events" for details regarding the scheduled redemption of a portion of our 2021 Senior Notes.
Senior Notes
2023 Senior Notes. In July 2020, the Company issued approximately $216.4 million aggregate principal amount of 10.00% senior notes due March 15, 2023 (the "2023 Senior Notes") in exchange for an equal aggregate principal amount of its 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable on the 2023 Senior Notes semi-annually in arrears on March 15 and September 15 of each year.
The Company incurred approximately $7.4 million in fees and expenses in connection with the exchange, consisting primarily of bank and legal fees, which are included in selling, general and administrative expenses in the Company's condensed consolidated statements of operations for the 39 weeks ended October 31, 2020.
The Company's obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior secured basis by most of its domestic subsidiaries. The 2023 Senior Notes and the related guarantees are secured by first-priority liens on most of the Company's and the guarantors’ assets, other than Excluded Property and ABL Priority Collateral (each as defined in the indenture governing the 2023 Senior Notes), and by second-priority liens on the ABL Priority Collateral (which generally includes most of the Company's and the guarantors’ credit card receivables, accounts receivable, payment intangibles, inventory, pledged deposit accounts and related assets), in each case, subject to certain exceptions and permitted liens.
The indenture governing the 2023 Senior Notes contains restrictions on the ability of the Company and its restricted subsidiaries to incur, assume or permit to exist additional indebtedness or guaranty obligations; declare or pay dividends or redeem or repurchase capital stock; prepay, redeem or purchase certain subordinated indebtedness; issue certain preferred stock or similar equity securities; make loans and certain investments; sell assets; incur liens; engage in transactions with affiliates; enter into agreements restricting the ability of subsidiaries to pay dividends; and engage in mergers, acquisitions and other business combinations. The 2023 Senior Notes indenture also contains certain affirmative covenants and events of default.
The 2023 Senior Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or the securities laws of any state and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act and applicable state securities laws.
2021 Senior Notes. In March 2016, the Company issued $475.0 million of 2021 Senior Notes. Interest is payable on the 2021 Senior Notes semi-annually in arrears on March 15 and September 15 of each year. The Company incurred approximately $8.1 million in fees and expenses in connection with the issuance of the 2021 Senior Notes, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the 2021 Senior Notes. In connection with the exchange transaction discussed above, approximately $0.5 million of these fees and expenses are now being amortized as interest expense over the term of the 2023 Notes. The 2021 Senior Notes have not been registered under the Securities Act or the securities laws of any state. The 2021 Senior Notes were offered in the United States to "qualified institutional buyers" pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
During the 39 weeks ended November 2, 2019, the Company repurchased $53.6 million of its 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of face value.
During the 39 weeks ended October 31, 2020, the Company repurchased $6.8 million of 2021 Senior Notes in open market transactions at prices ranging from 71.5% to 79.1% of face value, of which $0.5 million were extinguished as of May 2, 2020, with the remaining $6.3 million extinguished as of May 21, 2020. In connection with the exchange transaction described above, $216.4 million aggregate principal amount of the 2021 Senior Notes were exchanged for an equal aggregate principal amount of 2023 Senior Notes, and all interest that had accrued on the 2021 Senior Notes that were exchanged was paid through July 6, 2020. Upon consummation of the exchange transaction and as of October 31, 2020, $198.2 million aggregate principal amount of 2021 Senior Notes remained outstanding.
In connection with the exchange transaction, the Company entered into the Fifth Supplemental Indenture governing the 2021 Senior Notes. The Fifth Supplemental Indenture, which became effective on July 6, 2020, deleted certain restrictions in the original indenture relating to asset sales, liens, investments, stock repurchases, debt incurrence, debt repurchases and dividends.
Furthermore, the Fifth Supplemental Indenture eliminated certain events of default related to failures to pay, or acceleration of, debt (other than the 2021 Senior Notes), breaches of certain covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization.
On November 10, 2020, the Company issued a notice to redeem, on December 11, 2020, $125.0 million in aggregate principal amount of 2021 Senior Notes. See Note 11, "Subsequent Events," for further details.
Revolving Credit Facility
The Company maintains an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered (“LIBO”) rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of the Company and its domestic subsidiaries, such lien being junior to the lien in certain of such assets that secure the 2023 Senior Notes.
Borrowing availability under the Revolver is limited to a borrowing base which allows the Company to borrow up to 90% of the appraised value of its inventory (or 92.5% during the period of July 15 and October 15 of each year), plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. The Company's ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 20%, or is projected to be within six months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $12.5 million or (2) 10% of the lesser of the total commitment or the borrowing base, the Company will be subject to a fixed charge coverage ratio covenant of 1.0:1.0 (the "Availability Reduction").
The Revolver places certain restrictions on the Company and its subsidiaries, including limitations on asset sales, liens, investments, loans, guarantees, acquisitions and debt incurrence.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of the Company's average daily excess availability under the facility. In addition, the Company is required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of October 31, 2020, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The Revolver provides for customary events of default, including for failure to pay principal or interest when due, failure to comply with covenants, failure of any material representation or warranty proving to be true and correct in a material respect, certain bankruptcy, insolvency or receivership events affecting the Company or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of the Company or certain of its subsidiaries. During the 39 weeks ended October 31, 2020, the Company borrowed $150.0 million and repaid $125.0 million under the Revolver. As of October 31, 2020, total availability under the Revolver after giving effect to the Availability Reduction was $152.1 million, with outstanding borrowings of $25.0 million and outstanding standby letters of credit of $59.8 million. The Company is currently in compliance with all covenants in the Revolver.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
In August 2020, the Company entered into the fourth amendment (“Fourth Amendment”) to the credit agreement governing the Revolver (“Credit Agreement”). The foregoing discussion of the Revolver gives effect to the Fourth Amendment, and the amendments therein include, but are not limited to the following:
•a reduction in the amount of the excess availability threshold that determines whether the Company is subject to a fixed charge coverage ratio covenant of 1.0:1.0 from the greater of $30 million and 10% of the borrowing base to the greater of $12.5 million and 10% of the borrowing base;
•an increase in the sublimit for the issuances of letters of credit under the Credit Agreement from $50 million to $100 million; and
•an increase in the amount of letters of credit permitted to be issued separately from, and not pursuant to, the Credit Agreement from $25 million to (i) up to $150 million for letters of credit issued for the benefit of borrowers/guarantors under the Credit Agreement and (ii) up to $75 million for letters of credit issued for the benefit of foreign subsidiaries, subject to the understanding that the outstanding amount of letters of credit issued under the Credit Agreement, combined with the outstanding amount of letters of credit otherwise permitted by the Credit Agreement, may not exceed $275 million in the aggregate.
Letter of Credit Facilities
Separately from the Revolver, the Company maintains uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 31, 2020, the Company had $90.2 million of outstanding letters of credit and bank guarantees under facilities outside of the Revolver.
French Term Loans and Credit Facility
During the second and third quarters of fiscal 2020, the Company's French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million ($46.6 million as of October 31, 2020). The term loans all bear interest at 0%. Three of the term loans totaling €20.0 million mature in June 2021 and the other three term loans totaling €20.0 million mature in October 2021, and all of them may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request. In connection with any extension, the interest rate would increase to a rate to be determined at the time of the extension. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
In addition, Micromania SAS obtained a €20.0 million ($23.3 million as of October 31, 2020) credit facility that provides for term loans of 10 to 93 days in duration to support its working capital needs. This facility was scheduled to expire in June 2021, but in consideration for the issuance of additional term loans to Micromania SAS in the third quarter of fiscal 2020, Micromania SAS agreed to accelerate the maturity of this facility to January 2021. Loans made under this facility accrue interest at a variable rate tied to the Euro Interbank Offered Rate plus an applicable margin of 1.5% and are secured by a pledge of the bank account from which repayments of the loans would be made. No amounts have been drawn under this facility through October 31, 2020.
Each of Micromania SAS's term loans and short term credit facility, as described above, restrict the ability of Micromania SAS to make distributions and loans to its affiliates, including to the Company, and include various events that would result in the automatic acceleration of the loans thereunder, including failure to pay any principal or interest when due, acceleration of other indebtedness, a change of control and certain bankruptcy, insolvency or receivership events.
7.    Commitments and Contingencies
Commitments
During the 39 weeks ended October 31, 2020, there were no material changes to the Company's commitments as disclosed in its 2019 Annual Report on Form 10-K except as discussed in Note 6, "Debt."
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
8.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. The Company has certain undistributed stock awards that participate in dividends on a nonforfeitable basis, however, their impact on earnings per share under the two-class method is negligible. See Note 1, "General Information," for information regarding our unvested restricted stock and shares issued and outstanding.
A reconciliation of shares used in calculating basic and diluted net loss per common share is as follows (in millions):

	13 Weeks Ended		39 Weeks Ended
	October 31, 2020	November 2, 2019	October 31, 2020	November 2, 2019
Weighted-average common shares outstanding	65.2	82.1	64.9	94.8
Dilutive effect of stock options and restricted stock awards	—	—	—	—
Weighted-average diluted common shares outstanding	65.2	82.1	64.9	94.8

Anti-dilutive stock options and restricted stock awards	4.7	2.3	4.7	2.3

9.    Segment Information
The Company operates its business in four geographic segments: United States, Canada, Australia and Europe.
The Company identifies segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; its e-commerce operations; Game Informer® magazine; and Simply Mac, which was sold in September 2019. The United States segment also includes general and administrative expenses related to the Company's corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in six European countries for the 13 weeks ended October 31, 2020 and ten European countries for the 39 weeks ended October 31, 2020 as well as the 13 and 39 weeks ended November 2, 2019. The Company measures segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 and 39 weeks ended October 31, 2020 and November 2, 2019.
Segment information for the 13 and 39 weeks ended October 31, 2020 and November 2, 2019 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended October 31, 2020
Net sales	$664.5	$55.9	$111.2	$173.1	$1,004.7
Operating (loss) earnings	(66.8)	7.1	10.1	(13.4)	(63.0)
13 weeks ended November 2, 2019
Net sales	$987.5	$79.8	$117.0	$254.2	$1,438.5
Operating loss	(24.2)	(3.9)	(0.2)	(17.3)	(45.6)

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

	United States	Canada	Australia	Europe	Consolidated
39 weeks ended October 31, 2020
Net sales	$2,009.3	$137.5	$373.9	$447.0	$2,967.7
Operating (loss) earnings	(189.6)	(3.0)	21.2	(85.2)	(256.6)
39 weeks ended November 2, 2019
Net sales	$3,010.7	$215.4	$339.8	$706.0	$4,271.9
Operating loss	(386.1)	(16.3)	(10.6)	(61.8)	(474.8)

10.    Income Taxes
In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments and other changes to their income and non-income-based tax laws as well as providing direct government assistance through grants and forgivable loans. The Coronavirus Aid, Relief, and Economic Security Act (the "CARES Act"), which was enacted on March 27, 2020 in the U.S., includes measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, the Company currently expects to benefit from the deferral of certain payroll taxes through the end of calendar year 2020, the carryback of a net operating loss for fiscal 2020, the modification of limitation on business interest and certain technical corrections with respect to qualified improvement property.
The Company recognized an income tax benefit of $53.9 million for the 13 weeks ended October 31, 2020 compared to an income tax expense of $31.6 million for the 13 weeks ended November 2, 2019. The Company's effective income tax rate increased to 74.1% for the 13 weeks ended October 31, 2020 compared to (61.2)% for the 13 weeks ended November 2, 2019. The increase in the effective income tax rate compared to the prior year quarter was primarily driven by a change in the tax status of certain foreign entities, sale and leaseback transactions, the impact of the CARES Act, including tax benefits associated with the availability of a five-year carryback period for certain current year tax losses, and the relative mix of earnings across the jurisdictions within which we operate.
The Company recognized income tax expense of $14.4 million for the 39 weeks ended October 31, 2020 compared to an income tax benefit of $6.2 million for the 39 weeks ended November 2, 2019. The Company's effective income tax rate decreased to (5.1)% for the 39 weeks ended October 31, 2020 compared to 1.3% for the 39 weeks ended November 2, 2019. The decrease in the effective income tax rate compared to the prior year quarter was primarily driven by the establishment of a full valuation allowance on U.S. deferred tax assets, a change in the tax status of certain foreign entities, sale and leaseback transactions, the impact of the CARES Act, including tax benefits associated with the availability of a five-year carryback period for certain current year tax losses, and the relative mix of earnings across the jurisdictions within which we operate.
The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Where the Company has determined existing deferred tax assets are not more likely than not to be realized, it has established a valuation allowance against those net deferred tax assets, including in the U.S. and most foreign jurisdictions. The Company continues to evaluate the realizability of all deferred tax assets on a jurisdictional basis as it relates to expected future earnings. Should the Company fail to achieve its expected earnings in the coming periods, it may be necessary to establish a valuation allowance against some or all of its deferred tax assets in those jurisdictions not currently subject to a valuation allowance.
11.    Subsequent Events
On November 10, 2020 the Company issued a notice of redemption to redeem $125.0 million of its outstanding 2021 Senior Notes, representing 63.1% of the aggregate outstanding principal amount. The redemption date will be December 11, 2020 and the redemption price will be equal to $1,000 per $1,000 principal amount of the 2021 Senior Notes being redeemed and will include accrued but unpaid interest to, but not including, the redemption date. Upon the redemption by the Company of the 2021 Senior Notes being redeemed, $73.2 million of 2021 Senior Notes will remain outstanding. See Note 6, "Debt," for further details on the 2021 Senior Notes.

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

These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that might cause such differences include, but are not limited to, those described in Exhibit 99.4 to the Form 8-K that we filed with the SEC on June 5, 2020 and those described under the heading "Risk Factors" in our quarterly report on Form 10-Q that we filed with the SEC on September 9, 2020, and include risks related to:
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

OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is the world's largest video game retailer, which operates approximately 5,000 stores across ten countries, and offers the best selection of new and pre-owned video gaming consoles, accessories and video game titles, in both physical and digital formats. GameStop also offers fans a wide variety of POP! vinyl figures, collectibles, board games and more. Through GameStop's unique buy-sell-trade program, gamers can trade in video game consoles, games, and accessories, as well as consumer electronics for cash or in-store credit. Our consumer product network also includes www.gamestop.com and Game Informer® magazine, the world's leading print and digital video game publication.
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
Impact from COVID-19
During the first half of fiscal 2020, due to the COVID-19 pandemic, we temporarily closed our U.S. store locations to customer access, as well as closed store locations in Canada, Europe and New Zealand. These temporary store closures began in late March 2020 and by the end of fiscal June 2020, 98% of our stores globally were open to the public following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities. During the third quarter of fiscal 2020, the substantial majority of our stores were open, with approximately 15% of our stores in Australia temporarily closed for approximately four weeks due to an outbreak of COVID-19. Additionally, starting in late October 2020, as COVID-19 cases began to escalate in regions around the world, all of our stores in France and Ireland were temporarily closed as required by federal governmental authorities, while certain of our stores in Canada, Australia and Austria closed temporarily starting in early to mid-November. Although certain stores remain closed, some of our stores in France, Ireland, Canada and Australia are offering curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions, and as such have reverted a minor number of store operations in the United States in early November to curbside pick-up only.
During the period of temporary closures, we took several steps to continue to serve our customers via our omni-channel platform by enhancing our online capabilities and curbside pick-up options while also lowering our purchase and expense levels to correspond with the lower demand.
We continue to prioritize the health and safety of our customers and team members. As a result, during the 39 weeks ended October 31, 2020, we incurred $23.3 million to mitigate the impact of the COVID-19 pandemic including incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate.
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
We continue to take steps to improve cash flows and liquidity, which we believe will enhance our resiliency as we emerge from the COVID-19 pandemic, including:
•reducing inventory receipts to match demand, focusing our purchasing efforts on key hardware, software and accessories products;
•concentrating capital spending on required maintenance or near-term high value strategic projects; and
•divesting non-strategic assets to free up cash for deployment to certain strategic investments and initiatives

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
See Note 2, "COVID-19 Impacts" for further details.
Industry Overview
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles are typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles include the Sony PlayStation 4 (launched in 2013), Microsoft Xbox One (launched in 2013) and the Nintendo Switch (launched in 2017). The Sony PlayStation 4 and Microsoft XBox One are nearing the end of their cycle as Sony and Microsoft have successfully launched their next generation consoles, the Sony PlayStation 5 and the Microsoft Xbox Series X, in November 2020.
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
Historically, stores with an active lease designation were included in our comparable stores sales even if there were temporary closures because such temporary closures were primarily due to remodeling and relocations and were typically resolved within fewer than 14 days. Beginning in the first quarter of our fiscal year 2020, we refined the definition of comparable store sales to exclude stores that were closed for 14 consecutive days or more and where curbside delivery was not available to customers. Therefore, comparable sales results for the 13 and 39 weeks ended October 31, 2020 exclude stores that were closed for 14 consecutive days or more primarily due to the COVID-19 pandemic where curbside delivery was not available to customers. These criteria are consistent with the metric used by management for internal reporting and analysis to measure performance of our stores. Comparable store sales reported in prior periods are not affected by this revision.
The calculation of comparable store sales compares the 13 and 39 weeks ended October 31, 2020 to the most closely comparable weeks for the prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as an omni-channel retailer that provides its consumers several ways to access its products.
BUSINESS STRATEGY
In May of 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot to position GameStop on the correct strategic path and fully leverage our unique position and brand in the video game industry. Our strategic plan is anchored on the following tenets.
Optimize the core business. Improve the efficiency and effectiveness of operations across the organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing the global store base. Prioritizing efforts to optimize the store base and improve the fundamental operations of the business yielded the net closure of 321 stores in fiscal 2019, 461 stores year-to-date in fiscal 2020, and included both the divestiture of the Simply Mac business and wind down of underperforming operations in Denmark, Finland, Norway and Sweden. Improved inventory management drove a significant increase in inventory turns and as a result, in working capital, while an intense focus on organization structure and expense reductions yielded a $315.9 reduction in reported Selling, General and Administrative costs year-to-date in fiscal 2020.
Build a frictionless digital ecosystem. Develop and deploy a frictionless consumer facing digital first omni-channel environment, including the recent relaunch and customer experience enhancements within GameStop.com, the launch of a completely new GameStop App, as well as the optimization of our retail store footprint to maximize our customer reach more broadly across all channels and provide them the full spectrum of content and access to products they desire, however, wherever and whenever they want to shop. Enhancements to the user shopping experience and improved omni-channel capabilities, including expanded delivery and payment options, yielded an increase in e-commerce sales of over 430% through the third fiscal quarter of 2020.
Become the social / cultural hub for gaming. Create the social and cultural hub for games and entertainment and expand GameStop’s addressable market through category and product expansion to offer the most comprehensive product offering across the GameStop omni-channel platform. Our customers are increasing their engagement across the spectrum of games, entertainment and technology and our focus remains to meet those expanding needs.
Transform vendor partnerships. Transform our vendor and partner relationships to unlock additional high-margin revenue streams through an expanded suite of product and service offerings to optimize the lifetime value of every customer.
Connected to our transformation efforts, we have incurred and continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.
We continually review and prioritize our capital needs and are committed to making investments in our infrastructure to drive our business plans and realize on our transformation initiatives. Key areas of investment include improving the presentation and content as well as the functionality, general search and navigation across our customer facing digital channels; improving customer data integration and customer relations management capabilities; continuing to enhance service offerings to our customers; continuing to strengthen and deepen our information technology, analytics, marketing and e-commerce groups; and creating more flexible fulfillment options designed to improve our delivery capabilities and reduce our shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across our omni-channel retail platform.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended				39 Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,004.7	100.0%	$1,438.5	100.0%	$2,967.7	100.0%	$4,271.9	100.0%
Cost of sales	728.4	72.5	997.4	69.3	2,156.8	72.7	2,960.5	69.3
Gross profit	276.3	27.5	441.1	30.7	810.9	27.3	1,311.4	30.7
Selling, general and administrative expenses	360.4	35.9	475.4	33.0	1,095.1	36.9	1,411.0	33.0
Goodwill and asset impairments	—	—	11.3	0.8	4.8	0.2	375.2	8.8
Gain on disposal of assets	(21.1)	(2.1)	—	—	(32.4)	(1.1)	—	—
Operating loss	(63.0)	(6.3)	(45.6)	(3.1)	(256.6)	(8.7)	(474.8)	(11.1)
Interest expense, net	9.7	0.9	6.0	0.5	23.9	0.8	20.7	0.5
Loss from continuing operations before income taxes	(72.7)	(7.2)	(51.6)	(3.6)	(280.5)	(9.5)	(495.5)	(11.6)
Income tax (benefit) expense	(53.9)	(5.4)	31.6	2.2	14.4	0.5	(6.2)	(0.2)
Net loss from continuing operations	(18.8)	(1.8)	(83.2)	(5.8)	(294.9)	(10.0)	(489.3)	(11.4)
Loss from discontinued operations, net of tax	—	—	(0.2)	—	(0.9)	—	(2.6)	(0.1)
Net loss	$(18.8)	(1.8)%	$(83.4)	(5.8)%	$(295.8)	(10.0)%	$(491.9)	(11.5)%
We revised the categories of our similar products at the end of fiscal 2019. See Note 3, "Revenue," for further details. The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	13 Weeks Ended				39 Weeks Ended
	October 31, 2020		November 2, 2019		October 31, 2020		November 2, 2019
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$413.4	41.2%	$546.0	37.9%	$1,368.1	46.1%	$1,757.4	41.1%
Software	444.4	44.2	730.6	50.8	1,247.9	42.0	2,022.0	47.4
Collectibles	146.9	14.6	161.9	11.3	351.7	11.9	492.5	11.5
Total	$1,004.7	100.0%	$1,438.5	100.0%	$2,967.7	100.0%	$4,271.9	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	13 Weeks Ended
	October 31, 2020			November 2, 2019
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$664.5	66.1%	(27.1)%	$987.5	68.6%	(24.0)%
Canada	55.9	5.6	(25.7)	79.8	5.5	(23.7)
Australia	111.2	11.1	0.6	117.0	8.2	(14.7)
Europe	173.1	17.2	(27.1)	254.2	17.7	(23.7)
Total	$1,004.7	100.0%	(24.6)%	$1,438.5	100.0%	(23.2)%

	39 Weeks Ended
	October 31, 2020			November 2, 2019
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$2,009.3	67.7%	(23.7)%	$3,010.7	70.5%	(16.3)%
Canada	137.5	4.6	(18.9)	215.4	5.0	(15.5)
Australia	373.9	12.6	20.8	339.8	8.0	(9.1)
Europe	447.0	15.1	(18.5)	706.0	16.5	(15.1)
Total	$2,967.7	100.0%	(18.7)%	$4,271.9	100.0%	(15.5)%
Net Sales
Net sales decreased $433.8 million (30.2%) and $1,304.2 million (30.5%), during the 13 and 39 weeks ended October 31, 2020, respectively, compared to their prior year periods. Comparable store sales decreased 24.6% and 18.7% during the current quarter and year-to-date periods, respectively. The decrease in net sales for the quarter and year-to-date periods was primarily attributable to the combined impacts of temporary store closures to customer traffic due to the COVID-19 pandemic and the cyclicality of new hardware consoles as our third fiscal quarter was the final period prior to the launch of new generation of video game consoles from Microsoft and Sony. Although the substantial majority of our stores were open during the third quarter of fiscal 2020, the negative impact related to the ongoing COVID-19 pandemic continued to affect our store operations in all of our operating segments. This includes our Australia stores which were not affected by temporary closures during the first half of fiscal 2020, but during the third fiscal quarter approximately 15% of Australian stores temporarily closed for approximately four weeks. For the 39 weeks ended October 31, 2020 we experienced declines in the United States, Canada, Europe and New Zealand, which were partially offset by the performance in our Australia segment which increased in sales by 10.0% as stores in Australia remained open during for the substantial majority of the year-to-date period. These declines were partially offset by the increase in our e-commerce sales, which increased 257.4% and 432.9% in the current quarter and year-to-date periods, respectively, compared to the prior year periods. Although our sales have decreased compared to the prior year periods as described above, we believe the COVID-19 pandemic has increased demand for at home entertainment and connectivity products as consumers are spending more time in their homes and seek in-home entertainment options.
Net sales during the 13 weeks ended October 31, 2020 in our United States, Canada, Australia and Europe segments declined by 32.7%, 29.9%, 5.0% and 31.9%, respectively, when compared to the 13 weeks ended November 2, 2019. Comparable store sales in the United States, Canada and Europe decreased by 27.1%, 25.7% and 27.1%, respectively, while comparable store sales increased in the Australia segment by 0.6% primarily due to the same factors described above.
Net sales during the 39 weeks ended October 31, 2020 in our United States, Canada and Europe segments declined by 33.3%, 36.2% and 36.7%, respectively, while net sales in our Australia segment increased 10.0%, when compared to the 39 weeks ended November 2, 2019. Comparable store sales in the United States, Canada and Europe decreased by 23.7%, 18.9% and 18.5%, respectively, while comparable store sales increased in the Australia segment by 20.8%, primarily due to the same factors described above.
Gross Profit
Gross profit decreased 37.4% and 38.2% for the 13 and 39 weeks ended October 31, 2020, respectively, compared to the prior year periods, primarily due to the decrease in sales. Gross profit as a percentage of net sales decreased to 27.5% and 27.3% in the current quarter and year-to-date periods compared to 30.7% and 30.7% in the prior year quarter and year-to-date periods, respectively, primarily due to a shift in product mix to lower margin products including the shift to new hardware and accessories within our hardware and accessories product category as well as an increase in industry-wide freight costs and credit card processing fees as a result of higher penetration of e-commerce sales. Additionally, the quarter-to-date period was partially offset by a shift in product mix to collectibles.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased $115.0 million (24.2%) and $315.9 million (22.4%) for the 13 and 39 weeks ended October 31, 2020, respectively compared to the prior year periods. The prior year quarter and year-to-date periods included $14.4 million and $47.5 million, respectively, of costs associated with our transformation initiatives and severance. Excluding these charges, the decrease in SG&A for both the quarter and year-to-date periods was primarily due to the impact of the extensive cost reduction initiatives we have undertaken, and to a lesser extent, lower variable expenses as a result of lower sales volume. See Note 2, "COVID-19 Impacts" for further details.

Goodwill and Asset Impairments
During the 39 weeks ended October 31, 2020, we recognized asset impairment charges totaling $4.8 million. No asset impairment charges were recognized during the 13 weeks ended October 31, 2020. The charges consist of $3.2 million in impairment charges related to our formerly-owned corporate aircraft, which we sold in the second fiscal quarter of 2020 and $1.6 million in impairment charges associated with store-level assets.
During the 13 and 39 weeks ended November 2, 2019 we recognized asset impairment charges totaling $11.3 million, consisting of a $7.7 million impairment of our corporate aircraft, which was classified as held for sale as of November 2, 2019, and $3.6 million in impairment charges related to store-level property and equipment. During the 39 weeks ended November 2, 2019, we recognized a goodwill impairment charge totaling $363.9 million, primarily as a result of a decline in our market capitalization. As a result of the goodwill impairment charge, we have no remaining goodwill.
Gain on Sale of Assets
During the 13 weeks ended October 31, 2020, we sold our Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an average annual base rent of $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses. Additionally, in September 2020, we sold our Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leased back the facility for a term of five years on market rate terms at an average annual base rent of $0.9 million plus taxes, utilities, management fees and other operating and maintenance expenses. The net proceeds from the sale of these assets will be used for general corporate purposes. As a result of these transactions, a gain on sale of assets of $21.1 million was recognized and is included in our unaudited condensed consolidated statement of operations for the 13 weeks ended October 31, 2020.
During the second fiscal quarter of 2020, we sold, in separate unrelated transactions, to unaffiliated third parties i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. With respect to the leaseback of the corporate headquarters, we agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure our lease obligation. Upon delivering such letter of credit, we will be entitled to a rent credit of $2.8 million. This variable consideration is included in the total gain on sale of assets recognized during the 39 weeks ended October 31, 2020.
The net proceeds from the sale of these assets will be used for general corporate purposes. As a result of the transactions that occurred during the second and third fiscal quarters of 2020, a gain on sale of assets of $32.4 million was recognized and is included in our unaudited condensed consolidated statement of operations for the 39 weeks ended October 31, 2020.
See Note 5, "Leases," for further information regarding the sale and leaseback of these facilities.
Interest Expense, Net
Interest expense, net increased by $3.7 million (61.7%) during the 13 weeks ended October 31, 2020 compared to the 13 weeks ended November 2, 2019, primarily due to an increase in interest expense as a result of the increase in the interest rate associated with the exchange of $216.4 million aggregate principal amount of our 6.75% senior notes due in 2021 for our 10.0% senior notes due in 2023 as well as a decrease in interest income primarily as a result of a reduction in interest rates.
Interest expense, net increased by $3.2 million (15.5%), during the 39 weeks ended October 31, 2020 compared to the 39 weeks ended November 2, 2019, primarily due to a decrease in interest income primarily as a result of a reduction in interest rates. The decrease in interest income was offset by a decrease in interest expense as a result of the early redemption of our $350.0 million 2019 Senior Notes on April 4, 2019, the repurchase of $53.6 million and $6.8 million aggregate principal amount of our 2021 Senior Notes during fiscal 2019 and fiscal 2020, respectively, offset by an increase in interest expense associated with the exchange of $216.4 million aggregate principal amount of our 6.75% senior notes due in 2021 for our 10.0% senior notes due in 2023.
Income Tax (Benefit) Expense
We recognized income tax benefit of $53.9 million for the 13 weeks ended October 31, 2020 compared to an income tax expense of $31.6 million for the 13 weeks ended November 2, 2019. Our effective income tax rate increased to 74.1% for the 13 weeks ended October 31, 2020 compared to (61.2)% for the 13 weeks ended November 2, 2019. The increase in the effective income tax rate compared to the prior year quarter was primarily driven by a change in the tax status of certain foreign entities, sale and leaseback transactions, the impact of the CARES Act, including tax benefits associated with the availability of a five-year carryback period for certain current year tax losses, and the relative mix of earnings across the jurisdictions within which we operate.
We recognized income tax expense of $14.4 million for the 39 weeks ended October 31, 2020 compared to an income tax benefit of $6.2 million for the 39 weeks ended November 2, 2019. Our effective income tax rate decreased to (5.1)% for the 39 weeks ended October 31, 2020 compared to 1.3% for the 39 weeks ended November 2, 2019. The decrease in the effective income tax rate compared to the prior year quarter was primarily driven by the establishment of a full valuation allowance on U.S. deferred tax assets, a change in the tax status of certain foreign entities, sale and leaseback transactions, the impact of the CARES Act, including tax benefits associated with the availability of a five-year carryback period for certain current year tax losses, and the relative mix of earnings across the jurisdictions within which we operate.
See Note 10, "Income Taxes," for further information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facilities. As of October 31, 2020, we had total unrestricted cash on hand of $445.9 million and an additional $175.4 million of available borrowing capacity under our revolving credit facilities.
Availability under our revolving credit facilities, which was increased during the 13 weeks ended October 31, 2020, as described in the Sources of Liquidity section below, provides us additional liquidity throughout the course of the year to fund our operations. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and funds available under our revolving credit facilities together will provide sufficient liquidity to fund our operations and transformation initiatives and support corporate capital allocation programs for the next 12 months and the foreseeable future. While factors related to COVID-19 have negatively impacted our results for the first quarter ended May 2, 2020, results for our second quarter ended August 1, 2020 and third quarter ended October 31, 2020, as compared to our first quarter of fiscal 2020, have improved as we continued to achieve the cash flow benefits from cost savings and expense reduction initiatives, as well as disciplined working capital management which supports an improved liquidity position.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, as well as equity and debt financing alternatives that we believe may enhance stockholder value. Specific to our 2021 Senior Notes, on July 6, 2020 we issued $216.4 million aggregate principal amount of 2023 Senior Notes in exchange for an equal aggregate principal amount of our 2021 Senior Notes. See Note 6, "Debt," for further details on this debt exchange. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions. As part of our previously announced GameStop Reboot profit improvement initiative, we are evaluating future strategic and operating alternatives for certain of our operations under consideration, primarily relating to lease and severance obligations and accelerated depreciation and amortization, would not be material to our liquidity, results of operations or financial condition.
As a result of the impact of COVID-19 around the world, many of our vendors have been impacted by the volatility in the supply chain financing market. As we seek to optimize our inventories, including for next generation video game consoles and a number of new software releases, and related payment terms, we have increased the amount of collateral we provide to select vendors for our inventory purchase obligations. Our continued provision of collateral, and the levels of such collateral, will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, availability of borrowing capacity under our credit facilities, favorable credit terms and costs of providing collateral. See Note 1, "General Information — Restricted Cash" for further details.
On November 10, 2020, the Company issued a notice to redeem, on December 11, 2020, $125.0 million in aggregate principal amount of 2021 Senior Notes. See Note 11, "Subsequent Events," for further details.
Cash Flows
During the 39 weeks ended October 31, 2020, cash used in operations was $41.1 million, compared to $654.8 million during the 39 weeks ended November 2, 2019. The decrease in cash used in operations of $613.7 million was primarily attributable to the optimization of inventory and accounts payable levels as we have focused our operational process to optimize the cash conversion cycle and carry more efficient levels of inventory.
Cash provided by investing activities increased to $63.3 million during the 39 weeks ended October 31, 2020 compared to cash used in investing of $56.9 million during the 39 weeks ended November 2, 2019. The $120.2 million increase in cash provided by investing activities is primarily attributable to the proceeds from the sale and leaseback of five properties including our headquarter facilities in the United States, Australia and Canada as well as a refurbishment center and ancillary office space in Grapevine, Texas, lower capital expenditures in the current year period and $8.6 million net proceeds from the sale of our corporate aircraft. See Note 1, "General Information," and Note 5, "Leases" for further information.
During the 39 weeks ended October 31, 2020, cash provided by financing activities was $65.5 million, consisting primarily of $47.1 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS and a net $25.0 million draw down on our Revolver. During the 39 weeks ended November 2, 2019, cash used in financing activities was $622.7 million, consisting primarily of the redemption of our $350 million in aggregate principal of 5.5% unsecured senior notes, repurchases of our common stock totaling $176.9 million, open market repurchases of $53.6 million of our 2021 Senior Notes and dividends paid on our common stock of $40.5 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our asset-based Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
Our asset-based Revolver has a borrowing base capacity of $420 million and a maturity date of November 2022. Our Revolver has a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of the Company and the assets of its domestic subsidiaries. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of October 31, 2020, our applicable margins were 0.25% for prime rate loans and 1.25% for LIBO rate loans. Also as of October 31, 2020, total availability under the Revolver after giving effect to the Availability Reduction was $152.1 million, with outstanding borrowings of $25.0 million and outstanding standby letters of credit of $59.8 million.
The agreement governing our Revolver and the indentures governing our 2021 Senior Notes and 2023 Senior Notes place certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. In addition, the agreement governing our Revolver and the indentures governing our 2021 Senior Notes and 2023 Senior Notes contain customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds (the "Availability Reduction"). We are currently in compliance with all covenants under the indentures governing the 2021 Senior Notes and 2023 Senior Notes and the agreement governing our Revolver.
As of October 31, 2020, our 2021 Senior Notes and 2023 Senior Notes had an aggregate principal amount outstanding of $198.2 million and $216.4 million, respectively. Additionally, as of October 31, 2020, our term loans entered into by our French subsidiary, Micromania SAS, had an aggregate principal balance of €40.0 million ($46.6 million as of October 31, 2020).
See Note 6, “Debt,” to our unaudited consolidated financial statements.
Our French subsidiary, Micromania SAS, also maintains a credit facility of €20.0 million ($23.3 million as of October 31, 2020) that allows it to obtain short term loans of 10 to 93 days in duration to support its working capital needs. The commitments expire in January 2021. Loans made under the credit facility accrue interest at a variable rate tied to the Euro Interbank offered Rate plus an applicable margin of 1.5% and are secured by a pledge of the bank account from which repayments of the loans would be made. No amounts have been drawn under this facility through October 31, 2020.
In August 2020, we entered into the fourth amendment (“Fourth Amendment”) to the credit agreement governing our Revolver (“Credit Agreement”) giving effect to certain amendments, which are incorporated above and include, but are not limited to the following:
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
Separately from the asset-based Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. We had $90.2 million of outstanding letters of credit and bank guarantees under facilities outside of the Revolver.
We may also fund our growth capital needs, as circumstances warrant, from sales of equity securities. The timing and amount of any equity sales would depend on, among other factors, our capital needs and alternative sources and costs of capital available to us, market perceptions about us, and the then current trading price of our common equity.

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
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of October 31, 2020.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in the Company's quantitative disclosures about market risk as set forth in its 2019 Annual Report on Form 10-K, except as described below.
The impact of the COVID-19 pandemic both in the United States and globally continues to cause uncertainty and volatility in financial markets, including interest rates and foreign currency exchange rates. The outbreak is expected to have a continued adverse impact on market conditions for the foreseeable future and to trigger a period of global economic slowdown with no known duration. See further discussion in Part I, Item 2. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
The Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that it files or submits under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. The Company's principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that its disclosure controls and procedures were effective as of October 31, 2020 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
In response to the COVID-19 pandemic, the Company has required certain employees, some of whom are involved in the operation of the Company's internal controls over financial reporting, to work from home. Despite this change, there have been no changes in the Company’s internal control over financial reporting during the quarter ended October 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting. The Company is continually monitoring and assessing the impact of COVID-19 on its internal controls to minimize any impact it may have on their design and operating effectiveness.
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
ITEM 1A.    RISK FACTORS
In light of recent developments relating to the COVID-19 pandemic, the Company amended and restated all risk factors that were included in item "1A. Risk Factors" of its 2019 Annual Report on Form 10-K filed with the SEC on March 27, 2020. The amended and restated risk factors are included in Exhibit 99.4 to the Form 8-K the Company filed with the SEC on June 5, 2020 and these risk factors were further supplemented in Item 1A of the Company's Quarterly Report on Form 10-Q filed with the SEC on September 9, 2020.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
None.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1
Fourth Amendment to Second Amendment and Restated Credit Agreement, dated as of August 28, 2020, by and among GameStop Corp., the other Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.
		Current Report on Form 8-K	September 2, 2020
10.2	Uncommitted Letter of Credit Facility, dated as of August 28, 2020, by and among GameStop Corp., the other borrowers party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 2, 2020
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

Date: December 8, 2020

GAMESTOP CORP.

	By:	/s/ DIANA JAJEH
Diana Jajeh
Senior Vice President and Chief Accounting Officer
(Principal Accounting Officer)

Date: December 8, 2020