Form 10-K
period 2021-01-30
GameStop Corp.
filed 2021-03-23
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 30, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 31, 2020 was approximately $244.4 million, based upon the closing market price of $4.01 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 17, 2021: 69,935,828
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its e-commerce properties and thousands of stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020"). Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019") and fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018").
Reportable Segments
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identified these segments based on a combination of geographic areas, which is the basis of how we manage the organization and analyze performance. Our sales and profits are driven through both our physical stores and broad e-commerce capabilities. Each segment consists primarily of retail operations, with the significant majority of our stores and e-commerce properties engaged in the sale of new and pre-owned video game systems, software and accessories (which we refer to as video game products). These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments. Through all of our channels, we sell various types of digital products, including downloadable content, network points cards, prepaid digital, prepaid subscription cards and digitally downloadable software and also sell collectible products.
As of January 30, 2021, we had a total of 4,816 stores across all of our segments; 3,192 in the United States, 253 in Canada, 417 in Australia and 954 in Europe. Our stores and e-commerce sites operate primarily under the names GameStop® (“GameStop”), EB Games® (“EB Games”) and MicromaniaTM.
Our segments also include 73 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers, with 48 collectibles stores in international markets operating under the Zing Pop Culture® brand and 25 stores in the United States operating under the ThinkGeek® brand. Our brands also include Game Informer® (“Game Informer”) magazine, the world's leading print and digital video game publication.
Financial information about our segments is included in Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Note 17, "Segment Information," of the notes to the consolidated financial statements, included in Item 8, "Financial Statements and Supplementary Data" of this Form 10-K.
Merchandise
We categorize our sale of products as follows:
•Hardware and Accessories.  We offer new and pre-owned video game platforms from the major console and PC manufacturers. The current generation of consoles include the Sony PlayStation 5 (2020), Microsoft Xbox Series X

(2020) and the Nintendo Switch (2017). Accessories consist primarily of controllers, gaming headsets, virtual reality products and memory cards.
•Software.  We offer new and pre-owned video game software for current and certain prior generation consoles. We also sell a wide variety of in-game digital currency, digital downloadable content (“DLC”) and full-game downloads in our stores and e-commerce properties.
•Collectibles. Collectibles consist of licensed merchandise, primarily related to the video game, television and movie industries and pop-culture themes which are sold through our video game stores and e-commerce properties, and ThinkGeek® and Zing Pop Culture® stores.
Trade-In Program
We provide our customers with an opportunity to trade-in their pre-owned video game products in our stores in exchange for cash or in-store credit which can be applied towards the purchase of other products. We believe this process drives our higher market share, particularly at new title releases and console launches. We resell these pre-owned video game products, which allows us to be one of the only suppliers of previous generation platforms and related video games. We also operate refurbishment centers in the United States, Canada, Australia and Europe, where defective video game products can be tested, repaired, relabeled, sanitized, repackaged and redistributed for resale back to our stores and e-commerce properties.
Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of January 30, 2021, we offered games and entertainment products in 4,816 stores worldwide.
Domestic Locations.  The table below sets forth the number and locations of our domestic stores included in the United States segment as of January 30, 2021:

Alabama	52	Kentucky	64	North Dakota	7
Alaska	6	Louisiana	59	Ohio	145
Arizona	65	Maine	7	Oklahoma	42
Arkansas	28	Maryland	59	Oregon	33
California	287	Massachusetts	58	Pennsylvania	136
Colorado	52	Michigan	86	Rhode Island	10
Connecticut	33	Minnesota	40	South Carolina	63
Delaware	14	Mississippi	40	South Dakota	7
Florida	202	Missouri	59	Tennessee	85
Georgia	112	Montana	10	Texas	326
Guam	2	Nebraska	19	Utah	25
Hawaii	13	Nevada	35	Vermont	4
Idaho	16	New Hampshire	20	Virginia	100
Illinois	111	New Jersey	87	Washington	65
Indiana	80	New Mexico	22	West Virginia	25
Iowa	26	New York	151	Wisconsin	48
Kansas	29	North Carolina	121	Wyoming	6

Total Domestic Stores					3,192

International Locations.  The table below sets forth the number and locations of our international stores included in our segments in Canada, Europe and Australia as of January 30, 2021:

Number of Stores
Canada	253
Total Stores - Canada	253

Australia	375
New Zealand	42
Total Stores - Australia	417

Austria	17
France	399
Germany	186
Ireland	44
Italy	292
Switzerland	16
Total Stores - Europe	954
Total International Stores	1,624

Business and Growth Strategies
In 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot to position GameStop on a strategic path to fully leverage our unique position and brand in gaming. Our strategic plan is designed to stabilize and optimize our core business while at the same time pursuing strategic initiatives to transform GameStop for the future by expanding our addressable market and product offerings to drive growth in the gaming and entertainment industries. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Business Strategy.”
We utilize cash generated from operations, cash on hand and funds available to us under our revolving credit facility to fund our operations and in 2019 and 2020, Reboot transformation initiatives. We may also fund our operations and potential costs related to the acceleration of future transformation initiatives, such as product catalogue expansion efforts, as circumstances warrant, from other sources of capital, including sales of our equity and debt securities. In December 2020, we established an "at-the-market" offering program (the "ATM Program") that provides for the sale of shares of our Class A Common Stock having an aggregate offering price of up to $100 million, from time to time, through Jeffries LLC, as the sales agent under the ATM Program. See Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources.” Through the date of this Form 10-K, we have not sold any shares of our Class A Common Stock under the ATM Program. Since January 2021, we have been evaluating whether to increase the size of the ATM Program and whether to potentially sell shares of our Class A Common Stock under the increased ATM Program during the course of fiscal 2021, primarily to fund the acceleration of our future transformation initiatives and general working capital needs. The timing and amount of sales under the ATM Program would depend on, among other factors, our capital needs and alternative sources and costs of capital available to us, market perceptions about us, and the then current trading price of our Class A Common Stock.
PowerUp Rewards
We operate loyalty programs in each of the countries in which we operate our stores. Our U.S. loyalty program, called PowerUp Rewards® ("PowerUp Rewards"), had approximately 47.1 million members as of January 30, 2021, of which approximately 15.2 million members have purchased or traded at GameStop® in the past year. The PowerUp Rewards membership totals include 4.4 million paying members. Our loyalty programs in our video game stores in the remaining countries had approximately 22.8 million members as of January 30, 2021. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive video game related rewards. The programs' paid memberships generally include a subscription to Game Informer® magazine and additional discounts and benefits in our stores and e-commerce properties.
Game Informer®
We publish Game Informer®, the world’s leading video game publication featuring reviews of new title releases, game tips and news regarding current developments in the video game industry. Print and digital versions of the magazine are sold through subscriptions, digitally and through displays in our domestic and international stores. Game Informer® is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards membership. Operating results from the English version of Game Informer® are included in the United States segment and other international version results from Game Informer® operations are included in the segment in which the sales are generated.
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Purchases from the top ten vendors accounted for approximately 79% of our new product purchases in fiscal 2020. Nintendo, Sony, Microsoft, U&I Entertainment and Ubisoft Entertainment accounted for 31%, 22%, 9%, 3% and 3%, respectively, of our new product purchases during fiscal 2020. We have established price protections and return rights with our primary video game product vendors in order to reduce our risk of inventory obsolescence.
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
Distribution and Information Management
Our operating strategy involves providing a broad merchandise selection for our customers to purchase what they want and how and when they want it. We use our distribution facilities, store locations, and inventory management systems to optimize the efficiency of the flow of products to our stores and customers, enhance fulfillment efficiency and optimize in-stock and overall investment in inventory. In 2020, we introduced same day delivery service in certain markets to enhance the customer shopping and delivery experience. See Item 1A. Risk Factors -- Risks Related to Our Ability to Grow Our Business – “We depend on third-party delivery services to deliver products to our retail locations, processing centers and customers on a timely and consistent basis, and deterioration in our relationship with these third-party providers or increases in the fees that they charge could reduce our margins, harm our reputation and adversely affect our business and financial condition.”
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
In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Best Buy Co., Inc. ("Best Buy") and Amazon.com, Inc. (“Amazon.com”), among others. Throughout Europe we compete with Sony, Microsoft, Nintendo, and major consumer electronics retailers such as Media Markt, Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart and Best Buy. In Australia, competitors include JB HiFi stores, Big W, and Target.
Market Size
Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD"), International Development Group ("IDG") and DFC Intelligence ("DFC"), we estimate that the market for new physical console video game products was approximately $18.0 billion in 2020 in the countries in which we operate. This estimated market excludes sales of pre-owned video game products, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by DFC, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was approximately $26.0 billion in 2020.
Seasonality
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2020 and 2019, we generated approximately 42% and 34%, respectively, of our sales during the fourth quarter.

Trademarks
We have a number of trademarks and servicemarks, including “GameStop®,” “Game Informer®,” “EB Games®,” “Electronics Boutique®,” “ThinkGeek®,” “Zing Pop Culture®,” “Power to the Players®” and “PowerUp Rewards®,” which have been registered by us with the U.S. Patent and Trademark Office. For many of our trademarks and servicemarks, including “MicromaniaTM,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Human Capital
We believe our business model provides our associates with many opportunities to develop and grow their careers at GameStop. We are committed to the ongoing talent development of all GameStop associates and offer rewarding learning opportunities through our proprietary training programs and high-potential talent development programs as well as educational assistance programs. At GameStop, we advocate working actively to build understanding and collaboration across our family of brands. We believe a more diverse workforce provides many benefits in drawing upon a greater richness of resources, experiences, ideas and talents. We believe these measures help us retain our associates and attract new talent to support our strategy.
We have approximately 12,000 full-time salaried and hourly associates and between 17,000 and 23,000 part-time hourly associates worldwide, depending on the time of year. The number of part-time hourly associates fluctuates due to the seasonality of our business. We believe that our relationship with our associates is good.

Given our global operations, we monitor local labor and employment laws in order to offer our associates wages and benefits packages that are in line with respective local labor markets and laws. While some of our international associates are covered by collective bargaining agreements, none of our U.S. associates are represented by a labor union or are members of a collective bargaining unit.
In response to the COVID-19 pandemic, we prioritized the health and safety of our associates and implemented significant changes that we determined were in the best interests of our associates as well as the communities in which we operate. These changes included encouraging the vast majority of our corporate associates to work from home, while implementing additional safety measures for associates continuing critical on-site work. During fiscal year 2020, we incurred approximately $25 million in costs to mitigate the impact of the COVID-19 pandemic including costs related to incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate. We anticipate that we will continue to incur these costs well into the fiscal year 2021.

Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take in software (CDs), gaming consoles and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2020 alone, through our U.S. refurbishment center, we refurbished over 2.7 million pieces of software (CDs) and over 2.2 million consumer electronic devices, and recycled over 0.5 million pounds of e-waste. In addition, we continuously measure and look for cost effective ways to reduce our carbon emissions and have seen both our total emissions and emissions by store decrease over our baseline year of 2009, as well as a 20% reduction in year over year carbon emissions achieved through both operational reductions and renewable sourcing. See the Social Responsibility section of our corporate website (http://news.gamestop.com/social-responsibility) for further information on our sustainability efforts. We are not incorporating by reference into this Form 10-K information or materials contained on our website or that can be accessed through our website.
Available Information
We make available on our corporate website (http://news.gamestop.com), under “Investor Relations — Financial Information,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission (“SEC”). The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investor Relations — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. Any amendments to or waivers of our Code of Standards, Ethics and Conduct or our Code of Ethics for Senior Financial and Executive Officers that apply to our principal executive officer, principal financial officer, principal accounting officer, controller and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file, with, or furnish to, the SEC.
ITEM 1A.    RISK FACTORS
An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report, before you make an investment decision with respect to our company. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our Class A Common Stock and the value of your investment.
Risks Related to Our Ability to Grow Our Business

Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of the COVID-19 pandemic may adversely affect consumer spending and our financial results.
To varying degrees, our products are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many different ways, including for example:
•their determination of whether or not to make a purchase;
•their choice of brand, model or price-point; and
•how frequently they upgrade or replace their gaming products.
Real GDP growth, consumer confidence, the COVID-19 pandemic discussed in the following risk factor, inflation, employment levels, oil prices, interest rates, tax rates, housing market conditions, foreign currency exchange rate fluctuations, costs for items such as fuel and food and other macroeconomic trends can adversely affect consumer demand for the products and services that we offer. Geopolitical issues around the world and how our markets are positioned can also impact the macroeconomic conditions and could have a material adverse impact on our financial results.
The impact of the COVID-19 pandemic has had, and is expected to continue to have, an adverse effect on our business and our financial results.
The COVID-19 pandemic has negatively impacted the global economy, disrupted consumer spending and global supply chains and created significant volatility and disruption of financial markets. The COVID-19 pandemic has had and is expected to continue to have an adverse effect on our business and financial performance. The extent of the impact of the COVID-19 pandemic, including our ability to execute our business strategies as planned, will depend on future developments, including the duration and severity of the pandemic, which are highly uncertain and cannot be predicted.
In response to mandates and/or recommendations from federal, state and local authorities, across all of the countries in which we operate, as well as decisions we have made to protect the health and safety of our associates and consumers with respect to the COVID-19 pandemic, we have temporarily closed or reduced operations and are continuing to do so in many of our stores. Throughout fiscal 2020, we temporarily closed stores at various times across our U.S., Europe, Canada and Australia regions.
As a result of these closures and reductions, we may reduce hours of a significant number of our associates. We may face store closure requirements and other operation restrictions with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and stringent public health directives, quarantine policies, social distancing measures, or other governmental restrictions, which could have a further material impact on our sales and profits.
Concerns have rapidly grown regarding the COVID-19 pandemic. Consumer fears about exposure to the coronavirus may continue, which will adversely affect traffic to our stores. Consumer spending generally may also be negatively impacted by general macroeconomic conditions and consumer confidence, including the impacts of any recession, resulting from the COVID-19 pandemic or other economic events. This may negatively impact sales at our stores and on our websites. Any reduction in customer visits to our stores, and/or spending at our stores or on our websites, will likely result in a loss of sales and profits and other material adverse effects.
The COVID-19 pandemic could impact our supply chain for products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured or held for distribution. We could also see significant disruptions of the operations of our logistics service providers, delays in shipments and negative impacts to pricing of certain of our products. Certain “big box” retailers with which we compete in the gaming market remained open during the shelter-in-place phase of the pandemic, and we believe this allowed such competitors to gain market share.
In addition, we have incurred, and expect to continue to incur costs in our response to the COVID-19 pandemic that we expect to be significant in total, including, but not limited to, costs incurred to implement operational changes adopted in response to the COVID-19 pandemic and certain payments to or other costs related to associates who were not working as a result of the pandemic. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.
We have taken certain actions and may take additional actions with respect to many of our existing leases during the COVID-19 pandemic, including negotiating with landlords for rent abatement or deferral, terminating certain leases, or discontinuing rent payments, which may subject us to legal, reputational and financial risks. We can provide no assurances that any rent deferrals or abatements will be provided to us.
The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies. While our business is seasonal and we typically anticipate cash usage in the first half of our fiscal year, such usage could continue for a longer duration if the severity of the pandemic does not abate. In September 2020, Standard and Poor’s Ratings Service affirmed their corporate credit rating of us at B- with a stable outlook. In July 2020, Moody’s Investors Service upgraded their corporate credit rating of us from Caa1 to B3 stable outlook. These current ratings, and any potential future downgrade in our credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in documents governing future financial instruments and higher interest costs, and potentially increased lease costs. Furthermore, as a result of the impact of the COVID-19 pandemic on our financial performance, we expect in future periods that our ability to borrow under our revolving credit facility will continue to be reduced to the extent that an additional borrowing or letter of credit would trigger the financial covenant if we would not be in compliance with such covenant at such time.
The extent of the impact of the COVID-19 pandemic on our business and financial results will also depend on future developments, including the duration and spread of the pandemic, the implementation or recurrence of shelter in place or similar orders in the future, its impact on the financial markets in which we operate and spread to other regions, new information that may emerge concerning the severity of the coronavirus and the related impact on consumer confidence and spending, all of which are highly uncertain. Therefore, we cannot reasonably estimate the full extent of the COVID-19 pandemic’s impact on our business and financial results.
Economic, social and political conditions or civil unrest in the U.S. and in certain international markets could adversely affect demand for the products we sell and the ability of our stores to remain open.
Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. Consumer spending may be affected by many economic and other factors outside our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, political conditions, the occurrence of civil unrest, and the effect of weather, natural disasters, public health crises, including the COVID-19 pandemic and the related reduced consumer demand, decreased sales and widespread temporary closures. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Socio-political factors, such as civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our store base, may also result in decreased discretionary spending. These and other social, political and economic factors could adversely affect demand for our products or cause certain of our stores to close, which would negatively impact our business, results of operations and financial condition.
The video game industry has historically been cyclical and is affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products or our pre-owned business.
The video game industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new video game platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. In addition, the features of new consoles or changes to the existing generations of consoles, including any future restrictions or conditions or the ability to play prior generation video games on such consoles, may adversely affect our pre-owned business. A new console cycle began with the launch of the Sony PlayStation 5 in November 2020, the Microsoft Xbox Series X in November 2020, and the Nintendo Switch in March 2017.
The COVID-19 pandemic could potentially cause material disruptions or delays in our supply chains that develop, manufacture and distribute new consoles and other products we sell. Such disruptions could result in lower levels of sales of next generation consoles as well as the accompanying video games and other products we sell, which could have a material adverse impact on our financial results.
We depend upon the timely delivery of new and innovative products from our vendors.
We depend on manufacturers and publishers to deliver video game hardware, software, and consumer electronics in quantities sufficient to meet customer demand. In addition, we depend on these manufacturers and publishers to introduce new and innovative products and software titles to drive industry sales. We have experienced sales declines in the past due to a reduction in the number of new software titles available for sale. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales. Any reduction in allocation of new hardware platforms or titles by vendors in preference to competitors, such as big box retailers, could have a material adverse impact on our financial results.
Disruptions and delays in our supply chains as a result of severe weather, natural disasters, information technology upgrades, operating issues, public health crises, pandemics, including the COVID-19 pandemic, or other unanticipated events could continue to adversely impact manufacturers’ and publishers’ ability to meet our customer demand. Additionally, the prioritization of shipments of certain products as a result of the pandemic could cause delays in the shipment or delivery of our products. Such disruptions could result in reduced sales.
Technological advances in the delivery and types of video games and PC entertainment hardware and software, as well as changes in consumer behavior related to these new technologies, have and may continue to lower our sales.
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. In addition, Microsoft and Sony sell disc-less consoles that are currently available to consumers. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. As a result of quarantine policies and social distancing measures enacted in response to the COVID-19 pandemic, consumers may increasingly download video game content, and any such changes to consumer behavior may continue after such policies and measures are rescinded. If consumers’ preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of mediums, including video game consoles, personal computers, mobile phones, tablets, social networking websites and other devices. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell.
In order to continue to compete effectively in the video game industry, we must respond effectively to market and technological changes and understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes and changes in consumer preferences. Our business and results of operations may be negatively impacted if we fail to keep pace with these changes.
International events could delay or prevent the delivery of products to our suppliers.
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including natural disasters, public health crises, including the ongoing COVID-19 pandemic, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations. Furthermore, the COVID-19 pandemic has resulted in work stoppages at certain suppliers that are part of our supply chain. We have experienced shortages in supply as a result of the interruptions, but if the work stoppages or raw material supply were to be prolonged or expanded in scope, there could be resulting supply shortages which could impact our ability to import certain products on schedule and, accordingly, could have an adverse effect on our business, financial condition and results of operations.
Our ability to obtain favorable terms from our suppliers and service providers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers and service providers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors are Nintendo, Sony, Microsoft, U&I Entertainment and Ubisoft Entertainment, which accounted for 31%, 22%, 9%, 3% and 3%, respectively, of our new product purchases in fiscal 2020. If our suppliers and service providers do not provide us with favorable business terms or allocate reduced volumes of their products to us, we may not be able to offer products to our customers in sufficient volumes or at competitive prices. Vendors may request credit support which could require us to either use cash on hand or collateralize letters of credit with restricted cash or other credit support mechanisms, which would reduce our liquidity available for other purposes.
We depend on third-party delivery services to deliver products to our retail locations, processing centers and customers on a timely and consistent basis, and deterioration in our relationship with these third-party providers or increases in the fees that they charge could reduce our margins, harm our reputation and adversely affect our business and financial condition.
We rely on third parties for the transportation of products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Delivery and shipping costs have increased from time to time and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased delivery and shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing our margins, which would negatively affect our operating results. As we continue to reduce the number of our retail locations and increase our e-commerce capabilities, we expect our reliance on third party delivery services will increase.
In addition, if our relationships with these third parties, especially the carriers we rely upon for the majority of our shipping needs, are terminated or impaired, if we are unable to negotiate acceptable terms with these third parties or if these third parties are unable to deliver products for us, whether due to a labor shortage, slow down or stoppage, deteriorating financial or business conditions, responses to the COVID-19 pandemic, terrorist attacks or for any other reason, we would be required to use alternative carriers for the shipment of products to our customers. Changing carriers could have a negative effect on our business and operating results due to the negative impact on customer experience, including reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. See Item 1A. Risk Factors – Risk Related to Our Retail Operations – “Disruptions to our logistics capability or supply chain may have an adverse impact on our operations.”
Our international operations expose us to numerous risks.
We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software introduction in these markets can sometimes differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:
•economic downturns, specifically in the regions in which we operate;
•currency exchange rate fluctuations and sovereign debt crises;
•international incidents, including public health crises such as the COVID-19 pandemic;
•natural disasters;
•government instability; and
•competitors entering our current and potential markets.
Our operations in Europe are also subject to risks associated with the withdrawal of the United Kingdom from the European Union (“EU”). On January 31, 2020, the United Kingdom of Great Britain and Northern Ireland officially exited the EU (“Brexit”) and entered into a transition period to negotiate the final terms of Brexit. The transition period ended on December 31, 2020. The continued uncertainty regarding the impact of the withdrawal and any resulting increases in tariffs, importation restrictions, out of stocks, volatility in currency exchange rates, including the valuation of the euro and the British pound in particular, changes in the laws and regulations applied in the United Kingdom or impacts on economic and market conditions in the United Kingdom, the EU and its member states and elsewhere may have an adverse impact on consumer demand for our products, unfavorably impact our results of operations and financial condition.
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act and other anti-bribery laws applicable to our operations. While we have policies and procedures intended to ensure compliance with these laws, our associates, contractors, representatives and agents may take actions that violate our policies. Any violations of these laws by any of these persons could have a negative impact on our business.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with the major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2020 and 2019, we generated approximately 42% and 34%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season (for example, because of the continuing and unknown duration and impact of the COVID-19 pandemic and/or related supply chain and other economic effects) could lower our results of operations for the fourth quarter and the entire fiscal year and adversely impact our liquidity.
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
The manner in which we fund tax withholding obligations that will arise upon vesting of outstanding restricted stock awards may require us to use a substantial amount of cash, which would reduce our liquidity, or may result in sales of shares of our Class A Common Stock into the market, which could cause the market price of our Class A Common Stock to decline.
As of January 30, 2021, our executive officers and other employees held an aggregate of 4.6 million unvested shares of restricted stock, including 0.3 million unvested shares of restricted stock that are scheduled to vest in the ordinary course in the first quarter of fiscal 2021. The vesting of shares of restricted stock may accelerate in connection with certain events (such as the cessation of the grantee’s employment due to death or disability, termination by us without cause or resignation by the grantee with good reason), whether under the terms of employment agreements, our severance plans or policies, or otherwise. Such accelerated vesting could occur in connection with the separation of individuals holding these unvested shares, the vesting of which could be accelerated in accordance with the terms of their employment agreements and the separation conditions.
Tax withholding obligations arise upon the vesting of shares of restricted stock and these obligations must be satisfied at the time they arise through cash payments to the applicable taxing authorities. The amount of the tax withholding obligations due upon the vesting of shares of restricted stock is dependent on the price of our shares of Class A Common Stock on the New York Stock Exchange on the applicable vesting date. The higher the price of the shares of our Class A Common Stock on the vesting date, the higher the tax withholding amount that will be due.
If we were to elect to satisfy tax withholding obligations by withholding and canceling a portion of the shares subject to vesting (sometimes referred to as “share withholding”) and remitting cash to the taxing authorities at the applicable statutory rates on behalf of the holder(s) of applicable awards then, depending on the price of our Class A Common Stock on the vesting date, the amount of these cash payments could be substantial and could have a negative impact on our liquidity and ability to use funds for operational purposes.
We may seek to implement “sell-to-cover” arrangements with one or more holders of shares of restricted stock to minimize our expenditure of cash to satisfy tax withholding obligations. Under such arrangements, a broker would assist the holder to sell, in the open market, all or a portion of the shares subject to vesting and would remit a portion of the sales proceeds to us. We would in turn remit such amounts to the taxing authorities. Such “sell-to-cover” arrangements would enable us to satisfy tax withholding obligations and remain in a net neutral cash position but would result in the sales of shares of our Class A Common Stock into the market and such sales could cause the market price of our Class A Common Stock to decline.
Our Class A Common Stock price has recently experienced extreme price fluctuations. For example, on January 28, 2021, our Class A Common Stock experienced an intra-day trading high of $483.00 per share and a low of $112.25 per share. Assuming, solely for illustration purposes, a stock price of $209.81 per share (the price of our shares of our Class A Common Stock on the New York Stock Exchange on March 17, 2021) upon vesting of all of the shares of restricted stock scheduled to vest in the ordinary course during the first quarter of fiscal 2021 (0.3 million shares), we estimate that the aggregate amount of our tax withholdings obligations on account of these awards would be approximately $18.6 million. Accordingly, if we arranged for share withholding for all such awards, we would be required to expend such dollar amount in cash. Alternatively, if we arranged with the applicable employees for “sales-to-cover” for all such awards, then our net cash balances would not change materially and approximately 0.1 million shares of our Class A Common Stock would be sold on the open market (assuming each share were sold at $209.81). The foregoing amounts are illustrative and the actual amount of the tax obligations and the number of shares to be delivered or sold could be higher or lower, depending on the price of our Class A Common Stock upon vesting, the applicable tax withholding rates then in effect, the price at which any sales to cover were to occur and the number (if any) of restricted stock awards that are forfeited prior to vesting.

Risks Related to Our Retail Operations

An important element of our business strategy is to de-densify our global store base. Failure to successfully transfer customers and sales from closed stores to nearby stores or our e-commerce channels could adversely impact our financial results.
As a part of our business strategy, we are de-densifying our global store base, which includes closing stores that are not meeting performance standards or stores at the end of their lease terms with the intent of transferring sales to other nearby locations or online. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores or online by marketing directly to the PowerUp Rewards members who have shopped in the stores as well as other customers who have recently visited the location that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores or online, our results of operations could be negatively impacted.
If we are unable to renew or enter into new leases on favorable terms, our revenue may be adversely affected.
All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot assure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, or locate alternative sites.
Beginning in March 2020 and continuing throughout fiscal 2020, we began negotiating with landlords under leases of stores impacted by the COVID-19 pandemic to defer or abate the applicable rent during the store closure period, to modify the terms (including rent) of our leases going forward after the stores reopen, or in certain instances to terminate the leases and permanently close some of the stores. However, there can be no assurance that we will be able to negotiate rent deferrals or rent abatements, or terminate the leases, on commercially reasonable terms or at all. If we are unable to renegotiate the leases and continue to suspend rent payments, we could be forced to either pay rent for periods in which our stores were closed or default under the leases, in which case landlords could attempt to terminate our leases and accelerate our future rents due thereunder. Our negotiations with landlords may have a negative impact on our ability to renew leases on favorable terms in the future.
If we are unable to successfully maintain strong retail and e-commerce experiences for our customers, our sales and results of operations could adversely be impacted.

Our business has become increasingly dependent on multiple sales channels as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an e-commerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software and other related operational systems. Continuing to improve our e-commerce platform involves substantial investment of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. In-store and e-commerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.
Enhancing the customer experience through new and evolved programs, such as buy-online-pickup-in-store, new or expanded delivery options, the ability to shop through a mobile application or other similar programs, depends in part on the effectiveness of our inventory management processes and systems, the effectiveness of our merchandising strategy and mix, our supply chain and distribution capabilities, and the timing and effectiveness of our marketing activities, particularly our promotions. Costs associated with implementing store and/or e-commerce initiatives may be higher than expected, and the initiatives may not result in increased sales, including same store sales, customer traffic, customer loyalty or other anticipated results. Website downtime and other technology disruptions in our e-commerce platform, including due to cyber-related issues or natural disasters, and supply and distribution delays and other related issues may affect the successful operation of our e-commerce platform. If we are not able to successfully operate or improve our e-commerce platform and core business, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our reputation, operations, financial condition, results of operations and cash flows could be materially adversely affected.

Our strategic plans and transformation initiatives may initially result in a negative impact on our financial results and such plans and initiatives may not achieve the desired results within the anticipated time frame or at all.

Our ability to successfully implement and execute our strategic plans and transformation initiatives is dependent on many factors, some of which are out of our control. Our strategic plans and transformation initiatives may require significant capital investment and management attention at the expense of other business initiatives and may take longer than anticipated to achieve the desired return. Additionally, any new initiative is subject to certain risks, including customer acceptance, competition and the ability to attract and retain qualified personnel to support the initiative.

Pressure from our competitors may force us to reduce our prices or increase spending, which could decrease our profitability.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. We expect competition in e-commerce generally to continue to increase. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages. In addition, certain of these competitors may have more experience and infrastructure to support increased delivery orders, and may have improved their ability to deliver products as a result of, including in the case of mall merchants and regional chains, having been permitted to remain open during the COVID-19 pandemic. Additionally, competitors who were able to remain open during the COVID-19 pandemic may create increased competition for allocations from our suppliers. Furthermore, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. The potential increase in consumers’ downloading of video game content in favor of purchasing games in stores as a result of COVID-19 related quarantine policies and social distancing measures could further accelerate consumer purchases of online video game content from other retailers. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for new and pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, we may be less profitable.

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
We rely on centralized facilities for the refurbishment of many of the pre-owned products that we sell. If any disruption occurred at these facilities, whether due to natural disaster or severe weather, or events such as fire, accidents, power outages, systems failures, restrictions on business operations (including as a result of the COVID-19 pandemic), or other unforeseen causes, sales of our pre-owned products could decrease. Since we generally obtain higher margins on our pre-owned products, any adverse effect on their sales could adversely affect our profitability.
Disruptions to our logistics capability or supply chain may have an adverse impact on our operations.
We depend on package carriers for the delivery of products to our customers and our stores. Any significant interruption or disruption in carrier service to our distribution centers or stores due to severe weather, natural disasters, information technology upgrades, operating issues, disruptions to our transportation network, public heath crises, pandemics, including the COVID-19 pandemic, or other unanticipated events, could impair our ability to obtain or deliver inventory in a timely manner, cause cancellations or delays in shipments to customers or otherwise disrupt our normal business operations.
Our logistics services are operated through our distribution centers. An interruption of operations at any of our distribution centers could have a material adverse effect on the operations of branches served by the affected distribution. Such disaster related risks and effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposures to disaster events in a number of ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of risks applicable to our business, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, although our reviews have led to more systematic contingency planning, our plans are in varying stages of development and execution, such that they may not be adequate at the time of occurrence for the magnitude of any particular disaster event that we may encounter. See Item 1A. Risk Factors -- Risks Related to Our Ability to Grow Our Business – “We depend on third-party delivery services to deliver products to our retail locations, processing centers and customers on a timely and consistent basis, and deterioration in our relationship with these third-party providers or increases in the fees that they charge could reduce our margins, harm our reputation and adversely affect our business and financial condition.”
Our sales of collectibles depend on popularity of and trends in pop culture, and our ability to react to them.
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. The market for, and appeal of, particular types of music, movies, television shows, artists, actors, styles, trends and brands are constantly changing. The interruption in the production of new music, movies and television shows, and the reduced access to our storefronts by consumers caused by the COVID-19 pandemic, has had and is likely to continue to have a negative impact on sales of collectibles. In addition, our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns. There can be no assurance that the collectibles and related products that we sell will appeal to our customers.
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

Risks Related to Laws and Regulations

Changes to tariff and import/export regulations may negatively impact our future financial condition and results of operations.
The United States and other countries have from time to time proposed and enacted protectionist trade policies that could increase the cost or reduce the availability of certain merchandise. In particular, the previous U.S. administration has made certain changes to import/export tariffs and international trade agreements. The changes announced and made to date do not impact the merchandise that we offer. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries.
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
In order to comply with laws adopted by the U.S. government or other U.S. or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, workplace safety (including in response to the COVID-19 pandemic), product safety, supply chain transparency, and increased compliance costs related to enforcement of federal and state wage and hour statutes and common law related to overtime, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices. Environmental legislation or other regulatory changes could impose unexpected costs or impact us more directly than other companies due to our operations as a global retailer. Specifically, environmental legislation or international agreements affecting energy, carbon emissions, and water or product materials are continually being explored by governing bodies. Increasing energy and fuel costs, supply chain disruptions and other potential risks to our business, as well as any significant rule making or passage of any such legislation, could materially increase the cost to transport our goods and materially adversely affect our results of operations. Additionally, regulatory and enforcement activity focused on the retail industry has increased in recent years, increasing the risk of fines and additional operational costs associated with compliance.

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
Government regulation of the Internet, e-commerce and other aspects of our business is evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.
We are subject to a number of regulations and laws that apply generally to businesses, as well as regulations and laws specifically governing the Internet and e-commerce and the marketing, sale and delivery of goods and services over the Internet. Existing and future regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e-commerce, as many of these laws were adopted prior to the advent of the Internet and e-commerce and do not contemplate or address the unique issues they raise. Moreover, as e-commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower net revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower net revenue and make us more vulnerable to increased competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.

Risks Related to Our Common Stock

The market price of our Class A Common Stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.

The market price of our common stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
•“short squeezes”;
•comments by securities analysts or other third parties, including blogs, articles, message boards and social and other media;
•large stockholders exiting their position in our Class A Common Stock or an increase or decrease in the short interest in our Class A Common Stock;
•actual or anticipated fluctuations in our financial and operating results;
•risks and uncertainties associated with the ongoing COVID-19 pandemic;
•the timing and allocations of new product releases including new console launches;
•the timing of new store openings or closings;
•shifts in the timing or content of certain promotions or service offerings;
•the effect of changes in tax rates in the jurisdictions in which we operate;
•acquisition costs and the integration of companies we acquire or invest in;
•the mix of earnings in the countries in which we operate;
•the costs associated with the exit of unprofitable markets, businesses or stores;
•changes in foreign currency exchange rates;

•negative public perception of us, our competitors, or industry; and
•overall general market fluctuations.
Stock markets in general and our stock price in particular have recently experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our company. For example, on January 28, 2021, our Class A Common Stock experienced an intra-day trading high of $483.00 per share and a low of $112.25 per share. In addition, from January 11, 2021 to March 17, 2021, the closing price of our Class A Common Stock on the NYSE ranged from as low as $19.94 to as high as $347.51 and daily trading volume ranged from approximately 7,060,000 to 197,200,000 shares. During this time, we have not experienced any material changes in our financial condition or results of operations that would explain such price volatility or trading volume. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In particular, a large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further influencing volatility in its market price. Additionally, these and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our Class A Common Stock.

A “short squeeze” due to a sudden increase in demand for shares of our Class A Common Stock that largely exceeds supply has led to, and may continue to lead to, extreme price volatility in shares of our Class A Common Stock.

Investors may purchase shares of our Class A Common Stock to hedge existing exposure or to speculate on the price of our Class A Common Stock. Speculation on the price of our Class A Common Stock may involve long and short exposures. To the extent aggregate short exposure exceeds the number of shares of our Class A Common Stock available for purchase on the open market, investors with short exposure may have to pay a premium to repurchase shares of our Class A Common Stock for delivery to lenders of our Class A Common Stock. Those repurchases may in turn, dramatically increase the price of shares of our Class A Common Stock until additional shares of our Class A Common Stock are available for trading or borrowing. This is often referred to as a “short squeeze.”

A large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which may increase the likelihood that our Class A Common Stock will be the target of a short squeeze. A short squeeze has led and could continue to lead to volatile price movements in shares of our Class A Common Stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our Class A Common Stock necessary to cover their short positions, the price of our Class A Common Stock may rapidly decline. Stockholders that purchase shares of our Class A Common Stock during a short squeeze may lose a significant portion of their investment.

Information available in public media that is published by third parties, including blogs, articles, message boards and social and other media may include statements not attributable to the Company and may not be reliable or accurate.

We have received, and may continue to receive, a high degree of media coverage that is published or otherwise disseminated by third parties, including blogs, articles, message boards and social and other media. This includes coverage that is not attributable to statements made by our officers or associates. Information provided by third parties may not be reliable or accurate and could materially impact the trading price of our Class A Common Stock which could cause stockholders to lose their investments.

A large number of shares of our Class A Common Stock available for future sale could adversely affect the market price of our Class A Common Stock and may be dilutive to current stockholders.

The sales of a substantial number of shares of our Class A Common Stock, or the perception that such sales could occur, could adversely affect the price for our Class A Common Stock. Our Board of Directors may authorize the issuance of additional authorized but unissued Class A Common Stock or other authorized but unissued securities at any time, including pursuant to equity incentive plans. In addition, we have filed a registration statement with the SEC, allowing us to offer, from time to time and at any time, equity securities (including common or preferred stock), subject to market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell our equity securities, including sales of our Class A common stock pursuant to our ATM program, based upon market conditions and other factors.

Future sales of a substantial amount of our Class A Common Stock in the public markets by our insiders, or the perception that these sales may occur, may cause the market price of our Class A Common Stock to decline.

Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our Class A Common Stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our Class A Common Stock to decline. Other than restrictions on trading that arise under securities laws [(or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws)], including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of Class A Common Stock.

Risks Related to Financial Performance or General Economic Conditions

Our results of operations may fluctuate from quarter to quarter.
Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:
•the timing and allocations of new product releases including new console launches;
•the timing of new store openings or permanent or temporary closings, including those related to the COVID-19 pandemic;
•the amounts devoted to strategic investments, including in multi-channel capabilities and other business initiatives, and failure to achieve anticipated profitability increases and benefits from such initiatives within the expected time-frames or at all;
•timing and extent of the achievement of anticipated profit increases from investments, if at all
•shifts in the timing or content of certain promotions or service offerings;
•the effect of changes in tax rates in the jurisdictions in which we operate;
•acquisition costs and the integration of companies we acquire or invest in;
•the mix of earnings in the countries in which we operate;
•the costs associated with the exit of unprofitable markets, businesses or stores; and
•changes in foreign currency exchange rates.
These and other factors could affect our business, financial condition and results of operations, and this makes the prediction of our financial results on a quarterly basis difficult. Also, it is possible that our quarterly financial results may be below the expectations of public market analysts.
The indenture governing our 10.00% senior notes due March 15, 2023 (the "2023 Senior Notes") and our revolving credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions or take advantage of certain business opportunities.
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
In addition, the restrictive covenants applicable to our revolving credit facility require us to maintain a fixed charge coverage ratio covenant of 1.0:1.0 in the event that excess availability under the revolving credit facility is at any time less than the greater of (1) $12.5 million beginning on August 28, 2020 and (2) 10% of the lesser of the total commitment and the borrowing base. As of January 30, 2021, we would not have been in compliance with the fixed charge coverage ratio covenant if it were in effect and, therefore, our borrowing capacity was effectively reduced by 10% of the borrowing base. The impact of the COVID-19 pandemic on our financial performance may impair our ability to comply with the fixed charge coverage ratio covenant in the future, which would also impact our access to the availability under the revolving credit facility. See Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Sources of Liquidity.

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
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our revolving credit facility or to holders of our 2023 Senior Notes, and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, including the 2023 Senior Notes, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect.
Our inability to generate sufficient cash flow to satisfy our debt obligations, including the 2023 Senior Notes, or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an negative impact on our business, results of operations and financial condition.
Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
Although the indentures governing our 2023 Senior Notes and our revolving credit facility agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in the indentures for our 2023 Senior Notes or our revolving credit facility agreement. The incurrence of additional indebtedness could impact our financial condition and results of operations.
General Risk Factors

Turnover in our senior management or our inability to attract and retain qualified personnel could have a material adverse impact on our business and results of operations.
Our success depends, in part, on the continuing services and contributions of our leadership team to execute on our strategic plan and to identify and pursue new opportunities. Through a committee of directors, our Board is currently evaluating our executive leadership team skill sets related to meeting changing business requirements and has engaged a third party firm to assist in its evaluation and exploration. This evaluation and exploration could result in a change in one or more of our senior executives. Turnover in key leadership positions within the Company could adversely affect our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of current personnel, any of which could have a material adverse effect on our business and results of operations.
Our success also depends, in part, upon our ability to attract, motivate and retain a highly trained and engaged workforce, management for our stores and skilled merchandising, marketing, financial and administrative personnel. In addition, the turnover rate in the retail industry is relatively high, and there is an ongoing need to recruit and train new store associates. Factors that affect our ability to maintain sufficient numbers of qualified associates include associate morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation packages.
Any turnover in senior management in the future or inability to attract and retain qualified personnel could have a material adverse effect on our business and results of operations.

Recent turnover with our Board may disrupt our operations, our strategic focus or our ability to drive stockholder value.
There have been significant changes to our Board since June 2020 as previously reported in our periodic reports filed with the SEC, and we expect to experience additional changes to our Board at our 2021 Annual Meeting. As of the date of this Form 10-K, the Board has not determined the definitive slate of nominees for election at our 2021 Annual Meeting but currently expects that the following incumbent directors will retire from the Board at the 2021 Annual Meeting: Lizabeth Dunn, Paul Evans, Raul J. Fernandez, Reginald Fils-Aimé, William Simon, James K. Symancyk, Carrie W. Teffner and Kathy P. Vrabeck. See Item 9B. Other Information of this Form 10-K. Turnover among our Board may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract and retain new skilled personnel for our Board, our business and growth prospects could disrupt our operations and have a material adverse effect on our operations and business.

If we do not maintain the security of our customer, associate or company information, we could damage our reputation, incur substantial additional costs and become subject to litigation.
An important part of our business involves the receipt, processing and storage of personal information of our customers and associates, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information. Nevertheless, cyber-security risks such as malicious software and attempts to gain unauthorized access to data are rapidly evolving and becoming increasingly sophisticated. Techniques or software used to gain unauthorized access, and/or disable, degrade or harm our systems may be difficult to detect for prolonged periods of time, and we may be unable to anticipate these techniques or put in place protective or preventive measures. These attempts to gain unauthorized access could lead to disruptions in our systems, unauthorized release of confidential or otherwise protected information or corruption of data. If individuals are successful in infiltrating, breaking into, disrupting, damaging or otherwise stealing from our computer systems or the computer system of our third-party providers, we may have to make a significant investment to fix or replace them, and may suffer interruptions in our operations in the interim, including interruptions in our ability to accept payment from customers and our ability to issue and redeem loyalty points under our Power Up Rewards program. Such an event may also expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our members and customers. We are continuously working to upgrade our information technology systems and provide associate awareness training around phishing, malware, and other cyber risks to protect our member, customer, associate, and company data against cyber risks and security breaches. Despite these efforts, we have experienced cybersecurity attacks in the past and there is no guarantee that the procedures that we have implemented to protect against unauthorized access to secured data are adequate to safeguard against future data security breaches. While past cybersecurity attacks have not resulted in material losses, a data security breach or any failure by us to comply with applicable privacy and information security laws and regulations could materially impact our business and our results of operations. Moreover, a data security breach or change in applicable privacy or security laws or regulations could require us to devote significant management resources to address the problems created by the breach or such change in laws or regulations and to expend significant additional resources to upgrade further the security measures that we employ to guard against such breaches or to comply with such change in laws or regulations, which could disrupt our business, operations and financial condition.
Damage to our reputation could adversely affect our business and our ability to attract and retain customers and employees.
Our continued success depends upon customers’ perception of our Company. Any negative publicity relating to our vendors, products, practices or our Company could damage our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition.

If our internal control over financial reporting is ineffective, our business may be adversely affected and we may lose market confidence in our reported financial information which could adversely impact our business and stock price.
Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements and may not prevent or detect misstatements because of inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. Additionally, remote work arrangements and other operational changes instituted in response to the COVID-19 pandemic may impair our ability to maintain effective internal control over financial reporting.
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
In the ordinary course of our business, we are, from time to time, subject to various litigation and legal proceedings, including matters involving wage and hour associate class actions, stockholder and consumer class actions, tax audits and unclaimed property audits by states. The outcome of litigation and other legal proceedings and the magnitude of potential losses therefrom, particularly class action lawsuits and regulatory actions, is difficult to assess or quantify.
Certain of these legal proceedings, if decided adversely to us or settled by us, may require changes to our business operations that negatively impact our operating results or involve significant liability awards that impact our financial condition. The cost to defend litigation may be significant. As a result, legal proceedings may adversely affect our business, financial condition, results of operations or liquidity. See Item 3. “Legal Proceedings” in our Form 10-K.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
All of our retail stores are leased. Store leases typically provide for a lease term of one to five years, plus renewal options and longer for other operating countries. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores or e-commerce properties to improve, if not at least maintain, profitability.
The terms of the store leases, including reasonably certain options, for the 4,816 leased stores open as of January 30, 2021 expire as follows:

Lease Terms to Expire During(1)	Number of Stores
Fiscal 2021	1,848
Fiscal 2022	996
Fiscal 2023	620
Fiscal 2024	532
Fiscal 2025 and later	820
Total	4,816
__________________________________________________
(1)    Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to January 31st.
In July of 2020, we sold and leased-back, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas and ii) a nearby refurbishment center. In August of 2020, we sold and leased-back our Australian headquarters in Eagle Farm, Queensland to an unrelated party. Additionally, in September of 2020, we sold and leased-backed our Canadian headquarters in Brampton, Ontario.
As of January 30, 2021, we owned three and leased 11 office and distribution facilities, totaling approximately 1.9 million square feet. The lease expiration dates for the leased facilities range from 2021 to 2030, with an average remaining lease life, including reasonably certain options, of approximately seven years. Our principal facilities are as follows:

Location	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	426,000	Leased	Distribution and administration
Grapevine, Texas, USA	182,000	Leased	Manufacturing and distribution
Shepherdsville, Kentucky, USA	631,000	Leased	Distribution
Brampton, Ontario, Canada	119,000	Leased	Distribution and administration
Eagle Farm, Queensland, Australia	185,000	Leased	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
The matters under the caption "Legal Proceedings" in Note 13 of the Notes to Consolidated Financial Statements included in this Form 10-K are incorporated by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
As of March 17, 2021, there were approximately 1,683 record holders of our Class A Common Stock.
Dividends
On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility. We paid an aggregate of $40.5 million in cash dividends in the first quarter of fiscal 2019. We believe the decision to eliminate the dividend enabled us to further reduce debt and provided us flexibility under a capital allocation strategy focused on optimizing long-term value creation for our stakeholders.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 29, 2016 through January 29, 2021 (the last trading date of fiscal 2020) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 29, 2016 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$1,800
$1,600
$1,400
$1,200
$1,000
$800
$600
$400
$200
$0
1/29/2016
1/27/2017
2/2/2018
2/1/2019
1/31/2020
1/29/2021
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	1/29/2016	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021
GME	$100.00	$97.78	$70.13	$53.72	$18.99	$1,607.19	*
S&P 500 Index	$100.00	$120.86	$148.44	$148.35	$180.31	$211.39
Dow Jones Specialty Retailers Index	$100.00	$116.12	$149.45	$171.31	$188.05	$265.00

* As noted above under the heading "Risk Factors — Risk Related to Our Common Stock", the market price of our Class A Common Stock has been extremely volatile and was extremely volatile at the end of the fourth quarter of fiscal 2020 due to circumstances outside of our control, including a short squeeze that led to volatile price movements that were unrelated or disproportionate to our operating performance during that time.
Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of fiscal 2020 were as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
(In millions)
November 1 through November 28, 2020	—	$—	—	$—
November 29 through January 2, 2021	—	$—	—	$—
January 3, 2021 through January 30, 2021	—	$—	—	$—
Total	—	$—	—	$—
(1)    Under our 2011 and 2019 Incentive Plans, approved by our Board of Directors and our stockholders, we withheld no shares of Class A Common Stock from certain employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock awards.

ITEM 6.    SELECTED FINANCIAL DATA
The following table sets forth our selected consolidated financial and operating data for the five fiscal years ended January 30, 2021. The selected financial data set forth below should be read in conjunction with Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included in this Form 10-K.

	Fiscal Year
	2020	2019	2018	2017 (3)	2016
(In millions, except statistical and per share data)
Statement of Operations Data:
Net sales	$5,089.8	$6,466.0	$8,285.3	$8,547.1	$7,965.0
Net (loss) income from continuing operations (1)	$(214.6)	$(464.4)	$(794.8)	$230.4	$304.5
Diluted Per Share Data:
(Loss) earnings per share from continuing operations	$(3.30)	$(5.31)	$(7.79)	$2.27	$2.93
Dividends per common share	$—	$0.38	$1.52	$1.52	$1.48
Weighted-average common shares outstanding:
Diluted	65.0	87.5	102.1	101.5	103.8
Store Operating Data:
Comparable store sales (decrease) increase	(9.5)%	(19.4)%	(0.3)%	5.8%	(11.0)%
Number of stores at fiscal year end	4,816	5,509	5,830	5,947	6,132
Balance Sheet Data at Fiscal Year End:
Total assets	$2,472.6	$2,819.7	$4,044.3	$5,041.6	$4,975.9
Total debt, net (2)	$362.7	$419.8	$820.8	$817.9	$815.0
Total liabilities	$2,035.9	$2,208.2	$2,708.1	$2,827.1	$2,721.8
___________________
(1)Fiscal 2019 and 2018 include goodwill impairment charges totaling $363.9 million and $970.7 million, respectively.
(2)In March 2016, we issued $475 million aggregate principal of 6.75% unsecured senior notes due in March 2021 (the "2021 Senior Notes"). During 2019, we used cash on hand to redeem all of our $350.0 million unsecured senior notes due October 2019. In addition, during fiscal 2019, we executed a series of open market purchases of our 2021 Senior Notes resulting in $53.6 million in aggregate principal amount being repurchased. In July 2020, we issued approximately $216.4 million aggregate principal amount of our 2023 Senior Notes in exchange for an equal aggregate principal amount of our 2021 Senior Notes. During the second and third quarters of 2020, we entered into six separate unsecured term loans for a total of $48.6 million by our French subsidiary, Micromania SAS. During 2020, we repaid $131.8 million of our 2021 Senior Notes, See Note 12, "Debt," to our consolidated financial statements for additional information.
(3) Fiscal 2017 contained 53 weeks.

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
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its e-commerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020"). Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019") and fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018"). The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted.
Impact from COVID-19
At various times throughout fiscal 2020, due to the COVID-19 pandemic, we temporarily closed store locations to customer access, across all of our operating regions, the U.S., Canada, Europe and Australia. These temporary store closures began in late March 2020 and by the end of June 2020, following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities, 98% of our stores globally were open to the public. During the third quarter of fiscal year 2020, the substantial majority of our stores were open, with approximately 15% of our stores in Australia temporarily closed for approximately four weeks due to an outbreak of COVID-19. Beginning in late October 2020 and continuing throughout the fiscal fourth quarter, as COVID-19 cases began to escalate in regions around the world, all of our stores in France and Ireland were temporarily closed as required by governmental authorities, while certain other stores in each of our operating segments began more long-term or fluctuating temporary closures as required by the various governmental authorities. Although certain stores remain closed, some of our stores in France, Ireland, and Canada were and are offering curbside pick-up. We remained vigilant in our compliance with COVID-19 regulations across our operating regions, and as such reverted a minor number of store operations in the United States in early November to curbside pick-up only, all of which reopened for customer access in late 2020. In late December 2020 and extending through the end of fiscal 2020, we experienced an increase in temporary store closures in all but the Australian segment, with certain jurisdictions in Canada, US, and Europe allowing for curbside pickup.
During the early stages of the global pandemic and subsequent period of temporary closures, we took steps to continue to serve our customers via our e-commerce platform including, but not limited to enhancing our online capabilities and offering curbside pick-up options while also lowering our purchase and expense levels to correspond with the lower demand.
We continue to prioritize the health and safety of our customers and team members. As a result, during fiscal 2020, we incurred approximately $25 million in costs to mitigate the impact of the COVID-19 pandemic including incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate. We anticipate that we will continue to incur some or all of these costs well into the fiscal year 2021.
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
We continue to take steps to improve cash flows and liquidity, which we believe will enhance our resiliency as we emerge from the COVID-19 pandemic, including:

•reducing inventory receipts to match demand, focusing our purchasing efforts on key hardware, software and accessories products, thereby minimizing late product cycle markdowns;
•concentrating capital spending on required maintenance or near-term high value strategic projects; and
•divesting non-strategic assets to free up cash for deployment to strategic investments and initiatives

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
•reduced pay for certain other associates by graduated amounts across most of the worldwide permanent workforce between 10% and 30% for 9 weeks; and
•forewent merit pay increases for the majority of our associates for fiscal 2020.
See Note 3, "COVID-19 Impacts" for further details.
Industry Overview
Growth in the video game industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles is typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles includes the Sony PlayStation 5 (launched in November 2020), Microsoft Xbox Series X (launched in November 2020) and the Nintendo Switch (launched in March 2017). The Sony PlayStation 4 and Microsoft Xbox One are nearing the end of their cycle due to the launch of Sony and Microsoft next generation consoles.
The sale of video games delivered through digital channels and other forms of gaming continue to grow and represent an increasing percentage of physical video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in our e-commerce and store functionality to enable our customers to access digital content to facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry.
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
Historically, stores with an active lease designation were included in our comparable stores sales even if there were temporary closures because such temporary closures were primarily due to remodeling and relocations and were typically resolved within fewer than 14 days. However beginning in the first quarter of our fiscal year 2020, as a result of COVID-19 related closures, we excluded stores from the comparable sales base that were closed for 14 consecutive days or more and where curbside delivery was not available to customers. Therefore, comparable sales results for fiscal 2020 exclude stores that were closed for periods of 14 consecutive days or more primarily due to the COVID-19 pandemic where curbside delivery was not available to customers. These criteria are consistent with the metrics used by management for internal reporting and analysis to measure performance of our stores.
The calculation of comparable store sales compares fiscal 2020 to the most closely comparable prior year period. The method of calculating comparable store sales varies across the retail industry. As a result, our method of calculating comparable store sales may not be the same as other retailers’ methods. We believe our calculation of comparable store sales best represents our strategy as a retailer that provides our consumers several ways to access our products.
BUSINESS STRATEGY
In 2019, we announced our multi-year transformation initiative, which we refer to as GameStop Reboot to position GameStop on a strategic path to fully leverage our unique position and brand in gaming. Our strategic plan is anchored on the following tenets and designed to first stabilize and optimize our core business while at the same time, pursuing strategic initiatives to transform GameStop for the future by expanding our addressable market and product offerings to drive growth in the gaming and entertainment industries.

Stabilize and Optimize the core business. Improve the efficiency and effectiveness of operations across the organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing the global store base. Prioritizing efforts to optimize the store base and improve the fundamental operations of the business yielded the net closure of 321 stores in fiscal 2019, 693 stores in fiscal 2020, and included both the divestiture of the Simply Mac business and wind down of underperforming operations in Denmark, Finland, Norway and Sweden. Improved inventory management drove a significant increase in inventory turns and as a result, in working capital, while an intense focus on organization structure and expense reductions yielded a $408.5 million or 21.2% reduction in reported Selling, General and Administrative costs in fiscal 2020 as compared to fiscal 2019. We continue to explore strategic options for our European businesses, which may include further store closings, exiting unprofitable businesses, or investing in e-commerce capabilities.

Transform GameStop into a customer-obsessed technology company to delight gamers. The Company is taking the below steps in fiscal 2021:

•Investing in technology capabilities, including by in-sourcing talent and revamping systems, and evaluating next-generation assets.;

•Building a superior customer experience;

•Expanding product offerings to include PC gaming, computers, monitors, game tables, mobile gaming, and gaming TVs;

•Modernizing U.S. fulfillment operations to improve speed of delivery and service;

•Establishing a U.S.-based customer care operation, and;

•Leveraging the Company’s digital assets, including Game Informer and PowerUp Rewards, to increase market share within the growing online gaming community.

We believe these future transformation efforts are an important aspect of our continued business to enable long-term value creation for our shareholders.

Connected to our transformation efforts, we have incurred and may continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.
STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2020 compared to the end of fiscal 2019.

	February 1, 2020	Net Disposals	January 30, 2021
United States	3,642	(450)	3,192
Canada	299	(46)	253
Australia	426	(9)	417
Europe	1,142	(188)	954
Total Stores	5,509	(693)	4,816
SEASONALITY
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions, sales impacts of COVID-19 related temporary store closures, increases or decreases in comparable store sales, the nature and timing of acquisitions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. During fiscal 2020 and 2019, we generated approximately 42% and 34%, respectively, of our sales during the fourth quarter.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$5,089.8	100.0%	$6,466.0	100.0%	$8,285.3	100.0%
Cost of sales	3,830.3	75.3	4,557.3	70.5	5,977.2	72.1
Gross profit	1,259.5	24.7	1,908.7	29.5	2,308.1	27.9
Selling, general and administrative expenses	1,514.2	29.7	1,922.7	29.8	1,994.2	24.2
Goodwill and asset impairments	15.5	0.3	385.6	5.9	1,015.9	12.2
Gain on sale of assets	(32.4)	(0.6)	—	—	—	—
Operating loss	(237.8)	(4.7)	(399.6)	(6.2)	(702.0)	(8.5)
Interest expense, net	32.1	0.6	27.2	0.4	51.1	0.6
Loss from continuing operations before income taxes	(269.9)	(5.3)	(426.8)	(6.6)	(753.1)	(9.1)
Income tax (benefit) expense	(55.3)	(1.1)	37.6	0.6	41.7	0.5
Net loss from continuing operations	(214.6)	(4.2)	(464.4)	(7.2)	(794.8)	(9.6)
(Loss) income from discontinued operations, net of tax	(0.7)	—	(6.5)	(0.1)	121.8	1.5
Net loss	$(215.3)	(4.2)%	$(470.9)	(7.3)%	$(673.0)	(8.1)%

The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$2,530.8	49.7%	$2,722.2	42.1%	$3,717.8	44.9%
Software	1,979.1	38.9	3,006.3	46.5	3,856.5	46.5
Collectibles	579.9	11.4	737.5	11.4	711.0	8.6
Total	$5,089.8	100.0%	$6,466.0	100.0%	$8,285.3	100.0%

Net sales by reportable segment in U.S. dollars were as follows (in millions):

	Fiscal Year 2020			Fiscal Year 2019			Fiscal Year 2018
	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales	Net Sales	Percent of Net Sales	Comparable Store Sales
United States	$3,417.1	67.1%	(13.9)%	4,497.7	69.6%	(20.9)%	5,800.2	70.0%	1.8%
Canada	258.4	5.1	(6.2)	344.2	5.3	(18.9)	434.5	5.2	3.1
Australia	625.3	12.3	23.5	525.4	8.1	(12.0)	645.4	7.8	(3.4)
Europe	789.0	15.5	(10.0)	1,098.7	17.0	(16.8)	1,405.2	17.0	(7.7)
Total	$5,089.8	100.0%	(9.5)%	$6,466.0	100.0%	(19.4)%	8,285.3	100.0%	(0.3)%

Fiscal 2020 Compared to Fiscal 2019
Net Sales
Net sales decreased $1,376.2 million, or 21.3%, in fiscal 2020 compared to fiscal 2019. The decrease in net sales was primarily attributable to the impact of numerous COVID-19 related temporary store closures across every one of our operating regions, 693 net permanent global store closures and a decrease in comparable store sales of 9.5%. This decrease is consistent with the wind down of the last generation of video game consoles that occurred through three fiscal quarters of

2020 and prior to the launch of Microsoft and Sony new generation video game consoles in the fourth quarter of 2020. The decrease in net sales for the fourth fiscal quarter was primarily attributable to the combined impacts of temporary store closures and suppressed customer traffic due to the COVID-19 pandemic, primarily offset by positive 6.5% comparable store sales, which was led by sales volume attributable to the launch of the new video game consoles from Sony and Microsoft and continued strong sales of the Nintendo gaming product lines. For fiscal 2020, we experienced declines in the United States, Canada, Europe and New Zealand, which were partially offset by the performance in our Australia segment which increased in sales by 24.9% as stores in Australia remained open for the substantial majority of the fiscal year. These declines were partially offset by the increase in our e-commerce sales, which increased 174.5% and 190.8% in the current quarter and fiscal year periods, respectively, compared to the prior year periods. Although our sales have decreased compared to the prior year periods as described above, we believe the COVID-19 pandemic has increased demand for at home entertainment and connectivity products as consumers are spending more time in their homes and seek in-home entertainment options.
In total, net sales during fiscal 2020 in our United States, Canada and Europe segments declined by 24.0%, 24.9% and 28.2%, respectively, while net sales in our Australia segment increased 19.0%, when compared to fiscal 2019. Comparable store sales in the United States, Canada and Europe decreased by 13.9%, 6.2% and 10.0%, respectively, while comparable store sales increased in the Australia segment by 23.5%, primarily due to the same factors described above.
Gross Profit
Gross profit decreased $649.2 million, or 34.0%, in fiscal 2020 compared to fiscal 2019, and gross profit as a percentage of net sales decreased to 24.7% in fiscal 2020 compared to 29.5% in fiscal 2019. The decrease in gross profit as a percentage of net sales was primarily due to the mix of sales into lower margin categories such as new console hardware given the launch of generation 9 consoles, increased freight and credit card fees associated with the shift to e-commerce sales, and a broader promotional stance.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses decreased $408.5 million, or 21.2%, in fiscal 2020 compared to fiscal 2019. Fiscal 2020 and fiscal 2019 included $9.2 million and $76.3 million of costs with our transformation initiatives, business divestitures, severance and other charges, respectively. Excluding these charges, the decrease in SG&A in the period was primarily due to lower payroll and occupancy costs driven by the extensive cost reduction initiatives we have undertaken. These reductions include permanent store closures as we de-densify our store base. Additionally, and to a lesser extent, there were lower variable expenses as a result of lower sales volume related to the impacts of the COVID-19 pandemic. See Note 3, "COVID-19 Impacts" for further details.
Goodwill and Asset Impairments
Goodwill and asset impairments decreased $370.1 million, or 96.0% in fiscal 2020 compared to fiscal 2019 as the Company fully impaired its goodwill in fiscal 2019. In the second quarter of fiscal 2020, we sold our corporate aircraft resulting in an impairment charge of $3.2 million. We also incurred an impairment charge associated with store-level assets of $1.6 million in the 39 weeks ended October 31, 2020, respectively. In the fourth quarter of fiscal 2020, we incurred impairment charges of $9.6 million related to store-level, property and equipment and right-of-use asset impairment charges and $1.1 million associated with our Micromania and ThinkGeek trade names. See Note 8, “Goodwill and Intangible Assets,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for further information. We have no remaining goodwill balances as of January 30, 2021.

Gain on Sale of Assets
During the second quarter of fiscal 2020, we sold, in separate unrelated transactions, to unaffiliated third parties i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. With respect to the leaseback of the corporate headquarters, we agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure our lease obligation. Upon delivering such letter of credit, we will be entitled to a rent credit of $2.8 million. This variable consideration is included in the total gain on sale of assets recognized during fiscal 2020.
During the third quarter of fiscal 2020, we sold our Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an average annual base rent of $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses. Additionally, in September 2020, we sold our Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leased back the facility for a term of five years on market rate terms at an average annual base rent of $0.9 million plus taxes, utilities, management fees and other operating and maintenance expenses.
The net proceeds from the sale of these assets are being used for general corporate purposes. As a result of the transactions that occurred during the second and third quarters of fiscal 2020, a gain on sale of assets of $32.4 million was recognized and is included in our consolidated statement of operations for fiscal 2020.
See Note 11, "Leases," for further information regarding the sale and leaseback of these facilities.
Interest Expense, Net

Interest expense, net increased by $4.9 million, or 18.0%, for fiscal 2020 compared to fiscal 2019, primarily due to higher interest expense associated with the July 2020 exchange of $216.4 million in aggregate principal amount of 2021 Senior Notes for 2023 Senior Notes. Furthermore, offsets of interest income in 2020 is lower as compared to 2019 primarily due to lower global interest rates earned on cash and cash equivalents.
Income Tax
Income tax benefit was $55.3 million, representing an effective tax rate of 20.5% in fiscal 2020, compared to $37.6 million expense in fiscal 2019, representing a negative effective tax rate of 8.8%. The effective tax rate of 20.5% is primarily driven by the establishment of a full valuation allowance on U.S. deferred tax assets, a change in the tax status of certain foreign entities, and the impact of the CARES Act, including tax benefits associated with the availability of a five-year carryback period for certain current year tax losses. The negative effective tax rate of 8.8% in fiscal 2019 was primarily the result of a permanent difference for non-deductible impairment charges and valuation allowances recognized in the year. See Note 9, "Income Taxes," to our consolidated financial statements.
(Loss) Income from Discontinued Operations, Net of Tax
Loss from discontinued operations, net of tax, totaled $0.7 million in fiscal 2020 compared to loss from discontinued operations, net of tax, of $6.5 million in fiscal 2019. Refer to Note 2, "Discontinued Operations and Dispositions," to our consolidated financial statements for additional information.

For a comparison of our results of operations for 2019 and 2018, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended February 1, 2020, filed with the SEC on March 27, 2020.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facility. We may also fund our growth capital needs, as circumstances warrant, from sales of equity and debt securities. As of January 30, 2021, we had total unrestricted cash on hand of $508.5 million, $126.5 million of restricted cash and an additional $88.4 million of available borrowing capacity under our revolving credit facility. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver (as defined below). See Note 19 “Subsequent Events”.
Availability under our revolving credit facilities, which was increased during the third quarter of fiscal 2020, as described in the Sources of Liquidity section below, provides us additional liquidity throughout the course of the year to fund our operations. Based on our current operating plans, we believe that available cash balances, cash generated from our operating activities and net availability under our revolving credit facility will provide sufficient liquidity to fund our operations for the next 12 months as well as the foreseeable future. While factors related to COVID-19 have negatively impacted our results during fiscal 2020, those negative impacts were generally offset by the positive results generated from our working capital initiatives, primarily inventory management and our expense reduction initiatives which supports an improved liquidity position.
We continually review and prioritize our capital needs and are committed to making investments in our infrastructure to drive our business plans and future transformation initiatives. Key areas of future investment include improving the presentation and content as well as the functionality, general search and navigation across our customer-facing digital channels; improving customer data integration and customer relations management capabilities; focusing on enhancing and optimizing the customer service proposition; continuing to strengthen and deepen our information technology, analytics, marketing and e-commerce teams and capabilities; and creating more flexible fulfillment options designed to improve our delivery capabilities and reduce our delivery times and shipping costs. These and other investments are expected to, among other things, provide a seamless and compelling customer experience across our retail platform.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, as well as equity and debt financing alternatives that we believe may enhance stockholder value. On July 6, 2020 we issued $216.4 million aggregate principal amount of our 2023 Senior Notes in exchange for an equal aggregate principal amount of our 2021 Senior Notes. See Note 12, "Debt," for further details on this debt exchange. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.
As a result of the impact of the COVID-19 pandemic around the world, many of our vendors have been impacted by the volatility in the supply chain financing market. As we seek to optimize our inventories, including for next generation video game consoles and a number of new software releases, and related payment terms, we have increased the amount of credit support collateral we provide to select vendors for our inventory purchase obligations. Our continued provision of collateral, and the levels of such collateral, will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, availability of borrowing capacity under our credit facilities, favorable credit terms and costs of providing collateral. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies — Restricted Cash" for further details.
Cash Flows
In fiscal 2020, cash flow from operating activities was an inflow of $123.7 million, an increase of $538.2 million compared to an outflow of $414.5 million during the same period last year. The increase was primarily due to improvements in working capital as a result of optimizing inventory and accounts payable levels through optimizing the cash conversion cycle and more efficient carrying levels of inventory.
In fiscal 2019, cash provided by operations was an outflow of $414.5 million, compared to an inflow of $325.1 million in fiscal 2018. The decrease in cash provided by operations of $739.6 million from fiscal 2018 to fiscal 2019 was primarily due to timing of vendor payments and lower earnings in fiscal 2019 compared to prior year.
In fiscal 2020, cash from investing activities was an inflow of $36.9 million compared to an outflow of $60.9 million in fiscal 2019 and a cash inflow of $635.5 million in fiscal 2018. The fiscal 2020 cash inflow from investing activities was primarily attributable to the proceeds from the sale and leaseback of five properties including our headquarter facilities in the United States, Australia and Canada as well as a refurbishment center and ancillary office space in Grapevine, Texas, lower capital expenditures in the current year period and $8.6 million net proceeds from the sale of our corporate aircraft. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," and Note 11, "Leases" for further information.

In fiscal 2018, cash provided by investing activities included $727.9 million in proceeds from divestitures, primarily from the sale of Spring Mobile. Capital expenditures totaled $60.0 million, $78.5 million and $93.7 million in fiscal 2020, 2019 and 2018, respectively.

In fiscal 2020, our financing activities were a net cash outflow of $55.4 million consisting primarily of the repayment of $130.3 million of our 2021 Senior Notes through a combination of open market transactions and an optional early redemption of $125.0 million of our 2021 Senior Notes, at par, in December 2020, partially offset by a net $25.0 million draw down on our Revolver and $47.1 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS.
In 2019, our financing activities were a net cash outflow of $644.7 million consisting primarily of the redemption of our $350.0 million 2019 senior notes in April 2019, repurchases of our Class A Common Stock totaling $198.7 million, open market repurchases of our 2021 Senior Notes totaling $53.6 million and dividends paid on our Class A Common Stock of $40.5 million. In fiscal 2018, our financing activities were a net cash outflow of $174.7 million consisting primarily of dividends paid of $157.4 million and repayment of acquisition-related debt of $12.2 million.
Sources of Liquidity
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.

We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries, such lien being junior to the lien in certain of such assets that secure the 2023 Senior Notes. We are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 30, 2021, the applicable margin was 0.50% for prime rate loans and 1.50% for LIBO rate loans. As of January 30, 2021, total availability under the Revolver after giving effect to the Availability Reduction (as defined below) was $88.4 million, with outstanding borrowings of $25.0 million and outstanding standby letters of credit of $9.8 million. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver. See Note 19 “Subsequent Events”.
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
•Increased the sublimit for issuances of letters of credit under the Credit Agreement from $50 million to $100 million; and
•Increased the amount of letters of credit permitted to be issued separately from, and not pursuant to, the Credit Agreement from $25 million to (i) up to $150 million for letters of credit issued by borrowers/guarantors under the Credit Agreement and (ii) up to $75 million for letters of credit issued for the benefit of foreign subsidiaries, subject to the understanding that the outstanding amount of letters of credit issued under the Credit Agreement, combined with the outstanding amount of letters of credit otherwise permitted by the Credit Agreement cannot exceed $275 million in the aggregate.
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
As of January 30, 2021, the aggregate principal amounts outstanding of our 2021 Senior Notes and 2023 Senior Notes were $73.2 million and $216.4 million, respectively. Additionally, as of January 30, 2021, the aggregate principal balance outstanding under term loans entered into by our French subsidiary, Micromania SAS, was €40.0 million ($48.6 million as of January 30, 2021).

On March 15, 2021, we redeemed the remaining $73.2 million principal amount of our 2021 Senior Notes. See Note 19 “Subsequent events”
Our French subsidiary, Micromania SAS, also maintained a credit facility of €20.0 million ($24.3 million as of January 30, 2021) that allows it to obtain short term loans of 10 to 93 days in duration to support its working capital needs. The credit facility commitments expired in January 2021. No amounts were drawn under this facility through January 30, 2021.
Separately from the asset-based Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of January 30, 2021, we had $133.3 million of outstanding letters of credit and other bank guarantees under facilities outside of the Revolver.
See Note 12, "Debt," for additional information.
We may also fund our growth capital needs, as circumstances warrant, from sales of equity and debt securities. The timing and amount of any equity sales would depend on, among other factors, our capital needs and alternative sources and costs of capital available to us, market perceptions about us, and the then current trading price of our common equity.

In December 2020, we entered into the ATM Program. Sales of our Class A Common Stock under the ATM Program may be made by means of transactions that are deemed to be an "at the market offering" as defined in Rule 415(a)(4) under the Securities Act, including block transactions, sales made directly on the NYSE or sales made into any other existing trading markets of our shares of Class A Common Stock. We are under no obligation to offer and sell shares of our Class A Common Stock under the ATM Program. As of January 30, 2021, and through the date of this Form 10-K, we have not sold any shares of our Class A Common Stock under the ATM Program. Since January 2021, we have been evaluating whether to increase the size of the ATM Program and whether to potentially sell shares of our Class A Common Stock under the increased ATM Program during the course of fiscal 2021, primarily to fund the acceleration of our future transformation initiatives. The timing and amount of sales under the ATM Program would depend on, among other factors, our capital needs and alternative sources and costs of capital available to us, market perceptions about us, and the then current trading price of our Class A Common Stock.

Net proceeds from sales of our shares of Class A Common Stock under the ATM Program are expected to be used for working capital and general corporate purposes, which may include funding our ongoing digital-first growth strategy and product category expansion efforts. For additional information, see Item 1. Business - Business and Growth Strategies.
Share Repurchases
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date.
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

In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million, for an average price of $5.19 per share. We did not repurchase shares during fiscal 2020 or fiscal 2018. As of January 30, 2021, we have $101.3 million remaining under the repurchase authorization.
Tax Withholdings
As of January 30, 2021, our executive officers and other employees held an aggregate of 4.6 million unvested shares of restricted stock, including 0.3 million unvested shares of restricted stock that are scheduled to vest in the ordinary course in the first quarter of fiscal 2021. The vesting of shares of restricted stock may accelerate in connection with certain events (such as the cessation of the grantee’s employment due to death or disability, termination by us without cause or resignation by the grantee with good reason), whether under the terms of employment agreements, our severance plans or policies, or otherwise.
Tax withholding obligations arise upon the vesting of shares of restricted stock and these obligations must be satisfied at the time they arise through cash payments to the applicable taxing authorities. The amount of the tax withholding obligations due upon the vesting of shares of restricted stock is dependent on the price of our shares of Class A Common Stock on the New

York Stock Exchange on the applicable vesting date. The higher the price of the shares of our Class A Common Stock on the vesting date, the higher the tax withholding amount that will be due.

If we were to elect to satisfy tax withholding obligations by withholding and canceling a portion of the shares subject to vesting (sometimes referred to as “share withholding”) and remitting cash to the taxing authorities at the applicable statutory rates on behalf of the holder(s) of applicable awards then, depending on the price of our Class A Common Stock on the vesting date, the amount of these cash payments could be substantial and could have a negative impact on our liquidity and ability to use funds for operational purposes.

We may seek to implement “sell-to-cover” arrangements with one or more holders of shares of restricted stock to minimize our expenditure of cash to satisfy tax withholding obligations. Under such arrangements, a broker would assist the holder to sell, in the open market, all or a portion of the shares subject to vesting and would remit a portion of the sales proceeds to us. We would in turn remit such amounts to the taxing authorities. Such “sell-to-cover” arrangements would enable us to satisfy tax withholding obligations and remain in a net neutral cash position.

Our Class A Common Stock price has recently experienced extreme price fluctuations. Assuming, solely for illustration purposes, a stock price of $209.81 per share (the closing price of our shares of Class A Common Stock on the New York Stock Exchange on March 17, 2021) upon vesting of all of the shares of restricted stock scheduled to vest in the ordinary course during the first quarter of fiscal 2021 (0.3 million shares), we estimate that the aggregate amount of our tax withholdings obligations on account of these awards would be approximately $18.6 million. Accordingly, if we arranged for share withholding for all such awards, we would be required to expend such dollar amount in cash. Alternatively, if we arranged with the applicable employees for “sales-to-cover” for all such awards, then our net cash balances would not change materially and approximately 0.1 million shares of our Class A Common Stock would be sold on the open market (assuming each share were sold at $209.81). The foregoing amounts are illustrative and the actual amount of the tax obligations and the number of shares to be delivered or sold could be higher or lower, depending on the price of our Class A Common Stock upon vesting, the applicable tax withholding rates then in effect, the price at which any sales to cover were to occur and the number (if any) of restricted stock awards that are forfeited prior to vesting.
Dividends
We paid cash dividends of $0.3 million, $40.5 million and $157.4 million in fiscal 2020, 2019 and 2018, respectively. On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately, in an effort to strengthen the Company's balance sheet and provide increased financial flexibility. Dividends paid in fiscal 2020 represents dividends previously declared on unvested restricted stock awards granted under the 2011 Plan as discussed in Note 14 "Common Stock and Share-Based Compensation". These dividends are paid upon vesting of the restricted stock awards. We believe the decision to eliminate the dividend will enable us to further reduce debt and provide us flexibility as we seek to drive value creation for stockholders.
CONTRACTUAL OBLIGATIONS
The following table sets forth our contractual obligations as of January 30, 2021 (in millions):

	Payments Due by Fiscal Period
	Total	FY 2021	FY 2022	FY 2023	FY 2024	FY 2025	Thereafter
Operating leases	$755.3	$258.2	$168.0	$112.1	$78.8	$51.0	$87.2
Purchase obligations(1)	462.5	462.5	—	—	—	—	—
French term loans	48.6	48.6	—	—	—	—	—
2021 Senior Notes	73.2	73.2	—	—	—	—	—
2023 Senior Notes	216.4	—	—	216.4	—	—	—
Interest payments on senior notes	56.5	24.1	21.6	10.8	—	—	—
Total(2)	$1,612.5	$866.6	$189.6	$339.3	$78.8	$51.0	$87.2
___________________
(1)    Purchase obligations represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
(2)    As of January 30, 2021, we had $9.1 million of income tax liability related to unrecognized tax benefits in other long-term liabilities in our consolidated balance sheet. At the time of this filing, the settlement period for the noncurrent portion of our income tax liability (and the timing of any related payments) cannot be reasonably determined and therefore these liabilities are excluded from the table above. In addition, certain payments related to unrecognized tax benefits would be partially offset by reductions in payments in other jurisdictions. See Note 9, "Income Taxes," to our consolidated financial statements for further information regarding our uncertain tax positions.

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
As of January 30, 2021, we had standby letters of credit outstanding in the amount of $9.8 million and had other bank guarantees outstanding in the amount of $133.3 million, of which $57.6 million is cash collateralized.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of January 30, 2021 other than those disclosed Note 12, "Debt" to our audited consolidated financial statements.
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
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at January 30, 2021 would have affected net earnings by approximately $1.9 million in fiscal 2020.
Customer Liabilities
Our PowerUp Rewards loyalty program allows enrolled members to earn points on purchases in our stores and on some of our websites that can be redeemed for rewards and discounts. We allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration. The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated amount of points that will never be redeemed, which is a concept known in the retail industry as "breakage." Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer and recognize estimated breakage on gift cards in proportion to historical redemption patterns.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at January 30, 2021, in each case, would have affected net earnings by approximately $2.1 million in fiscal 2020. A 10% change in our gift card breakage rate at January 30, 2021 would have affected net earnings by approximately $11.0 million in fiscal 2020.

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
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized.  We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets.  Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies.  Based on our analysis, we have determined existing deferred tax assets are not more likely than not to be realized. We have therefore established valuation allowances in all jurisdictions. Our valuation allowance increased to $225.7 million as of January 30, 2021, due to cumulative losses in certain foreign jurisdictions. See Note 9, "Income Taxes" to our consolidated financial statements.
We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $9.1 million as of January 30, 2021. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required.
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
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a loss of $6.1 million and a gain of $4.1 million in selling, general and administrative expenses related to derivative instruments for the fiscal years ended January 30, 2021 and February 1, 2020, respectively. The aggregate fair value of the forward exchange contracts as of January 30, 2021 and February 1, 2020 was a net asset of $0.1 million and $1.1 million, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 30, 2021 would result in a gain of $11.2 million or a loss of $9.2 million in value of the forwards, options and swaps.
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
Interest Rate Risk
The per annum interest rate on our $420 million revolving credit facility is variable and is based on (i) the U.S. prime rate, (ii) LIBOR or (iii) the U.S. federal funds rate. We had $25.0 million and no outstanding balance on our revolving credit facility as of January 30, 2021 and February 1, 2020, respectively. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver. See Note 19 “Subsequent Events”. In 2017, the Financial Conduct Authority, the regulatory body of LIBOR, announced its intention to stop compelling banks to submit rates for the calculation of LIBOR after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rate Committee, has proposed the replacement of U.S. dollar LIBOR rates with a new index calculated by short-term repurchase agreements backed by U.S. Treasury securities called the Secured Overnight Financing Rate (“SOFR”). Whether or not SOFR is generally accepted as the LIBOR replacement remains in question and the future of LIBOR at this time is uncertain. Our revolving credit facility matures in November 2022, therefore, we anticipate that we will amend our revolving credit facility prior to the LIBOR quotation termination date. There can be no assurances as to what alternative reference rates may be and whether such rates will be more or less favorable than LIBOR and any other unforeseen impacts of the potential discontinuation of LIBOR.

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
A company’s internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company, (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that receipts and expenditures of the company are being made only in accordance with duly documented authorizations of management and directors of the company, and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.
Due to inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness for future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 30, 2021, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO". Based on such evaluation, the Company’s management concluded that as of January 30, 2021, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 30, 2021. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
There was no change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that has materially affected or is reasonably likely to material affect our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52-week period ended January 30, 2021, of the Company and our report dated March 23, 2021, expressed an unqualified opinion on those financial statements.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
March 23, 2021

ITEM 9B.    OTHER INFORMATION

Reference is made to the Current Report on Form 8-K that we filed with the SEC on January 11, 2021 that disclosed that on January 10, 2021, we entered into an agreement (the “Agreement”) with RC Ventures LLC and Ryan Cohen. This Form 8-K also disclosed that, pursuant to the Agreement, we agreed that effective at our 2021 annual meeting of stockholders (the “2021 Annual Meeting”), the size of the Board would be reduced from the current 13 directors to nine directors and that the Board would nominate for election the individuals identified in the Form 8-K for election as directors at the 2021 Annual Meeting. As of the date of this Form 10-K, the Board has not determined the definitive slate of nominees but currently expects that the following incumbent directors will retire from the Board at the 2021 Annual Meeting: Lizabeth Dunn, Paul Evans, Raul J. Fernandez, Reginald Fils-Aimé, William Simon, James K. Symancyk, Carrie W. Teffner and Kathy P. Vrabeck. The contemplated retirements are not because of a disagreement with us on any matter relating to our operations, policies or practices.

Reference is made to the Current Report on Form 8-K that we filed with the SEC on the date of this Form 10-K that disclosed that on March 23, 2021, we announced the appointment of Jenna Owens, age 42, as the Company’s Executive Vice President and Chief Operating Officer, effective March 29, 2021. Prior to joining GameStop and since 2017, Ms. Owens served in a variety of senior roles at Amazon.com, Inc., including Director and General Manager of Distribution and Multi-Channel Fulfillment, Director of Associate Experience and Operations for COVID-19 Testing, Director of Global Product and Technology for Grocery Post-Order Customer Experience, and Director and General Manager of Amazon Fresh Pickup. Prior to joining Amazon.com, Inc., Ms. Owens held senior roles at Google, including General Manager of Operations of Google Express from 2012 to 2015 and Head of Operations Efficiency for Americas Ad Sales from 2015 to 2017. From 2011 to 2012, Ms. Owens worked at McKinsey & Co. in the Supply Chain practice where her work included customer-back supply chain transformations of Fortune 500 manufacturers. Ms. Owens has also worked in operations and supply chain at McMaster-Carr Industrial Supply Co. and Honeywell Inc. Ms. Owens holds an Interdisciplinary B.A. from Amherst College and an M.B.A. from New York University’s Leonard N. Stern School of Business.

Reference is made to the Current Report on Form 8-K that we filed with the SEC on February 23, 2021 that disclosed that James A. Bell, our Chief Financial Officer, would cease to be our Chief Financial Officer on or about March 26, 2021 and that if a permanent replacement is not in place at the time that Mr. Bell ceases to be our Chief Financial Officer, then, effective at such time, Diana Saadeh-Jajeh, who is currently serving our Senior Vice President and Chief Accounting Officer, will assume the additional role of interim Chief Financial Officer. Mr. Bell’s cessation as our Chief Financial Officer and Ms. Saadeh-Jajeh’s assumption of the role of interim Chief Financial Officer will occur on March 24, 2021.

Our Board of Directors has formed a committee of directors called the “Strategic Planning and Capital Allocation Committee” (the Strategic Committee). The Committee is responsible for assisting the Board in its oversight of our operational objectives and corporate strategy, capital allocation priorities and other opportunities for maximizing stockholder value. Our Board, through the Strategic Committee, is currently evaluating our executive leadership team skill sets related to meeting changing business requirements and has engaged a third party firm to assist it in its evaluation and exploration. This evaluation and exploration could result in a change in one or more of our senior executives.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Chief Executive Officer, Chief Financial Officer, Chief Merchandising Officer, Chief Customer Officer, Chief Accounting Officer, any Executive Vice President, any Senior Vice President or Vice President employed in a finance or accounting role and any managing director or finance director of all our foreign subsidiaries. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our associates. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2021 Annual Meeting of Stockholders to be held on or around June 10, 2021 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as a part of this Form 10-K:
(i)Index and Consolidated Financial Statements
The list of consolidated financial statements set forth in the accompanying Index to Consolidated Financial Statements at page F-1 herein is incorporated herein by reference. Such consolidated financial statements are filed as part of this Form 10-K.
(2)Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended January 30, 2021, 52 weeks ended February 1, 2020 and the 52 weeks ended February 2, 2019 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. All other schedules are omitted because they are not applicable.
(b)    Exhibits
The information required by this Section (b) of Item 15 is set forth on the Exhibit Index that follows the Consolidated Financial Statements and Notes to Consolidated Financial Statements appearing elsewhere in this Form 10-K.
Schedule II — Valuation and Qualifying Accounts
For fiscal years 2020, 2019 and 2018:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries (2)	Balance at End of Period
	(In millions)
Inventory Reserve(3)
Fiscal year 2020	$58.0	$25.5	$15.1	$(53.4)	$45.2
Fiscal year 2019	$69.4	$35.4	$20.5	$(67.3)	$58.0
Fiscal year 2018	$59.2	$50.1	$46.7	$(86.6)	$69.4
Valuation Allowance for Deferred Tax Assets
Fiscal year 2020	$112.7	$113.0	$—	$—	$225.7
Fiscal year 2019	$32.9	$83.1	$—	$(3.3)	$112.7
Fiscal year 2018	$36.9	$—	$—	$(4.0)	$32.9
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.
(2)    The fiscal year 2019 includes the disposition of $0.3 million of Simply Mac inventory reserves as of the date of the sale. The fiscal year 2018 includes the disposition of $3.6 million of Spring Mobile inventory reserves as of the date of the sale.
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
Date: March 23, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ GEORGE E. SHERMAN	Chief Executive Officer and Director	March 23, 2021
George E. Sherman	(Principal Executive Officer)

/s/ KATHY P. VRABECK	Executive Chairman and Director	March 23, 2021
Kathy P. Vrabeck

/s/ JAMES A. BELL	Executive Vice President, Chief Financial Officer	March 23, 2021
James A. Bell	(Principal Financial Officer)

/s/ DIANA SAADEH-JAJEH	Senior Vice President, Chief Accounting Officer	March 23, 2021
Diana Saadeh-Jajeh	(Principal Accounting Officer)

/s/ ALAN ATTAL	Director	March 23, 2021
Alan Attal

/s/ RYAN COHEN	Director	March 23, 2021
Ryan Cohen

/s/ LIZABETH DUNN	Director	March 23, 2021
Lizabeth Dunn

/s/ PAUL J. EVANS	Director	March 23, 2021
Paul J. Evans

/s/ RAUL J. FERNANDEZ	Director	March 23, 2021
Raul J. Fernandez

/s/ REGINALD FILS-AIMÉ	Director	March 23, 2021
Reginald Fils-Aimé

/s/ JIM GRUBE	Director	March 23, 2021
Jim Grube

/s/ WILLIAM S. SIMON	Director	March 23, 2021
William S. Simon

/s/ JAMES K. SYMANCYK	Director	March 23, 2021
James K. Symancyk
/s/ CARRIE W. TEFFNER	Director	March 23, 2021
Carrie W. Teffner
/s/ KURTIS J. WOLF	Director	March 23, 2021
Kurtis J. Wolf

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 30, 2021, and February 1, 2020, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the 52 week periods ended January 30, 2021, February 1, 2020 and February 2, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 30, 2021, and February 1, 2020, and the results of its operations and its cash flows for the 52 week periods ended January 30, 2021, February 1, 2020, and February 2, 2019, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 30, 2021, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 23, 2021, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Merchandise Inventories - Refer to Note 1 to the financial statements
Critical Audit Matter Description
The Company carries merchandise inventories at the lower of cost or market generally using the average cost method. In valuing merchandise inventories, the Company is required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding the market. In valuing inventory, management makes significant judgements and estimates, including consideration of quantities on hand, recent sales, potential price protections, returns to vendors, and other factors. Such judgements and estimates are more significant for certain inventory product types.

We identified the inventory reserve for certain inventory products as a critical audit matter because of the significant estimates and the assumptions management makes to estimate the excess, slow-moving, and obsolete inventory adjustments, including consideration of quantities on hand, recent sales, potential price protections, returns to vendors and other factors to estimate future customer demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and related calculations, to evaluate whether merchandise inventory reserves for certain inventory products were appropriately recorded as of January 30, 2021.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess, slow-moving, and obsolete inventory reserve for certain inventory products included the following, among others:
•We tested the effectiveness of controls over the valuation of inventories.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess, slow-moving, and obsolete inventory reserve, which included consideration of reserve trends.
•We performed analysis over key product metrics, inventory turnover, and margins, to identify and evaluate slow-moving inventory categories, negative margins, or other unusual trends.
•We tested a sample of inventory items to assess the reasonableness of the excess, slow-moving, and obsolete inventory reserve through evaluation of historical margin, turnover, discounts, and markdowns.

/s/  DELOITTE & TOUCHE LLP

Dallas, Texas
March 23, 2021

We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	January 30, 2021	February 1, 2020
ASSETS
Current assets:
Cash and cash equivalents	$508.5	$499.4
Restricted cash	110.0	0.3
Receivables, net	105.3	141.9
Merchandise inventories	602.5	859.7
Prepaid expenses and other current assets	224.9	120.6
Assets held-for-sale	—	11.8
Total current assets	1,551.2	1,633.7
Property and equipment, net	201.2	275.9
Operating lease right-of-use assets	662.1	767.0
Deferred income taxes	—	83.0
Long-term restricted cash	16.5	13.8
Other noncurrent assets	41.6	46.3
Total assets	$2,472.6	$2,819.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$341.8	$380.8
Accrued liabilities and other current liabilities	626.8	617.5
Current portion of operating lease liabilities	227.4	239.4
Short-term debt, including current portion of long-term debt, net	121.7	—
Borrowings under revolving line of credit (See Note 19 “Subsequent Events”)	25.0	—
Total current liabilities	1,342.7	1,237.7
Long-term debt, net	216.0	419.8
Operating lease liabilities	456.7	529.3
Other long-term liabilities	20.5	21.4
Total liabilities	2,035.9	2,208.2
Commitments and contingencies (Note 13)
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 65.3 and 64.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	11.0	—
Accumulated other comprehensive loss	(49.3)	(78.8)
Retained earnings	474.9	690.2
Total stockholders' equity	436.7	611.5
Total liabilities and stockholders’ equity	$2,472.6	$2,819.7

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2020	2019	2018
Net sales	$5,089.8	$6,466.0	$8,285.3
Cost of sales	3,830.3	4,557.3	5,977.2
Gross profit	1,259.5	1,908.7	2,308.1
Selling, general and administrative expenses	1,514.2	1,922.7	1,994.2
Goodwill and asset impairments	15.5	385.6	1,015.9
Gain on sale of assets	(32.4)	—	—
Operating loss	(237.8)	(399.6)	(702.0)
Interest income	(1.9)	(11.3)	(5.7)
Interest expense	34.0	38.5	56.8
Loss from continuing operations before income taxes	(269.9)	(426.8)	(753.1)
Income tax (benefit) expense	(55.3)	37.6	41.7
Net loss from continuing operations	(214.6)	(464.4)	(794.8)
(Loss) income from discontinued operations, net of tax	(0.7)	(6.5)	121.8
Net loss	$(215.3)	$(470.9)	$(673.0)

Basic (loss) earnings per share:
Continuing operations	$(3.30)	$(5.31)	$(7.79)
Discontinued operations	(0.01)	(0.08)	1.19
Basic loss per share	$(3.31)	$(5.38)	$(6.59)

Diluted (loss) earnings per share:
Continuing operations	$(3.30)	$(5.31)	$(7.79)
Discontinued operations	(0.01)	(0.08)	1.19
Diluted loss per share	$(3.31)	$(5.38)	$(6.59)

Weighted-average shares outstanding:
Basic	65.0	87.5	102.1
Diluted	65.0	87.5	102.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(in millions)

	Fiscal Year
	2020	2019	2018
Net loss	$(215.3)	$(470.9)	$(673.0)
Other comprehensive (loss) income:
Foreign currency translation adjustments	29.5	(24.5)	(63.4)
Reclassification of realized gain on foreign currency translation adjustments, net of tax of $0	—	—	(3.1)
Total comprehensive loss	$(185.8)	$(495.4)	$(739.5)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 4, 2018	101.3	$0.1	$22.1	$12.2	$2,180.1	$2,214.5
Adoption of ASU 2014-09 (Note 1)	—	—	—	—	11.5	11.5
Net loss	—	—	—	—	(673.0)	(673.0)
Foreign currency translation	—	—	—	(66.5)	—	(66.5)
Dividends declared, $1.52 per common share	—	—	—	—	(155.9)	(155.9)
Stock-based compensation expense	—	—	10.7	—	—	10.7
Settlement of stock-based awards	0.7	—	(5.1)	—	—	(5.1)
Balance at February 2, 2019	102.0	0.1	27.7	(54.3)	1,362.7	1,336.2
Net loss	—	—	—	—	(470.9)	(470.9)
Foreign currency translation	—	—	—	(24.5)	—	(24.5)
Dividends declared, $0.38 per common share	—	—	—	—	(38.5)	(38.5)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Repurchase of common shares	(38.1)	—	(35.6)	—	(163.1)	(198.7)
Settlement of stock-based awards	0.4	—	(1.0)	—	—	(1.0)
Balance at February 1, 2020	64.3	0.1	—	(78.8)	690.2	611.5
Net loss	—	—	—	—	(215.3)	(215.3)
Foreign currency translation	—	—	—	29.5	—	29.5
Stock-based compensation expense	—	—	7.9	—	—	7.9
Settlement of stock-based awards	1.0	—	3.1	—	—	3.1
Balance at January 30, 2021	65.3	$0.1	$11.0	$(49.3)	$474.9	$436.7

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2020	2019	2018
Cash flows from operating activities:
Net loss	$(215.3)	$(470.9)	$(673.0)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	80.7	96.2	126.9
Goodwill and asset impairments	15.5	385.6	1,015.9
Stock-based compensation expense	7.9	8.9	10.7
Deferred income taxes	80.3	61.4	(4.1)
(Gain) loss on disposal of property and equipment	(27.3)	1.9	2.0
Loss (gain) on divestiture	—	9.1	(100.8)
Other	0.9	4.1	6.9
Changes in operating assets and liabilities:
Receivables, net	39.8	(10.9)	(34.4)
Merchandise inventories	282.4	361.1	12.6
Prepaid expenses and other current assets	8.4	3.6	2.2
Prepaid income taxes and income taxes payable	(87.0)	(75.9)	(18.7)
Accounts payable and accrued liabilities	(78.6)	(792.8)	(26.0)
Operating lease right-of-use assets and lease liabilities	19.0	4.1	—
Changes in other long-term liabilities	(3.0)	—	4.9
Net cash flows provided by (used in) operating activities	123.7	(414.5)	325.1
Cash flows from investing activities:
Purchase of property and equipment	(60.0)	(78.5)	(93.7)
Proceeds from sale of property and equipment	95.5	—	—
Proceeds from divestitures, net of cash sold	—	5.2	727.9
Proceeds from company-owned life insurance, net	—	12.0	—
Other	1.4	0.4	1.3
Net cash flows provided by (used in) investing activities	36.9	(60.9)	635.5
Cash flows from financing activities:
Repayments of senior notes	(130.3)	(404.5)	—
Repurchase of common shares	—	(198.7)	—
Proceeds from French term loans	47.1	—	—
Dividends paid	(0.3)	(40.5)	(157.4)
Borrowings from the revolver	150.0	—	154.0
Repayments of revolver borrowings	(125.0)	—	(154.0)
Repayment of acquisition-related debt	—	—	(12.2)
Issuance of common stock, net of share repurchases for withholding taxes	3.1	(1.0)	(5.1)
Net cash flows used in financing activities	(55.4)	(644.7)	(174.7)
Exchange rate effect on cash, cash equivalents and restricted cash	16.3	(6.9)	(24.7)
Decrease in cash held for sale	—	—	10.2
Increase (decrease) in cash, cash equivalents and restricted cash	121.5	(1,127.0)	771.4
Cash, cash equivalents and restricted cash at beginning of period	513.5	1,640.5	869.1
Cash, cash equivalents and restricted cash at end of period	$635.0	$513.5	$1,640.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Nature of Operations and Summary of Significant Accounting Policies
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its e-commerce properties and thousands of stores.
GameStop operates its business in four geographic segments: United States, Canada, Australia and Europe. See Note 17, "Segment Information," for further information.
Our largest vendors are Nintendo, Sony, Microsoft, U&I Entertainment, and Ubisoft Entertainment, which accounted for 31%, 22%, 9%, 3% and 3%, respectively, of our new product purchases in fiscal year 2020. Our largest vendors in fiscal year 2019 were Nintendo, Sony, Microsoft, Electronic Arts and Take-Two Interactive, which accounted for 28%, 18%, 6%, 5%, 5%, respectively, of our new product purchases in fiscal year 2019. Our largest vendors in fiscal year 2018 were Nintendo, Sony, Microsoft, Take-Two Interactive and Activision Blizzard, which accounted for 23%, 22%, 10%, 6%, 4%, respectively, of our new product purchases in fiscal year 2018.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our former Spring Mobile business is presented as discontinued operations in the statements of operations for periods presented. The consolidated statement of cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020"). Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019"). Fiscal year 2018 consisted of the 52 weeks ended on February 2, 2019 ("fiscal 2018").
Reclassifications
We have made certain reclassifications in our consolidated financial statements in order to conform to the current year presentation. In our consolidated balance sheets, restricted cash of $0.3 million as of February 1, 2020 has been reclassified from prepaid expenses and other current assets to restricted cash to conform to the current year presentation. Additionally, restricted cash of $13.8 million as of February 1, 2020 has been reclassified from other noncurrent assets to long-term restricted cash to conform to the current year presentation.
In our consolidated statements of operations, asset impairments of $21.7 million and $45.2 million for fiscal years 2019 and 2018, respectively, and goodwill impairments of $363.9 million and $970.7 million for fiscal years 2019 and 2018, respectively, have been reclassified to goodwill and asset impairments to conform to the current year presentation.
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
Restricted Cash
Restricted cash of $126.5 million and $14.1 million as of January 30, 2021 and February 1, 2020, respectively, consists primarily of bank deposits that collateralize the Company's obligations to vendors and landlords.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table provides a reconciliation of cash, cash equivalents and restricted cash in the consolidated balance sheets to total cash and cash equivalents and restricted cash in the consolidated statements of cash flows (in millions):

	January 30, 2021	February 1, 2020	February 2, 2019
Cash and cash equivalents	$508.5	$499.4	$1,624.4
Restricted cash	110.0	0.3	2.7
Long-term restricted cash	16.5	13.8	13.4
Total cash, cash equivalents and restricted cash in the statements of cash flows	$635.0	$513.5	$1,640.5
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned video game products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 30, 2021 and February 1, 2020 were $45.2 million and $58.0 million, respectively.
Assets Held-for-Sale
The Company's corporate aircraft was classified as assets held-for-sale as of February 1, 2020, which had an estimated fair value, less costs to sell, of $11.8 million. We recognized impairment charges of $3.2 million on the corporate aircraft during the 52 weeks ended January 30, 2021, which was partially attributable to recent economic impacts associated with the COVID-19 pandemic. On June 5, 2020, we sold our corporate aircraft with net cash proceeds from the sale totaling $8.6 million, net of costs to sell. No gain or loss on the sale of the aircraft was recognized.
Property and Equipment
Property and equipment consisted of the following (in millions):

	January 30, 2021	February 1, 2020
Land	$4.6	$18.0
Buildings and leasehold improvements	496.6	611.8
Fixtures and equipment	817.7	836.2
Total property and equipment	1,318.9	1,466.0
Accumulated depreciation	(1,117.7)	(1,190.1)
Property and equipment, net	$201.2	$275.9
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on furniture, fixtures and equipment is computed using the straight-line method over their estimated useful lives ranging from two years to ten years. Maintenance and repairs are expensed as incurred, while betterments and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, generally ranging from one year to ten years, which includes reasonably certain renewal options. Costs incurred in purchasing or developing management information systems are capitalized and included in property and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $76.8 million, $90.8 million and $96.7 million for fiscal 2020, 2019 and 2018, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores' projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows or readily available market information for similar assets. We recorded impairment losses of $7.2 million, $6.6 million and $2.1 million in fiscal 2020, 2019 and 2018, respectively. See Note 5, "Asset Impairments," for further information regarding our asset impairment charges.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Share Repurchases
On March 4, 2019, our Board of Directors approved a new share repurchase authorization allowing our management to repurchase up to $300 million of our Class A Common Stock with no expiration date. In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million, at an average price of $5.19 per share. We did not repurchase shares during fiscal 2020 or fiscal 2018. As of January 30, 2021, we have $101.3 million remaining under the repurchase authorization.
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
In order to test goodwill for impairment, we compare a reporting unit's carrying amount to its estimated fair value. If the reporting unit’s carrying value exceeds its estimated fair value, then an impairment charge is recorded in the amount of the excess. In fiscal 2019, we estimated the fair value of our United States segment by using a combination of the income approach and market approach. The income approach is based on the present value of future cash flows, which are derived from our long-term financial forecasts, and requires significant assumptions including, among others, a discount rate and a terminal value. The market approach is based on the observed ratios of enterprise value to earnings of the Company and other comparable, publicly traded companies. We recognized goodwill impairment charges totaling $363.9 million in fiscal 2019, primarily due to a decline in our market capitalization, and as a result of the goodwill impairment charge, we have no remaining goodwill. See Note 8, "Goodwill and Intangible Assets" for additional information.
Our indefinite-lived intangible assets consist of trade names that are not amortized but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our annual impairment testing in fiscal years 2020, 2019 and 2018, we recognized impairment charges totaling $1.1 million, $2.3 million and $43.1 million, respectively, associated with our trade names and dealer agreements. See Note 8, "Goodwill and Intangible Assets" for additional information.
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
We recognize revenue when performance obligations are satisfied by transferring goods or services to the customer in an amount that we expect to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our e-commerce properties is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer magazine. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative stand-alone selling price (see "—Loyalty Program").
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $72.5 million, $108.5 million and $143.4 million were recorded as a reduction of cost of sales for fiscal 2020, 2019 and 2018, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and selling, general and administrative expenses ("SG&A") varies across the retail industry. We include certain purchasing, receiving and distribution costs in SG&A in the consolidated statements of operations. We include processing fees associated with purchases made by credit cards and other payment methods in cost of sales in the consolidated statements of operations.
Advertising Expenses
We expense advertising costs for television, newspapers and other media when the advertising takes place. Advertising expenses for fiscal 2020, 2019 and 2018 totaled $58.4 million, $66.7 million and $72.9 million, respectively.
Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 9, "Income Taxes," for additional information.
Effective January 30, 2021, with the exception of our operations in New Zealand, we will no longer assert indefinite reinvestment of the undistributed earnings of our foreign subsidiaries. However, income tax and/or withholding tax associated with any amounts available for distribution as of January 30, 2021 is not expected to be material to our financial statements.
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
Effective February 3, 2019, we adopted Accounting Standards Codification Topic 842, Leases ("ASC 842"). Under ASC 842, fixed payments associated with our operating leases are included in operating lease right-of-use ("ROU") assets and both current and noncurrent operating lease liabilities on the balance sheet. We determine if an arrangement is considered a lease at inception. We recognize ROU assets, on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, we utilize our incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of our credit rating, country risk, corporate bond yields and the effect of collateralization. For our real estate leases, we do not separate the components of a contract, thus our future payments include minimum rent payments and fixed executory costs. For our non-real estate leases, future payments include only fixed minimum rent payments. We record the amortization of our ROU assets and the accretion of our lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms we are reasonably certain to exercise. We recognize our cash or lease incentives as a reduction to the ROU asset. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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
Transaction gains and losses arising from transactions denominated in foreign currencies as well as derivatives resulted in net losses of $1.0 million in fiscal 2020 and a net gain of $1.0 million and $3.0 million in fiscal 2019 and 2018, respectively, and are included in SG&A expenses in the Consolidated Statements of Operations. Foreign currency transaction gains and losses are the result of decreases or increases in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
We use forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 6, "Fair Value Measurements and Financial Instruments," for additional information regarding our forward exchange contracts.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Under the new standard, we recognize breakage in revenue upon redemption and in proportion to historical redemption patterns, regardless of the age of the unused gift cards and merchandise credit liabilities. In addition, the new revenue standard requires presentation of our sales return reserve to be on a gross basis, consisting of a separate right of return asset and liability. The adoption of the new standard resulted in expanded revenue recognition disclosures which are included below in Note 4, “Revenue.”

The impact of the new revenue standard to our statements of operations for fiscal 2018 is as follows (in millions):

	Fiscal Year 2018
	Under Prior Standard	Impact of New Standard	As Reported
Net sales	$8,240.7	44.6	$8,285.3
Cost of sales	5,937.1	40.1	5,977.2
Gross profit	2,303.6	4.5	2,308.1
Operating (loss) from continuing operations	(706.5)	4.5	(702.0)
(Loss) from continuing operations before income taxes	(757.6)	4.5	(753.1)
Income tax expense	40.5	1.2	41.7
Net (loss) from continuing operations	(798.1)	3.3	(794.8)
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
2.      Discontinued Operations and Dispositions
On January 16, 2019, we completed the sale of all of the equity interests in our wholly owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC ("Prime"), a wholly owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The historic results of Spring Mobile, including the gain on sale, are presented as discontinued operations.

The results of our discontinued operations for fiscal 2020, 2019 and 2018 are as follows (in millions):

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

	Fiscal Year
	2020	2019	2018
Net Sales	$—	$—	$565.4
Cost of Sales	—	—	73.1
Gross Profit	—	—	492.3
Selling general and administrative expenses	1.3	3.6	416.0
Operating (loss) earnings	(1.3)	(3.6)	76.3
(Loss) gain on sale of discontinued operations	—	(5.5)	100.8
(Loss) earnings from discontinued operations before income taxes	(1.3)	(9.1)	177.1
Income tax (benefit) expense	(0.6)	(2.6)	55.3
Net (loss) income from discontinued operations	$(0.7)	$(6.5)	$121.8

The consolidated statement of cash flows is presented on a combined basis for all periods presented, therefore, does not segregate cash flows from continuing and discontinued operations. There were no significant operating noncash items for our discontinued operations for fiscal 2019 and 2020. The following table presents capital expenditures, depreciation and amortization and other significant operating noncash items of our discontinued operations for fiscal 2018 (in millions):

Fiscal Year
2018
Capital expenditures	$7.5
Depreciation and amortization	20.1
Provision for inventory reserves	12.7

Divestiture of Simply Mac

On May 9, 2019, we entered into a definitive agreement to sell our Simply Mac business to Cool Holdings, Inc., which closed on September 25, 2019, for total consideration of $12.9 million. The consideration received was subject to customary post-closing adjustments and consisted of $5.2 million in cash and a note receivable of $7.7 million, which was amended in the first quarter of fiscal 2020 to revise the amount to $1.3 million. We fully reserved the $7.7 million note receivable in the fourth quarter of fiscal 2019 due to the buyer's failure to make scheduled payments. We recognized a loss on sale of $9.1 million, net of tax, during fiscal 2019.
3.    COVID-19 Impacts
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
During the first half of 2020, the Company temporarily closed stores at various times across Europe, Canada and New Zealand. In the United States, all storefronts were temporarily closed to customers, however, we continued to process orders by offering curbside pick-up, ship from store and e-commerce delivery options in many of our stores. These temporary store closures began in late March 2020 and by the end of June 2020, 98% of our stores globally were open to the public following the implementation of the highest level of health and safety protocols recommended by the federal and local health and governmental authorities. Our store locations in Australia remained opened to the public during the first half of fiscal 2020 and were not negatively impacted during this period by the COVID-19 restrictions as our other segments and New Zealand were impacted. During the third quarter of fiscal 2020, the substantial majority of our stores were open, with approximately 15% of our stores in Australia temporarily closed for approximately four weeks due to an outbreak of COVID-19.
Additionally, beginning in late October 2020 and continuing throughout the fiscal fourth quarter, as COVID-19 cases began to escalate in regions around the world, certain of our stores across Europe, Canada and Australia began more long-term or fluctuating temporary closures as required by the various governmental authorities. Although certain stores remained closed during this time, some of our stores in France, Ireland, Canada and Australia offered and some continue to offer curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions. In late December 2020 and

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

extending through the end of fiscal 2020, we experienced an increase in temporary store closures in all but the Australian segment, with certain jurisdictions in Canada, US, and Europe allowing for curbside pickup
Impact on Operating Results and Asset Recoverability
While the gaming industry has not been as severely impacted as certain other consumer businesses, store closures during the stay-at-home orders have adversely impacted our results of operations during fiscal 2020. In response, we have taken proactive measures to align inventory purchases with demand, reduce discretionary spending and earlier in fiscal 2020 instituted temporary pay reductions to partially offset the impact of store closures.
During fiscal 2020, we incurred approximately $25 million in costs to mitigate the impact of the COVID-19 pandemic including costs related to incremental wage payments to hourly associates to help offset lost wages due to store closures, enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate.
The aggregation of these events caused us to reassess potential impairments of long-lived assets, primarily consisting of store-level property and equipment and right-of-use assets under existing operating leases. As a result of this asset impairment analysis, during fiscal 2020 we recognized impairment charges totaling $11.2 million, consisting of a $7.2 million impairment for store-level property and equipment, $2.9 million impairment for store-level ROU assets, and $1.1 million impairment for definite-lived intangible assets. In addition, during fiscal 2020, we recognized impairment charges of $3.2 million for our corporate aircraft, which was partially attributable to the economic impacts associated with the COVID-19 pandemic. Our corporate aircraft was sold during the second quarter of fiscal 2020 for $8.6 million, net of costs to sell. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies" for further details.
During fiscal 2020, we continued to assess the likelihood of realizing the benefits of our deferred tax assets. We assess the realizability of our deferred tax assets using several factors, including the weight of all available evidence, which takes into consideration cumulative book losses recognized, projections of future taxable income in certain jurisdictions and other factors. While our view of the longer-term operating outlook has not been significantly impacted by COVID-19, our ability to recover these deferred tax assets depends on several factors, including our short and long-term results of operations. As a result of this analysis, we maintain valuation allowances of approximately $225.7 million on all of our U.S. and foreign net deferred tax assets as of January 30, 2021.
We evaluated our accounts receivables, which are mainly comprised of bankcard receivables and vendor allowances. Given the nature of these receivables and the credit worthiness of the applicable payees, the COVID-19 pandemic did not significantly impact the estimates of allowances for doubtful accounts.
We also evaluated our merchandise inventories, which are carried at the lower of cost or market generally using the average cost method. We are required to record valuation adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider the quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Given the nature of our products, our inventory management efforts and the temporary nature of store closures, the COVID-19 pandemic did not significantly impact the estimates of inventory valuation.
Liquidity and Other Impacts
As of January 30, 2021, we had total unrestricted cash on hand of $508.5 million, $126.5 million of restricted cash and an additional $88.4 million of available borrowing capacity under our revolving credit facility. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver. See Note 12, "Debt," for further information. As mentioned above, we have taken actions to align expenses and inventory levels given the impacts of the current operating environment and have projected we will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations. Additionally, during the second quarter of fiscal 2020, we completed an exchange offer for a portion of our unsecured 2021 Senior Notes resulting in the replacement of 52% of such 2021 Senior Notes (based on aggregate principal amount) for newly issued 2023 Senior Notes. Through fiscal 2020, we have repaid $131.8 million aggregate principal amount of our 2021 Senior Notes through a combination of open market purchases and redemptions. The remaining $73.2 million aggregate principal amount of our 2021 Senior Notes was redeemed subsequent to year-end on March 15, 2021. See Note 12, "Debt," for further details on the exchange offer and related impacts to scheduled debt maturities.
On March 27, 2020, the U.S. government enacted the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which among other things, provides employer payroll tax credits for wages paid to associates who are unable to work during the COVID-19 pandemic and options to defer the employer portion of Social Security payroll taxes incurred through the end of calendar year 2020. We qualified for the deferral of Social Security payroll taxes and, as a result, we have deferred, and continued to defer payroll taxes and other tax payments through the end of the calendar year 2020. The payment of these deferred amounts are required to be made in 2021 and 2022 calendar years. These deferrals are included in accrued liabilities and other current liabilities within our consolidated balance sheets. In addition, our French subsidiary obtained €20.0 million of unsecured term loans in the second quarter of fiscal 2020 and another €20.0 million of unsecured term loans in the third

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

quarter of fiscal 2020, 90% of which are guaranteed by the French government pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic. See Note 12, "Debt" for further information.
During fiscal 2020, we received approximately $27 million, of COVID-19-related rent concessions comprised of rent abatements and rent deferrals. We applied lease modification guidance to any concession arrangement that extended the term of the lease and substantially altered future cash flows. We elected, as permitted by the guidance issued by the FASB during the COVID-19 pandemic, to not use lease modification accounting for all rent concessions including any rent abatements related to leases not subject to an extension of the original terms. For these leases, which represented most of the leases subject to COVID-19-related rent concessions, we reduced rent expense in the later of the month in which the landlord issued the rent concession or the month for which the rent concession related. For rent concessions in the form of lease payment deferrals, the liability for these rent amounts will remain on the balance sheet until paid.
The COVID-19 pandemic remains an evolving situation and its impact on our business, operating results, cash flows and financial conditions will depend on the geographies impacted by the virus, the ongoing economic effect of the pandemic, the additional economic stimulus programs introduced by governments, and the timing of the post-pandemic economic recovery. Even as we continue to comply with all governmental health and safety requirements for our associates and customers while resuming and maintaining substantially full operations, the persistence and potential resurgence of the COVID-19 pandemic may require us to temporarily close stores again in future periods or introduce modified operating schedules and may impact customer behaviors, including a potential reduction in consumer discretionary spending. These developments could increase asset recovery and valuation risks. Further, the uncertainties in the global economy could impact the financial viability of the our suppliers, which may interrupt our supply chain and require other changes to operations. In light of the foregoing, the extent and duration of the COVID-19 pandemic, and responses of governments, customers, suppliers and other third parties, may materially adversely impact our business, financial condition, results of operations and cash flows.
4.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	Fiscal Year
	2020	2019	2018
Hardware and accessories(1)	$2,530.8	$2,722.2	$3,717.8
Software(2)	1,979.1	3,006.3	3,856.5
Collectibles	579.9	737.5	711.0
Total	$5,089.8	$6,466.0	$8,285.3
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
See Note 17, "Segment Information," for net sales by geographic location.

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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time our customers redeem their gift cards, trade-in credits, reservation deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of January 30, 2021 and February 1, 2020, our unredeemed customer liabilities totaled $244.1 million and $226.9 million, respectively.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of January 30, 2021 and February 1, 2020, our deferred revenue liability related to extended warranties totaled $65.1 million and $70.0 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when magazines are delivered in print form or when made available in digital format. As of January 30, 2021 and February 1, 2020, we had deferred revenue of $39.0 million and $42.3 million, respectively, associated with our Game Informer magazine.
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

Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with extended warranties and subscriptions to our Game Informer magazine. The opening balance, fiscal period changes and ending balance of our contract liabilities are as follows (in millions):

	Fiscal Year
	2020	2019
Contract liability beginning balance	$339.2	$376.9
Increase to contract liabilities (1)	953.8	1,006.0
Decrease to contract liabilities (2)	(950.0)	(1,038.7)
Other adjustments (3)	5.2	(5.0)
Contract liability ending balance	$348.2	$339.2

__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During the 52 weeks ended January 30, 2021, there were $45.1 million of gift cards redeemed that were outstanding as of February 1, 2020. During the 52 weeks ended February 1, 2020 , there were $55.4 million of gift cards redeemed that were outstanding as of February 2, 2019.
(3)    Primarily includes foreign currency translation adjustments.
5.    Asset Impairments
A summary of our asset impairment charges, by reportable segment, for fiscal 2020, 2019 and 2018 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
Fiscal 2020
Intangible asset impairment charges	$0.5	$—	$—	$0.6	$1.1
Corporate aircraft impairment charges	3.2	—	—	—	3.2
Store and other asset impairment charges	7.6	0.1	—	3.5	11.2
Total	$11.3	$0.1	$—	$4.1	$15.5
Fiscal 2019
Intangible asset impairment charges	$2.3	$—	$—	$—	$2.3
Corporate aircraft impairment charges................................	8.7	—	—	—	8.7
Store and other asset impairment charges	1.8	0.4	0.2	8.3	10.7
Total	$12.8	$0.4	$0.2	$8.3	$21.7
Fiscal 2018
Intangible asset impairment charges	$11.2	$—	$—	$31.9	$43.1
Store and other asset impairment charges..........................	1.3	—	0.2	0.6	2.1
Total	$12.5	$—	$0.2	$32.5	$45.2

See Note 8, "Goodwill and Intangible Assets," for information regarding our intangible asset impairment charges.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Store and other asset impairment charges relate to our evaluation of store property, equipment and other assets in situations where an asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
6.    Fair Value Measurements and Financial Instruments
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
Our assets and liabilities measured at fair value on a recurring basis of January 30, 2021 and February 1, 2020 utilize Level 2 inputs and include the following (in millions):

	January 30, 2021	February 1, 2020
Assets:
Foreign currency contracts (1)	$2.5	$1.4
Company-owned life insurance(2)	2.7	4.1
Total assets	$5.2	$5.5
Liabilities:
Foreign currency contracts (3)	$2.4	$0.3
Nonqualified deferred compensation(3)	0.6	1.0
Total liabilities	$3.0	$1.3
___________________
(1)    Recognized in prepaid expenses and other current assets in our consolidated balance sheets.
(2)    Recognized in other non-current assets in our consolidated balance sheets.
(3)    Recognized in accrued liabilities and other current liabilities in our consolidated balance sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $206.9 million and $144.6 million as of January 30, 2021 and February 1, 2020, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related intercompany loans denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	Fiscal Year
	2020	2019	2018
(Losses) gains on the changes in fair value of derivative instruments	$(6.1)	$4.1	$9.6
Gains (losses) on the re-measurement of related intercompany loans and third-party accounts payable denominated in foreign currencies	5.1	(3.1)	(6.6)
Net (losses) gains	$(1.0)	$1.0	$3.0

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
In fiscal 2020, we recognized impairment charges totaling $11.2 million associated with store-level assets to reflect their fair values of $7.0 million. We also recognized impairment charges of $3.2 million, $0.5 million and $0.6 million related to our corporate aircraft, ThinkGeek trade name and Micromania trade name, respectively to reflect their fair values of $8.6 million, zero, and $5.7 million, respectively. We sold our corporate aircraft on June 5, 2020.
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
The fair value estimates of trade name intangibles and store-level property and equipment are based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, projected sales and cost estimates, capital expenditures, royalty rates, discount rates, terminal values and remaining useful lives. See Note 1, "Nature of Operations and Summary of Significant Accounting Policies," for further information related to our valuation methods.
Other Fair Value Disclosures
The carrying values of our cash equivalents, receivables, net, accounts payable and notes payable approximate the fair value due to their short-term maturities.
As of January 30, 2021 the Company's 2021 Senior Notes had a net carrying value of $73.1 million and a fair value of $73.3 million, and our 2023 Senior Notes had a net carrying value of $216.0 million and a fair value of $227.2 million. The fair values of the Company's senior notes were determined based on observable inputs (Level 2), including quoted market prices obtained through an external pricing source which derives its price valuations from daily marketplace transactions, adjusted to reflect the spreads of benchmark bonds, credit risk, and certain other variables.
7.    Receivables, Net
Receivables consisted of the following (in millions):

	January 30, 2021	February 1, 2020
Bankcard receivables	$29.9	$34.7
Vendor and other receivables (1)	79.0	120.4
Allowance for doubtful accounts (2)	(3.6)	(13.2)
Total receivables, net	$105.3	$141.9
___________________________
(1)     Vendor receivables primarily relate to vendor allowances.
(2)    Fiscal 2019 includes a $7.7 million allowance for a note receivable associated with the sale of Simply Mac. See Note 2, "Discontinued Operations" for further details.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.    Goodwill and Intangible Assets
Goodwill
The changes in the carrying amount of goodwill, by reportable segment, for fiscal 2020 and 2019 were as follows (in millions):

	United States	Canada	Australia	Europe	Total
Balance at February 2, 2019	$363.9	$—	$—	$—	$363.9
Impairment charge	(363.9)	—	—	—	(363.9)
Balance at February 1, 2020	—	—	—	—	—
Impairment charge	—	—	—	—	—
Balance at January 30, 2021	$—	$—	$—	$—	$—

Cumulative goodwill impairment charges	$1,173.0	$129.1	$173.5	$499.5	$1,975.1
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
Intangible Assets
The gross carrying amount and accumulated amortization of our intangible assets as of January 30, 2021 and February 1, 2020 were as follows (in millions):

	January 30, 2021			February 1, 2020
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$5.7	$—	$5.7	$6.3	$—	$6.3
Intangible assets with finite lives:
Leasehold rights	93.3	(80.5)	12.8	88.4	(72.0)	16.4
Other	32.7	(32.7)	—	32.1	(32.0)	0.1
Total	$131.7	$(113.2)	$18.5	$126.8	$(104.0)	$22.8
___________________
(1)    The change in the gross carrying amount of intangible assets from February 1, 2020 to January 30, 2021 is due to impairments (see Note 5, "Asset Impairments") and the impact of exchange rate fluctuations.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are subject to annual impairment testing. We test our indefinite-lived intangible assets on an annual basis during the fourth quarter or when circumstances indicate the carrying value might be impaired.
Our trade names consist of Micromania, our retail operations business in France, which we acquired in 2008; and ThinkGeek, a collectibles retailer, which we acquired in 2015. As a result of an impairment test performed during fiscal 2020, we recognized an impairment charge of $0.6 million and $0.5 million related to our Micromania and ThinkGeek trade name, respectively.
As a result of impairment testing performed during fiscal 2019, we recognized an impairment charge of $2.3 million related to our ThinkGeek trade name. As a result of impairment tests performed during fiscal 2018, we recognized impairment charges of $31.9 million and $5.3 million related to our Micromania trade name and ThinkGeek trade name, respectively. The impairment charges were primarily the result of increases in discount rate assumptions and downward revisions to our forecasted cash flows, consistent with those utilized in the valuation of our reporting units for goodwill impairment testing.

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
Customer relationships, which were recorded as a result of the ThinkGeek acquisition, represent the value of the relationships related to both wholesale and website customers within the United States. As the result of decision to exit the ThinkGeek wholesale business, we fully impaired the remaining carrying value of $5.9 million associated with our customer relationships intangible assets during fiscal 2018.
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
As of January 30, 2021, the total weighted-average amortization period for our finite-lived intangible assets was approximately 8 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2020, 2019 and 2018 was $4.0 million, $5.4 million and $10.1 million, respectively. The estimated aggregate intangible asset amortization expense for the next five fiscal years is as follows (in millions):

Period	Projected Amortization Expense
Fiscal 2021	$3.3
Fiscal 2022	2.9
Fiscal 2023	2.3
Fiscal 2024	1.7
Fiscal 2025	1.3

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.    Income Taxes
The (benefit) provision for income taxes from continuing operations consisted of the following (in millions):

	Fiscal Year
	2020	2019	2018
Current tax (benefit) expense:
Federal	$(154.9)	$(25.3)	$45.0
State	(1.5)	1.5	12.8
Foreign	18.8	(0.1)	38.5
	(137.6)	(23.9)	96.3
Deferred tax expense (benefit):
Federal	45.5	12.6	(36.0)
State	7.6	3.2	(4.0)
Foreign	29.2	45.7	(14.6)
	82.3	61.5	(54.6)
Total income tax (benefit) expense	$(55.3)	$37.6	$41.7
The components of loss from continuing operations before income taxes consisted of the following (in millions):

	Fiscal Year
	2020	2019	2018
United States	$(224.6)	$(352.8)	$(543.4)
International	(45.3)	(74.0)	(209.7)
Total	$(269.9)	$(426.8)	$(753.1)
The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax expense (benefit) reported in our consolidated statements of operations.

	Fiscal Year
	2020	2019	2018
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	5.0	(1.0)	(0.9)
Foreign income tax rate differential	(3.9)	(0.5)	2.8
Change in valuation allowance	(41.8)	(17.9)	—
Change in unrecognized tax benefits	—	3.4	0.2
Transition tax	—	—	3.0
Foreign tax credit	—	0.2	0.1
Withholding tax expense	(0.3)	(0.2)	(0.3)
Impairment of goodwill	—	(15.4)	(25.6)
Nondeductible interest	—	(0.1)	(4.2)
U.S. impact of foreign operations	7.6	—	—
Incremental benefit of net operating loss carryback	23.5	—	—
Loss on worthless debt	10.7	—	—
Simply Mac loss on sale	—	1.6	—
Other (including permanent differences)(1)	(1.3)	0.1	(1.6)
	20.5%	(8.8)%	(5.5)%
___________________
(1) Other is comprised of numerous items, none of which is greater than 1.05% of loss before income taxes for fiscal 2020, 2019, and 2018.

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

	January 30, 2021	February 1, 2020
Deferred tax asset:
Inventory	$1.5	$10.7
Deferred rents	2.1	1.0
Operating lease liabilities	212.3	201.3
Stock-based compensation	1.5	1.7
Net operating losses and other loss carryforwards	111.8	77.3
Customer liabilities	18.1	11.6
Property and equipment	—	3.5
Credits	27.6	27.9
Accrued compensation	12.9	9.6
Intangible assets	29.8	28.5
Goodwill	1.2	1.5
Other	24.5	22.4
Total deferred tax assets	443.3	397.0
Valuation allowance	(225.7)	(112.7)
Total deferred tax assets, net	217.6	284.3
Deferred tax liabilities:
Property and equipment	(7.9)	—
Prepaid expenses	(2.0)	(3.3)
Operating lease right-of-use assets	(207.4)	(198.5)
Other	(0.3)	(0.2)
Total deferred tax liabilities	(217.6)	(202.0)
Net deferred tax assets	$—	$82.3
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$—	$83.0
Deferred income taxes - liabilities	$—	$(0.7)

During the year ended January 30, 2021, we increased our valuation allowance by approximately $113.0 million in various jurisdictions where realization of existing gross and/or net deferred tax assets was determined to be less than more likely than not, primarily due to cumulative losses in those jurisdictions. As a result of this increase in valuation allowance, we now have a full valuation allowance on our global deferred tax balances. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions within which we do business in future periods.
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

As of January 30, 2021, we have approximately $26.7 million of net operating loss ("NOL") carryforwards in various foreign jurisdictions that expire in years 2021 through 2035 (primarily related to Puerto Rico), as well as $315.5 million of foreign NOL carryforwards that have no expiration date. In addition, we have approximately $20.1 million of foreign tax credit carryforwards that expire in years 2024 through 2027. We also have approximately $56.1 million of Federal NOL carryovers acquired through the ThinkGeek acquisition that will expire in years 2021 through 2035. Section 382 under the Internal Revenue Code imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change. The Federal NOL carryovers acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

determined that the federal and state net operating loss carryforwards will be subject to future limitation. As a result of the carryback of current year NOL's allowed by the CARES Act, income tax receivable increased to $173.0 million as of January 30, 2021 compared to $66.5 million as of February 1, 2020. Income tax receivable is included in prepaid expenses and other current assets in our consolidated balance sheet.
As of January 30, 2021, the gross amount of unrecognized tax benefits was approximately $5.7 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $4.7 million, exclusive of any benefits related to interest and penalties.
A reconciliation of the changes in the gross balances of unrecognized tax benefits follows (in millions):

	Fiscal Year
	2020	2019	2018
Beginning balance of unrecognized tax benefits	$6.5	$22.5	$24.9
Increases related to current period tax positions	—	0.4	1.1
Increases related to prior period tax positions	1.2	1.6	35.5
Decreases related to prior period tax positions	—	(10.2)	—
Reductions as a result of a lapse of the applicable statute of limitations	(0.6)	(4.3)	(0.6)
Reductions as a result of settlements with taxing authorities	(1.4)	(3.5)	(38.4)
Ending balance of unrecognized tax benefits	$5.7	$6.5	$22.5

We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense. As of January 30, 2021, February 1, 2020 and February 2, 2019, we had approximately $3.4 million, $2.8 million and $5.4 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $0.6 million of expense, $2.6 million of benefit and $1.5 million of benefit were recognized through income tax expense in fiscal 2020, 2019 and 2018, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 30, 2021.
Effective January 30, 2021, with the exception of our operations in New Zealand, we are no longer indefinitely reinvested in the undistributed earnings of our foreign subsidiaries. However, income and/or withholding tax associated with any amounts available for distribution as of January 30, 2021 are not material to our financial statements. The total amount of the unrecorded deferred tax liability related to undistributed earnings in New Zealand is approximately $2.4 million, all of which is foreign withholding tax.

Cash Paid for Income Taxes
Cash paid for income taxes, net of refunds, is presented in the table below (in millions):

	Fiscal Year
	2020	2019	2018
Cash paid for income taxes	$8.3	$66.8	$122.9
Cash refunds received	(57.4)	(15.7)	(8.8)
Cash (refunded) paid for income taxes, net	$(49.1)	$51.1	$114.1

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.    Accrued and Other Current Liabilities
Accrued liabilities consisted of the following (in millions):

	January 30, 2021	February 1, 2020
Customer-related liabilities	$251.7	$233.4
Deferred revenue	119.9	116.5
Employee benefits, compensation and related taxes	104.4	105.2
Checks and transfers yet to be presented for payment from zero balance cash accounts	4.1	38.0
Income and other taxes payable	47.1	34.8
Other accrued liabilities	99.6	89.6
Total accrued and other current liabilities	$626.8	$617.5
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
With respect to the leaseback of the corporate headquarters, the Company agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure the Company's lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, the Company recognized a contract asset for the same amount within “prepaid expenses and other current assets” representing the variable consideration on the purchase price. Upon delivering the letter of credit, the Company will be entitled to a rent credit of an equivalent amount. This variable consideration is included in the total gain on sale of assets recognized during the second quarter of 2020. The net proceeds from the sale of these assets are being used for general corporate purposes.
In August 2020, the Company sold its Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an average annual base rent of $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses. Additionally, in September 2020, the Company sold its Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leased back the facility for a term of five years on market rate terms at an average annual base rent of $0.9 million, plus taxes, utilities, management fees and other operating and maintenance expenses. The Company recognized only the initial term of the lease as part of its right-of-use asset and lease liability for both the Australian and Canadian headquarters. The net proceeds from the sale of these assets are being used for general corporate purposes.
As a result of these transactions, a gain on sale of assets of $32.4 million was recognized, which is included in the Company's consolidated statement of operations in gain on sale of assets for the 52 week period ended January 30, 2021.
Rent expense under operating leases was as follows (in millions):

	Fiscal Year	Fiscal Year
	2020	2019
Operating lease cost	$311.5	$342.6
Variable lease cost (1)	79.2	95.9
Total rent expense	$390.7	$438.5

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)    Variable lease cost includes percentage rentals and variable executory costs.
We had cash outflows of $251.4 million and $296.5 million in fiscal 2020 and 2019, respectively, associated with operating leases included in the measurement of our lease liabilities and we recognized $132.5 million and $237.4 million of ROU assets in fiscal 2020 and 2019, respectively, that were obtained in exchange for operating lease obligations. In fiscal 2020, we recognized $2.9 million of store-level ROU asset impairment charges compared to $1.8 million of store-level ROU asset impairment charges in fiscal 2019.
The weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities, as of January 30, 2021, were as follows:

	January 30, 2021	February 1, 2020
Weighted-average remaining lease term (years) (1)	4.5	4.7
Weighted-average discount rate	5.2%	4.1%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of January 30, 2021 and February 1, 2020. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.
Expected lease payments associated with our operating lease liabilities, excluding percentage rentals, as of January 30, 2021, are as follows (in millions):

Period	Operating Leases(1)
Fiscal Year 2021	$258.2
Fiscal Year 2022	168.0
Fiscal Year 2023	112.1
Fiscal Year 2024	78.8
Fiscal Year 2025	51.0
Thereafter	87.2
Total remaining lease payments	755.3
Less: Interest	(71.2)
Present value of lease liabilities(2)	$684.1
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $227.4 million classified as current portion of operating lease liabilities and $456.7 million classified as long-term operating lease liabilities.
As previously disclosed in our 2018 Annual Report on Form 10-K and under the previous lease accounting standard, ASC 840, future minimum rentals, including reasonably assured options, as of February 2, 2019, are as follows (in millions):

Period
Fiscal 2019	$296.2
Fiscal 2020	208.7
Fiscal 2021	149.1
Fiscal 2022	105.4
Fiscal 2023	71.4
Thereafter	116.2
$947.0

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.    Debt

The carrying value of our long-term debt is comprised as follows (in millions):

	January 30, 2021	February 1, 2020
Revolving credit facility expiring November 2022	$25.0	$—
French term loans due July 2021(1)	24.3	—
French term loans due October 2021(1)	24.3	—
2021 Senior Notes principal amount	73.2	421.4
2023 Senior Notes principal amount	216.4	—
Less: Unamortized debt financing costs	(0.5)	(1.6)
Total debt, net(2)	362.7	419.8
Less: short-term debt and current portion of long-term debt(3)	(146.7)	—
Long-term debt, net	$216.0	$419.8
(1)    These term loans may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request.
(2)    During the second quarter of fiscal 2020, the Company's wholly-owned subsidiary, Micromania SAS, obtained an unsecured credit facility. No amounts were drawn under this facility through January 30, 2021, and this facility expired in January 2021.
(3)    Includes advances under the revolving credit facility expiring November 2022, the French term loans due July 2021 and October 2021, and the 2021 Senior Notes, net of the associated unamortized debt financing costs.
Senior Notes
2023 Senior Notes. In July 2020, we issued approximately $216.4 million aggregate principal amount of 10.00% senior notes due March 15, 2023 (the "2023 Senior Notes") in exchange for an equal aggregate principal amount of our 6.75% senior notes due March 15, 2021 (the "2021 Senior Notes"). Interest is payable on the 2023 Senior Notes semi-annually in arrears on March 15 and September 15 of each year.
We incurred approximately $7.4 million in fees and expenses in connection with the exchange, consisting primarily of bank and legal fees, which are included in selling, general and administrative expenses in the Company's consolidated statements of operations for the 52 weeks ended January 30, 2021.
Our obligations under the 2023 Senior Notes are fully and unconditionally guaranteed on a senior secured basis by most of our domestic subsidiaries. The 2023 Senior Notes and the related guarantees are secured by first-priority liens on most of our domestic assets, other than Excluded Property and ABL Priority Collateral (each as defined in the indenture governing the 2023 Senior Notes), and by second-priority liens on the ABL Priority Collateral (which generally includes most of our guarantors’ credit card receivables, accounts receivable, payment intangibles, inventory, pledged deposit accounts and related assets), in each case, subject to certain exceptions and permitted liens.
The indenture governing the 2023 Senior Notes contains restrictions on the ability of us and our restricted subsidiaries to incur, assume or permit to exist additional indebtedness or guaranty obligations; declare or pay dividends or redeem or repurchase capital stock; prepay, redeem or purchase certain subordinated indebtedness; issue certain preferred stock or similar equity securities; make loans and certain investments; sell assets; incur liens; engage in transactions with affiliates; enter into agreements restricting the ability of subsidiaries to pay dividends; and engage in mergers, acquisitions and other business combinations. The 2023 Senior Notes indenture also contains affirmative covenants and events of default.
The 2023 Senior Notes have not been registered under the Securities Act of 1933, as amended (the "Securities Act") or the securities laws of any state and may not be offered or sold in the United States absent registration or an exemption from the registration requirements of the Securities Act and applicable state securities laws.
2021 Senior Notes. In March 2016, we issued $475.0 million of 2021 Senior Notes. Interest is payable on the 2021 Senior Notes semi-annually in arrears on March 15 and September 15 of each year. We incurred approximately $8.1 million in fees and expenses in connection with the issuance of the 2021 Senior Notes, which were capitalized during the first quarter of fiscal 2016 and are being amortized as interest expense over the term of the 2021 Senior Notes. In connection with the exchange transaction discussed above, approximately $0.5 million of these fees and expenses are now being amortized as interest expense over the term of the 2023 Notes. The 2021 Senior Notes have not been registered under the Securities Act or the securities laws of any state. The 2021 Senior Notes were offered in the United States to "qualified institutional buyers"

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

pursuant to the exemption from registration under Rule 144A of the Securities Act and in exempted offshore transactions pursuant to Regulation S under the Securities Act.
During fiscal 2019, we repurchased $53.6 million of our 2021 Senior Notes in open market transactions at prices ranging from 99.6% to 101.5% of face value.
In fiscal 2020, we repurchased $6.8 million of 2021 Senior Notes in open market transactions at prices ranging from 71.5% to 79.1% of face value. In connection with the exchange transaction described above, $216.4 million aggregate principal amount of the 2021 Senior Notes were exchanged for an equal aggregate principal amount of 2023 Senior Notes, and all interest that had accrued on the 2021 Senior Notes that were exchanged was paid through July 6, 2020.
In connection with the exchange transaction, we entered into the Fifth Supplemental Indenture governing the 2021 Senior Notes. The Fifth Supplemental Indenture, which became effective on July 6, 2020, deleted certain restrictions in the original indenture relating to asset sales, liens, investments, stock repurchases, debt incurrence, debt repurchases and dividends. Furthermore, the Fifth Supplemental Indenture eliminated certain events of default related to failures to pay, or acceleration of, debt (other than the 2021 Senior Notes), breaches of certain covenants, failure to pay certain judgments and certain events of bankruptcy, insolvency and reorganization.
On December 11, 2020, we redeemed $125.0 million in aggregate principal amount of 2021 Senior Notes. On March 15, 2021, we repaid the remaining $73.2 million aggregate principal amount of 2021 Senior Notes, plus accrued but unpaid interest, at 100% of par value. We used cash on hand for the redemption of the 2021 Senior Notes.
See Note 19, Subsequent Events for further details.
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of GameStop Corp. and the assets of its domestic subsidiaries, such lien being junior to the lien in certain of such assets that secure the 2023 Senior Notes.
Borrowing availability under the Revolver is limited to a borrowing base which allows us to borrow up to 90% of the appraised value of our inventory (or 92.5% during the period of July through October of each year), plus 90% of eligible credit card receivables, net of certain reserves. Letters of credit reduce the amount available to borrow under the Revolver by an amount equal to the face value of the letters of credit. Our ability to pay cash dividends, redeem options and repurchase shares is generally permitted, except under certain circumstances, including if either (1) excess availability under the Revolver is less than 20%, or is projected to be less than 20% within six months after such payment or (2) excess availability under the Revolver is less than 15%, or is projected to be less than 15% within six months after such payment, and the fixed charge coverage ratio, as calculated on a pro-forma basis for the prior 12 months, is 1.0:1.0 or less. In the event that excess availability under the Revolver is at any time less than the greater of (1) $12.5 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0 (the "Availability Reduction").
The Revolver places certain restrictions on us and our subsidiaries, including limitations on asset sales, liens, investments, loans, guarantees, acquisitions and debt incurrence.
The per annum interest rate under the Revolver is variable and is calculated by applying a margin (1) for prime rate loans of 0.25% to 0.50% above the highest of (a) the prime rate of the administrative agent, (b) the federal funds effective rate plus 0.50% and (c) the LIBO rate for a one month interest period as determined on such day plus 1.00%, and (2) for LIBO rate loans of 1.25% to 1.50% above the LIBO rate. The applicable margin is determined quarterly as a function of our average daily excess availability under the facility. In addition, we are required to pay a commitment fee of 0.25% for any unused portion of the total commitment under the Revolver. As of January 30, 2021, the applicable margin was 0.50% for prime rate loans and 1.50% for LIBO rate loans.
The Revolver provides for customary events of default, including for failure to pay any principal or interest when due, failure to comply with covenants, failure of any material representation or warranty proving to be true and correct in a material respect, certain bankruptcy, insolvency or receivership events affecting us or its subsidiaries, defaults relating to certain other indebtedness, imposition of certain judgments and mergers or the liquidation of us or certain of its subsidiaries. During fiscal 2020, we borrowed $150.0 million and repaid $125.0 million under the Revolver. As of January 30, 2021, total availability under

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

the Revolver after giving effect to the Availability Reduction was $88.4 million, with outstanding borrowings of $25.0 million and outstanding standby letters of credit of $9.8 million. We are currently in compliance with all covenants in the Revolver.
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

On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver. See Note 19 “Subsequent Events”.
Letter of Credit Facilities
Separately from the Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of January 30, 2021, we had $133.3 million of outstanding letters of credit and other bank guarantees under facilities outside of the Revolver.
French Term Loans and Credit Facility
During the second and third quarters of fiscal 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million ($48.6 million as of January 30, 2021). The term loans all bear interest at 0%. Three of the term loans totaling €20.0 million mature in July 2021 and the other three term loans totaling €20.0 million mature in October 2021, and all of them may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request. In connection with any extension, the interest rate would increase to a rate to be determined at the time of the extension. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
In addition, Micromania SAS obtained a €20.0 million ($24.3 million as of January 30, 2021) credit facility that provides for term loans of 10 to 93 days in duration to support its working capital needs. This facility was scheduled to expire in June 2021, but in consideration for the issuance of additional term loans to Micromania SAS in the third quarter of fiscal 2020, Micromania SAS agreed to accelerate the maturity of this facility to January 2021. Loans made under this facility accrue interest at a variable rate tied to the Euro Interbank Offered Rate plus an applicable margin of 1.5% and are secured by a pledge of the bank account from which repayments of the loans would be made. No amounts were drawn under this facility through January 30, 2021 and the credit facility commitments expired in January 2021.
Each of Micromania SAS's term loans and short-term credit facility, as described above, restrict the ability of Micromania SAS to make distributions and loans to its affiliates, including to us, and include various events that would result in the automatic acceleration of the loans thereunder, including failure to pay any principal or interest when due, acceleration of other indebtedness, a change of control and certain bankruptcy, insolvency or receivership events.
Cash Paid for Interest
Cash paid for interest, net of interest income, is presented in the table below (in millions):

	Fiscal Year
	2020	2019	2018
Cash paid for interest	$32.8	$43.5	$53.5
Cash received for interest income	(1.4)	(9.2)	(3.8)
Cash paid for interest, net	$31.4	$34.3	$49.7

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.     Commitments and Contingencies
Commitments
We had bank guarantees relating primarily to commercial commitments with inventory suppliers and international store leases commitments totaling $133.3 million and $24.6 million as of January 30, 2021 and February 1, 2020, respectively. See Note 12, 'Debt" for information regarding our guarantees and letters of credit.
See Note 11, "Leases," for information regarding commitments related to our noncancelable operating leases.
Contingencies
Legal Proceedings
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour associate class actions, stockholder actions and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.

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
In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million, including fees and commissions, for an average price of $5.19 per share. We did not repurchase shares during fiscal 2018 or 2020. As of January 30, 2021, we had $101.3 million remaining under the repurchase authorization.
Share repurchases are generally recorded as a reduction to additional paid-in capital; however, in the event that share repurchases would cause additional paid-in capital to be reduced below zero, any excess is recorded as a reduction to retained earnings.
Dividends. We declared $0.00, $0.38 and $1.52 per share in dividends in fiscal 2020, 2019 and 2018, respectively. On June 3, 2019, our Board of Directors elected to eliminate the Company’s quarterly dividend, effective immediately. Dividends of $0.30 million paid in fiscal 2020 represents dividends previously declared on unvested restricted stock awards granted under the 2011 Plan as discussed below. These dividends are paid upon vesting of the restricted stock awards.
Share-Based Compensation
In June 2019, we adopted the GameStop Corp. 2019 Incentive Plan (the "2019 Plan"), which provides for the grant of equity awards to our officers, associates, consultants, advisors and directors and which replaced the Amended and Restated

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

GameStop Corp. 2011 Incentive Plan (the "2011 Plan"). Awards under the 2019 Plan may take the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, or any combination of the foregoing. The 2019 Plan allows for 6,500,000 shares of Company Class A Common Stock, plus any shares subject to 2011 Plan awards that expire, are forfeited, canceled or terminated after the adoption of the 2019 Plan. No awards were granted under the 2011 Plan after the adoption of the 2019 Plan. We have also granted restricted stock pursuant to certain "inducement" (i.e., non-plan) award agreements, in accordance with NYSE Listing Rule 303A.08. These inducement awards have generally mirrored the terms of restricted stock awards issued under our stockholder approved equity plans.
Stock Options
We record stock-based compensation expense in earnings based on the grant-date fair value of options granted. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. This valuation model requires the use of subjective assumptions, including expected option life and expected volatility. We use historical data to estimate the option life and the associate forfeiture rate and use historical volatility when estimating the stock price volatility. There were no options granted during fiscal 2020, 2019 and 2018. As of January 30, 2021, there were no outstanding and exercisable options.
A summary of our stock option activity during fiscal 2020 is presented below:

	Options	Weighted- Average Exercise Price
Balance, February 1, 2020	186,935	$27.36
Exercised	(138,480)	$29.82
Expired	(48,455)	$20.32
Balance, January 30, 2021	—	$—
There were no options exercised during fiscal 2019 and 2018. There was no intrinsic value of both options exercisable and options outstanding as of January 30, 2021.
The fair value of each option was recognized as compensation expense on a straight-line basis between the grant date and the date the options become fully vested. There was no compensation expense during fiscal 2020, 2019, or 2018 related to options. As of January 30, 2021, there was no unrecognized compensation expense related to our stock options.
Restricted Stock Awards
The fair value of restricted stock awards is recognized as compensation expense on a straight-line basis between the grant date and the date the restricted stock awards become fully vested. We grant restricted stock awards to certain of our associates, officers and non-associate directors. We estimate the fair value of restricted stock awards on the grant date based on the quoted market price of our common stock.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 17, 2021. In accordance with accounting guidance followed by the Company, the financial statement presentation excludes unvested shares of restricted Class A Common Stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture. As of January 30, 2021 and February 1, 2020 there were 4.6 million and 3.4 million, respectively, of unvested shares of restricted stock. Accordingly, as of January 30, 2021 and February 1, 2020 there were 69.9 million and 67.7 million, respectively, of shares of Class A Common Stock, including unvested restricted shares, legally issued and outstanding.
Time-based restricted stock awards generally vest in equal annual installments, generally over a three-year period following the date of issuance, subject to continued service to the Company, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
Performance-based restricted stock awards vest based on the achievement of certain performance measures and also generally subject to the continued service of the grantee through the third anniversary of the date of issuance. Restricted stock awards subject to performance measures may generally be earned in greater or lesser percentages if performance goals are exceeded or not achieved by specified amounts.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following table presents a summary of our restricted stock awards activity during fiscal 2020:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 1, 2020	2,062,411	$8.76	1,135,004	$8.37
Granted	2,068,176	$4.65	501,612	$4.58
Vested	(990,763)	$8.71	—	$—
Forfeited	(133,874)	$10.17	(76,452)	$15.83
Nonvested shares at January 30, 2021	3,005,950	$5.83	1,560,164	$6.79
In fiscal 2020, 2019 and 2018, we granted 2,068,176, 2,398,748 and 969,043 shares, respectively, of time-based restricted stock with weighted-average grant date fair values of $4.65, $8.05 and $15.67, respectively. We also granted 501,612, 1,199,042 and 257,667 shares, respectively, of performance-based restricted stock with weighted-average grant date fair values of $4.58, $7.95 and $15.80, respectively.
During fiscal 2020, 2019 and 2018, we included compensation expense relating to the grants of restricted shares in the amounts of $7.9 million, $8.9 million and $10.7 million, respectively, in selling, general and administrative expenses in the accompanying consolidated statements of operations. As of January 30, 2021, there was $11.8 million of unrecognized compensation expense related to nonvested restricted shares that is expected to be recognized over a weighted-average period of 1.3 years.

The total income tax expense, inclusive of excess tax deficiencies, associated with stock-based compensation was $1.0 million, $1.2 million and $4.1 million for fiscal 2020, 2019 and 2018, respectively. The total fair value of restricted stock awards vested, as of their respective vesting dates, was $5.1 million, $4.6 million, and $16.2 million during fiscal 2020, 2019 and 2018.
15.    Earnings Per Share
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
A reconciliation of shares used in calculating basic and diluted net income (loss) per common share is as follows (in millions, except per share data):

	Fiscal Year
	2020	2019	2018
Weighted-average common shares outstanding	65.0	87.5	102.1
Dilutive effect of stock options and restricted stock awards	—	—	—
Weighted-average diluted common shares	65.0	87.5	102.1

Anti-dilutive stock options and restricted stock awards	1.6	2.1	1.7
16.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2020, 2019 and 2018, were $5.6 million, $6.0 million and $6.1 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identify segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce website www.gamestop.com; Game Informer magazine; and Simply Mac, which we sold in September 2019. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in 10 European countries in fiscal 2018, 2019, and a portion of fiscal 2020. The remainder of segment results in fiscal 2020 for Europe include retail and e-commerce in six European countries following the wind down of operations in the following countries: Denmark, Finland, Norway and Sweden. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2020, 2019 and 2018. Information on total assets by segment is not disclosed as such information is not used by our chief operating decision maker to evaluate segment performance or to allocate resources and capital.
Segment information for fiscal 2020, 2019 and 2018 is as follows (in millions):

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended January 30, 2021
Net sales	$3,417.1	$258.4	$625.3	$789.0	$5,089.8
Operating (loss) earnings	(211.0)	(0.3)	52.2	(78.7)	(237.8)
Depreciation and amortization	51.2	3.1	7.6	18.1	80.0
Asset impairments	11.3	0.1	—	4.1	15.5
Capital expenditures	54.5	1.0	2.3	2.2	60.0
Property and equipment, net	125.2	8.2	14.8	53.0	201.2

As of and for the Fiscal Year Ended February 1, 2020
Net sales	$4,497.7	$344.2	$525.4	$1,098.7	$6,466.0
Operating (loss) earnings	(343.9)	(14.9)	9.4	(50.2)	(399.6)
Depreciation and amortization	57.8	3.8	8.9	24.7	95.2
Goodwill impairments	363.9	—	—	—	363.9
Asset impairments	12.8	0.4	0.2	8.3	21.7
Capital expenditures	56.8	4.2	4.5	13.0	78.5
Property and equipment, net	164.9	17.0	32.5	61.5	275.9

As of and for the Fiscal Year Ended February 2, 2019
Net sales	$5,800.2	$434.5	$645.4	$1,405.2	$8,285.3
Operating loss	(533.9)	(19.3)	(46.5)	(102.3)	(702.0)
Depreciation and amortization	67.1	3.7	9.8	25.0	105.6
Goodwill impairments	795.6	28.8	66.4	79.9	970.7
Asset impairments	12.5	—	0.2	32.5	45.2
Capital expenditures	51.5	4.4	10.5	19.8	86.2
Property and equipment, net	188.7	17.1	40.6	74.9	321.3

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

A reconciliation of the total capital expenditures of our reportable segments to the total capital expenditures presented in our consolidated statement of cash flows is as follows (in millions):

	Fiscal Year
	2020	2019	2018
Total segment capital expenditures	$60.0	$78.5	$86.2
Discontinued operations	—	—	7.5
Total capital expenditures	$60.0	$78.5	$93.7
18.    Unaudited Quarterly Financial Information
The following table sets forth certain unaudited quarterly consolidated statement of operations information for the fiscal years ended January 30, 2021 and February 1, 2020 (in millions, except per share amounts). The unaudited quarterly information includes all normal recurring adjustments that our management considers necessary for a fair presentation of the information shown.

	Fiscal Year 2020				Fiscal Year 2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter(1)	3rd Quarter(1)	4th Quarter(1)
Net sales	$1,021.0	$942.0	$1,004.7	$2,122.1	$1,547.7	$1,285.7	$1,438.5	$2,194.1
Gross profit	282.4	252.2	276.3	448.6	471.2	399.1	441.1	597.3
Operating (loss) earnings	(108.0)	(85.6)	(63.0)	18.8	17.5	(446.7)	(45.6)	75.2
Net (loss) earnings from continuing operations	(165.1)	(111.0)	(18.8)	80.3	7.5	(413.6)	(83.2)	24.9
(Loss) income from discontinued operations, net of tax	(0.6)	(0.3)	—	0.2	(0.7)	(1.7)	(0.2)	(3.9)
Net (loss) income	(165.7)	(111.3)	(18.8)	80.5	6.8	(415.3)	(83.4)	21.0
Basic (loss) earnings per share:(2) (3)
Continuing operations	$(2.56)	$(1.71)	$(0.29)	$1.23	$0.07	$(4.14)	$(1.01)	$0.38
Discontinued operations	(0.01)	(0.01)	—	—	(0.01)	(0.02)	—	(0.06)
Basic (loss) earnings per share	$(2.57)	$(1.71)	$(0.29)	$1.23	$0.07	$(4.15)	$(1.02)	$0.32
Diluted (loss) earnings per share:(2) (3)
Continuing operations	$(2.56)	$(1.71)	$(0.29)	$1.18	$0.07	$(4.14)	$(1.01)	$0.38
Discontinued operations	(0.01)	(0.01)	—	—	(0.01)	(0.02)	—	(0.06)
Diluted (loss) earnings per share	$(2.57)	$(1.71)	$(0.29)	$1.19	$0.07	$(4.15)	$(1.02)	$0.32
Dividend declared per common share	$—	$—	$—	$—	$0.38	$—	$—	$—
___________________

(1)    The results of operations in fiscal 2019 include goodwill impairment charges for the second quarter totaling $363.9 million on a pre-tax basis and asset impairment charges for the third and fourth quarters totaling $11.3 million and $10.4 million, respectively, on a pre-tax basis.
(2)    The sum of the quarters may not necessarily be equal to the full year (loss) earnings per common share amount.
(3)    The sum of earnings (loss) per share may not total to consolidated (loss) earnings per common share as amounts are calculated based on whole numbers.
19.    Subsequent Events

On March 15, 2021, we repaid at maturity $73.2 million outstanding principal amount of our 2021 Senior Notes.

On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver.

See Note 12, "Debt" for additional information.

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

4.2
First Supplemental Indenture to the Indenture dated as of September 24, 2014, dated as of March 7, 2016, by and among GameStop Corp., the guarantors named therein and U.S. Bank National Association as Trustee.
		Current Report on Form 8-K	March 9, 2016

4.3	Indenture, dated as of March 9 2016, by and among GameStop Corp. as Issuer, the Subsidiary Guarantors party thereto and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	March 9, 2016

4.4	Form of 6.75% Senior Notes due 2021.	Current Report on Form 8-K	March 9, 2016

4.5	Indenture, dated as of July 6, 2020, among GameStop Corp., as Issuer, the Subsidiary Guarantors party thereto and U.S. Bank National Association as Trustee and Collateral Agent.	Current Report on Form 8-K	July 6, 2020

4.6	Form of 10.00% Senior Notes due 2023	Current Report on Form 8-K	July 6, 2020

4.7	Fifth Supplemental Indenture, dated as of June 17, 2020, among GameStop Corp., the Subsidiary Guarantors party thereto and U.S. Bank National Association as Trustee.	Current Report on Form 8-K	July 6, 2020

4.8	Description of Securities	Annual Report on Form 10-K for the fiscal year ended February 1, 2020	March 27, 2020

10.1*	Amended and Restated 2011 Incentive Plan.	Current Report on Form 8-K	June 27, 2013

10.2*	Form of Option Agreement.	Annual Report on Form 10-K for the fiscal year ended January 29, 2005	April 11, 2005

10.3*	Form of Long-Term Incentive Award Agreement.	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.4
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
		Current Report on Form 8-K	March 28, 2014

10.5	First Amendment to the Revolver, dated as of September 15, 2014, by and among GameStop Corp., the Borrowers party thereto, the Lenders party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 16, 2014

10.6
Second Amendment to the Revolver, dated as of November 20, 2017, by and among GameStop Corp., the Borrowers, party thereto, the Lenders party thereto and Bank of America, N.A., (the “Amended Revolver”).
		Current Report on Form 8-K	November 21, 2017

10.7	Third Amendment to Second Amended and Restated Credit Agreement.	Current Report on Form 8-K	December 12, 2018

10.8
Fourth Amendment to Second Amended and Restated Credit Agreement, dated as of August 28, 2020, by and among GameStop Corp., the other Borrowers party thereto, the Lenders party thereto and Bank of America, N.A., as administrative agent and collateral agent
		Current Report on Form 8-K	September 2, 2020

Exhibit Number		Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.9		Uncommitted Letter of Credit Facility, dated as of August 28, 2020, by and among GameStop Corp., the other borrowers party thereto and Bank of America, N.A.	Current Report on Form 8-K	September 2, 2020

10.10		Third Amended and Restated Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.11		Second Amended and Restated Patent and Trademark Security Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.12		First Amendment to Second Amended and Restated Patent and Trademark Security Agreement, dated as of November 20, 2017.	Current Report on Form 8-K	November 21, 2017

10.13		Second Amended and Restated Pledge Agreement, dated as of March 25, 2014.	Current Report on Form 8-K	March 28, 2014

10.14*		Employment Agreement between George Sherman and the Company dated March 21, 2019	Current Report on Form 8-K	March 21, 2019

10.15*		Employment Agreement between James A. Bell and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.16*		Employment Agreement between Chris R. Homeister and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.17*		Employment Agreement between Frank M. Hamlin and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.18
Cooperation Agreement, dated as of March 29, 2019, by and among Permit Capital Enterprise Fund, L.P., Permit Capital, LLC, Permit Capital GP, L.P., John C. Broderick, Hestia Capital Partners LP, Hestia Capital Management, LLC, Kurtis J. Wolf and GameStop Corp.
			Current Report on Form 8-K	April 1, 2019

10.19		Form of Inducement Award Agreement (Make Whole Award), effective as of April 15, 2019, by and between the Registrant and George Sherman.	Registration Statement on Form S-8	April 15, 2019
Registration Statement on
10.2		Form of Inducement Award Agreement (2019 Annual Award), effective as of April 15, 2019, by and between the Registrant and George Sherman.	Registration Statement on Form S-8	April 15, 2019

10.21		GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.22		Inducement Award Agreement, effective as of July 1, 2019, by and between the Registrant and James A. Bell.	Registration Statement on Form S-8	July 1, 2019

10.23		Inducement Award Agreement, effective as of July 1, 2019, by and between the Registrant and Chris R. Homeister.	Registration Statement on Form S-8	July 1, 2019

10.24*		Separation Agreement and Release dated as of June 1, 2020, between GameStop Corp. and Daniel J. Kaufman	Current Report on Form 8-K	June 4, 2020

10.25*		Letter Letter Agreement between Diana Saadeh-Jajeh and GameStop Corp. executed June 23, 2020 between Diana Saadeh-Jajeh and GameStop Corp. executed June 23, 2020	Current Report on Form 8-K	July 2, 2020

10.26		Intercreditor Agreement, dated as of July 6, 2020, among GameStop Corp., the subsidiary guarantors party thereto, the ABL Agent, and U.S. Bank National Association, as Notes Collateral Agent	Current Report on Form 8-K	July 6, 2020

10.27		Pledge and Security Agreement, dated as of July 6, 2020, among GameStop Corp., the subsidiary guarantors party thereto, and U.S. Bank National Association, as Notes Collateral Agent	Current Report on Form 8-K	July 6, 2020

10.28		Open Market Sale AgreementSM, dated December 8, 2020, by and among GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

10.29		Agreement, dated as of January 10, 2021, by and among GameStop Corp., RC Ventures LLC and Ryan Cohen	Current Report on Form 8-K	January 11, 2021

10.3		Transition and Separation Agreement, dated February 23, 2021, between GameStop Corp. and James A. Bell	Current Report on Form 8-K	February 23, 2021

21.1		Subsidiaries	Filed herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
Furnished herewith.

101.INS	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Submitted electronically herewith.

101.SCH	inline XBRL Taxonomy Extension Schema.	Submitted electronically herewith.

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase.	Submitted electronically herewith.

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase.	Submitted electronically herewith.

101.LAB	inline XBRL Taxonomy Extension Label Linkbase.	Submitted electronically herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Submitted electronically herewith.
* This exhibit is a management or compensatory contract.