Form 10-Q
period 2021-05-01
GameStop Corp.
filed 2021-06-09
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 1, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 1, 2021: 71,815,131

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	May 1, 2021	May 2, 2020	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$694.7	$570.3	$508.5
Restricted cash	57.4	—	110.0
Receivables, net	102.1	86.7	105.3
Merchandise inventories	570.9	654.7	602.5
Prepaid expenses and other current assets	232.1	99.1	224.9
Assets held-for-sale	—	9.1	—
Total current assets	1,657.2	1,419.9	1,551.2
Property and equipment, net	192.6	256.3	201.2
Operating lease right-of-use assets	654.2	706.2	662.1
Deferred income taxes	—	29.2	—
Long-term restricted cash	18.7	13.6	16.5
Other noncurrent assets	40.0	43.8	41.6
Total assets	$2,562.7	$2,469.0	$2,472.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$388.6	$212.1	$341.8
Accrued liabilities and other current liabilities	561.8	506.0	626.8
Current portion of operating lease liabilities	219.4	249.4	227.4
Short-term debt, including current portion of long-term debt, net	48.1	417.2	121.7
Borrowings under revolving line of credit	—	135.0	25.0
Total current liabilities	1,217.9	1,519.7	1,342.7
Long-term debt, net	—	—	216.0
Operating lease liabilities	445.0	493.9	456.7
Other long-term liabilities	20.3	20.4	20.5
Total liabilities	1,683.2	2,034.0	2,035.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 69.3, 64.6 and 65.3 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	518.5	1.3	11.0
Accumulated other comprehensive loss	(47.2)	(90.9)	(49.3)
Retained earnings	408.1	524.5	474.9
Total stockholders’ equity	879.5	435.0	436.7
Total liabilities and stockholders’ equity	$2,562.7	$2,469.0	$2,472.6

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net sales	$1,276.8	$1,021.0
Cost of sales	946.7	738.6
Gross profit	330.1	282.4
Selling, general and administrative expenses	370.3	386.5
Asset impairments	0.6	3.9
Operating loss	(40.8)	(108.0)
Interest income	(0.1)	(0.9)
Interest expense	24.8	7.6
Loss from continuing operations before income taxes	(65.5)	(114.7)
Income tax expense	1.3	50.4
Net loss from continuing operations	(66.8)	(165.1)
Loss from discontinued operations, net of tax	—	(0.6)
Net loss	$(66.8)	$(165.7)

Basic loss per share:
Continuing operations	$(1.01)	$(2.56)
Discontinued operations	—	(0.01)
Basic loss per share	$(1.01)	$(2.57)

Diluted loss per share:
Continuing operations	$(1.01)	$(2.56)
Discontinued operations	—	(0.01)
Diluted loss per share	$(1.01)	$(2.57)

Weighted-average shares outstanding:
Basic	66.0	64.5
Diluted	66.0	64.5

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Net loss	$(66.8)	$(165.7)
Other comprehensive (loss) income:
Foreign currency translation adjustment	2.1	(12.1)
Total comprehensive loss	$(64.7)	$(177.8)

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	65.3	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	3.5	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	0.5	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	69.3	$0.1	$518.5	$(47.2)	$408.1	$879.5

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Cash flows from operating activities:
Net loss	$(66.8)	$(165.7)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	18.7	21.5
Loss (gain) on retirement of debt	18.2	(0.7)
Asset impairments	0.6	3.9
Stock-based compensation expense	5.7	1.8
Deferred income taxes	—	45.4
Loss on disposal of property and equipment, net	0.4	0.3
Other, net	(0.5)	1.2
Changes in operating assets and liabilities:
Receivables, net	3.1	54.4
Merchandise inventories	32.4	196.0
Prepaid expenses and other current assets	(2.9)	5.8
Prepaid income taxes and income taxes payable	(1.2)	22.3
Accounts payable and accrued liabilities	(11.4)	(274.1)
Operating lease right-of-use assets and lease liabilities	(15.0)	38.8
Changes in other long-term liabilities	(0.1)	(0.2)
Net cash flows used in operating activities	(18.8)	(49.3)
Cash flows from investing activities:
Purchase of property and equipment	(14.7)	(6.6)
Other	—	0.5
Net cash flows used in investing activities	(14.7)	(6.1)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of cost	551.7	—
Borrowings from the revolver	—	150.0
Repayments of revolver borrowings	(25.0)	(15.0)
Payments of senior notes	(307.4)	(2.3)
Settlement of stock-based awards	(49.9)	(0.5)
Other	(0.1)	(0.3)
Net cash flows provided by financing activities	169.3	131.9
Exchange rate effect on cash, cash equivalents and restricted cash	—	(6.1)
Increase in cash, cash equivalents and restricted cash	135.8	70.4
Cash, cash equivalents and restricted cash at beginning of period	635.0	513.5
Cash, cash equivalents and restricted cash at end of period	$770.8	$583.9

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) is a leading specialty retailer offering games and entertainment products through its e-commerce properties and thousands of stores.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 30, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021, (the “2020 Annual Report on Form 10-K”). Due to the seasonal nature of our business, the results of operations for the 13 weeks ended May 1, 2021 are not indicative of the results to be expected for the 52 weeks ending January 29, 2022 ("fiscal 2021"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 29, 2022 ("fiscal 2021") and January 30, 2021 ("fiscal 2020") consist of 52 weeks. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth fiscal quarter, which includes the holiday selling season.
Use of Estimates
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions that we have used could have a significant impact on our financial results. Actual results could differ from those estimates.
Reclassifications
We have made certain classifications in our consolidated statements in order to conform to the current year presentation. In our consolidated balance sheets, restricted cash of $13.6 million as of May 2, 2020 has been reclassified from other noncurrent assets to long-term restricted cash to conform to the current year presentation. In our consolidated statements of cash flows, gain on retirement of debt of $0.7 million for the 13 weeks ended May 2, 2020 was reclassified from other to loss (gain) on retirement of debt.
Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within the 2020 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $76.1 million, $13.6 million and $126.5 million as of May 1, 2021, May 2, 2020 and January 30, 2021, respectively, consists primarily of bank deposits that collateralize our obligations to vendors and landlords.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	May 1, 2021	May 2, 2020	January 30, 2021
Cash and cash equivalents	$694.7	$570.3	$508.5
Restricted cash	57.4	—	110.0
Long-term restricted cash	18.7	13.6	16.5
Total cash, cash equivalents and restricted cash in the statements of cash flows	$770.8	$583.9	$635.0
Assets Held-for-Sale
Our corporate aircraft was classified as assets held-for-sale as of May 2, 2020 and had an estimated fair value, less costs to sell, of $9.1 million. We recognized impairment charges of $2.7 million on the corporate aircraft during the 13 weeks ended May 2, 2020, which were partially attributable to economic impacts associated with the COVID-19 pandemic. On June 5, 2020, we sold the corporate aircraft and received net cash proceeds from the sale totaling $8.6 million, net of costs to sell. No gain or loss was recognized upon the sale in the second quarter in fiscal 2020.
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,109.9 million, $1,172.4 million and $1,117.7 million as of May 1, 2021, May 2, 2020 and January 30, 2021, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows or readily available market information for similar assets. No impairment losses were recorded during the 13 weeks ended May 1, 2021. Impairment losses were recorded totaling $0.7 million during the 13 weeks ended May 2, 2020.
At-the-Market Equity Offering
During the 13 weeks ended May 1, 2021, we sold 3,500,000 shares of common stock under our "at-the-market" equity offering program (the "ATM Offering"). We generated $556.7 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $5.0 million. Additionally, we incurred $0.2 million in other administrative fees in connection with the ATM Offering during the 13 weeks ended May 1, 2021 which is included in selling, general and administration expenses on the consolidated statement of operation. We have used, and intend to continue to use, the $551.7 million in net proceeds generated from the ATM Offering for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Discontinued Operations and Dispositions
During the fourth quarter of fiscal 2018, we sold our Spring Mobile business. The historic results of Spring Mobile are presented as discontinued operations, which primarily consist of residual wind-down costs for all periods presented. The net loss from discontinued operations for the 13 weeks ended May 2, 2020 consisted of $0.8 million in selling, general and administrative expenses and $0.2 million in income tax benefit, respectively. There were no discontinued operations during the first fiscal quarter of 2021.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. The adoption of this standard is not expected to result in a material impact on our consolidated financial statements.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
prospectively through December 31, 2022. We are currently evaluating the impact that ASU 2020-04 will have on our consolidated financial statements.
2.    COVID-19 Impacts
Throughout fiscal 2020, we temporarily closed stores or limited store operations at various times across our four operating segments. During the first fiscal quarter of 2021, temporary closures were limited to certain jurisdictions in Europe and Canada. Although certain stores experienced temporary closures during the first fiscal quarter of 2021, some of our stores offered and continue to offer curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions.
Impact on Operating Results and Asset Recoverability
While the gaming industry has not been as severely impacted by the COVID-19 pandemic as certain other consumer businesses, store closures during the stay-at-home orders in certain countries continue to adversely impact our results of operations during the 13 weeks ended May 1, 2021. During the first fiscal quarter of 2021, we continued to evaluate the impact on our assets, including accounts receivable, inventory, and long-lived assets. In addition, during the first fiscal quarter of 2021, we continued to assess the likelihood of realizing the benefits of our deferred tax assets. We estimate the realizability of our deferred tax assets using several factors, including the weight of available evidence, which takes into consideration cumulative book losses and projections of future taxable income in certain jurisdictions. As a result of this analysis, we continue to maintain a full valuation allowance on all of our net deferred tax assets.
Liquidity and Other Impacts
As of May 1, 2021, we had total unrestricted cash on hand of $694.7 million, $76.1 million of restricted cash and an additional $99.9 million of available borrowing capacity under our revolving credit facility. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under our revolving credit facility. See Note 6, "Debt," for further information.
During the 13 weeks ended May 1, 2021, we completed the ATM Offering which generated aggregate net proceeds of $551.7 million. See Note 1, "General Information" for further details. Additionally, during the 13 weeks ended May 1, 2021, we repaid the remaining $73.2 million aggregate principal amount of our outstanding 6.75% unsecured senior notes due in March 2021, (the "2021 Senior Notes") and we completed the voluntary early redemption of the remaining $216.4 million balance of our outstanding 10.0% secured senior notes due 2023 ("2023 Senior Notes"). See Note 6, "Debt" for further details.
In light of our efforts to strengthen our balance sheet including the paydown of our debt obligations, we project we will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations.
The COVID-19 pandemic remains an evolving situation and its impact on our business, operating results, cash flows and financial conditions will depend on the geographies impacted by the virus, the ongoing economic effect of the pandemic, the additional economic stimulus programs introduced by governments, and the timing of the post-pandemic economic recovery. Even as we continue to comply with all governmental health and safety requirements for our associates and customers while resuming and maintaining substantially full operations, the persistence and potential resurgence of the COVID-19 pandemic may require us to temporarily close stores again in future periods or introduce modified operating schedules and may impact customer behaviors, including a potential reduction in consumer discretionary spending. These developments could increase asset recovery and valuation risks. Further, the uncertainties in the global economy could impact the financial viability of our suppliers, which may interrupt our supply chain and require other changes to operations. In light of the foregoing, the extent and duration of the COVID-19 pandemic, and responses of governments, customers, suppliers and other third parties, may materially adversely impact our business, financial condition, results of operations and cash flows.
3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Hardware and accessories (1)	$703.5	$513.1
Software (2)	397.9	417.0
Collectibles	175.4	90.9
Total	$1,276.8	$1,021.0
__________________________________________________

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics.
(2)    Includes sales of new and pre-owned video game software, digital software and PC entertainment software.
See Note 9, "Segment Information," for net sales by geographic location.
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer® magazine. Revenues do not include sales tax or other taxes collected from customers. We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, "unredeemed customer liabilities"), extended warranties and subscriptions to our Game Informer® magazine. These performance obligations are included in accrued liabilities and other current liabilities in our consolidated balance sheets.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time customers redeem gift cards, trade-in credits, customer deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of May 1, 2021 and May 2, 2020, our unredeemed customer liabilities totaled $200.3 million and $209.7 million, respectively.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of May 1, 2021 and May 2, 2020, our deferred revenue liability related to extended warranties totaled $81.0 million and $60.1 million, respectively.
Performance obligations associated with subscriptions to Game Informer® magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of customer subscriptions are for 12 monthly issues. As of May 1, 2021 and May 2, 2020, we had deferred revenue of $41.3 million and $34.8 million, respectively, associated with our Game Informer® magazine.
Significant Judgments and Estimates
We accrue PowerUp Rewards loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by loyalty program members for products we offer. The estimated retail price per point is based on the actual historical retail prices of product(s) purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to Game Informer® magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

	May 1, 2021	May 2, 2020
Contract liability beginning balance	$348.2	$339.2
Increase to contract liabilities (1)	208.7	151.5
Decrease to contract liabilities (2)	(234.5)	(184.5)
Other adjustments (3)	0.2	(1.6)
Contract liability ending balance	$322.6	$304.6
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits as well as revenues recognized for Game Informer® and extended warranties. During the 13 weeks ended May 1, 2021, there were $23.5 million of gift cards redeemed that were outstanding as of January 30, 2021. During the 13 weeks ended May 2, 2020, there were $21.2 million of gift cards redeemed that were outstanding as of February 1, 2020.
(3)    Primarily includes foreign currency translation adjustments.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our foreign currency contracts, Company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
We value our foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
Our assets and liabilities measured at fair value on a recurring basis as of May 1, 2021, May 2, 2020 and January 30, 2021, utilize Level 2 inputs and include the following (in millions):

	May 1, 2021	May 2, 2020	January 30, 2021
Assets
Foreign currency contracts(1)	$2.7	$2.4	$2.5
Company-owned life insurance(2)	2.8	3.6	2.7
Total assets	$5.5	$6.0	$5.2
Liabilities
Foreign currency contracts(3)	$0.8	$1.1	$2.4
Nonqualified deferred compensation(3)	0.6	0.9	0.6
Total liabilities	$1.4	$2.0	$3.0
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
We use forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related balances denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $239.2 million, $213.9 million and $206.9 million as of May 1, 2021, May 2, 2020 and January 30, 2021, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related balances denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Gains on the changes in fair value of derivative instruments	$2.5	$2.4
Losses on the re-measurement of related intercompany loans and third-party accounts payable denominated in foreign currencies	(1.8)	(2.1)
Net gains	$0.7	$0.3
We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. We manage counterparty risk according to the guidelines and controls established under our comprehensive risk management and investment policies. We continuously

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We do not require collateral under derivative or investment agreements.
Assets that are Measured at Fair Value on a Non-recurring Basis
Assets that are measured at fair value on a non-recurring basis relate primarily to property and equipment, operating lease right-of-use ("ROU") assets and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not periodically adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
During the 13 weeks ended May 1, 2021, we recognized impairment charges totaling $0.6 million associated with store-level ROU assets, to reflect their fair values. During the 13 weeks ended May 2, 2020, we recognized $1.2 million of impairment charges associated with store-level ROU and property and equipment assets to reflect their fair values. We also recognized $2.7 million of impairment charges related to our corporate aircraft to reflect its fair value of $9.1 million as of May 2, 2020. The corporate aircraft was classified as assets held-for-sale in our unaudited condensed consolidated balance sheet as of May 2, 2020. We sold our corporate aircraft on June 5, 2020.
Other Fair Value Disclosures
The carrying values of our cash equivalents, net receivables, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities.
5.    Leases
We conduct the substantial majority of our business with leased real estate properties, including retail stores, fulfillment and distribution facilities and office space. We also lease certain equipment and vehicles. These are generally leased under noncancelable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require us to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of our lease agreements are classified as operating leases.

Rent expense under operating leases was as follows (in millions):

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Operating lease cost	$74.9	$81.4
Variable lease cost (1)	17.5	20.9
Total rent expense	$92.4	$102.3
_____________________________________________
(1)    Variable lease cost primarily includes percentage rentals and variable executory costs.

6.    Debt
The carrying value of our debt is comprised as follows (in millions):

	May 1, 2021	May 2, 2020	January 30, 2021
Revolving credit facility due 2022	$—	$135.0	$25.0
French term loans due 2021(1)	48.1	—	48.6
2021 Senior Notes principal amount	—	418.4	73.2
2023 Senior Notes principal amount	—	—	216.4
Less: Senior Notes unamortized debt financing costs	—	(1.2)	(0.5)
Total debt, net	$48.1	$552.2	$362.7
Less: short-term debt and current portion of long-term debt(2)	(48.1)	(552.2)	(146.7)
Long-term debt, net	$—	$—	$216.0
_______________________________________________________________
(1)    These term loans are government subsidized low interest loans that may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(2)    Current period include the French term loans due July 2021 and October 2021. Prior periods include advances under the revolving credit facility due November 2022, the French term loans due July 2021 and October 2021 and the 2021 Senior Notes, net of the associated unamortized debt financing costs.
2021 Debt Payments
On March 15, 2021, we repaid at maturity $73.2 million outstanding principal amount of our 2021 Senior Notes.
On April 30, 2021, we completed the voluntary early redemption of $216.4 million outstanding principal amount of our 2023 Senior Notes. This voluntary early redemption covered the entire amount of then outstanding 2023 Senior Notes, which represented all of our long-term debt. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid approximately $219.1 million in aggregate consideration, including accrued and unpaid interest. In connection with the voluntary early redemption of the 2023 Senior Notes, we paid a $17.8 million make-whole premium which is included in interest expense in our consolidated statements of operations. Additionally, we accelerated amortization of $0.4 million deferred financing costs associated with our 2023 Senior Notes.
French Term Loans
During fiscal 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million ($48.1 million as of May 1, 2021). The term loans all bear interest at 0%. Three of the term loans totaling €20.0 million mature in July 2021 and the other three term loans totaling €20.0 million mature in October 2021, and all of them may be extended, subject to specified conditions, for up to five additional years at Micromania SAS's request. In connection with any such extension, the interest rate would increase to a rate to be determined at the time of the extension. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
Each of Micromania SAS's term loans, as described above, restrict the ability of Micromania SAS to make distributions and loans to its affiliates, and include various events that would result in the automatic acceleration of the loans thereunder, including failure to pay any principal or interest when due, acceleration of other indebtedness, a change of control and certain bankruptcy, insolvency or receivership events.
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity up to $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of our assets and the assets of our domestic subsidiaries. As of May 1, 2021, the applicable margin was 0.25% for prime rate loans and 1.19% for LIBO rate loans.
The agreement governing our Revolver places certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. Additionally, the agreement contains customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is also subject to a fixed charge coverage ratio covenant if excess availability is below certain thresholds (the "Availability Reduction").
As of May 1, 2021, we had no borrowings outstanding under the Revolver. During the first fiscal quarter of 2021, we repaid $25.0 million in borrowings under the Revolver. As of May 1, 2021, total availability under the Revolver after giving effect to the Availability Reduction was $99.9 million, with no outstanding borrowings and outstanding standby letters of credit of $44.0 million. We are currently in compliance with all covenants in the Revolver.
Letter of Credit Facilities
Separately from the Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 1, 2021, we had $38.2 million of outstanding letters of credit and bank guarantees under facilities outside of the Revolver.
7.    Commitments and Contingencies
Commitments
During the 13 weeks ended May 1, 2021, there were no material changes to our commitments as disclosed in our 2020 Annual Report on Form 10-K except as discussed in Note 6, "Debt."

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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
8.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options and unvested restricted stock outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. We have certain undistributed stock awards that participate in dividends on a non-forfeitable basis, however, their impact on earnings per share under the two-class method is negligible.
A reconciliation of shares used in calculating basic and diluted net loss per common share is as follows (in millions):

	13 Weeks Ended
	May 1, 2021	May 2, 2020
Weighted-average common shares outstanding	66.0	64.5
Dilutive effect of stock options and restricted stock awards	—	—
Weighted-average diluted common shares outstanding	66.0	64.5

Anti-dilutive stock options and restricted stock awards	2.6	2.8
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q as of June 1, 2021. Weighted average common shares outstanding excludes time-based and performance-based unvested shares of restricted Class A common stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture. As of May 1, 2021, May 2, 2020 and January 30, 2021 there were 2.6 million, 2.8 million and 4.6 million, respectively, of unvested shares of restricted stock. Accordingly, as of May 1, 2021, May 2, 2020 and January 30, 2021 there were 71.9 million, 67.4 million and 69.9 million, respectively, of shares of Class A common stock, including unvested restricted shares, legally issued and outstanding.

9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in six European countries for the 13 weeks ended May 1, 2021 and ten European countries for the 13 weeks ended May 2, 2020. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the 13 weeks ended May 1, 2021 and May 2, 2020.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Segment information for the 13 weeks ended May 1, 2021 and May 2, 2020 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
13 weeks ended May 1, 2021
Net sales	$966.3	$61.9	$114.8	$133.8	$1,276.8
Operating loss	(3.6)	(2.9)	(0.4)	(33.9)	(40.8)
13 weeks ended May 2, 2020
Net sales	$760.6	$39.7	$113.7	$107.0	$1,021.0
Operating loss	(51.1)	(9.4)	(0.5)	(47.0)	(108.0)

10.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, we have benefited from the deferral of certain payroll taxes, the carryback of a fiscal 2020 net operating loss, the modification of limitation on business interest and the technical correction with respect to qualified improvement property. As a result of the carryback of NOLs allowed by the CARES Act, U.S. federal income tax receivable increased to $157.8 million as of May 1, 2021 compared to $22.9 million as of May 2, 2020. U.S. federal income tax receivable is included in prepaid expenses and other current assets in our consolidated balance sheet.

Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that may occur during the quarter. We recognized an income tax expense of $1.3 million, or (2.0%), for the 13 weeks ended May 1, 2021 compared to an income tax expense of $50.4 million, or (43.9%), for the 13 weeks ended May 2, 2020. For the 13 weeks ended May 1, 2021, our effective income tax rate of (2.0%) is primarily due to not providing tax benefits on current period losses because of valuation allowances recorded in prior periods, as well as forecasted income taxes due in certain limited foreign jurisdictions within which we operate. Our effective tax rate of (43.9%) for the 13 weeks ended May 2, 2020 was primarily due to having recorded significant valuation allowance increases, partially offset by certain tax benefits related to the CARES Act, during that period.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Please read the following discussion and analysis of our financial condition and results of operations together with our consolidated financial statements and related notes included under Part I, Item 1 of this Quarterly Report on Form 10-Q.

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

Forward-looking statements are based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. A number of factors could cause our actual results, performance, achievements or industry results to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements.

All forward-looking statements included or incorporated by reference in this Quarterly Report on Form 10-Q are based upon information available to us as of the date of this Quarterly Report on Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Quarterly Report on Form 10-Q, except as required by law.

OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its e-commerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 29, 2022 ("fiscal 2021") and the fiscal year ended January 30, 2021 ("fiscal 2020") each consist of 52 weeks. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth fiscal quarter, which includes the holiday selling season.
Impact from COVID-19
Throughout fiscal 2020, we temporarily closed stores or limited store operations at various times across our four operating segments. During the first quarter of fiscal 2021, temporary closures were limited to certain jurisdictions in Europe and Canada. Although certain stores experienced temporary closures during the 13 weeks ended May 1, 2021, some of our stores offered and continue to offer curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions. We continue to prioritize the health and safety of our customers and team members, including enhanced cleaning measures and expanded use of personal protective equipment at our stores, shared service centers and distribution centers across all geographies where we operate. We expect that we will continue to incur costs to provide these measures well into fiscal 2021.
The COVID-19 pandemic continues to impact our business, operating results, cash flows and financial conditions. Factors impacted by the COVID_19 pandemic include, but are not limited to, the following, many of which are not within our control:
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
See Note 2, "COVID-19 Impacts" for further details.

Industry Overview
Growth in the gaming industry is generally driven by the introduction of new technology. Gaming consoles have historically launched in five to seven-year cycles as technological developments provide significant improvements in the gaming experience and add other entertainment capabilities. Consumer demand for gaming consoles is typically the highest in the early years of the cycle and the weakest in the latter years. The current generation of consoles includes the Sony PlayStation 5 (launched in November 2020), Microsoft Xbox Series X (launched in November 2020) and the Nintendo Switch (launched in March 2017).
The sale of video games delivered through digital channels and other forms of gaming continue to grow and represent an increasing percentage of video game sales. We currently sell various types of products that relate to the digital category, including digitally downloadable content (“DLC”), full game downloads, Xbox LIVE, PlayStation Plus and Nintendo network points cards, as well as prepaid digital and prepaid subscription cards. We have made significant investments in our e-commerce and store functionality to enable our customers to access digital content to facilitate the digital sales and delivery process. We plan to continue to invest in these types of processes and channels to grow our digital sales base and enhance our market leadership position in the video game industry.
We have historically reported comparable store sales which is a measure commonly used in the retail industry and indicates store performance by measuring the growth or decline in sales for certain stores for a particular period over the corresponding prior year's comparable period. The methodology of calculating comparable store sales varies across the retail industry and our methodology may not be the same as other retailers' methodology. Our comparable store sales are comprised of sales from our stores operating for at least 12 full months as well as sales related to our websites and sales of pre-owned merchandise to wholesalers or dealers. Our comparable store sales methodology excludes from the comparable store base stores that were closed for 14 consecutive days or more and where curbside delivery was not available to customers for such stores. Comparable store sales for our international operating segments exclude the effect of changes in foreign exchange rates.
As a result of the extensive temporary store closures due to the COVID-19 pandemic, we believe comparable store sales are not a meaningful metric for the 13 weeks ended May 1, 2021 and we have not included comparable store sales in the discussion of our Consolidated Results of Operations below. We have included a discussion of net sales in our Consolidated Results of Operations as we believe net sales is the more appropriate metric to evaluate the performance of our business at this time. This metric is consistent with the metric used by management for internal reporting and analysis to measure performance of our stores. As we continue to reposition during fiscal 2021, we will continue to evaluate the metrics that we believe will most effectively inform investors of our performance, development and outlook.
BUSINESS STRATEGY
Our strategic plan is anchored on the following tenets and designed to first stabilize and optimize our core business while at the same time, pursuing strategic initiatives to transform GameStop for the future by expanding our addressable market and product offerings to drive growth in the gaming and entertainment industries.
Stabilize and Optimize the core business. We are improving the efficiency and effectiveness of operations across our organization, including cost restructuring, inventory management optimization, adding and growing high margin product categories, and rationalizing our global store base. Prioritizing efforts to optimize our store base and improve the fundamental operations of our business yielded the net closure of 693 stores in fiscal 2020 and an additional 118 stores in first quarter fiscal 2021, and included both the divestiture of the Simply Mac business and wind down of underperforming operations in Denmark, Finland, Norway and Sweden. Improved inventory management drove a significant increase in inventory turns and as a result, in working capital, while an intense focus on organization structure and expense reductions yielded a $16.2 million or 4.2% reduction in reported selling, general and administrative expenses in the first quarter of fiscal 2021 as compared to the first fiscal quarter of 2020. We continue to explore strategic options for our European businesses, which may include further store closings, exiting unprofitable businesses, or investing in e-commerce capabilities.
Transform GameStop into a customer-obsessed technology company to delight gamers. We are taking the following steps in fiscal 2021:
•Investing in technology capabilities, by in-sourcing talent, revamping systems, and evaluating next-generation assets;
•Building a superior customer experience, including beginning to establish a U.S.-based customer care operation;
•Expanding product catalog and addressable market including certain emerging categories that represent natural extensions;
•Modernizing U.S. fulfillment operations to improve speed of delivery and service;
We believe these transformation efforts represent an important aspect of our continued business to enable long-term value creation for our stockholders.
Connected to our transformation efforts, we have incurred and may continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	13 Weeks Ended
	May 1, 2021		May 2, 2020
	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,276.8	100.0%	$1,021.0	100.0%
Cost of sales	946.7	74.1	738.6	72.3
Gross profit	330.1	25.9	282.4	27.7
Selling, general and administrative expenses	370.3	29.1	386.5	37.9
Asset impairments	0.6	—	3.9	0.4
Operating loss	(40.8)	(3.2)	(108.0)	(10.6)
Interest expense, net	24.7	1.9	6.7	0.6
Loss from continuing operations before income taxes	(65.5)	(5.1)	(114.7)	(11.2)
Income tax expense	1.3	0.1	50.4	5.0
Net loss from continuing operations	(66.8)	(5.2)	(165.1)	(16.2)
Loss from discontinued operations, net of tax	—	—	(0.6)	—
Net loss	$(66.8)	(5.2)%	$(165.7)	(16.2)%
The 13 Week Period Ended May 1, 2021 Compared to the 13 Week Period Ended May 2, 2020
Net Sales
The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	13 Weeks Ended
	May 1, 2021		May 2, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$703.5	55.1%	$513.1	50.3%
Software	397.9	31.2	417.0	40.8
Collectibles	175.4	13.7	90.9	8.9
Total	$1,276.8	100.0%	$1,021.0	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	13 Weeks Ended
	May 1, 2021		May 2, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$966.3	75.7%	$760.6	74.5%
Canada	61.9	4.8	39.7	3.9
Australia	114.8	9.0	113.7	11.1
Europe	133.8	10.5	107.0	10.5
Total	$1,276.8	100.0%	$1,021.0	100.0%
For the first three months of fiscal 2021, net sales increased $255.8 million or 25.1% compared to the same prior year period. Net sales in our United States, Canada, Australia and Europe segments increased by 27.0%, 55.9%, 1.0% and 25.0%, respectively, when compared to the same period last year. The increase in net sales for the quarter was primarily attributable to sales volume from the launch of the new video game consoles from Sony and Microsoft and continued strong sales of the Nintendo gaming product lines coupled with the increase in store traffic compared to the same period last year as a result of the abrupt temporary store closures we experienced beginning in March of 2020 due to the COVID-19 pandemic. The increases in the hardware and accessory category and the collectibles category were partially offset by a decline in the software category as a result of lower pre-owned inventory supply caused by the temporary store closures throughout the past year limiting in-store trade opportunities.
Gross Profit
Gross profit increased 16.9% for the first fiscal quarter of 2021 when compared to the same period last year primarily due to the increase in sales. Gross profit as a percentage of net sales decreased to 25.9% in the current year fiscal quarter compared to 27.7% in the prior year fiscal quarter, primarily due to a shift in product mix into lower margin categories such as new console hardware given the launch of the generation 9 consoles and increased freight and credit card fees associated with the shift to e-commerce sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") decreased $16.2 million or 4.2% for the first fiscal quarter of 2021, compared to the same prior year period. We continue to benefit from lower store payroll and occupancy costs driven by our extensive cost reduction initiatives. These net reductions include 630 permanent store closures since May 2, 2020 as we de-densify our store base. The declines in our store SG&A expense are partially offset by a $13.2 million increase in costs associated with our accelerated transformation, which consist of severance and divestiture, consulting fees with third parties supporting the execution of our strategy, and administrative expenses incurred while completing significant debt and equity transactions. We expect to continue to incur these costs as we progress through our accelerated transformation.
Asset Impairments
During the first fiscal quarter of 2021, we recognized a $0.6 million asset impairment on a right-of-use lease asset. During the first fiscal quarter of 2020, we recognized asset impairment charges totaling $3.9 million, consisting of a $2.7 million impairment of our corporate aircraft, which was classified as held for sale as of May 2, 2020, and $1.2 million in impairment charges related to store-level property and equipment.
Interest Expense, Net
During the first fiscal quarter of 2021, interest expense, net increased by $18.0 million compared to the same fiscal period in 2020, primarily due to the $17.8 million make-whole premium paid upon the voluntary early redemption of the outstanding balance of the 2023 Senior Notes.
Income Tax Expense
We recognized income tax expense of $1.3 million for the first fiscal quarter compared to an income tax expense of $50.4 million for the same fiscal period in 2020. Our effective income tax rate increased to (2.0%) for the 13 weeks ended May 1, 2021 compared to (43.9%) for the 13 weeks ended May 2, 2020. The increase in the effective income tax rate compared to the prior year quarter was primarily driven by the full valuation allowance that we recorded in fiscal 2020 on our deferred tax assets as a result of our determination that realization of existing deferred tax assets is not more likely than not to benefit from our losses. See Note 10, "Income Taxes," for further information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facilities. As of May 1, 2021, we had total unrestricted cash on hand of $694.7 million and an additional $99.9 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver.
During the first fiscal quarter of 2021, we sold 3,500,000 shares of common stock under our "at-the-market" equity offering program (the "ATM Offering"). We generated $556.7 million in gross proceeds from the ATM Offering and paid fees to the sales agent of $5.0 million. Additionally, we incurred $0.2 million in other administrative fees in connection with the ATM Offering during the 13 weeks ended May 1, 2021 which is included in selling, general and administration expenses on the consolidated statement of operation. We have used, and intend to continue to use, the $551.7 million in net proceeds generated from the ATM Offering for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first fiscal quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. See Note 6, "Debt," for further details on the debt transactions.
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
Cash Flows
During the 13 weeks ended May 1, 2021, cash flows from operating activities were an outflow of $18.8 million, compared with an outflow of $49.3 million during the same period last year. Our net loss for the fiscal quarter included charges and credits that did not impact operating cash flow, including depreciation and amortization, loss on extinguishment of debt and stock-based compensation partially offset by cash from operations. Overall, our cash from operations benefited from continued improvements in working capital as a result of optimizing inventory and accounts payable levels through optimizing the cash conversion cycle and more efficient carrying levels of inventory.
Cash flows from investing activities were an outflow of $14.7 million during the 13 weeks ended May 1, 2021 compared to an outflow of $6.1 million during the same period last year. The decrease in cash provided by investing activities is primarily attributable to higher capital expenditures in current year.
Cash flows from financing activities were an inflow of $169.3 million during the 13 weeks ended May 1, 2021 compared to an inflow of $131.9 million during the 13 weeks ended May 2, 2020. During the first quarter of fiscal 2021, we received $551.7 million in aggregate proceeds from the sale of shares of common stock in the ATM Offering (net of approximately $5.0 million of commissions). We completed the voluntary early redemption of our then outstanding 2023 Senior Notes for an aggregate of $234.2 million (inclusive of a $17.8 million make-whole premium). We also repaid $73.2 million to retire at maturity our then outstanding 2021 Senior Notes. We repaid $25.0 million of our outstanding borrowing under the Revolver. The cash inflow during the 13 weeks ended May 2, 2020 was primarily due to a net $135.0 million draw down on our revolving line of credit.
Sources of Liquidity; Uses of Capital
We utilize cash generated from operations and have funds available to us under the Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of time deposits with commercial banks.
We maintain the Revolver with a borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. As of the end of the first quarter of 2021, based on our borrowing base and amounts reserved for outstanding letters of credit, total availability under the Revolver after giving effect to the Availability Reduction was $99.9 million, and as of May 1, 2021, no amounts were outstanding under the Revolver and $44.0 million of standby letters of credit were outstanding under the Revolver.
Separately from the Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 1, 2021, we had $38.2 million of outstanding letters of credit and other bank guarantees under facilities outside of the Revolver.
See Note 6, "Debt," for additional information.
We may also fund our operating expenses and growth capital needs, as circumstances warrant, from sales of equity securities. The timing and amount of any sales of equity securities would depend on, among other factors, our capital needs and alternative sources and costs of capital available to us, market perceptions about us, and the then current trading price of our common equity. As discussed above, during the first quarter of fiscal 2021, we sold 3,500,000 shares of common stock in the ATM Offering. We have used, and intend to continue to use, the $551.7 million in net proceeds that we generate from the ATM Offering for working capital and general corporate purposes, including funding our transformation initiatives and product category expansion efforts, repayment of indebtedness, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Tax withholding obligations arise upon the vesting of shares of restricted stock and these obligations must be satisfied at the time they arise through cash payments to the applicable taxing authorities. The amount of the tax withholding obligations due upon the vesting of shares of restricted stock is dependent on the price of our shares of common stock on the New York Stock Exchange on the applicable vesting date. As discussed within Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K,

we may elect to satisfy these tax withholding obligations by withholding and canceling a portion of the shares subject to vesting (sometimes referred to as "share withholding") and remitting cash to the tax authorities at the applicable statutory rates on behalf of the holder(s) of the applicable award. Depending on the price of our common stock on the vesting date, the amount of these cash payments due for taxes in respect of restricted shares that are scheduled to vest or that may be accelerated in connection with certain events (such as cessation of a grantee's employment) in the second quarter of fiscal 2021 could be substantial and could have a negative impact on our liquidity and ability to use funds for operational purposes. Our common stock price has recently experienced extreme price fluctuations. For illustrative purposes, assuming a stock price of $249.02 per share (the price of our shares of common stock on the New York Stock Exchange on June 1, 2021), we estimate that the aggregate amount of our tax withholding obligations on account of second quarter vesting events will be at least $74.6 million and could be up to $157.2 million depending on whether we arrange for share withholding in respect of vesting events anticipated to occur later in the quarter. The actual amount of the tax obligations and the number of shares to be canceled (or sold in the open market in the event the applicable employee were to arrange for broker-assisted sell-to-cover transactions in lieu of share withholding for shares that vest after June 9, 2021) could be higher or lower, depending on the price of our common stock upon vesting, the applicable tax withholding rates then in effect, the price at which any broker-assisted sell-to-cover transactions (if any) were to occur and the number (if any) of restricted stock awards that are forfeited prior to vesting.
CRITICAL ACCOUNTING POLICIES
Our unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and do not include all disclosures required under GAAP for complete financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2020 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Note 1 to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of May 1, 2021 other than those disclosed in Note 6, "Debt" of our unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our risk factors as set forth in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of May 1, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters under the caption "Legal Proceedings" in Note 7 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended January 30, 2021, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2020 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Reference is made to the Current Report on Form 8-K that we filed with the SEC on the date of this Form 10-Q that disclosed that on June 9, 2021, we announced the appointment of Matthew Furlong, age 42, as our President and Chief Executive Officer, effective on or about June 21, 2021. Prior to joining us, Mr. Furlong served as Country Leader, Australia for Amazon.com, Inc. (“Amazon”) since September 2019 and in various other roles at Amazon since October 2012, including as Director, Technical Advisor, Amazon North America. Prior to joining Amazon, Mr. Furlong served in various roles at The Procter & Gamble Company focused on brand, marketing and sales strategies. In the same Current Report on Form 8-K, we also announced the appointment of Mike Recupero, age 47, as our Chief Financial Officer, effective on or about July 12, 2021. Prior to joining us, Mr. Recupero served as Chief Financial Officer of the North American Consumer business of Amazon since January 2021 after serving as Chief Financial Officer of the Prime Video business of Amazon since April 2019 and previously serving as Chief Financial Officer of the European Consumer business of Amazon since October 2016. Prior to these roles, Mr. Recupero served in various other roles at Amazon focused on finance since joining Amazon in April 2004.
On May 26, 2021, we received a request from the Staff of the SEC for the voluntary production of documents and information concerning a SEC investigation into the trading activity in our securities and the securities of other companies. We are in the process of reviewing the request and producing the requested documents and intend to cooperate fully with the SEC Staff regarding this matter. This inquiry is not expected to adversely impact us.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1*	Transition and Separation Agreement, dated March 21, 2021, between GameStop Corp. and James A. Bell.	Current Report on Form 8-K	February 23, 2021
10.2*	Transition and Separation Agreement, dated March 21, 2021, between GameStop Corp. and Frank M. Hamlin.	Current Report on Form 8-K	March 23.2021
10.3*	Letter Agreement between Jenna Owens and GameStop Corp. dated March 23, 2021	Current Report on Form 8-K	March 23.2021
10.4*	Transition and Separation Agreement, dated April 18, 2021, between GameStop Corp. and George E. Sherman.	Current Report on Form 8-K	April 19, 2021
10.5*	Transition and Separation Agreement, dated April 28, 2021, between GameStop Corp. and Chris R. Homeister.	Current Report on Form 8-K	April 30, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

*This exhibit is a management or compensatory contract.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

	By:	/s/ Diana Saadeh-Jajeh
Name: Diana Saadeh-Jajeh
Title: Senior Vice President and Interim Chief Financial Officer

Date: June 9, 2021