Form 10-Q
period 2021-07-31
GameStop Corp.
filed 2021-09-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 31, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 1, 2021: 76,491,496

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	July 31, 2021	August 1, 2020	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,720.4	$735.1	$508.5
Restricted cash	36.7	11.0	110.0
Receivables, net	68.5	83.1	105.3
Merchandise inventories	596.4	474.6	602.5
Prepaid expenses and other current assets	235.0	76.1	224.9
Total current assets	2,657.0	1,379.9	1,551.2
Property and equipment, net	186.6	219.7	201.2
Operating lease right-of-use assets	645.2	689.0	662.1
Deferred income taxes	—	29.2	—
Long-term restricted cash	18.5	12.5	16.5
Other noncurrent assets	38.5	44.9	41.6
Total assets	$3,545.8	$2,375.2	$2,472.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$409.7	$256.4	$341.8
Accrued liabilities and other current liabilities	563.1	580.7	626.8
Current portion of operating lease liabilities	221.5	218.8	227.4
Short-term debt, including current portion of long-term debt, net	—	221.3	121.7
Borrowings under revolving line of credit	—	35.0	25.0
Total current liabilities	1,194.3	1,312.2	1,342.7
Long-term debt, net	47.5	215.9	216.0
Operating lease liabilities	432.0	475.5	456.7
Other long-term liabilities	20.0	19.3	20.5
Total liabilities	1,693.8	2,022.9	2,035.9
Commitments and contingencies (Note 7)
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 75.9, 65.2 and 65.3 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,561.7	2.9	11.0
Accumulated other comprehensive loss	(56.3)	(63.9)	(49.3)
Retained earnings	346.5	413.2	474.9
Total stockholders’ equity	1,852.0	352.3	436.7
Total liabilities and stockholders’ equity	$3,545.8	$2,375.2	$2,472.6

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net sales	$1,183.4	$942.0	$2,460.2	$1,963.0
Cost of sales	862.5	689.8	1,809.2	1,428.4
Gross profit	320.9	252.2	651.0	534.6
Selling, general and administrative expenses	378.9	348.2	749.2	734.7
Asset impairments	—	0.9	0.6	4.8
Gain on sale of assets	—	(11.3)	—	(11.3)
Operating loss	(58.0)	(85.6)	(98.8)	(193.6)
Interest income	(0.1)	(0.4)	(0.2)	(1.3)
Interest expense	0.6	7.9	25.4	15.5
Loss from continuing operations before income taxes	(58.5)	(93.1)	(124.0)	(207.8)
Income tax expense	3.1	17.9	4.4	68.3
Net loss from continuing operations	(61.6)	(111.0)	(128.4)	(276.1)
Loss from discontinued operations, net of tax	—	(0.3)	—	(0.9)
Net loss	$(61.6)	$(111.3)	$(128.4)	$(277.0)

Basic loss per share:
Continuing operations	$(0.85)	$(1.71)	$(1.85)	$(4.26)
Discontinued operations	—	(0.01)	—	(0.01)
Basic loss per share	$(0.85)	$(1.71)	$(1.85)	$(4.28)

Diluted loss per share:
Continuing operations	$(0.85)	$(1.71)	$(1.85)	$(4.26)
Discontinued operations	—	(0.01)	—	(0.01)
Diluted loss per share	$(0.85)	$(1.71)	$(1.85)	$(4.28)

Weighted-average shares outstanding:
Basic	72.6	65.0	69.3	64.7
Diluted	72.6	65.0	69.3	64.7

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Net loss	$(61.6)	$(111.3)	$(128.4)	$(277.0)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9.1)	27.0	(7.0)	14.9
Total comprehensive loss	$(70.7)	$(84.3)	$(135.4)	$(262.1)

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	65.3	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	3.5	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	0.5	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	69.3	$0.1	$518.5	$(47.2)	$408.1	$879.5
Net loss	—	—	—	—	(61.6)	(61.6)
Issuance of common stock, net of cost	5.0	—	1,121.1	—	—	1,121.1
Foreign currency translation	—	—	—	(9.1)	—	(9.1)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Settlement of stock-based awards	1.6	—	(86.7)	—	—	(86.7)
Balance at July 31, 2021	75.9	$0.1	$1,561.7	$(56.3)	$346.5	$1,852.0

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0
Net loss	—	—	—	—	(111.3)	(111.3)
Foreign currency translation	—	—	—	27.0	—	27.0
Stock-based compensation expense	—	—	2.1	—	—	2.1
Settlement of stock-based awards	0.6	—	(0.5)	—	—	(0.5)
Balance at August 1, 2020	65.2	$0.1	$2.9	$(63.9)	$413.2	$352.3

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Six Months Ended
	July 31, 2021	August 1, 2020
Cash flows from operating activities:
Net loss	$(128.4)	$(277.0)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization (including amounts in cost of sales)	36.3	41.7
Loss (gain) on retirement of debt	18.2	(1.5)
Asset impairments	0.6	4.8
Stock-based compensation expense	14.5	3.9
Deferred income taxes	—	45.4
Loss (gain) on disposal of property and equipment, net	0.5	(9.6)
Other, net	(0.6)	1.3
Changes in operating assets and liabilities:
Receivables, net	36.2	60.5
Merchandise inventories	1.2	394.2
Prepaid expenses and other current assets	(4.0)	1.7
Prepaid income taxes and income taxes payable	(13.8)	69.8
Accounts payable and accrued liabilities	25.2	(193.7)
Operating lease right-of-use assets and lease liabilities	(16.1)	2.8
Changes in other long-term liabilities	(0.1)	(0.8)
Net cash flows (used in) provided by operating activities	(30.3)	143.5
Cash flows from investing activities:
Purchase of property and equipment	(28.2)	(17.5)
Proceeds from sale of property and equipment	—	51.8
Other	(0.1)	1.7
Net cash flows (used in) provided by investing activities	(28.3)	36.0
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,672.8	—
Proceeds from French term loans	—	23.6
Borrowings from the revolver	—	150.0
Repayments of revolver borrowings	(25.0)	(115.0)
Payments of senior notes	(307.4)	(5.3)
Settlement of stock-based awards	(136.6)	(1.0)
Other	(0.1)	(0.3)
Net cash flows provided by financing activities	1,203.7	52.0
Exchange rate effect on cash, cash equivalents and restricted cash	(4.5)	13.6
Increase in cash, cash equivalents and restricted cash	1,140.6	245.1
Cash, cash equivalents and restricted cash at beginning of period	635.0	513.5
Cash, cash equivalents and restricted cash at end of period	$1,775.6	$758.6

See accompanying notes to unaudited condensed consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games, entertainment products and technology through its e-commerce properties and stores.
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
These unaudited condensed consolidated financial statements should be read in conjunction with our annual report on Form 10-K for the 52 weeks ended January 30, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021 (the “2020 Annual Report on Form 10-K”). Due to the seasonal nature of our business, the results of operations for the six months ended July 31, 2021 are not indicative of the results to be expected for the 52 weeks ending January 29, 2022. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 29, 2022 and January 30, 2021 consist of 52 weeks. All three- and six-month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
Reclassifications
We have made certain classifications in our consolidated statements in order to conform to the current year presentation. In our consolidated balance sheets, restricted cash of $11.0 million as of August 1, 2020 has been reclassified from prepaid expenses and other current assets to restricted cash to conform to the current year presentation. Additionally, restricted cash of $12.5 million as of August 1, 2020 has been reclassified from other noncurrent assets to long-term restricted cash to conform to the current year presentation.
In our consolidated statements of cash flows, gain on retirement of debt of $1.5 million for the six months ended August 1, 2020 was reclassified from other to loss (gain) on retirement of debt.
Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," within the 2020 Annual Report on Form 10-K.
Restricted Cash
Restricted cash of $55.2 million, $23.5 million and $126.5 million as of July 31, 2021, August 1, 2020 and January 30, 2021, respectively, consists primarily of bank deposits that collateralize our obligations to vendors and landlords.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
The following table provides a reconciliation of cash, cash equivalents and restricted cash in the condensed consolidated balance sheets to total cash, cash equivalents and restricted cash in the condensed consolidated statements of cash flows (in millions):

	July 31, 2021	August 1, 2020	January 30, 2021
Cash and cash equivalents	$1,720.4	$735.1	$508.5
Restricted cash	36.7	11.0	110.0
Long-term restricted cash	18.5	12.5	16.5
Total cash, cash equivalents and restricted cash in the statements of cash flows	$1,775.6	$758.6	$635.0
Assets Held-for-Sale
Our corporate aircraft was classified as assets held-for-sale as of May 2, 2020 and had an estimated fair value, less costs to sell, of $9.1 million. We recognized impairment charges of $0.5 million and $3.2 million on the corporate aircraft during the three and six months ended August 1, 2020, respectively, which were partially attributable to economic impacts associated with the COVID-19 pandemic. On June 5, 2020, we sold the corporate aircraft and received net cash proceeds from the sale totaling $8.6 million, net of costs to sell. No gain or loss was recognized upon the sale in the second quarter of 2020.
Property and Equipment, Net
Accumulated depreciation related to our property and equipment totaled $1,113.7 million, $1,176.5 million and $1,117.7 million as of July 31, 2021, August 1, 2020 and January 30, 2021, respectively.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores’ projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows or readily available market information for similar assets. No impairment losses were recorded during the six months ended July 31, 2021. Impairment losses were recorded totaling $0.3 million and $1.0 million during the three and six months ended August 1, 2020, respectively.
At-the-Market Equity Offering
During the first quarter of 2021, we sold 3,500,000 shares of our common stock under our "at-the-market" equity offering program (the "Q1 ATM"). We generated $556.7 million in gross proceeds from sales under the Q1 ATM and paid fees to the sales agent of $5.0 million. Additionally, we incurred $0.2 million in other administrative fees in connection with the Q1 ATM, which are included in selling, general and administration expenses on the consolidated statements of operations.
During the second quarter of 2021, we sold 5,000,000 shares of our common stock under our "at-the-market" equity offering program (the "Q2 ATM"). We generated $1.126 billion in gross proceeds from sales under the Q2 ATM and paid fees to the sales agent of $5.1 million. Additionally, we incurred $0.2 million in other administrative fees in connection with the Q2 ATM, which are included in selling, general and administration expenses on the consolidated statements of operations.
We have used, and intend to continue to use, the $1.67 billion in aggregate net proceeds generated from sales under the Q1 ATM and Q2 ATM for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation and growth initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Discontinued Operations and Dispositions
The historic results of our Spring Mobile business, sold during the fourth quarter of 2018, are presented as discontinued operations, which primarily consist of residual wind-down costs for all periods presented. The net loss from discontinued operations for the three months ended August 1, 2020 consisted of $0.4 million and $0.1 million in selling, general and administrative expenses and in income tax benefit, respectively. The net loss from discontinued operations for the six months ended August 1, 2020 consisted of $1.2 million and $0.3 million in selling, general and administrative expenses in income tax benefit, respectively. There were no discontinued operations during 2021.
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
740. The provisions of ASU 2019-12 are effective for years beginning after December 15, 2021, with early adoption permitted. The adoption of this standard is not expected to result in a material impact on our consolidated financial statements.
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
2.    COVID-19 Impacts
Throughout 2020, we temporarily closed stores or limited store operations at various times across our four operating segments. During the first quarter of 2021, temporary store closures were limited to certain jurisdictions in Europe and Canada. During the second quarter of 2021, most of our stores in all jurisdictions returned to normal operations. However, with the resurgence of COVID-19 cases due to variants, we experienced some temporary closures in our Australian segment prior to the end of the second quarter of 2021. As certain of our stores experienced temporary closures during the six months ended July 31, 2021, some of our stores offered and continue to offer curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions.
While the gaming industry has not been as severely impacted by the COVID-19 pandemic as certain other consumer businesses, store closures during the stay-at-home orders in certain countries continue to adversely impact our results of operations during the six months ended July 31, 2021. In light of our strengthened balance sheet, we project that we will have adequate liquidity for the next 12 months and the foreseeable future to maintain normal operations.
During the second quarter of 2021, we continued to evaluate the impact of the COVID-19 pandemic on our assets, including accounts receivable, inventory, and long-lived assets. In addition, during the second quarter of 2021, we continued to assess the likelihood of realizing the benefits of our deferred tax assets. As a result of our assessment, we continue to maintain a full valuation allowance on all of our net deferred tax assets.
The COVID-19 pandemic remains an evolving situation and its future impact on all areas of our business remain unknown. The COVID-19 pandemic and the related responses of governments, customers, suppliers and other third parties may materially adversely impact our business, financial condition, results of operations and cash flows.
3.    Revenue
Net sales by significant product category for the periods indicated is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Hardware and accessories (1)	$609.6	$441.6	$1,313.1	$954.7
Software (2)	396.6	386.5	794.5	803.5
Collectibles	177.2	113.9	352.6	204.8
Total	$1,183.4	$942.0	$2,460.2	$1,963.0
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
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time customers redeem gift cards, trade-in credits, customer deposits or loyalty program points for products that we offer. Unredeemed customer

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
liabilities are generally redeemed within one year of issuance. As of July 31, 2021 and August 1, 2020, our unredeemed customer liabilities totaled $209.0 million and $213.0 million, respectively.
We offer extended warranties on certain new and pre-owned video game products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of July 31, 2021 and August 1, 2020, our deferred revenue liability related to extended warranties totaled $69.5 million and $50.6 million, respectively.
Performance obligations associated with subscriptions to Game Informer® magazine are satisfied when monthly magazines are delivered in print form or made available in digital format. The significant majority of customer subscriptions are for 12 monthly issues. As of July 31, 2021 and August 1, 2020, we had deferred revenue of $39.6 million and $29.1 million, respectively, associated with our Game Informer® magazine.
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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to Game Informer® magazine. The opening balance, current period changes and ending balance of our contract liabilities are as follows (in millions):

	July 31, 2021	August 1, 2020
Contract liability beginning balance	$348.2	$339.2
Increase to contract liabilities (1)	401.2	354.1
Decrease to contract liabilities (2)	(430.3)	(402.0)
Other adjustments (3)	(1.0)	1.4
Contract liability ending balance	$318.1	$292.7
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits as well as revenues recognized for Game Informer® and extended warranties. During the six months ended July 31, 2021, there were $34.9 million of gift cards redeemed that were outstanding as of January 30, 2021. During the six months ended August 1, 2020, there were $30.4 million of gift cards redeemed that were outstanding as of February 1, 2020.
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

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
Our assets and liabilities measured at fair value on a recurring basis as of July 31, 2021, August 1, 2020 and January 30, 2021, utilize Level 2 inputs and include the following (in millions):

	July 31, 2021	August 1, 2020	January 30, 2021
Assets
Foreign currency contracts(1)	$2.2	$2.9	$2.5
Company-owned life insurance(2)	2.8	3.0	2.7
Total assets	$5.0	$5.9	$5.2
Liabilities
Foreign currency contracts(3)	$2.4	$8.4	$2.4
Nonqualified deferred compensation(3)	0.6	1.0	0.6
Total liabilities	$3.0	$9.4	$3.0
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
We use forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related balances denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $199.0 million, $246.6 million and $206.9 million as of July 31, 2021, August 1, 2020 and January 30, 2021, respectively.
Activity related to the trading of derivative instruments and the offsetting impact of related balances denominated in foreign currencies recognized in selling, general and administrative expense is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
(Losses) gains on the changes in fair value of derivative instruments	$(0.9)	$(7.6)	$1.6	$(5.2)
Gains (losses) on the re-measurement of intercompany loans and third-party accounts payable denominated in foreign currencies	1.3	7.3	(0.5)	5.2
Net gains (losses)	$0.4	$(0.3)	$1.1	$—
We do not use derivative financial instruments for trading or speculative purposes. We are exposed to counterparty credit risk on all of our derivative financial instruments and cash equivalent investments. We manage counterparty risk according to the guidelines and controls established under our comprehensive risk management and investment policies. We continuously monitor our counterparty credit risk and utilize a number of different counterparties to minimize our exposure to potential defaults. We are not required to post collateral under derivative or investment agreements.
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
During the six months ended July 31, 2021, we recognized impairment charges totaling $0.6 million associated with store-level ROU assets, to reflect their fair values. During the three and six months ended August 1, 2020, we recognized impairment charges of $0.4 million and $1.6 million, respectively, associated with store-level ROU and property and equipment assets to reflect their fair values. During the three and six months ended August 1, 2020, we also recognized impairment charges of $0.5 million and $3.2 million, respectively, related to our corporate aircraft to reflect its fair value of $8.6 million prior to the sale of the aircraft on June 5, 2020.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Other Fair Value Disclosures
The carrying values of our cash equivalents, net receivables, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities.
As of July 31, 2021, our French term loans due in 2026 had a net carrying value of $47.5 million and a fair value of $45.9 million. The fair values of our French term loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
5.    Leases
We conduct the substantial majority of our business with leased real estate properties, including retail stores, fulfillment and distribution facilities and office space. We also lease certain equipment and vehicles. These are generally leased under noncancellable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require us to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of our lease agreements are classified as operating leases.

Rent expense under operating leases was as follows (in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Operating lease cost	$73.8	$78.9	$148.7	$160.3
Variable lease cost (1)	16.2	19.2	33.7	40.1
Total rent expense	$90.0	$98.1	$182.4	$200.4
(1)    Variable lease cost primarily includes percentage rentals and variable executory costs.

In July of 2020, we sold, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. The net proceeds from the sale of these assets has been used for general corporate purposes. As a result of these transactions, a gain on sale of assets of $11.3 million was recognized, which is included in our unaudited condensed consolidated statement of operations in gain on sale of assets for the three and six months ended August 1, 2020.

In connection with each of these sales, we leased-back from the applicable purchasers our corporate headquarters for an initial term of ten years, and the ancillary office space and refurbishment center for two years. The leaseback agreement for the corporate headquarters contains three renewal periods of five years each; we recognized only the initial term of the lease in determining the right-of-use asset and lease liability for the corporate headquarters. The other facilities do not contain a renewal option. The annual rent for the corporate headquarters commenced at $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses and increases by 2.25% per year. The annual rent for the other facilities is $1.3 million with no rent escalation, plus taxes, utilities, management fees and other operating and maintenance expenses. These leaseback agreements are accounted for as operating leases.

With respect to the leaseback of our corporate headquarters, we agreed to provide a letter of credit to the purchasor-lessor within 18 months from the closing date to secure our lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, as of August 1, 2020 we recognized a contract asset for the same amount within “prepaid expenses and other current assets” representing the variable consideration on the purchase price. Upon delivering the letter of credit, we will be entitled to a rent credit of an equivalent amount. This variable consideration is included in the total gain on sale of assets recognized during the second quarter of 2020.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
6.    Debt
The carrying value of our debt is comprised as follows (in millions):

	July 31, 2021	August 1, 2020	January 30, 2021
Revolving credit facility due 2022	$—	$35.0	$25.0
French term loans due 2026(1)	47.5	23.5	48.6
2021 Senior Notes principal amount	—	198.2	73.2
2023 Senior Notes principal amount	—	216.4	216.4
Less: Senior Notes unamortized debt financing costs	—	(0.9)	(0.5)
Total debt, net	$47.5	$472.2	$362.7
Less: short-term debt and current portion of long-term debt(2)	—	(256.3)	(146.7)
Long-term debt, net	$47.5	$215.9	$216.0
_______________________________________________________________
(1)    These term loans are French government subsidized low interest loans were originally due in July 2021 and October 2021 but were extended in the second quarter of 2021 for five years to 2026.
(2)    Prior periods include advances under the revolving credit facility due November 2022, the French term loans originally due July 2021 and October 2021 and the 2021 Senior Notes, net of the associated unamortized debt financing costs.
2021 Debt Payments
On March 15, 2021, we repaid at maturity $73.2 million outstanding principal amount of our 2021 Senior Notes.
On April 30, 2021, we completed the voluntary early redemption of $216.4 million outstanding principal amount of our 2023 Senior Notes. This voluntary early redemption covered the entire amount of then outstanding 2023 Senior Notes, which represented all of our long-term debt. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid approximately $219.1 million in aggregate consideration, including accrued and unpaid interest. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid a $17.8 million make-whole premium which is included in interest expense in our consolidated statements of operations. Additionally, we accelerated amortization of $0.4 million deferred financing costs associated with our 2023 Senior Notes.
French Term Loans
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million ($47.5 million as of July 31, 2021). In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years. In connection with the extension, the interest rate increased from 0.0% to 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
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
Revolving Credit Facility
We maintain an asset-based revolving credit facility (the “Revolver”) with a borrowing base capacity up to $420 million and a maturity date of November 2022. The Revolver also includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans range from 0.25% to 0.50% and, for the London Interbank Offered ("LIBO") rate loans, range from 1.25% to 1.50%. The Revolver is secured by substantially all of the assets of the Company and its domestic subsidiaries. As of July 31, 2021, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBO rate loans.
The agreement governing our Revolver places certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. Additionally, the agreement contains customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver is subject to a fixed charge coverage ratio covenant if availability under the Revolver is below a certain amount (the "Availability Reduction").

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
As of July 31, 2021, we had no borrowings outstanding under the Revolver. During the first quarter of 2021, we repaid $25.0 million in borrowings under the Revolver. As of July 31, 2021, total availability under the Revolver after giving effect to the Availability Reduction was $100.9 million, with no outstanding borrowings and outstanding standby letters of credit of $58.2 million. We are currently in compliance with all covenants in the Revolver.
Letter of Credit Facilities
Separately from the Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 31, 2021, we had $17.8 million of outstanding letters of credit and bank guarantees under facilities outside of the Revolver.
7.    Commitments and Contingencies
Commitments
During the six months ended July 31, 2021, there were no material changes to our commitments as disclosed in our 2020 Annual Report on Form 10-K except as discussed in Note 6, "Debt."
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
8.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. We have certain undistributed stock awards that participate in dividends on a non-forfeitable basis, however, their impact on earnings per share under the two-class method is negligible.
A reconciliation of shares used in calculating basic and diluted net loss per common share is as follows (in millions):

	Three Months Ended		Six Months Ended
	July 31, 2021	August 1, 2020	July 31, 2021	August 1, 2020
Weighted-average common shares outstanding	72.6	65.0	69.3	64.7
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	—	—
Weighted-average diluted common shares outstanding	72.6	65.0	69.3	64.7

Anti-dilutive stock options, restricted stock and restricted stock units	0.9	3.7	0.9	3.7
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met, and are included in the number of shares of Class A common stock outstanding disclosed on the cover page of this Quarterly Report on Form 10-Q as of September 1, 2021. Restricted stock units represent the right to receive an equivalent number of shares upon satisfaction of the vesting conditions therein. Weighted average common shares outstanding excludes time-based and performance-based unvested restricted stock and unvested restricted stock units as restricted shares and restricted stock units are treated as issued and outstanding for financial statement presentation purposes only after such awards have vested and, therefore, have ceased to be subject to a risk of forfeiture. As of July 31, 2021, August 1, 2020 and January 30, 2021 there were 0.9 million, 3.7 million and 4.6 million, respectively, of unvested restricted stock and restricted stock units. As of July 31, 2021, August 1, 2020 and January 30, 2021 there were 76.5 million, 68.9 million and 69.9 million, respectively, shares of Class A common stock, including unvested restricted shares, legally issued and outstanding.

GAMESTOP CORP.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in six countries for 2021 and ten countries for 2020. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended July 31, 2021 and August 1, 2020.
Segment information for the three and six months ended July 31, 2021 and August 1, 2020 is as follows (in millions):

	United States	Canada	Australia	Europe	Consolidated
three months ended July 31, 2021
Net sales	$795.1	$62.8	$131.1	$194.4	$1,183.4
Operating (loss) earnings	(50.2)	(0.8)	3.6	(10.6)	(58.0)
three months ended August 1, 2020
Net sales	$584.2	$41.9	$149.1	$166.8	$942.0
Operating (loss) earnings	(71.7)	(0.7)	11.6	(24.8)	(85.6)

six months ended July 31, 2021	United States	Canada	Australia	Europe	Consolidated
Net sales	$1,761.4	$124.7	$246.0	$328.1	$2,460.2
Operating (loss) earnings	(53.8)	(3.7)	3.2	(44.5)	(98.8)
six months ended August 1, 2020
Net sales	$1,344.8	$81.6	$262.8	$273.8	$1,963.0
Operating (loss) earnings	(122.8)	(10.1)	11.1	(71.8)	(193.6)

10.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, we have benefited from the deferral of certain payroll taxes, the allowed carryback of a 2020 net operating loss, the modification of limitation on business interest and the technical correction with respect to qualified improvement property. As a result of the net operating loss allowed to be carried back pursuant to the CARES Act, U.S. federal income tax receivable increased to $157.8 million as of July 31, 2021 compared to $0 million as of August 1, 2020. U.S. federal income tax receivable is included in prepaid expenses and other current assets in our consolidated balance sheet.

Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that may occur during the quarter and the first half of 2021.

We recognized an income tax expense of $3.1 million, or (5.3)%, for the three months ended July 31, 2021 compared to an income tax expense of $17.9 million, or (19.2)%, for the three months ended August 1, 2020. Our effective income tax rate of (5.3)% is primarily due to not recognizing tax benefits on current period losses as well as forecasted income taxes due in specific foreign and state jurisdictions within which we operate. Our effective tax rate of (19.2)% for the three months ended August 1, 2020 was primarily due to having recorded significant valuation allowance increases, partially offset by certain tax benefits related to the CARES Act, during that period.

We recognized an income tax expense of $4.4 million, or (3.5)%, for the six months ended July 31, 2021 compared to an income tax expense of $68.3 million, or (32.9)%, for the six months ended August 1, 2020. Our effective income tax rate of (3.5)% is primarily due to not recognizing tax benefits on current period losses as well as forecasted income taxes due in specific foreign and state jurisdictions within which we operate. Our effective tax rate of (32.9)% for the six months ended August 1, 2020 was primarily due to having recorded significant valuation allowance increases, partially offset by certain tax benefits related to the CARES Act, during that period.

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

OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games, entertainment products and technology through its e-commerce properties and stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 29, 2022 and the fiscal year ended January 30, 2021 each consist of 52 weeks. All three- and six-month periods presented herein contain 13 weeks and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods, The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
Impact from COVID-19
The COVID-19 pandemic continues to impact our business, operating results, cash flows and financial conditions. Factors impacted by the COVID-19 pandemic include, but are not limited to, the following, many of which are not within our control:
•the geographies impacted by the virus;
•changes in the economy, consumer confidence and consumer spending habits, including spending for the merchandise that we sell;
•disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products; and
•delays in the release of key video game titles.
See Note 2, "COVID-19 Impacts" for further details.
BUSINESS PRIORITIES
GameStop has two long-term goals: delighting customers and delivering value for stockholders. We are evolving from a video game retailer to a technology company that connects customers with games, entertainment and a wide assortment of products. We are focused on offering vast product selection, competitive pricing and fast shipping – supported by high-touch customer service and a frictionless ecommerce and in-store experience.

We are taking steps that include:
•Increasing the size of our addressable market by growing our product catalog across consumer electronics, collectibles, toys and other categories that represent natural extensions of our business;
•Expanding fulfillment operations to improve speed of delivery and service to our customers;

•Building a superior customer experience, including by establishing a U.S.-based customer care operation, and;
•Strengthening technology capabilities, including by investing in new systems, modernized ecommerce assets and an expanded, experienced talent base.
The Company will continue to invest in growth initiatives, while continuing to prioritize maintaining a strong balance sheet.

Connected to our transformation efforts, we have incurred and may continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.

CONSOLIDATED RESULTS OF OPERATIONS
The following table sets forth certain statement of operations items (in millions) and as a percentage of net sales, for the periods indicated:

	Three Months Ended				Six Months Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,183.4	100.0%	$942.0	100.0%	$2,460.2	100.0%	$1,963.0	100.0%
Cost of sales	862.5	72.9	689.8	73.2	1,809.2	73.5	1,428.4	72.8
Gross profit	320.9	27.1	252.2	26.8	651.0	26.5	534.6	27.2
Selling, general and administrative expenses	378.9	32.0	348.2	37.0	749.2	30.5	734.7	37.5
Asset impairments	—	—	0.9	0.1	0.6	—	4.8	0.2
Gain on disposal of assets	—	—	(11.3)	(1.2)	—	—	(11.3)	(0.6)
Operating loss	(58.0)	(4.9)	(85.6)	(9.1)	(98.8)	(4.0)	(193.6)	(9.9)
Interest expense, net	0.5	—	7.5	0.8	25.2	1.0	14.2	0.7
Loss from continuing operations before income taxes	(58.5)	(4.9)	(93.1)	(9.9)	(124.0)	(5.0)	(207.8)	(10.6)
Income tax expense	3.1	0.3	17.9	1.9	4.4	0.2	68.3	3.5
Net loss from continuing operations	(61.6)	(5.2)	(111.0)	(11.8)	(128.4)	(5.2)	(276.1)	(14.1)
Loss from discontinued operations, net of tax	—	—	(0.3)	—	—	—	(0.9)	—
Net loss	$(61.6)	(5.2)%	$(111.3)	(11.8)%	$(128.4)	(5.2)%	$(277.0)	(14.1)%
The Three and Six Months Ended July 31, 2021 Compared to the Three and Six Months Ended August 1, 2020
Net Sales
The following table sets forth net sales by significant product category for the period indicated (dollars in millions):

	Three Months Ended				Six Months Ended
	July 31, 2021		August 1, 2020		July 31, 2021		August 1, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$609.6	51.5%	$441.6	46.9%	$1,313.1	53.4%	$954.7	48.6%
Software	396.6	33.5	386.5	41.0	794.5	32.3	803.5	41.0
Collectibles	177.2	15.0	113.9	12.1	352.6	14.3	204.8	10.4
Total	$1,183.4	100.0%	$942.0	100.0%	$2,460.2	100.0%	$1,963.0	100.0%
Net sales by reportable segment in U.S. dollars were as follows (in millions):

	Three Months Ended
	July 31, 2021		August 1, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$795.1	67.2%	$584.2	62.0%
Canada	62.8	5.3	41.9	4.4
Australia	131.1	11.1	149.1	15.8
Europe	194.4	16.4	166.8	17.8
Total	$1,183.4	100.0%	$942.0	100.0%

	Six Months Ended
	July 31, 2021		August 1, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$1,761.4	71.6%	$1,344.8	68.5%
Canada	124.7	5.1	81.6	4.2
Australia	246.0	10.0	262.8	13.4
Europe	328.1	13.3	273.8	13.9
Total	$2,460.2	100.0%	$1,963.0	100.0%

For the second quarter of 2021, net sales increased $241.4 million or 25.6% compared to the same prior year period and increased $497.2 million or 25.3% for the first half of 2021. During the second quarter of 2021, net sales in our United States, Canada, and Europe segments increased by 36.1%, 49.9%, and 16.5%, respectively, while net sales in our Australia segment decreased by 12.1% when compared to the same period last year. During the first half of 2021, net sales in our United States, Canada, and Europe segments increased by 31.0%, 52.8%, 19.8%, respectively, while net sales in our Australia segment decreased by 6.4% when compared to the first half of last year.
The increase in net sales for the quarter and year-to-date period was primarily attributable to demand from the launch of the new video game consoles from Sony and Microsoft and continued sell-through of the Nintendo gaming product lines coupled with the increase in store traffic compared to the same period last year. The abrupt temporary store closures we experienced beginning in March of 2020 due to the COVID-19 pandemic, affected our prior period store operations in the United States, Canada and Europe while Australia remained open during the first half of 2020.
Gross Profit
Gross profit on a dollar basis increased $68.7 million, or 27.2% during the second quarter of 2021 when compared to the same period last year. Gross profit as a percentage of net sales slightly improved to 27.1%, or 30 basis points, compared to 26.8% in the prior year quarter. Gross profit for the second quarter of 2021 reflects the shift in product mix towards higher margin categories as stores reopened to foot traffic.
Through the first half of 2021, gross profit increased 21.8%, or $116.4 million on a dollar basis, compared to the same prior year period. Gross profit as a percentage of net sales declined to 26.5%, or 70 basis points, compared to 27.2% in the first half of the prior year. Gross profit for the first half reflects a shift in product mix into higher dollar lower margin categories such as new console hardware given the launch of the generation 9 consoles and increased freight and credit card fees associated with the shift to e-commerce sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $30.7 million or 8.8% for the second quarter of 2021, compared to the same prior year period. Through the first half of 2021, SG&A expenses increased $14.5 million or 2.0% compared to the same prior year period. SG&A expenses increased as a result of the impact the COVID-19 pandemic had on our store expenses in prior year as we experienced temporary store closures beginning in March of 2020. Contributing to the increase in SG&A expenses are costs associated with our transformation into a technology company, which consist of severance and divestiture expenses, consulting fees with third parties supporting the execution of our strategy, and administrative expenses incurred while completing significant debt and equity transactions. We expect to continue to incur costs associated with our transformation into a technology company.
SG&A expenses as a percentage of sales improved to 32% during the second quarter of 2021 compared to 37% during the second quarter of 2020. SG&A expenses as a percentage of sales also improved to 30.5% during the first half of 2021 compared to 37.5% during the first half of 2020. We continue to benefit from lower store payroll and occupancy costs as a percent of sales driven by our extensive cost reduction initiatives in 2020. These net reductions include 480 permanent store closures since August 1, 2020 as part of the de-densification of our store base.

Asset Impairments
During the second quarter of 2021, we did not recognize any asset impairments.
Through the first half of 2021, we recognized $0.6 million in asset impairment charges related to our right-of-use lease assets.
During the second quarter and first half of 2020, we recognized asset impairment charges totaling $0.9 million and $4.8 million, respectively. The charges consist of $0.5 million and $3.2 million, for the current quarter and year-to-date periods, respectively, in impairment charges related to our formerly-owned corporate aircraft, which we sold in the second fiscal quarter of 2020 and $0.4 million and $1.6 million, for the current quarter and year-to-date periods, respectively, in impairment charges associated with store-level assets.
Interest Expense, Net
During the second quarter of 2021, interest expense, net was $0.5 million, which decreased by $7.0 million compared to the same period in 2020 primarily due to the voluntary early redemption of the outstanding balance of our 2023 Senior Notes in the first quarter of 2021.
Through the first half of 2021, interest expense, net was $25.2 million, which increased by $11.0 million when compared to the first half of 2020. The increase in interest expense was primarily a result of the $17.8 million make-whole premium paid upon the voluntary early redemption of the outstanding balance of our 2023 Senior Notes.
Income Tax Expense
We recognized income tax expense of $3.1 million for the second quarter of 2021 compared to an income tax expense of $17.9 million for the same period in 2020. Our effective income tax rate increased to (5.3)% for the second quarter of 2021 compared to (19.2)% for the second quarter of 2020. Through the first half of 2021, we recognized income tax expense of $4.4 million compared to an income tax expense of $68.3 million for the same period in 2020. Our effective income tax rate increased to (3.5)% compared to (32.9)% for the first half of 2020. The change in the effective income tax rate compared to the prior year quarter was primarily driven by the full valuation allowance that we recognized in 2020 on our deferred tax assets.
See Note 10, "Income Taxes," for further information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand and our revolving credit facilities. As of July 31, 2021, we had total unrestricted cash on hand of $1.7 billion and an additional $100.9 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the Revolver.
During the first half of 2021, we sold 8,500,000 shares of our common stock in the aggregate under the Q1 ATM and the Q2 ATM. We generated $1.68 billion in aggregate gross proceeds from sales under the Q1 ATM and the Q2 ATM and paid fees to the sales agent of $10.1 million. Additionally, we incurred $0.4 million in other administrative fees in the aggregate in connection with the Q1 ATM and Q2 ATM during the first half of 2021 which are included in selling, general and administration expenses on the consolidated statements of operations. We have used, and intend to continue to use, the $1.67 billion in aggregate net proceeds generated from sales under the Q1 ATM and Q2 ATM for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation and growth initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. In the second quarter of 2021, at the request of Micromania SAS, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($47.5 million as of July 31, 2021) were extended for five years. See Note 6, "Debt," for further details on the debt transactions.
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
As a result of the impact of the COVID-19 pandemic around the world, many of our vendors have been impacted by volatility in the supply chain financing market. Our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors including our inventory purchase levels, available payment terms for inventories, availability of borrowing capacity under our credit facilities, favorable credit terms and costs of providing collateral. See Note 1, "General Information — Restricted Cash" for further details.

Cash Flows
During the first half of 2021, cash flows from operating activities were an outflow of $30.3 million, compared with an inflow of $143.5 million during the same period last year. The increase in cash used in operations of $173.8 million is primarily due to our efforts in the prior year to optimize our balance sheet that resulted in carrying more efficient levels of inventory and improving the cash conversion cycle.
Cash flows from investing activities were an outflow of $28.3 million during the first half of 2021 compared to an inflow of $36.0 million during the same period last year. The decrease in cash from investing activities is primarily attributable to proceeds received in the prior year period in connection with the sale and leaseback of our corporate headquarters, ancillary office space and a nearby refurbishment center in Grapevine, Texas and the sale of our corporate aircraft in addition to higher capital expenditures in the current year period as we continue to make technology investments.
Cash flows from financing activities were an inflow of $1,203.7 million during the first half of 2021 compared to an inflow of $52.0 million during the same period in the prior year.
During the first quarter of 2021, we received $551.7 million in aggregate net proceeds from the sale of shares of our common stock in the Q1 ATM, net of approximately $5.0 million in fees paid to the sales agent. During the first quarter of 2021, we repaid at maturity $73.2 million of our then outstanding 2021 Senior Notes, repaid $25.0 million of our then outstanding loan borrowings under the Revolver and completed the voluntary early redemption of our then outstanding 2023 Senior Notes for an aggregate of $234.2 million inclusive of a $17.8 million make-whole premium. In addition, we paid $49.9 million for withholding obligations upon the vesting of shares of restricted stock granted under the 2019 Incentive Plan during the first quarter of 2021.
During the second quarter of 2021, we received $1.121 billion in aggregate net proceeds from the sale of shares of our common stock in the Q2 ATM net of approximately $5.1 million in fees paid to the sales agent. We had an outflow of $86.7 million for tax withholding obligations upon the vesting of shares of restricted stock granted under our 2019 Incentive Plan during the second quarter of 2021.
The cash inflow during the first half of 2020 was primarily due to a net $35.0 million draw down on our Revolver and $23.6 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS.
Sources of Liquidity; Uses of Capital
We utilize cash generated from operations and have funds available to us under the Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of U.S. Government Prime money market funds and cash deposits with commercial banks.
We maintain the Revolver with a maximum borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver includes a $200 million expansion feature and $100 million letter of credit sublimit, and allows for an incremental $50 million first-in, last-out facility. As of the end of the second quarter of 2021, based on our borrowing base and amounts reserved for outstanding letters of credit, total availability under the Revolver after giving effect to the Availability Reduction was $100.9 million. As of July 31, 2021, no loan amounts were outstanding under the Revolver and $58.2 million of standby letters of credit were issued and undrawn under the Revolver.
Separately from the Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 31, 2021, we had $17.8 million of outstanding letters of credit and other bank guarantees under facilities outside of the Revolver.
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

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of July 31, 2021 other than those disclosed in Note 6, "Debt" of our unaudited consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our risk factors as set forth in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that the information required to be disclosed in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of July 31, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters under the caption "Legal Proceedings" in Note 7 of the Notes to Consolidated Financial Statements included in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report and other filings we make with the SEC, before you make an investment decision with respect to our company. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our Class A Common Stock and the value of your investment.

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

In response to mandates and/or recommendations from federal, state and local authorities, across all of the countries in which we operate, as well as decisions we have made to protect the health and safety of our associates and consumers with respect to the COVID-19 pandemic, we have temporarily closed or reduced operations and are continuing to do so in many of our stores. Since the beginning of the pandemic, we temporarily closed stores at various times across our U.S., Europe, Canada and Australia regions.
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
The COVID-19 pandemic could also adversely affect our liquidity and ability to access the capital markets. Uncertainty regarding the duration of the COVID-19 pandemic may adversely impact our ability to raise additional capital, or require additional capital, or require additional reductions in capital expenditures that are otherwise needed to implement our strategies. While our business is seasonal and we typically anticipate cash usage in the first half of our fiscal year, such usage could continue for a longer duration if the severity of the pandemic does not abate. Our current credit ratings, and any potential future downgrade in our credit ratings, could result in reduced access to the credit and capital markets, more restrictive covenants in documents governing future financial instruments and higher interest costs, and potentially increased lease costs. Furthermore, as a result of the impact of the COVID-19 pandemic on our financial performance, we expect in future periods that our ability to borrow under our revolving credit facility will continue to be reduced to the extent that an additional borrowing or letter of credit would trigger the financial covenant if we would not be in compliance with such covenant at such time.
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
The vesting of shares of restricted stock awarded to our executive officers and other employees may accelerate in connection with certain events (such as the cessation of the grantee’s employment due to death or disability, termination by us without cause or resignation by the grantee with good reason), whether under the terms of employment agreements, our severance plans or policies, or otherwise. Such accelerated vesting could occur in connection with the separation of individuals holding these unvested shares, the vesting of which could be accelerated in accordance with the terms of their employment agreements and the separation conditions.
Tax withholding obligations arise upon the vesting of shares of restricted stock and these obligations must be satisfied at the time they arise through cash payments to the applicable taxing authorities. The amount of the tax withholding obligations due upon the vesting of shares of restricted stock is dependent on the price of our shares of Class A Common Stock on the New York Stock Exchange on the applicable vesting date. The higher the price of the shares of our Class A Common Stock on the vesting date, the higher the tax withholding amount that will be due. Our Class A Common Stock price has recently experienced extreme price fluctuations.
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
The agreement governing our revolving credit facility restrict our current and future operations, particularly our ability to respond to changes or to take certain actions or take advantage of certain business opportunities.
The agreement governing our revolving credit facility contain a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
In addition, the restrictive covenants applicable to our revolving credit facility require us to maintain a fixed charge coverage ratio covenant of 1.0:1.0 in the event that excess availability under the revolving credit facility is at any time less than the greater of (1) $12.5 million and (2) 10% of the lesser of the total commitment and the borrowing base. The impact of the COVID-19 pandemic on our financial performance may impair our ability to comply with the fixed charge coverage ratio covenant in the future, which would also impact our access to the availability under the revolving credit facility.
A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default under the applicable indebtedness. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event our lenders or noteholders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
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
Our ability to generate sufficient cash flow from operations to make scheduled payments on our indebtedness, including without limitation any payments required to be made under our revolving credit facility and to fund our operations, will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to satisfy our debt obligations, including interest payments and the payment of principal at maturity, we may have to undertake alternative financing plans, such as refinancing or restructuring our debt, selling assets, reducing or delaying capital investments or seeking to raise additional capital. We cannot provide assurance that any refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or if that additional financing would be permitted under the terms of our various debt instruments, then in effect.
Our inability to generate sufficient cash flow to satisfy our debt obligations or to refinance our obligations on commercially reasonable terms or on a timely basis, would have an negative impact on our business, results of operations and financial condition.

Despite current indebtedness levels, we and our subsidiaries may still be able to incur additional debt. This could further increase the risks associated with our leverage.
Although our revolving credit facility agreement contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. Additionally, these restrictions will not prevent us from incurring obligations that do not constitute indebtedness. Such future indebtedness or obligations may have restrictions similar to, or more restrictive than, those included in our revolving credit facility agreement. The incurrence of additional indebtedness could impact our financial condition and results of operations.
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
There have been significant changes to our Board since June 2020 as previously reported in our periodic reports filed with the SEC. Turnover among our Board may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract and retain new skilled personnel for our Board, our business and growth prospects could disrupt our operations and have a material adverse effect on our operations and business.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 26, 2021, we received a request from the Staff of the SEC for the voluntary production of documents and information concerning an SEC investigation into the trading activity in our securities and the securities of other companies. The SEC has since called for additional documents, as a follow up to the initial request. We are in the process of producing the documents and have been and intend to continue cooperating fully with the SEC Staff regarding this matter. This inquiry is not expected to adversely impact us.
ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1*	Letter Agreement, dated June 9, 2021, between GameStop Corp. and Matthew Furlong.	Current Report on Form 8-K	June 9, 2021
10.2*	Letter Agreement, dated June 9, 2021, between GameStop Corp. and Mike Recupero.	Current Report on Form 8-K	June 9, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

GAMESTOP CORP.

	By:	/s/ Michael Recupero
Name: Michael Recupero
Title: Chief Financial Officer

Date: September 8, 2021