Form 10-Q
period 2021-10-30
GameStop Corp.
filed 2021-12-08
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 30, 2021
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 1, 2021: 76,350,781

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	October 30, 2021	October 31, 2020	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,413.0	$445.9	$508.5
Restricted cash	39.5	140.7	110.0
Receivables, net	83.4	77.6	105.3
Merchandise inventories	1,140.9	861.0	602.5
Prepaid expenses and other current assets	236.3	126.7	224.9
Total current assets	2,913.1	1,651.9	1,551.2
Property and equipment, net of accumulated depreciation of $1,122.0, $1,175.3 and $1,117.7, respectively	179.6	193.0	201.2
Operating lease right-of-use assets	615.8	666.7	662.1
Deferred income taxes	—	29.2	—
Long-term restricted cash	15.6	16.0	16.5
Other noncurrent assets	37.9	44.6	41.6
Total assets	$3,762.0	$2,601.4	$2,472.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$711.5	$440.2	$341.8
Accrued liabilities and other current liabilities	608.5	654.1	626.8
Current portion of operating lease liabilities	211.9	212.9	227.4
Short-term debt, including current portion of long-term debt, net	1.4	244.5	121.7
Borrowings under revolving line of credit	—	25.0	25.0
Total current liabilities	1,533.3	1,576.7	1,342.7
Long-term debt, net	44.8	216.0	216.0
Operating lease liabilities	409.7	456.7	456.7
Other long-term liabilities	19.3	19.8	20.5
Total liabilities	2,007.1	2,269.2	2,035.9
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 75.9, 65.2 and 65.3 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,567.9	5.1	11.0
Accumulated other comprehensive loss	(54.2)	(67.4)	(49.3)
Retained earnings	241.1	394.4	474.9
Total stockholders’ equity	1,754.9	332.2	436.7
Total liabilities and stockholders’ equity	$3,762.0	$2,601.4	$2,472.6

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net sales	$1,296.6	$1,004.7	$3,756.8	$2,967.7
Cost of sales	978.0	728.4	2,787.2	2,156.8
Gross profit	318.6	276.3	969.6	810.9
Selling, general and administrative expenses	421.5	360.4	1,170.7	1,095.1
Asset impairments	—	—	0.6	4.8
Gain on sale of assets	—	(21.1)	—	(32.4)
Operating loss	(102.9)	(63.0)	(201.7)	(256.6)
Interest income	—	(0.3)	(0.2)	(1.6)
Interest expense	0.8	10.0	26.2	25.5
Loss from continuing operations before income taxes	(103.7)	(72.7)	(227.7)	(280.5)
Income tax expense (benefit)	1.7	(53.9)	6.1	14.4
Net loss from continuing operations	(105.4)	(18.8)	(233.8)	(294.9)
Loss from discontinued operations, net of tax	—	—	—	(0.9)
Net loss	$(105.4)	$(18.8)	$(233.8)	$(295.8)

Basic loss per share:
Continuing operations	$(1.39)	$(0.29)	$(3.27)	$(4.54)
Discontinued operations	—	—	—	(0.01)
Basic loss per share	$(1.39)	$(0.29)	$(3.27)	$(4.56)

Diluted loss per share:
Continuing operations	$(1.39)	$(0.29)	$(3.27)	$(4.54)
Discontinued operations	—	—	—	(0.01)
Diluted loss per share	$(1.39)	$(0.29)	$(3.27)	$(4.56)

Weighted-average shares outstanding:
Basic	75.9	65.2	71.5	64.9
Diluted	75.9	65.2	71.5	64.9

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Net loss	$(105.4)	$(18.8)	$(233.8)	$(295.8)
Other comprehensive income (loss):
Foreign currency translation adjustment	2.1	(3.5)	(4.9)	11.4
Total comprehensive loss	$(103.3)	$(22.3)	$(238.7)	$(284.4)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 30, 2021	October 31, 2020
Cash flows from operating activities:
Net loss	$(233.8)	$(295.8)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	53.2	61.1
Loss (gain) on retirement of debt	18.2	(1.5)
Asset impairments	0.6	4.8
Stock-based compensation expense	20.7	6.1
Deferred income taxes	—	45.4
Loss (gain) on disposal of property and equipment, net	1.9	(30.6)
Other, net	(1.4)	4.1
Changes in operating assets and liabilities:
Receivables, net	21.0	65.8
Merchandise inventories	(545.2)	11.6
Prepaid expenses and other current assets	(5.1)	(2.9)
Prepaid income taxes and income taxes payable	(12.9)	11.7
Accounts payable and accrued liabilities	376.9	78.9
Operating lease right-of-use assets and lease liabilities	(18.1)	1.1
Changes in other long-term liabilities	—	(0.9)
Net cash flows used in operating activities	(324.0)	(41.1)
Cash flows from investing activities:
Capital expenditures	(40.7)	(32.6)
Proceeds from sale of property and equipment	—	95.5
Other	(0.4)	0.4
Net cash flows (used in) provided by investing activities	(41.1)	63.3
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,672.8	—
Proceeds from French term loans	—	47.1
Borrowings from the revolver	—	150.0
Repayments of revolver borrowings	(25.0)	(125.0)
Payments of senior notes	(307.4)	(5.3)
Settlement of stock-based awards	(136.6)	(1.0)
Other	(0.1)	(0.3)
Net cash flows provided by financing activities	1,203.7	65.5
Exchange rate effect on cash, cash equivalents and restricted cash	(5.5)	1.4
Increase in cash, cash equivalents and restricted cash	833.1	89.1
Cash, cash equivalents and restricted cash at beginning of period	635.0	513.5
Cash, cash equivalents and restricted cash at end of period	$1,468.1	$602.6

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	65.3	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	3.5	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	0.5	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	69.3	$0.1	$518.5	$(47.2)	$408.1	$879.5
Net loss	—	—	—	—	(61.6)	(61.6)
Issuance of common stock, net of cost	5.0	—	1,121.1	—	—	1,121.1
Foreign currency translation	—	—	—	(9.1)	—	(9.1)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Settlement of stock-based awards	1.6	—	(86.7)	—	—	(86.7)
Balance at July 31, 2021	75.9	$0.1	$1,561.7	$(56.3)	$346.5	$1,852.0
Net loss	—	—	—	—	(105.4)	(105.4)
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	6.2	—	—	6.2
Balance at October 30, 2021	75.9	$0.1	$1,567.9	$(54.2)	$241.1	$1,754.9

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	64.3	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(165.7)	(165.7)
Foreign currency translation	—	—	—	(12.1)	—	(12.1)
Stock-based compensation expense	—	—	1.8	—	—	1.8
Settlement of stock-based awards	0.3	—	(0.5)	—	—	(0.5)
Balance at May 2, 2020	64.6	$0.1	$1.3	$(90.9)	$524.5	$435.0
Net loss	—	—	—	—	(111.3)	(111.3)
Foreign currency translation	—	—	—	27.0	—	27.0
Stock-based compensation expense	—	—	2.1	—	—	2.1
Settlement of stock-based awards	0.6	—	(0.5)	—	—	(0.5)
Balance at August 1, 2020	65.2	$0.1	$2.9	$(63.9)	$413.2	$352.3
Net loss	—	—	—	—	(18.8)	(18.8)
Foreign currency translation	—	—	—	(3.5)	—	(3.5)
Stock-based compensation expense	—	—	2.2	—	—	2.2
Balance at October 31, 2020	65.2	$0.1	$5.1	$(67.4)	$394.4	$332.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games, entertainment products and technology through its e-commerce properties and stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these consolidated financial statements refers to continuing operations unless otherwise noted.
Basis of Presentation and Consolidation
The consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they exclude certain disclosures required under GAAP for complete consolidated financial statements.
The accompanying consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 30, 2021, as filed with the Securities and Exchange Commission ("SEC") on March 23, 2021 (the “2020 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the nine months ended October 30, 2021 are not indicative of our future results for the 52 weeks ending January 29, 2022. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 29, 2022 and January 30, 2021 consist of 52 weeks. All three and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
Use of Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the consolidated financial statements and accompanying footnotes. We regularly evaluate the estimates related to our assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses. In preparing these consolidated financial statements, we have made our best estimates and judgments of certain amounts recognized in the consolidated financial statements, giving due consideration to materiality. Changes in the estimates and assumptions that we have used could have a significant impact on our financial results. Actual results could differ from those estimates.
2.    Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Note 1, "Nature of Operations and Summary of Significant Accounting Policies," in the 2020 Annual Report on Form 10-K.
At-the-Market Equity Offering
During the nine months ended October 30, 2021, we sold an aggregate of 8,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Consolidated Balance Sheets and selling, general and administration expenses in our Consolidated Statements of Operations.
Discontinued Operations and Dispositions
The historic results of our Spring Mobile business, sold during the fourth quarter of 2018, are presented as discontinued operations, and consist of residual wind-down costs for all periods presented. The net loss from discontinued operations for the nine months ended October 31, 2020 consisted of $1.2 million and $0.3 million in selling, general and administrative expenses and income tax benefit, respectively, in our Consolidated Statements of Operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
Recent Accounting Pronouncements
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes and clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for years beginning after December 15, 2021, with early adoption permitted. We do not expect the adoption of this ASU to result in a material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for our revolving line of credit, which uses LIBOR as a reference rate. The provisions of ASU 2020-04 are effective as of March 12, 2020 and may be adopted prospectively through December 31, 2022. We do not expect the adoption of this ASU to result in a material impact on our consolidated financial statements.
3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Hardware and accessories (1)	$669.9	$413.4	$1,983.0	$1,368.1
Software (2)	434.5	444.4	1,229.0	1,247.9
Collectibles	192.2	146.9	544.8	351.7
Total	$1,296.6	$1,004.7	$3,756.8	$2,967.7
__________________________________________________
(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, warranties, mobile and consumer electronics.
(2)    Includes sales of new and pre-owned video game software, digital software, and PC entertainment software.
See Note 8, "Segment Information," for net sales by geographic location.
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer® magazine. We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, "unredeemed customer liabilities"), extended warranties and subscriptions to our Game Informer® magazine. These performance obligations are recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
Performance obligations associated with unredeemed customer liabilities are primarily satisfied at the time customers redeem gift cards, trade-in credits, customer deposits or loyalty program points for products that we offer. Unredeemed customer liabilities are generally redeemed within one year of issuance. As of October 30, 2021 and October 31, 2020, our unredeemed customer liabilities totaled $226.9 million and $326.2 million, respectively.
We offer extended warranties on certain new and pre-owned products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract. As of October 30, 2021 and October 31, 2020, our deferred revenue liability related to extended warranties totaled $66.7 million and $47.7 million, respectively.
Performance obligations associated with subscriptions to Game Informer® magazine are satisfied when periodic magazines are delivered in print form or made available in digital format. The significant majority of customer subscriptions are annual. As of October 30, 2021 and October 31, 2020, we had deferred revenue of $45.1 million and $30.7 million, respectively, associated with our Game Informer® magazine.
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
(Tabular amounts in millions, except per share amounts)
(unaudited)
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to Game Informer® magazine.
The following table presents a rollforward of our contract liabilities:

	October 30, 2021	October 31, 2020
Contract liability beginning balance	$348.2	$339.2
Increase to contract liabilities (1)	680.1	562.2
Decrease to contract liabilities (2)	(688.9)	(496.5)
Other adjustments (3)	(0.7)	(0.3)
Contract liability ending balance	$338.7	$404.6
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the nine months ended October 30, 2021, there were $41.6 million of gift cards redeemed that were outstanding as of January 30, 2021. During the nine months ended October 31, 2020, there were $36.6 million of gift cards redeemed that were outstanding as of February 1, 2020.
(3)    Primarily includes foreign currency translation adjustments.
4.    Fair Value Measurements and Financial Instruments
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting standards require disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Level 1 inputs are quoted prices in active markets for identical assets or liabilities. Level 2 inputs are observable inputs other than quoted prices included in Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs. Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our foreign currency contracts, Company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
We value our foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, and other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following table presents our assets and liabilities measured at fair value on a recurring basis, which utilize Level 2 inputs:

	October 30, 2021	October 31, 2020	January 30, 2021
Assets
Foreign currency contracts(1)	$4.1	$1.3	$2.5
Company-owned life insurance(2)	3.0	3.2	2.7
Total assets	$7.1	$4.5	$5.2
Liabilities
Foreign currency contracts(3)	$0.1	$3.2	$2.4
Nonqualified deferred compensation(3)	0.6	1.0	0.6
Total liabilities	$0.7	$4.2	$3.0
__________________________________________________

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
(1)     Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Consolidated Balance Sheets.
(3)    Recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related balances denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $178.7 million, $262.3 million and $206.9 million as of October 30, 2021, October 31, 2020 and January 30, 2021, respectively.
The following table presents activity related to the trading of derivative instruments and the offsetting impact of related balances denominated in foreign currencies recognized in selling, general and administrative expense in our Consolidated Statements of Operations:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Gains (Losses) on changes in fair value of derivative instruments	$5.6	$0.6	$7.2	$(4.6)
(Losses) gains on re-measurement of intercompany loans and third-party accounts payable denominated in foreign currencies	(4.3)	(0.5)	(4.9)	4.7
Net gains (losses)	$1.3	$0.1	$2.3	$0.1
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease right-of-use ("ROU") assets and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
During the nine months ended October 30, 2021 and October 31, 2020, we recognized impairment charges totaling $0.6 million and $1.6 million, respectively, associated with store-level ROU and property and equipment assets to reflect their fair values. During the nine months ended October 31, 2020, we also recognized impairment charges of $3.2 million related to our corporate aircraft to reflect its fair value of $8.6 million before the sale of the aircraft on June 5, 2020.
Other Fair Value Disclosures
The carrying values of our cash equivalents, net receivables, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities.
As of October 30, 2021, our government-subsidized low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $46.2 million and a fair value of $38.5 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
5.    Debt
The following table presents the carrying value of our debt:

	October 30, 2021	October 31, 2020	January 30, 2021
Revolving credit facility due 2022	$—	$25.0	$25.0
French Term Loans	46.2	46.6	48.6
6.75% Senior Notes due 2021	—	198.2	73.2
10.00% Senior Notes due 2023	—	216.4	216.4
Less: Senior Notes unamortized debt financing costs	—	(0.7)	(0.5)
Total debt, net	$46.2	$485.5	$362.7
Less: short-term debt and current portion of long-term debt(1)	1.4	269.5	146.7
Long-term debt, net	$44.8	$216.0	$216.0
______________________________________________________________
(1)    Represents the current portion of the French Term Loans and the 6.75% Senior Notes due 2021 ("2021 Senior Notes"), net of the associated unamortized debt financing costs. Prior periods include loan advances under our asset-based revolving credit facility due November 2022 ("Revolver").
2021 Debt Payments
On March 15, 2021, we repaid at maturity $73.2 million outstanding principal amount of our 2021 Senior Notes.
On April 30, 2021, we completed the voluntary early redemption of $216.4 million outstanding principal amount of our 10.00% Senior Notes due 2023 ("2023 Senior Notes"). This voluntary early redemption covered the entire amount of then outstanding 2023 Senior Notes, which represented all of our long-term debt. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid approximately $219.1 million in aggregate consideration, including accrued and unpaid interest. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid a $17.8 million make-whole premium which is recognized in interest expense in our Consolidated Statements of Operations. Additionally, we accelerated amortization of $0.4 million deferred financing costs associated with our 2023 Senior Notes.
French Term Loans
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million, or $46.2 million, as of October 30, 2021. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. In connection with the extension, the interest rate increased from 0.0% to 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
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
Revolving Credit Facility
Through November 3, 2021, we maintained the Revolver with a borrowing base capacity up to $420 million and a maturity date of November 2022. The Revolver also included a $200 million expansion feature, a $100 million letter of credit sublimit, and allowed for an incremental $50 million first-in, last-out facility. The applicable margins for prime rate loans ranged from 0.25% to 0.50% and, for the London Interbank Offered Rate ("LIBOR") loans, ranged from 1.25% to 1.50%. The Revolver was secured by substantially all of the assets of the Company and its domestic subsidiaries. As of October 30, 2021, the applicable margin was 0.25% for prime rate loans and 1.25% for LIBOR loans.
The agreement governing our Revolver placed certain restrictions on us and our subsidiaries, including, among others, limitations on asset sales, additional liens, investments, incurrence of additional debt and share repurchases. Additionally, the agreement contained customary events of default, including, among others, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. The Revolver was subject to a fixed charge coverage ratio covenant if availability under the Revolver was below a certain amount (the "Availability Reduction").
As of October 30, 2021, we had no borrowings outstanding under the Revolver. During the first quarter of 2021, we repaid $25.0 million in borrowings under the Revolver. As of October 30, 2021, total availability under the Revolver after giving effect to the

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
Availability Reduction was $202.4 million, with no outstanding borrowings and outstanding standby letters of credit of $57.9 million. As of October 30, 2021, we were in compliance with all covenants in the Revolver.
New Revolving Credit Facility

On November 3, 2021, we entered into an asset-based secured revolving credit facility (the "New Revolver"). The New Revolver provides for a borrowing capacity of $500 million with a maturity date of November 3, 2026. The New Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. Borrowings under the New Revolver accrue interest at an adjusted LIBOR rate plus an applicable margin (ranging from 1.25% to 1.50%) or an adjusted prime rate plus an applicable margin (ranging from 0.25% to 0.50%). The Revolver was terminated in connection with our entry into the New Revolver.

6.    Commitments and Contingencies
Letter of Credit Facilities
Separate from the Revolver, we maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 30, 2021, we had $17.1 million of outstanding letters of credit and bank guarantees under facilities outside of the Revolver.
During the nine months ended October 30, 2021, there were no material changes to our commitments as disclosed in our 2020 Annual Report on Form 10-K except as discussed in Note 5, "Debt."
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
7.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be anti-dilutive. A net loss from continuing operations causes all potentially dilutive securities to be anti-dilutive. We have certain undistributed stock awards that participate in dividends on a non-forfeitable basis, however, their impact on earnings per share under the two-class method is negligible.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	October 30, 2021	October 31, 2020	October 30, 2021	October 31, 2020
Weighted-average common shares outstanding	75.9	65.2	71.5	64.9
Dilutive effect of stock options, restricted stock and restricted stock units	—	—	—	—
Weighted-average diluted common shares outstanding	75.9	65.2	71.5	64.9

Anti-dilutive shares:
Restricted stock units	0.7	—	0.7	—
Restricted stock	0.4	4.6	0.4	4.6
Stock options	—	0.1	—	0.1
As of October 30, 2021, October 31, 2020 and January 30, 2021 there were 1.1 million, 4.6 million and 4.6 million, respectively, of unvested restricted stock and restricted stock units. As of October 30, 2021, October 31, 2020 and January 30, 2021 there were 77.0 million, 69.8 million and 69.9 million, respectively, shares of Class A common stock, including unvested restricted shares, legally issued and outstanding.
As of October 30, 2021, 5.2 million shares of our Class A common stock were directly registered with our transfer agent, ComputerShare.
8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our e-commerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate offices in the United States. Segment results for Canada include retail and e-commerce operations in Canada and segment results for Australia include retail and e-commerce operations in Australia and New Zealand. Segment results for Europe include retail and e-commerce operations in six countries for both the three and nine months ended October 30, 2021. Segment results for Europe included retail and e-commerce operations in six and ten countries for the three and nine months ended October 30, 2020, respectively. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and nine months ended October 30, 2021 and October 31, 2020.

	United States	Canada	Australia	Europe	Consolidated
three months ended October 30, 2021
Net sales	$875.5	$68.3	$127.1	$225.7	$1,296.6
Operating (loss) earnings	(98.5)	(1.5)	0.7	(3.6)	(102.9)
three months ended October 31, 2020
Net sales	$664.5	$55.9	$111.2	$173.1	$1,004.7
Operating (loss) earnings	(66.8)	7.1	10.1	(13.4)	(63.0)

nine months ended October 30, 2021	United States	Canada	Australia	Europe	Consolidated
Net sales	$2,636.9	$193.0	$373.1	$553.8	$3,756.8
Operating (loss) earnings	(152.3)	(5.2)	3.9	(48.1)	(201.7)
nine months ended October 31, 2020
Net sales	$2,009.3	$137.5	$373.9	$447.0	$2,967.7
Operating (loss) earnings	(189.6)	(3.0)	21.2	(85.2)	(256.6)
9.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. With respect to the CARES Act, we have benefited from the deferral of certain payroll taxes, the allowed carryback of a 2020 net

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
operating loss, the modification of limitation on business interest and the technical correction with respect to qualified improvement property. U.S. federal income tax receivable increased to $157.8 million as of October 30, 2021 compared to $47.8 million as of October 31, 2020 due to the net operating loss carryback allowed under the CARES Act. U.S. federal income tax receivable is recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that may occur during the third quarter and the nine months ended October 30, 2021.
We recognized an income tax expense of $1.7 million, or (1.6)%, for the three months ended October 30, 2021 compared to an income tax benefit of $53.9 million, or 74.1%, for the three months ended October 31, 2020. Our effective income tax rate of (1.6)% is primarily due to not recognizing tax benefits on current period losses and forecasted income taxes due in specific foreign and state jurisdictions in which we operate. Our effective tax rate of 74.1% for the three months ended October 31, 2020 was primarily due to tax benefits related to the CARES Act that were recorded during that period.
We recognized an income tax expense of $6.1 million, or (2.7)%, for the nine months ended October 30, 2021 compared to an income tax expense of $14.4 million, or (5.1)%, for the nine months ended October 31, 2020. Our effective income tax rate of (2.7)% is primarily due to unrecognized tax benefits on current period losses and forecasted income taxes due in specific foreign and state jurisdictions in which we operate. Our effective tax rate of (5.1)% for the nine months ended October 31, 2020 was primarily due to tax benefits related to the CARES Act as well as a significant increase in the valuation allowance that was recorded during that period.

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
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 29, 2022 and the fiscal year ended January 30, 2021 each consist of 52 weeks. All three and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
Impact from COVID-19
Throughout 2020, we temporarily closed stores or limited store operations at various times across our four operating segments. During the first quarter of 2021, temporary store closures were limited to certain jurisdictions in Europe and Canada. During the second quarter of 2021, most of our stores in all jurisdictions returned to normal operations. However, with the resurgence of COVID-19 cases due to variants, we experienced some temporary closures in our Australian segment that persisted through the third quarter of 2021. As certain of our stores experienced temporary closures during the nine months ended October 30, 2021, some of our stores offered and continue to offer curbside pick-up. We remain vigilant in our compliance with COVID-19 regulations across our operating regions.
While the gaming industry has not been as severely impacted by the COVID-19 pandemic as certain other consumer businesses, we have experienced adverse impacts on our results of operations during the nine months ended October 30, 2021. Factors impacted by the COVID-19 pandemic include, but are not limited to, the following, many of which are beyond our control:
•the geographies impacted by the virus;
•changes in the economy, consumer confidence and consumer spending habits, including spending for the merchandise that we sell;
•disruption to our supply chain including the manufacturing, supply, distribution, transportation and delivery of our products; and
•delays in the release of key video game titles.
The COVID-19 pandemic remains an evolving situation and its future impact on all areas of our business remain unknown. The COVID-19 pandemic and the related responses of governments, customers, suppliers and other third parties may materially adversely impact our business, financial condition, results of operations and cash flows. See Item 1A of Part II, "Risk Factors" for additional information.

BUSINESS PRIORITIES
GameStop has two long-term goals: delighting customers and delivering value for stockholders. We are evolving from a video game retailer to a technology company that connects customers with games, entertainment and a wide assortment of products. We are focused on offering vast product selection, competitive pricing and fast shipping – supported by high-touch customer service and a frictionless e-commerce and in-store experience. Accordingly, we prioritize long-term revenue growth and market leadership over short-term margins.
We are taking steps that include:
•Increasing the size of our addressable market by growing our product catalog across consumer electronics, PC gaming, collectibles, toys and other categories that represent natural extensions of our business;
•Expanding fulfillment operations to improve speed of delivery and service to our customers;
•Building a superior customer experience, including by establishing a U.S.-based customer care operation, and;
•Strengthening technology capabilities, including by investing in new systems, modernized e-commerce assets and an expanded, experienced talent base.
The Company will continue to invest in growth initiatives, while continuing to prioritize maintaining a strong balance sheet.
Connected to our transformation efforts, we have incurred and may continue to incur increased labor costs, severance expenses, marketing costs, customer care costs, and consulting fees with third parties. See "Consolidated Results from Operations—Selling, General and Administrative Expenses" for further information.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended				Nine Months Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales	Amount	Percent of Net Sales
Net sales	$1,296.6	100.0%	$1,004.7	100.0%	$3,756.8	100.0%	$2,967.7	100.0%
Cost of sales	978.0	75.4	728.4	72.5	2,787.2	74.2	2,156.8	72.7
Gross profit	318.6	24.6	276.3	27.5	969.6	25.8	810.9	27.3
Selling, general and administrative expenses	421.5	32.5	360.4	35.9	1,170.7	31.2	1,095.1	36.9
Asset impairments	—	—	—	—	0.6	—	4.8	0.2
Gain on disposal of assets	—	—	(21.1)	(2.1)	—	—	(32.4)	(1.1)
Operating loss	(102.9)	(7.9)	(63.0)	(6.3)	(201.7)	(5.4)	(256.6)	(8.7)
Interest expense, net	0.8	0.1	9.7	0.9	26.0	0.7	23.9	0.8
Loss from continuing operations before income taxes	(103.7)	(8.0)	(72.7)	(7.2)	(227.7)	(6.1)	(280.5)	(9.5)
Income tax expense (benefit)	1.7	0.1	(53.9)	(5.4)	6.1	0.2	14.4	0.5
Net loss from continuing operations	(105.4)	(8.1)	(18.8)	(1.8)	(233.8)	(6.3)	(294.9)	(10.0)
Loss from discontinued operations, net of tax	—	—	—	—	—	—	(0.9)	—
Net loss	$(105.4)	(8.1)%	$(18.8)	(1.8)%	$(233.8)	(6.3)%	$(295.8)	(10.0)%
The Three and Nine Months Ended October 30, 2021 Compared to the Three and Nine Months Ended October 31, 2020
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended				Nine Months Ended
	October 30, 2021		October 31, 2020		October 30, 2021		October 31, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$669.9	51.7%	$413.4	41.2%	$1,983.0	52.8%	$1,368.1	46.1%
Software	434.5	33.5	444.4	44.2	1,229.0	32.7	1,247.9	42.0
Collectibles	192.2	14.8	146.9	14.6	544.8	14.5	351.7	11.9
Total	$1,296.6	100.0%	$1,004.7	100.0%	$3,756.8	100.0%	$2,967.7	100.0%
The following tables present net sales by reportable segment:

	Three Months Ended
	October 30, 2021		October 31, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$875.5	67.5%	$664.5	66.1%
Canada	68.3	5.3	55.9	5.6
Australia	127.1	9.8	111.2	11.1
Europe	225.7	17.4	173.1	17.2
Total	$1,296.6	100.0%	$1,004.7	100.0%

	Nine Months Ended
	October 30, 2021		October 31, 2020
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$2,636.9	70.2%	$2,009.3	67.7%
Canada	193.0	5.1	137.5	4.6
Australia	373.1	10.0	373.9	12.6
Europe	553.8	14.7	447.0	15.1
Total	$3,756.8	100.0%	$2,967.7	100.0%
For the third quarter of 2021, net sales increased $291.9 million or 29.1% compared to the same prior year period and increased $789.1 million or 26.6% for the nine months ended October 31, 2020. During the third quarter of 2021, net sales in our United States, Canada, Europe, and Australia segments increased by 31.8%, 22.2%, 30.4%, 14.3%, respectively, when compared to the same period last year. During the nine months ended October 30, 2021, net sales in our United States, Canada, and Europe segments increased by 31.2%, 40.4%, 23.9%, respectively, while net sales in our Australia segment were comparable to the nine months ended October 31, 2020.
Our increase in net sales for the third quarter and nine months ended October 30, 2021 was primarily attributable to ongoing demand of the new video game consoles from Sony and Microsoft and continued sell-through of the Nintendo gaming product lines, and an increase in store traffic compared to the same period last year. The abrupt temporary store closures we experienced beginning in March of 2020 due to the COVID-19 pandemic, affected our prior period store operations in the United States, Canada and Europe while Australia remained open during the nine months ended October 31, 2020.
Gross Profit
Gross profit increased $42.3 million, or 15.3% during the third quarter of 2021 compared to the same period last year. Gross profit as a percentage of net sales declined to 24.6%, or 290 basis points, compared to 27.5% in the prior year quarter. Gross profit increased 19.6%, or $158.7 million during the nine months ended October 30, 2021, compared to the same prior year period. Gross profit as a percentage of net sales declined to 25.8%, or 150 basis points, compared to 27.3% in the prior year.
Our gross profit for the third quarter and nine months ended October 30, 2021 reflects a shift in product mix towards higher dollar lower margin categories such as new console hardware as stores reopened to foot traffic, and increased freight and credit card fees associated with the shift to e-commerce sales.
Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $61.1 million or 17.0% for the third quarter of 2021, compared to the same prior year period. Through the nine months ended October 30, 2021, SG&A expenses increased $75.6 million or 6.9% compared to the same prior year period. SG&A expenses increased as a result of the impact the COVID-19 pandemic had on our store expenses in prior year as we experienced temporary store closures beginning in March of 2020. Contributing to the increase in SG&A expenses are costs associated with our transformation into a technology company, which include increased labor costs as the Company in-sources talent and expands its capabilities to support growth, severance expenses, increased marketing costs, and customer care costs. We expect to continue to incur costs associated with our transformation initiatives.
SG&A expenses as a percentage of sales improved to 32.5% during the third quarter of 2021 compared to 35.9% during the third quarter of 2020. SG&A expenses as a percentage of sales also improved to 31.2% during the nine months ended October 30, 2021 compared to 36.9% during the nine months ended October 31, 2020. We continue to benefit from lower store occupancy costs as a percent of sales driven by our cost reduction initiatives in 2020 and 2021. These net reductions include 449 permanent store closures since October 31, 2020 as part of the de-densification of our store base.

Asset Impairments
Through the nine months ended October 30, 2021, we recognized $0.6 million in asset impairment charges related to our right-of-use lease assets.
During the nine months ended October 31, 2020, we recognized asset impairment charges totaling $4.8 million. The charges consist of $3.2 million in impairment charges related to our formerly-owned corporate aircraft, which we sold in the second fiscal quarter of 2020 and $1.6 million in impairment charges associated with store-level assets.
Interest Expense, Net
During the third quarter of 2021, interest expense, net was $0.8 million, which decreased by $8.9 million compared to the same period in 2020 primarily due to the voluntary early redemption of the outstanding balance of our 2023 Senior Notes in the first quarter of 2021.
Through the nine months ended October 30, 2021, interest expense, net was $26.0 million, which increased by $2.1 million when compared to the nine months ended October 31, 2020. The increase in interest expense was primarily a result of the $17.8 million make-whole premium paid upon the voluntary early redemption of the outstanding balance of our 2023 Senior Notes.
Income Tax Expense
We recognized income tax expense of $1.7 million for the third quarter of 2021 compared to an income tax benefit of $53.9 million for the same period in 2020. Our effective income tax rate decreased to (1.6)% for the third quarter of 2021 compared to 74.1% for the third quarter of 2020. The change in the effective income tax rate compared to the prior year quarter was primarily driven by tax benefits related to the CARES Act that were recorded in the prior year quarter. Through the nine months ended October 30, 2021, we recognized income tax expense of $6.1 million compared to an income tax expense of $14.4 million for the same period in 2020. Our effective income tax rate increased to (2.7)% compared to (5.1)% for the nine months ended October 31, 2020.
See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of October 30, 2021, we had total unrestricted cash on hand of $1.4 billion and an additional $202.4 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under our asset-based revolving credit facility due November 2022 ("Revolver").
During the nine months ended October 30, 2021, we sold an aggregate of 8,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions, and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Consolidated Balance Sheets and selling, general and administration expenses in our Consolidated Statements of Operations. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, and capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 6.75% Senior Notes due 2021 ("2021 Senior Notes") and the remaining $216.4 million aggregate principal amount of our then outstanding 10.00% Senior Notes due 2023 ("2023 Senior Notes"). In the second quarter of 2021, at the request of Micromania SAS, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($46.2 million as of October 30, 2021) were extended for five years. See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 5, "Debt," for further details on the debt transactions.
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
Sources of Liquidity; Uses of Capital
We utilize cash generated from operations and have funds available to us under the Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of U.S.and Government Prime money market funds and cash deposits with commercial banks.
Through November 3, 2021, we maintained the Revolver with a maximum borrowing base capacity of $420 million and a maturity date of November 2022. The Revolver included a $200 million expansion feature, a $100 million letter of credit sublimit, and allowed for an incremental $50 million first-in, last-out facility. As of the end of the third quarter of 2021, based on our borrowing base and amounts reserved for outstanding letters of credit, total availability under the Revolver after giving effect to the Availability Reduction was $202.4 million. As of October 30, 2021, no loan amounts were outstanding under the Revolver and $57.9 million of standby letters of credit were issued and undrawn under the Revolver.
On November 3, 2021, we entered into an asset-based secured revolving credit facility (the "New Revolver"), which replaces the Revolver. The New Revolver provides for a borrowing capacity of $500 million with a maturity date of November 3, 2026.
Separate from the Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 30, 2021, we had $17.1 million of outstanding letters of credit and other bank guarantees under facilities outside of the Revolver.
See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 5, "Debt," for additional information.
Cash Flows
During the nine months ended October 30, 2021, cash flows from operating activities were an outflow of $324.0 million, compared with an outflow of $41.1 million during the same period last year. The increase in cash used in operations was primarily attributable to an increase in merchandise inventory levels when compared to prior year to, among other things, mitigate the full impact of global supply chain issues. The increase in merchandise inventory levels was accompanied by an increase in associated payables.
Cash flows from investing activities were an outflow of $41.1 million during the nine months ended October 30, 2021 compared to an inflow of $63.3 million during the same period last year. We used cash from investing activities for continued technological investments as well as investments in two fulfillment centers in the current year. We received proceeds in the prior year in connection with the sale and leaseback of our corporate headquarters, ancillary office space and a nearby refurbishment center in Grapevine, Texas and the sale of our corporate aircraft.
Cash flows from financing activities were an inflow of $1,203.7 million during the nine months ended October 30, 2021 compared to an inflow of $65.5 million during the same period in the prior year.
During the nine months ended October 30, 2021, we received $1.673 billion in aggregate net proceeds from the sale of shares of our common stock in the ATM transactions, net of approximately $10.1 million in fees paid to the sales agent. We repaid at maturity $73.2 million of our outstanding 2021 Senior Notes, repaid $25.0 million of our outstanding loan borrowings under the Revolver and completed the voluntary early redemption of our outstanding 2023 Senior Notes for an aggregate of $234.2 million inclusive of a $17.8 million make-whole premium. In addition, we paid $136.6 million for withholding obligations upon the vesting of shares of restricted stock granted during the nine months ended October 30, 2021.
The cash inflow during the nine months ended October 31, 2020 was primarily due to a net $25.0 million draw down on our Revolver and $47.1 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2020 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2020 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 2, "Summary of Significant Accounting Policies" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of October 30, 2021 other than those disclosed in Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 5, "Debt" and Note 6, "Commitments and Contingencies" of our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes in our risk factors as set forth in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported on a timely basis and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of October 30, 2021 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
An investment in our company involves a high degree of risk. You should carefully consider the risks below, together with the other information contained in this report and other filings we make with the Securities and Exchange Commission ("SEC"), before you make an investment decision with respect to our company. The risks described below are not the only ones facing us. Additional risks not presently known to us, or that we consider immaterial, may also impair our business operations. Any of the following risks could materially adversely affect our business, operating results or financial condition, and could cause a decline in the trading price of our Class A Common Stock and the value of your investment.
Risks Related to Our Ability to Grow Our Business
Macroeconomic pressures in the markets in which we operate, including, but not limited to, the effects of the COVID-19 pandemic, may adversely affect consumer spending and our financial results.
To varying degrees, our products are sensitive to changes in macroeconomic conditions that impact consumer spending. As a result, consumers may be affected in many different ways, including for example:
•their determination of whether or not to make a purchase;
•their choice of brand, model or price-point; and
•how frequently they upgrade or replace their products.
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
We have been, and may continue to be, subject to store closure requirements and other operation restrictions in the future with respect to some or all of our physical locations for prolonged periods of time due to, among other factors, evolving and stringent public health directives, quarantine policies, social distancing measures, or other governmental restrictions, which could have a further material impact on our sales and profits. In addition, Covid-19 testing and vaccination requirements may impact our ability to hire and retain employees, which could in turn impact our ability to operate our physical locations.
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
The COVID-19 pandemic has impacted and could continue to impact our supply chain for products we sell, particularly as a result of mandatory shutdowns in locations where our products are manufactured or held for distribution. We have also seen and could continue to see significant disruptions of the operations of our logistics service providers, delays in shipments and negative impacts to pricing and availability of certain of our products. Certain “big box” retailers with which we compete in the gaming market remained open during the shelter-in-place phase of the pandemic, and we believe this allowed such competitors to gain market share.
In addition, we have incurred, and may continue to incur costs in our response to the COVID-19 pandemic that have been and could be significant in total, including, but not limited to, costs incurred to implement operational changes adopted in response to the COVID-19 pandemic and certain payments to, or other costs related to, associates who were not working as a result of the pandemic. If we do not respond appropriately to the pandemic, or if customers do not perceive our response to be adequate for a particular region or our company as a whole, we could suffer damage to our reputation and our brand, which could adversely affect our business in the future.
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
Sales of our products involve discretionary spending by consumers. Consumers are typically more likely to make discretionary purchases, including purchasing video game products, when there are favorable economic conditions. Consumer spending may be affected by many economic and other factors outside our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, inflation, and the effect of weather, natural disasters, public health crises, including the COVID-19 pandemic and the related reduced consumer demand, decreased sales and widespread temporary closures. Adverse economic changes in any of the regions in which we sell our products could reduce consumer confidence. The extent to which the COVID-19 pandemic impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others. Socio-political factors, such as civil unrest or other economic or political uncertainties that contribute to consumer unease or harm to our store base, may also result in decreased discretionary spending. These and other social, political and economic factors could adversely affect demand for our products or cause certain of our stores to close, which would negatively impact our business, results of operations and financial condition.
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
The COVID-19 pandemic could continue to cause material disruptions or delays in our supply chains that develop, manufacture and distribute new consoles and other products we sell. Such disruptions could result in lower levels of sales of next generation consoles as well as the accompanying video games and other products we sell, which could have a material adverse impact on our financial results.
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
Technological advances in the delivery and types of video games and PC entertainment hardware and software, as well as changes in consumer behavior related to these new technologies, have lowered and may continue to lower, our sales.
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. In addition, Microsoft and Sony sell disc-less consoles that are currently available to consumers. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. As a result of quarantine policies and social distancing measures enacted in response to the COVID-19 pandemic, consumers have increased video game content downloads. If consumers’ preference for downloading video game content continues to increase or these consoles and other advances in technology continue to expand our customers’ ability to access and download the current format of video games and incremental content for their games through these and other sources, our customers may no longer choose to purchase video games in our stores or continue to reduce their purchases in favor of other forms of game delivery. As a result, our business and results of operations may be negatively impacted.
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
Our financial results depend significantly upon the business terms we can obtain from our suppliers and service providers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors are Nintendo, Sony, Microsoft, U&I Entertainment and Ubisoft Entertainment, which collectively accounted for a majority of our new product purchases in fiscal 2020. If our suppliers and service providers do not provide us with favorable business terms or allocate reduced volumes of their products to us, we may not be able to offer products to our customers in sufficient volumes or at competitive prices. Vendors may request credit support which could require us to either use cash on hand or collateralize letters of credit with restricted cash or other credit support mechanisms, which would reduce our liquidity available for other purposes.
We depend on third-party delivery services to deliver products to our retail locations, processing centers and customers on a timely and consistent basis, and deterioration in our relationship with these third-party providers or increases in the fees that they charge could reduce our margins, harm our reputation and adversely affect our business and financial condition.
We rely on third parties for the transportation of products and we cannot be sure that these relationships will continue on terms favorable to us, or at all. Delivery and shipping costs have increased from time to time and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased delivery and shipping costs could harm our business, prospects, financial condition and results of operations by increasing our costs of doing business and reducing our margins, which would negatively affect our operating results. As we continue to reduce the number of our retail locations and increase our e-commerce capabilities, we expect our reliance on third party delivery services to increase.

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
We have international retail operations in Australia, Canada and Europe. Because release schedules for hardware and software in these markets can sometimes differ from release schedules in the United States, the timing of increases and decreases in foreign sales may differ from the timing of increases and decreases in domestic sales. We are also subject to a number of other factors that may affect our current or future international operations. These include:
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
Our international operations are also subject to compliance with the U.S. Foreign Corrupt Practices Act and other anti-bribery laws applicable to our operations. While we have policies and procedures to ensure compliance with these laws, our associates, contractors, representatives and agents may take actions that violate our policies. Any violations of these laws by any of these persons could have a negative impact on our business.
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
Risks Related to Our Retail Operations
An important element of our business strategy is to improve the efficiency of our global store base. Failure to successfully transfer customers and sales from closed stores to nearby stores or our e-commerce channels could adversely impact our financial results.
As a part of our ongoing business operations, we continually review our store portfolio to ensure the optimal location and number of stores. As a result of this assessment, we close stores that are not meeting performance standards or stores at the end of their lease terms with the intent of transferring sales to other nearby locations or online. We believe that we can ultimately increase profitability by successfully transferring customers and sales to other stores or online by marketing directly to loyalty members who have shopped in the stores as well as other customers who have recently visited the location that we plan to close. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores or online, our results of operations could be negatively impacted.

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
We may face enhanced risks as new business initiatives lead us to engage in new activities.
We are pursuing, and expect to continue to pursue, business and strategic initiatives, some of which may expose us to new or enhanced risks. For example, we are exploring opportunities in blockchain, NFT, and Web 3.0 technology. Legal, regulatory and reputational risks may exist in connection with activities and transactions involving new technology where there is regulatory uncertainty or where there are different or conflicting regulations.
Engaging in new initiatives exposes us to a variety of risks, including that we may be unable to successfully develop new, competitive, efficient and effective products, systems and processes, and hire and retain the necessary personnel to support these activities. If and to the extent we are unable to successfully execute these initiatives, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing these initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as the generation of additional revenues.
Pressure from our competitors may force us to reduce our prices or increase spending, which may result in losses incurred in the future.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; internet-based retailers such as Amazon.com; other U.S. and international video game and PC software specialty stores located in malls and other locations, such as Carrefour and Media Markt; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. We expect competition in e-commerce generally to continue to increase. Some of our competitors have longer operating histories and may have greater financial resources than we do or other advantages. In addition, certain of these competitors may have more experience and infrastructure to support increased delivery orders, and may have improved their ability to deliver products as a result of, including in the case of mall merchants and regional chains, having been permitted to remain open during the COVID-19 pandemic. Additionally, competitors who were able to remain open during the COVID-19 pandemic may create increased competition for allocations from our suppliers. Furthermore, video game products and content are increasingly being digitally distributed and new competitors built to take advantage of these new capabilities are entering the marketplace, and other methods may emerge in the future. The potential increase in consumers’ downloading of video game content in favor of purchasing games in stores as a result of COVID-19 related quarantine policies and social distancing measures could further accelerate consumer purchases of online video game content from other retailers. We also compete with other sellers of pre-owned video game products and other PC software distribution companies, including Steam. Certain of our mass-merchant competitors are expanding in the market for new and pre-owned video games through aggressive pricing which may negatively affect our margins, sales and earnings for these products. Additionally, we compete with other forms of entertainment activities, including browser, social and mobile games, movies, television, theater, sporting events and family entertainment centers. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, such actions may result in an increase in losses.
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
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. The market for, and appeal of, particular types of music, movies, television shows, artists, actors, styles, trends and brands are constantly changing. The interruption in the production of new music, movies and television shows, and the reduced access to our storefronts by consumers caused by the COVID-19 pandemic, has had, and may continue to have, a negative impact on sales of collectibles. In addition, our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns. There can be no assurance that the collectibles and related products that we sell will appeal to our customers.
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
Our financial results depend on our ability to purchase and sell pre-owned video game products in our stores. Actions by manufacturers or publishers of video game products or governmental authorities to prohibit or limit our ability to purchase or sell pre-owned video game products, or to limit the ability of consumers to play pre-owned video games, could have a negative impact on our results of operations.
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
We also continue to monitor developments related to tax legislation and government policy, including U.S. corporate tax reform. The impact of these potential changes to our business and consolidated financial results cannot be determined until the relevant legislation and policies are finalized.
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
Existing and future regulations and laws may impede the growth and availability of the Internet and online services and may limit our ability to operate our business. These laws and regulations, which continue to evolve, cover taxation, tariffs, privacy and data protection, data security, pricing, content, copyrights, distribution, mobile and other communications, advertising practices, electronic contracts, sales procedures, automatic subscription renewals, credit card processing procedures, consumer protections, the provision of online payment services, unencumbered Internet access to our services, the design and operation of websites, and the characteristics and quality of product offerings that are offered online. We cannot guarantee that we have been or will be fully compliant in every jurisdiction, as it is not entirely clear how existing laws and regulations governing issues such as property ownership, sales and other taxes, consumer protection, libel and personal privacy apply or will be enforced with respect to the Internet and e-commerce, as many of these laws were adopted before the advent of the Internet and e-commerce and do not contemplate or address the unique issues they raise. Moreover, as e-commerce continues to evolve, increasing regulation and enforcement efforts by federal and state agencies and the prospects for private litigation claims related to our data collection, privacy policies or other e-commerce practices become more likely. In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that adversely affect our ability to market, sell, and deliver our products could decrease our ability to offer, or customer demand for, our offerings, resulting in lower net revenue, and existing or future laws or regulations could impair our ability to expand our product offerings, which could also result in lower net revenue and make us more vulnerable to increased competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.
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
Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our Class A Common Stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our Class A Common Stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of nonpublic material information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of Class A Common Stock.
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
The agreement governing our revolving credit facility restricts our current and future operations, particularly our ability to respond to changes or to take certain actions or take advantage of certain business opportunities.
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including restrictions on our ability to:
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
In addition, the restrictive covenants applicable to our revolving credit facility require us to maintain a fixed charge coverage ratio if excess availability under the revolving credit facility falls below certain thresholds. The impact of the COVID-19 pandemic on our financial performance has impaired our ability to comply with the fixed charge coverage ratio covenant, which impacts our access to the availability under the revolving credit facility.
A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness. As a result of these restrictions, we may be:
•limited in how we conduct our business;
•unable to raise additional debt or equity financing necessary to operate during general economic or business downturns; or
•unable to compete effectively or to take advantage of new business opportunities.
These restrictions may affect our ability to grow in accordance with our strategy.
To fund our operations, we require cash. We may not be able to generate sufficient cash flow to meet such obligations.
Our ability to generate sufficient cash flow from operations to fund our business will depend on our ability to generate cash in the future. This, to a certain extent, is subject to general economic, financial, competitive, legislative, regulatory and other factors that are beyond our control. If we do not generate sufficient cash flow from operations to fund our business, we may have to sell assets, reduce or delay capital investments or seek to raise additional capital. We cannot provide assurance that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales or, that additional capital could be raised.
We and our subsidiaries may be able to incur additional debt. This could further increase the risks associated with our leverage.
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
Our success depends, in part, on the continuing services and contributions of our leadership team to execute on our strategic plan and to identify and pursue new opportunities. Turnover in key leadership positions in the Company could adversely affect our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of current personnel, any of which could have a material adverse effect on our business and results of operations.
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
Effective internal control over financial reporting can provide only reasonable assurance with respect to the preparation and fair presentation of consolidated financial statements and may not prevent or detect misstatements because of inherent limitations. These limitations include, among others, the possibility of human error, inadequacy or circumvention of controls and fraud. Additionally, remote work arrangements and other operational changes instituted in response to the COVID-19 pandemic may impair our ability to maintain effective internal control over financial reporting.

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
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 26, 2021, we received a request from the Staff of the SEC for the voluntary production of documents and information concerning an SEC investigation into the trading activity in our securities and the securities of other companies. On August 25, 2021, the SEC issued a subpoena calling for additional documents, as a follow up to the initial request. We are in the process of producing the documents and have been and intend to continue cooperating fully with the SEC Staff regarding this matter. This inquiry is not expected to adversely impact us.
ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.1
Credit Agreement, dated November 3, 2021, by and among GameStop Corp., the Borrowers party thereto, the Guarantors party thereto, the other borrowers and guarantors from time to time party thereto, the lenders and issuers from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Australian Security Trustee, Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., Regions Bank, and Fifth Third Bank, National Association, as Co-Syndication Agents, Wells Fargo Bank, National Association, BofA Securities Inc., JPMorgan Chase Bank, N.A., Regions Bank, and Fifth Third Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners.

		Current Report on Form 8-K/A	November 4, 2021
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.
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

Date: December 8, 2021