Form 10-K
period 2022-01-29
GameStop Corp.
filed 2022-03-17
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 29, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 30, 2021 was approximately $12.0 billion, based upon the closing market price of $161.12 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 11, 2022: 76,339,248
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games and entertainment products through its ecommerce properties and stores.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021"). Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020") and fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019").
Reportable Segments
We operate in four geographic segments: United States, Canada, Australia and Europe. We identified segments based on a combination of geographic areas, which is the basis of how we manage the organization and analyze performance. Our sales and profits are driven through both our physical stores and broad ecommerce platforms. Each segment consists primarily of retail operations, with the significant majority of our stores and ecommerce properties focused on games, entertainment products and technology. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products or technologies in the various segments.
As of January 29, 2022, we had a total of 4,573 stores across all of our segments; 3,018 in the United States, 231 in Canada, 417 in Australia and 907 in Europe. Our stores and ecommerce sites operate primarily under the names GameStop® (“GameStop”), EB Games® (“EB Games”) and MicromaniaTM.
Our segments also include 50 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers in international markets operating under the Zing Pop Culture® brand. Our brands also include Game Informer® (“Game Informer”) magazine, the world's leading print and digital gaming publication.
Financial information about our segments is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Notes to the Consolidated Financial Statements, Note 6, "Segment Information," of this Form 10-K.
Merchandise
We categorize our sale of products as follows:
•Hardware and accessories. We offer new and pre-owned gaming platforms from the major console and PC manufacturers. The current generation of consoles include the Sony PlayStation 5, Microsoft Xbox Series X, and the Nintendo Switch. Accessories consist primarily of controllers, gaming headsets, virtual reality products and memory cards.

•Software. We offer new and pre-owned gaming software for current and certain prior generation consoles. We also sell a wide variety of in-game digital currency, digital downloadable content (“DLC”) and full-game downloads.
•Collectibles. Collectibles consist of licensed merchandise, primarily related to the gaming, television and movie industries and pop-culture themes.
Trade-In Program
We provide our customers with an opportunity to trade-in their pre-owned gaming, mobility and other products at our stores in exchange for cash or in-store credit which can be applied towards the purchase of other products. This process drives higher market share and offers a broader range of price points for our customers. Our trade-in program provides customers a means to unlock value and recycle used product, which enables us to offer previous generation platforms and related games. We operate refurbishment centers in the United States, Canada, Australia and Europe, where used gaming, mobility, and other products can be tested, repaired, sanitized, repackaged and redistributed for sale.
Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of January 29, 2022, we offered games and entertainment products in 4,573 stores worldwide.
Domestic Locations. The table below sets forth the number and locations of our domestic stores included in the United States segment as of January 29, 2022:

Alabama	48	Kentucky	62	North Dakota	7
Alaska	5	Louisiana	55	Ohio	141
Arizona	61	Maine	7	Oklahoma	38
Arkansas	25	Maryland	57	Oregon	31
California	271	Massachusetts	54	Pennsylvania	128
Colorado	48	Michigan	83	Rhode Island	8
Connecticut	31	Minnesota	35	South Carolina	62
Delaware	13	Mississippi	39	South Dakota	6
Florida	193	Missouri	53	Tennessee	78
Georgia	106	Montana	9	Texas	305
Guam	2	Nebraska	18	Utah	25
Hawaii	13	Nevada	34	Vermont	4
Idaho	16	New Hampshire	20	Virginia	98
Illinois	102	New Jersey	82	Washington	59
Indiana	74	New Mexico	22	West Virginia	23
Iowa	24	New York	147	Wisconsin	45
Kansas	27	North Carolina	118	Wyoming	6

Total Domestic Stores					3,018

International Locations. The table below sets forth the number and locations of our international stores included in our segments in Canada, Europe and Australia as of January 29, 2022:

Number of Stores
Canada	231
Total Stores - Canada	231

Australia	376
New Zealand	41
Total Stores - Australia	417

Austria	8
France	399
Germany	172
Ireland	42
Italy	272
Switzerland	14
Total Stores - Europe	907
Total International Stores	1,555
Business Strategy
GameStop is on a strategic path to fully leverage our unique position and brand in gaming. Our strategic plan is designed to optimize our core business while at the same time, pursuing strategic initiatives to transform GameStop for the future by expanding our addressable market and product offerings to drive growth in the gaming and entertainment industries.
GameStop is focused on transforming into a customer-obsessed technology company to delight gamers and is actively focused on the below:
•Establish ecommerce excellence. We aim to be the leading destination for games and entertainment across all channels and will scale up our ecommerce operations to make the most convenient solution for our customers. This includes app & site redesigns, improvements in fulfillment and delivery times, better product availability across all channels, and a further improved customer service experience.
•Expand our selection to deliver a market-leading offering in gaming & entertainment. Continue investing in expanding our product offering to relevant categories for our customers, including becoming a leader in PC gaming, virtual reality, and other gaming products.
•Leverage existing strengths and assets. Grow our presence in the gaming community and increase market share through enhancing the value of our loyalty program and Game Informer assets while also expanding the scope of our buy, sell, and trade business to support our expanded offering.
•Invest in new growth opportunities. As we scale and expand our core offerings we will simultaneously invest in additional growth, including blockchain, digital assets (including non-fungible tokens ("NFTs")), Web 3.0 technology, and new destination formats for our stores. In January 2022, we entered into partnerships with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which IMX will become a technology partner and platform for our NFT marketplace, and Digital Worlds will grant up to $100 million in IMX tokens to creators of NFT content and technology. In addition, Digital Worlds agreed to provide up to approximately $150 million in IMX tokens to GameStop upon the achievement of certain milestones.
We believe these future transformation efforts are an important aspect of our continued business to enable long-term value creation for our shareholders.
In fiscal 2021 we further strengthened our balance sheet by eliminating $314.6 million of total outstanding debt as of fiscal 2020 and raising $1,672.8 million in gross equity capital through an at-the-market offering. Connected to our transformation efforts, we have incurred and may continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results of Operations—Selling, General and Administrative Expenses" for additional information.

PowerUp Rewards
Our U.S. loyalty program, called PowerUp Rewards® ("PowerUp Rewards"), had approximately 50.5 million members as of January 29, 2022, of which approximately 16.1 million members have purchased or traded at GameStop® in the past year. The PowerUp Rewards membership totals include 5.8 million paying pro members, which represents 31.8% growth compared to prior year. Our loyalty programs generally offer our customers the ability to sign up for a free or paid membership which gives our customers access to exclusive gaming related rewards. The programs' paid memberships generally include a subscription to Game Informer® magazine and additional discounts and benefits in our stores and ecommerce properties. The GameStop PowerUp Rewards program has also been recognized by Newsweek® as one of America’s Best Loyalty Programs 2022.
Game Informer®
We publish Game Informer®, a leading gaming publication featuring reviews of new releases, previews of the big titles on the horizon, and coverage of the latest developments in the gaming industry. The magazine is available by subscription, in both digital and physical formats and is sold both online and in-store. Game Informer® is a part of the PowerUp Rewards Pro loyalty program and is a key feature of each paid PowerUp Rewards Pro membership. Operating results from the English version of Game Informer® are included in the United States segment and other international version results from Game Informer® operations are included in the segment in which the sales are generated.
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Our largest vendors are Nintendo, Sony, Microsoft, U&I Entertainment and Electronic Arts, which collectively accounted for a majority of our new product purchases in fiscal 2021. We have established price protections and return rights with our primary gaming product vendors in order to reduce our risk of inventory obsolescence.
In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We purchase collectibles merchandise from a broad base of domestic and international vendors. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations and continued expansion.
Distribution and Information Management
Our operating strategy involves providing a broad merchandise selection for our customers to purchase what they want, when and how they want it. We use our distribution facilities, store locations and inventory management systems to optimize the efficiency of the flow of products to our stores and customers, enhance fulfillment efficiency and optimize in-stock and overall investment in inventory. In 2020, we introduced same day delivery service in certain markets to enhance the customer shopping and delivery experience. In 2021, we announced the expansion of our North American fulfillment network through the lease of facilities in Reno, Nevada and York, Pennsylvania. See Item 1A. Risk Factors, Operational Risks - “We depend on third-party delivery services to deliver products to our retail locations, fulfillment centers and customers on a timely and consistent basis, and changes in the terms we have with these service providers could adversely affect our business and financial position.”
Competition
The gaming industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains; computer product and consumer electronics stores; other gaming and related specialty stores; toy retail chains; direct sales by software publishers; the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers and game rental companies. Gaming products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value gaming products and other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
In the U.S., we compete with Wal-Mart Stores, Inc. (“Wal-Mart”); Target Corporation (“Target”); Best Buy Co., Inc. ("Best Buy") and Amazon.com, Inc. (“Amazon.com”), among others. Throughout Europe we compete with major consumer electronics retailers such as Media Markt, Saturn and FNAC, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Wal-Mart and Best Buy. In Australia, competitors include JB HiFi stores, Big W, Target, and Amazon.com. Globally, we also compete with certain vendors including Sony, Microsoft, and Nintendo, among others, for direct-to-consumer offerings.

Market Size
Based upon estimates compiled by various market research firms, including NPD Group, Inc. ("NPD"), International Development Group ("IDG") and DFC Intelligence ("DFC"), we estimate that the market for new physical console gaming systems, accessories and physical software was approximately $18.0 billion in 2021 in the countries in which we operate. This estimated market excludes sales of pre-owned gaming systems, which are not currently measured by any third-party research firms. Additionally, based on estimates compiled by DFC, we estimate that the market in North America for content in digital format (full-game and add-on content downloads for console and PC, subscriptions, mobile games and social network games) was approximately $27.0 billion in 2021.
Seasonality
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2021 and 2020, we generated approximately 37% and 42%, respectively, of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and service marks, including “GameStop®,” “Game Informer®,” “EB Games®,” “Electronics Boutique®,” “Zing Pop Culture®,” “Power to the Players®” and “GameStop PowerUp Rewards®,” which have been registered by us with the U.S. Patent and Trademark Office. For many of our trademarks and service marks, including “MicromaniaTM,” we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Human Capital
At GameStop, we strive to attract, retain and develop talent at all levels of our organization. In 2021, as part of these efforts to attract talent throughout the United States, we opened additional offices in Seattle, WA, Pembrook Pines, FL, and Boston, MA. We have approximately 12,000 full-time salaried and hourly associates and between 14,000 and 28,000 part-time hourly associates worldwide, depending on the time of year. The number of part-time hourly associates fluctuates primarily due to the seasonality of our business.
•Development. We are committed to providing our associates with opportunities to develop and grow their careers. We offer learning opportunities through our proprietary training programs and high-potential talent development programs as well as educational assistance programs.
•Diversity and Inclusion. We advocate working actively to build understanding and collaboration across functions. We believe a more diverse workforce provides many benefits in drawing upon a greater richness of resources, experiences, ideas and talents.
•Benefits. We have designed our compensation and benefits programs to meet the unique needs of employees in our various business segments. These programs are intended to attract, reward and retain talent that reflects local communities and customers, while instilling an ownership mentality in our work.
We are also committed to taking care of our associates in times of need. Through our Gamer Fund employee assistance program, an employee sponsored 501(c)(3) organization, we have provided temporary assistance to more than 3,800 GameStop associates who have experienced unforeseen emergency or hardship, and more than $750,000 in scholarships.
•Safety. In response to the COVID-19 pandemic, we implemented enhanced safety measures and made certain other operational changes that were in the best interests of our associates as well as the communities in which we operate, including use of personal protective equipment. We will continue to prioritize the health and safety of our associates as we navigate the issues arising from the COVID-19 pandemic.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take gaming consoles, gaming software and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2021 alone, through our U.S. refurbishment center, we refurbished over 0.7 million pieces of software (CDs) and over 2.1 million consumer electronic devices, and recycled over 1.0 million pounds of e-waste. In addition, we continuously measure and look for cost effective ways to reduce our carbon emissions and have seen both our total emissions and emissions by store decrease in the U.S. over our baseline year of 2009. In 2021, we achieved an 11% reduction in year over year carbon emissions in the U.S. through both operational reductions and renewable sourcing.

Available Information
We make available on our corporate website (http://news.gamestop.com), under “Investors — SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the SEC. The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investors — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. Any amendments to or waivers of our Code of Standards, Ethics and Conduct or our Code of Ethics for Senior Financial and Executive Officers that apply to our principal executive officer, principal financial officer, principal accounting officer, controllers and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC.
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
Economic Risks
Economic, social and political conditions in the markets in which we operate could adversely affect demand for the products we sell and impact our business and financial condition.
Sales of our products involve discretionary spending by consumers, making our results highly dependent on the health of the economies and consumer confidence in the markets in which we operate. Consumers are typically more likely to make discretionary purchases, including purchasing gaming and technology products, when there are favorable economic conditions. Our business may be affected by many economic, social, and political factors outside our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, interest rates, tax rates, housing market conditions, inflation, socio-political factors, such as civil unrest or political uncertainty, and the effect of weather, natural disasters, and public health crises, including the COVID-19 pandemic. Adverse economic, social and political changes in any of the regions in which we sell our products could adversely affect our business in many ways, including by reducing sales and margins.
The COVID-19 pandemic has had, and may continue to have, an adverse effect on our business and our financial results.
The COVID-19 pandemic has impacted the global economy, changed consumer behaviors and disrupted global supply chains, and may continue to do so. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments, including the duration and severity of the pandemic, the implementation or recurrence of store closure requirements and operating restrictions placed on our physical locations by governmental authorities, disruptions in the supply chain for the products we sell resulting from labor shortages and other issues caused by the pandemic, and the impact of the pandemic on consumer confidence and spending, as well as the financial markets, all of which are highly uncertain. Therefore, we cannot reasonably estimate the full extent of the COVID-19 pandemic’s impact on our business and financial results.

Industry Risks
We face strong competition from multi-channel retailers, ecommerce businesses and others, which directly affects our revenue and profitability.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Wal-Mart and Target; computer product and consumer electronics stores, including Best Buy; other U.S. and international gaming and PC software specialty stores, such as Carrefour and Media Markt; toy retail chains; internet-based retailers such as Amazon.com; other internet marketplaces, including those operated by game publishers and console manufacturers; online retailers of digital software; and game rental companies. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, such actions may negatively impact our business and our financial performance.
Multi-channel retailers and ecommerce companies continue to focus on delivery services, with customers increasingly seeking faster, guaranteed delivery times and low-cost or free shipping. Our ability to be competitive on delivery times and delivery costs depends on many factors and our failure to successfully manage these factors and offer competitive delivery options could negatively impact the demand for our products.
The gaming industry has historically been cyclical and is affected by the introduction of next-generation consoles, which could negatively impact the demand for existing products.
The gaming industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new gaming platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began with the launch of the Sony PlayStation 5 in November 2020, the Microsoft Xbox Series X in November 2020, and the Nintendo Switch in March 2017.
We are dependent upon the timely delivery of new and innovative products from our vendors and failure to timely obtain new product can adversely affect our sales.
We depend on manufacturers and publishers to deliver video game hardware, software, and consumer electronics in quantities sufficient to meet customer demand. Some of the products we sell are in short supply and are highly allocated among us and our competitors and we compete for product inventory. If we fail to obtain products in sufficient quantities, our sales may be negatively impacted.
We depend on these manufacturers and publishers to introduce new and innovative products and software titles to drive industry sales. The number of new software titles available for sale has decreased in recent years. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales. In addition, some publishers that have historically published games compatible with multiple gaming platforms have recently been acquired by console manufacturers. This consolidation could lead to a further reduction in the number of new software titles available for sale.
Technological advances in the delivery and types of video games and PC entertainment hardware and software, as well as changes in consumer behavior related to these new technologies, have lowered and may continue to lower, our sales.
The current consoles from Sony, Nintendo, and Microsoft have facilitated download technology. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. If consumers’ preference for downloading video game content in lieu of physical software continues to increase, our business and financial performance may be adversely impacted.
In addition, both Sony and Microsoft currently offer consoles that only allow for the purchase of digital games and content and do not work with physical software. Sales of those types of consoles eliminate the ability of customers to purchase physical software, which may also adversely affect our sales of both new and pre-owned physical software.
Interruptions to our supply chain or the supply chain of our suppliers may adversely affect our business
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including labor shortages, natural disasters, public health crises, including the ongoing COVID-19 pandemic, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations. The COVID-19 pandemic has resulted in labor and raw material shortages at certain suppliers that are part of our supply chain, and we have experienced, and expect to continue to experience, shortages in supply as a result. If labor and material shortages continue or expand in scope, it could impact our ability to obtain certain products on schedule and, accordingly, could have an adverse effect on our business and financial condition.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth fiscal quarter, which includes the holiday selling season. During fiscal 2021 and 2020, we generated approximately 37% and 42%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year and adversely impact our liquidity.
Our ability to obtain favorable terms from our suppliers and service providers may impact our financial results.
Our financial results depend significantly upon the business terms we can obtain from our suppliers and service providers, including competitive prices, unsold product return policies, advertising and market development allowances, freight charges and payment terms. We purchase substantially all of our products directly from manufacturers, software publishers and, in some cases, distributors. Our largest vendors are Nintendo, Sony, Microsoft, U&I Entertainment and Electronic Arts, which collectively accounted for a majority of our new product purchases in fiscal 2021. If our suppliers and service providers do not provide us with favorable business terms or allocate reduced volumes of their products to us, we may not be able to offer products to our customers in sufficient volumes or at competitive prices. Vendors may request credit support which could require us to either use cash on hand or collateralize letters of credit with restricted cash or other credit support mechanisms, which would reduce our liquidity available for other purposes.
Our sales of collectibles depend on popularity of and trends in pop culture, and if we are unable to anticipate, identify and react to them, our sales and business may be adversely affected.
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
Sales of video games containing graphic violence may decrease as a result of actual violent events or other reasons, and our financial performance may be adversely affected as a result.
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
Strategic Risks
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
If we are unable to successfully maintain strong retail and ecommerce experiences for our customers, our sales and results of operations could adversely be impacted.
Our business has become increasingly dependent on multiple sales channels as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an ecommerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand, and develop our internet operations, website, mobile applications and software and other related operational systems. If we are not able to successfully operate our ecommerce platform, we may not be able to provide a relevant shopping experience or improve customer traffic, sales or margins, and our business and financial condition could be adversely affected.
In addition, improvements to our ecommerce platform involve substantial investments of capital and resources, increasing supply chain and distribution capabilities, attracting, developing and retaining qualified personnel with relevant subject matter expertise and effectively managing and improving the customer experience. In-store and ecommerce retail are competitive and evolving environments. Insufficient, untimely or inadequately prioritized or ineffectively implemented investments could significantly impact our profitability and growth and affect our ability to attract new customers, as well as maintain our existing ones.
If we fail to keep pace with changing industry technology and consumer preferences, we will be at a competitive disadvantage.
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of mediums, including video game consoles, personal computers, mobile phones, tablets, social networking websites and other devices. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell. In addition, augmented reality, virtual reality and blockchain technology continue to rapidly evolve and may result in changes in both customer preferences and the types of hardware and software that are used by customers.
To continue to compete effectively in the gaming and interactive entertainment industry, we must respond effectively to market and technological changes and understand their impact on our customers’ preferences. It may take significant time and resources to respond to these technological changes and changes in consumer preferences. Our business and results of operations may be negatively impacted if we fail to keep pace with these changes.
Changes in our senior management or our inability to attract and retain qualified personnel could have a material adverse impact on our business and results of operations.
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
Our success also depends, in part, upon our ability to attract, motivate and retain a highly trained and engaged workforce, management for our stores and skilled merchandising, marketing, financial and administrative personnel. In addition, the turnover rate in the retail and fulfillment industries is relatively high, and there is an ongoing need to recruit and train new store and fulfillment associates. Factors that affect our ability to maintain sufficient numbers of qualified associates include associate morale, our reputation, unemployment rates, competition from other employers and our ability to offer appropriate compensation and benefits packages.
Any turnover in senior management in the future or inability to attract and retain qualified personnel could have a material adverse effect on our business and results of operations.
Changes to our Board may disrupt our operations, our strategic focus or our ability to drive stockholder value.
Turnover among our Board may disrupt our operations, our strategic focus or our ability to drive stockholder value. If we fail to attract and retain skilled personnel for our Board, our business and growth prospects could disrupt our operations and have a material adverse effect on our operations and business.
We may face enhanced risks as new business initiatives lead us to engage in new activities.
We are pursuing, and expect to continue to pursue, business and strategic initiatives, some of which may expose us to new or enhanced risks. For example, we are in the process of expanding our core offerings while investing in growth opportunities, including blockchain, NFT, and Web 3.0 technology. Legal, regulatory and reputational risks may exist in connection with activities and transactions involving new technology where there is regulatory or legal uncertainty or where there are different or conflicting regulations or laws.
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
Our continued success depends upon customers’ perception of our Company. Any negative publicity relating to our vendors, products, associates and Board members, practices or our Company could damage our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent, or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations, and financial condition.
Operational Risks
If we do not maintain the security or privacy of our customer, associate or company information, we could impact our operations, damage our reputation, incur substantial additional costs and become subject to litigation.
An important part of our business involves the receipt, processing and storage of personal information of our customers and associates, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information, and are constantly working to upgrade these systems and processes. Despite these efforts, we have been the target of cybersecurity attacks in the past and there is no guarantee that the procedures we have implemented to protect against unauthorized access to secure data are adequate. A successful cybersecurity attack could lead to significant disruptions in the operations of our systems and business, including our ability to accept payment from customers, unauthorized release of confidential information, including customer payment information and corruption of data. Any such cybersecurity attack may also require significant investment and resources to identify and remediate, may expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our members and customers.
Weather, natural disasters, public health crises and other unexpected events could adversely affect our operating results.
The risk or actual occurrence of various unexpected events could have a material adverse effect on our financial condition. Such events may be caused by, for example: natural disasters or extreme weather events; diseases or pandemics (including COVID-19) that have affected and may continue to affect our employees, customers or partners; floods, fires or other catastrophes affecting our properties, employees or customers; cybersecurity attacks, power outages and telecommunications failures affecting our systems; or terrorism, civil unrest, mass violence or violent acts, or other conflicts.
Such events can adversely affect our workforce and prevent employees and customers from reaching our stores and properties and can disrupt or disable portions of our supply chain, distribution network and refurbishment operations. They can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other events, we may endure interruption to our operations or losses of property, equipment or inventory, which could adversely affect our operations and financial condition.
If our systems fail to perform or are inadequate, our ability to manage our business could be disrupted.
We rely on computerized systems to coordinate and manage the activities in our operations, including our ecommerce, store and fulfillment operations. If any of these systems fail to adequately perform their functions, including our point-of-sale, inventory management, information technology or enterprise management systems, our business could be adversely affected.
Disruptions to our logistics capability or supply chain may have an adverse impact on our operations.
Our logistics services are operated through our fulfillment centers. An interruption of operations at any of these fulfillment centers, whether due to natural disaster or severe weather, or events such as fire, accidents, power outages, systems failures, restrictions on business operations (including as a result of the COVID-19 pandemic), or other unforeseen causes, could have an adverse effect on our operations in areas served by the affected fulfillment center. These disruptions and their effects are not predictable with certainty and, although they typically can be mitigated, they cannot be eliminated. We seek to mitigate our exposure to these disruptions in several ways. For example, where feasible, we design the configuration of our facilities to reduce the consequences of disasters and other disruptions. We also maintain insurance for our facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of disruption risks applicable to our logistics operations, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, our plans may not be adequate at the time of occurrence for the magnitude of any particular disruption event that we may encounter.
We depend on third-party delivery services to deliver products to our retail locations, fulfillment centers and customers on a timely and consistent basis, and changes in the terms we have with these service providers could adversely affect our business and financial position.
We rely on third parties for the transportation of products and we cannot be sure that these services will continue to be provided on terms favorable to us, or at all. Delivery and shipping costs have increased from time to time and may continue to increase, and we may not be able to pass these costs directly to our customers. Any increased delivery and shipping costs could harm our business and financial performance by increasing our costs of doing business and reducing our margins. As we continue to increase our ecommerce capabilities, we expect our reliance on third party delivery services to increase.
If our relationships with these third parties are terminated or impaired, if we are unable to negotiate acceptable terms with these third parties or if these third parties are unable to deliver products for us, whether due to a labor shortage, slow down or stoppage, responses to the COVID-19 pandemic, or for any other reason, we would be required to use alternative carriers for the shipment of products to our retail locations, fulfillment centers and customers. Changing carriers could have a negative effect on our business and operating results due to the negative impact on customer experience, including reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. In addition, these third parties have increasingly had demand for their services exceed capacity, in particular during the holiday selling season, and we may be unable to obtain sufficient services to meet our demand or to timely meet our customers' expectations.
If our vendors fail to provide marketing and merchandising support at historical levels, our sales and earnings could be negatively impacted.
The manufacturers of gaming products have typically provided retailers with significant marketing and merchandising support for their products. As part of this support, we receive cooperative advertising and market development payments from these vendors which enable us to actively promote and merchandise the products we sell and drive sales at our stores and on our websites. If our vendors fail to continue to provide this support at historical levels, our business and financial condition may be negatively impacted.
Restrictions on our ability to purchase and sell pre-owned products could negatively affect our business and financial condition.
Our financial results depend on our ability to purchase and sell pre-owned products. Actions by manufacturers or publishers of products or governmental authorities to prohibit or limit our ability to purchase or sell pre-owned products, or to limit the ability of consumers to use pre-owned products, could have a negative impact on our business and financial condition.
If we are unable to renew or enter into new leases on favorable terms, our earnings may be adversely affected.
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
The United States and other countries have from time to time proposed and enacted trade policies that could increase the cost or reduce the availability of certain merchandise. Any measures that could impact the cost or availability of the merchandise we offer could have an adverse impact on our business because a significant portion of the products we offer are purchased from foreign vendors and manufactured in foreign countries.
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

Legislative actions may cause our general and administrative and compliance costs to increase and impact our operations and financial condition.
To comply with laws adopted by the U.S. government or other U.S. or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, workplace safety (including in response to the COVID-19 pandemic), product safety, privacy and security of customer data, responsible sourcing, environmental protection, and supply chain transparency, and increased compliance costs related to wage and hour statutes, limitations on arbitration/class action waiver agreements and overtime regulations, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.
Failure to comply with federal, state, local and international laws, regulations, and statutes applicable to our business could result in an adverse impact to our business and financial condition.
As a seller of consumer products, we are also subject to various federal, state, local and international laws, regulations and statutes, including laws relating to product safety and consumer protection, including protection of customer data and privacy. While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in litigation, regulatory action and penalties which could have a negative impact on our business and financial condition. In addition, our suppliers might not adhere to product safety requirements and the Company and those suppliers may therefore be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs, lost sales and reputational damage associated with product recalls, government enforcement actions, or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.
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
Government regulation of certain of our potential business initiatives are evolving, and we may experience unfavorable changes in or failure to comply with existing or future regulations and laws.
The Company continues to explore new business initiatives, including initiatives related to blockchain, digital assets (NFTs) and Web 3.0 technology. These potential business initiatives involve a complex and rapidly evolving mixture of laws and regulations enacted and implemented by U.S., state and local and foreign governments and regulatory authorities. Given the unique and novel nature of the underlying technologies associated with these potential business initiatives, governments and regulatory authorities continue to expand, modify, interpret and re-interpret frequently the legal and regulatory frameworks applied to these initiatives. Such legal and regulatory frameworks may be applied in an inconsistent manner from one jurisdiction to another, which may result in conflicting frameworks with one another. Moreover, since there is significant uncertainty associated with the laws and regulations concerning such potential business initiatives, we are required to exercise our judgment as to whether certain laws or regulations apply to the Company and the potential business initiatives or may apply in the future, and it is possible that legislators, regulators and the courts may disagree with our conclusions. As blockchain-based services and products continue to evolve, increasing legislation, regulation and enforcement efforts by federal, state and foreign legislators and agencies, respectively, and the prospect of private litigation claims related to such services and products become more likely, which may negatively impact such potential business initiatives.
In addition, the adoption of any laws or regulations, or the imposition of other legal requirements, that may adversely affect our ability to market, sell, and deliver digital assets or other blockchain-based services or products could decrease our ability to offer, or customer demand for, our product offerings, resulting in lower net revenue, and existing or future laws or regulations could impair our ability to provide or expand our product offerings, which could also result in lower net revenue and make us more vulnerable to increased competition. Future regulations, or changes in laws and regulations or their existing interpretations or applications, could also require us to change our business practices, raise compliance or litigation costs or other costs of doing business and materially adversely affect our business, financial condition and operating results.
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
•the timing and allocations of new product releases including new console launches;
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
Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In particular, a large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further influencing volatility in its market price. These and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our common stock and may otherwise negatively affect the liquidity of our Class A Common Stock.
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
A large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which may increase the likelihood that our Class A Common Stock will be the target of a short squeeze. A short squeeze has previously led and could continue to lead to volatile price movements in shares of our Class A Common Stock that are unrelated or disproportionate to our operating performance or prospects and, once investors purchase the shares of our Class A Common Stock necessary to cover their short positions, the price of our Class A Common Stock may rapidly decline. Stockholders that purchase shares of our Class A Common Stock during a short squeeze may lose a significant portion of their investment.

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
The sales of a substantial number of shares of our Class A Common Stock, or the perception that such sales could occur, could adversely affect the price for our Class A Common Stock. Our Board of Directors may authorize the issuance of additional authorized but unissued Class A Common Stock or other authorized but unissued securities at any time, including pursuant to equity incentive plans. In addition, we have filed a registration statement with the SEC, allowing us to offer, from time to time and at any time, equity securities (including common or preferred stock), subject to market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell our equity securities, including sales of our Class A common stock pursuant to an at-the-market program, based upon market conditions and other factors.
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
Risks Related to Financial Performance and Reporting
Our results of operations may fluctuate from quarter to quarter.
Our results of operations may fluctuate from quarter to quarter depending upon several factors, some of which are beyond our control. These factors include, but are not limited to:
•the timing and allocations of new product releases including new console launches; the amounts devoted to strategic investments, including in multi-channel capabilities and other business initiatives, and failure to achieve anticipated profitability and benefits from such initiatives within the expected time-frames, or at all;
•timing and extent of the achievement of anticipated profits from investments, if at all;
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
The agreement governing our revolving credit facility restricts our current and future operations.
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and certain of our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including limitations on additional liens, investments, acquisitions, loans, guarantees, the incurrence of additional indebtedness, certain fundamental changes, certain dispositions, certain dividends and distributions, and certain related party transactions. A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
As a result of these restrictions we may be limited in how we conduct our business, unable to raise additional debt or equity financing necessary to operate during general economic or business downturns, or unable to compete effectively or to take advantage of new business opportunities. Accordingly, these restrictions may affect our ability to operate in accordance with our strategy.
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
We and our subsidiaries may incur additional debt. This could further increase the risks associated with our leverage.
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
If our internal control over financial reporting is ineffective, our business may be adversely affected and we may lose market confidence in our reported financial information, which could adversely impact our business and stock price.
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

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
All of our retail stores are leased. Store leases typically provide for a lease term of one to five years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations, leases for equivalent locations in the same area, or be able to close the stores with expiring leases and transfer enough of the sales to other nearby stores or ecommerce properties to improve, if not at least maintain, profitability.
The terms of the store leases, including reasonably certain options, for the 4,573 leased stores open as of January 29, 2022 expire as follows.

Lease Terms to Expire During	Number of Stores
Fiscal 2022	507
Fiscal 2023	1,474
Fiscal 2024	976
Fiscal 2025	564
Fiscal 2026 and later	1,052
Total	4,573
In July of 2020, we sold and leased-back, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas and ii) a nearby refurbishment center. In August of 2020, we sold and leased-back our Australian headquarters in Eagle Farm, Queensland to an unrelated party. Additionally, in September of 2020, we sold and leased-backed our Canadian headquarters in Brampton, Ontario to an unaffiliated third party.
As of January 29, 2022, we owned three and leased 16 office and distribution facilities, totaling approximately 3.2 million square feet. The lease expiration dates for the leased facilities range from 2022 to 2030, with an average remaining lease life, including reasonably certain options, of approximately seven years. The following table presents our principal facilities:

Location	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	426,000	Leased	Distribution and administration
Grapevine, Texas, USA	182,000	Leased	Manufacturing and distribution
Shepherdsville, Kentucky, USA	631,000	Leased	Distribution
York, Pennsylvania, USA	708,000	Leased	Distribution
Reno, Nevada, USA	532,000	Leased	Distribution
Brampton, Ontario, Canada	119,000	Leased	Distribution and administration
Eagle Farm, Queensland, Australia	185,000	Leased	Distribution and administration
Milan, Italy	123,000	Owned	Distribution and administration
Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.
ITEM 3.    LEGAL PROCEEDINGS
The matters included in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 16, "Commitments and Contingencies - Legal Proceedings" included in this Form 10-K are incorporated by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME.”
As of March 11, 2022, there were approximately 125,543 record holders of our Class A Common Stock.
Dividends
On June 3, 2019, our Board of Directors elected to eliminate our quarterly dividend in an effort to strengthen our balance sheet and provide increased financial flexibility. We paid an aggregate of $40.5 million in cash dividends in the first quarter of fiscal 2019. During the past two fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. Dividends paid in fiscal 2020 of $0.3 million represent dividends previously declared on unvested restricted stock awards granted under the Amended and Restated GameStop Corp. 2011 Incentive Plan. These dividends are paid upon vesting of the restricted stock awards. We currently use, and intend to continue to use, all available funds and any future earnings for working capital and general corporate purposes, including funding our transformation, growth initiatives and product category expansion efforts and capital expenditures. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the agreements governing our existing indebtedness and other factors our Board of Directors deems relevant.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 27, 2017 through January 28, 2022 (the last trading date of fiscal 2021) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 27, 2017 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/27/2017	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022
GME	$100.00	$71.73	$54.94	$19.42	$1,643.76	$495.20
S&P 500 Index	$100.00	$122.82	$122.75	$149.19	$174.90	$178.32
Dow Jones Specialty Retailers Index	$100.00	$128.70	$147.53	$161.94	$228.21	$218.86
As noted above under the heading "Risk Factors — Risk Related to Our Common Stock", the market price of our Class A Common Stock has been extremely volatile due to circumstances outside of our control, including a short squeeze that led to volatile price movements that were unrelated or disproportionate to our operating performance.
Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of fiscal 2021 were as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
October 31 through November 27, 2022	1,384	$210.12	—	$101.3
November 28, 2021 through January 1, 2022	—	$—	—	$101.3
January 2, 2022 through January 29, 2022	—	$—	—	$101.3
Total	1,384	$210.12	—	$101.3
______________
(1) Under our 2011 and 2019 Incentive Plans, approved by our Board of Directors and our stockholders, we withheld 1,384 shares of Class A Common Stock from certain employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock awards.
(2) On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date. In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million. We did not repurchase shares during fiscal 2021 or fiscal 2020. As of January 29, 2022, we have $101.3 million remaining under the repurchase authorization. Refer to Item 7. Management's Discussion and Analysis - "Share Repurchases" for additional information.

ITEM 6.    RESERVED

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements or appear elsewhere in this Form 10-K, including the disclosures under Part I, Item 1A, “Risk Factors.”
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide a detailed analysis for fiscal 2021 compared to fiscal 2020. For a comparison of our results of operations for fiscal 2020 compared to fiscal 2019, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended January 30, 2021, as filed with the SEC on March 23, 2021.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its ecommerce properties and thousands of stores.
The COVID-19 pandemic has impacted the global economy, changed consumer behaviors and disrupted global supply chains, and may continue to do so. The extent of the impact of the COVID-19 pandemic on our business and financial results will depend on future developments. See Item 1A of Part I, "Risk Factors" for additional information.
BUSINESS PRIORITIES
GameStop is on a strategic path to fully leverage our unique position and brand in gaming. GameStop is focused on transforming into a customer-obsessed technology company to delight gamers and is actively focused on efforts to (1) establish ecommerce excellence (2) expand our selection to deliver a market-leading offering in gaming & entertainment, (3) leverage existing strengths and assets (4) invest in new growth opportunities.
We are taking steps that include:
•Increasing the size of our addressable market by offering vast product selection and growing our product catalog across PC gaming, collectibles, consumer electronics, toys, augmented reality, virtual reality, blockchain technology, and other categories that represent the natural extensions of our business;
•Expanding fulfillment operations to improve speed of delivery and service to our customers;
•Building a superior customer experience, including by establishing a U.S.-based customer care operation supported by frictionless ecommerce and in-store experience; and
•Strengthening technology capabilities, including by investing in new systems, modernized ecommerce assets and an expanded, experienced talent base.
We believe these future transformation efforts are an important aspect of our continued business to enable long-term value creation for our shareholders. Accordingly, we prioritize long-term revenue growth and market leadership over short-term margins.
In fiscal 2021 we further strengthened our balance sheet by eliminating $314.6 million of total outstanding debt and raising $1,672.8 million in gross equity capital through an at-the-market offering. The Company will continue to invest in growth initiatives, while continuing to prioritize maintaining a strong balance sheet. Connected to our transformation efforts, we have incurred and may continue to incur severance, store closure costs and expenses for consultants and advisors. See "Consolidated Results of Operations—Selling, General and Administrative Expenses" for additional information.
STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2021 compared to the end of fiscal 2020.

	January 30, 2021	Net Disposals	January 29, 2022
United States	3,192	(174)	3,018
Canada	253	(22)	231
Australia	417	—	417
Europe	954	(47)	907
Total Stores	4,816	(243)	4,573
SEASONALITY
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions, sales impacts related to temporary store closures, increases or decreases in comparable store sales, the nature and timing of acquisitions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. During fiscal 2021 and 2020, we generated approximately 37% and 42%, respectively, of our sales during the fourth quarter.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items (in millions) and as a percentage of net sales:

	Fiscal Year 2021		Fiscal Year 2020		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$6,010.7	100.0%	$5,089.8	100.0%	$920.9	18.1%
Cost of sales	4,662.9	77.6	3,830.3	75.3	832.6	21.7%
Gross profit	1,347.8	22.4	1,259.5	24.7	88.3	7.0%
Selling, general and administrative expenses	1,709.6	28.4	1,514.2	29.7	195.4	12.9%
Asset impairments	6.7	0.1	15.5	0.3	(8.8)	(56.8)%
Gain on sale of assets	—	—	(32.4)	(0.6)	32.4	100.0%
Operating loss	(368.5)	(6.1)	(237.8)	(4.7)	(130.7)	(55.0)%
Interest expense, net	26.9	0.4	32.1	0.6	(5.2)	(16.2)%
Loss from continuing operations before income taxes	(395.4)	(6.6)	(269.9)	(5.3)	(125.5)	(46.5)%
Benefit tax expense	(14.1)	(0.2)	(55.3)	(1.1)	41.2	74.5%
Net loss from continuing operations	(381.3)	(6.3)	(214.6)	(4.2)	(166.7)	(77.7)%
Loss from discontinued operations, net of tax	—	—	(0.7)	—	0.7	100.0%
Net loss	$(381.3)	(6.3)%	$(215.3)	(4.2)%	$(166.0)	(77.1)%
Net Sales
The following table presents net sales by significant product category:

	Fiscal Year 2021		Fiscal Year 2020		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$3,171.7	52.8%	$2,530.8	49.7%	$640.9	25.3%
Software	2,014.8	33.5	1,979.1	38.9	35.7	1.8%
Collectibles	824.2	13.7	579.9	11.4	244.3	42.1%
Total	$6,010.7	100.0%	$5,089.8	100.0%	$920.9	18.1%

The following table presents net sales by reportable segment:

	Fiscal Year 2021		Fiscal Year 2020		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$4,186.5	69.7%	$3,417.1	67.1%	$769.4	22.5%
Canada	332.3	5.5	258.4	5.1	73.9	28.6%
Australia	591.8	9.8	625.3	12.3	(33.5)	(5.4)%
Europe	900.1	15.0	789.0	15.5	111.1	14.1%
Total	$6,010.7	100.0%	$5,089.8	100.0%	$920.9	18.1%

Net sales increased $920.9 million, or 18.1%, in fiscal 2021 compared to fiscal 2020. Net sales during fiscal 2021 in our United States, Canada and Europe segments improved by 22.5%, 28.6% and 14.1%, respectively, while net sales in our Australia segment decreased 5.4%, when compared to fiscal 2020.
The increase in net sales was primarily attributable to ongoing demand of the new gaming consoles from Sony and Microsoft, the continued sell-through of the Nintendo gaming product lines, an increase in store traffic compared to the prior year during the onset of the COVID-19 pandemic, and the impact of our product category expansion efforts.
Gross Profit
Gross profit increased $88.3 million, or 7.0%, in fiscal 2021 compared to fiscal 2020, and gross profit as a percentage of net sales decreased to 22.4% in fiscal 2021 compared to 24.7% in fiscal 2020. Our gross profit for fiscal 2021 reflects a shift in product mix towards higher dollar lower margin categories such as new console hardware and increased freight and credit card fees associated with the shift to ecommerce sales.
Selling, General and Administrative Expenses
Selling, general and administrative ("SG&A") expenses increased $195.4 million, or 12.9%, in fiscal 2021 compared to fiscal 2020. SG&A expenses increased as a result of the impact the COVID-19 pandemic had on our store expenses in prior year as we experienced temporary store closures beginning in March of 2020. Contributing to the increase in SG&A expenses are costs associated with our transformation into a technology company, which include increased labor costs as the Company in-sources talent and expands its capabilities to support growth, severance expenses, and increased marketing and customer care costs. We expect to continue to incur costs associated with our transformation initiatives. The increase in SG&A expenses is partially offset by the continued benefit from lower store occupancy costs as a percent of sales driven by our cost reduction initiatives in 2020 and 2021. These net reductions include 243 permanent store closures since January 30, 2021.
Asset Impairments
Asset impairments decreased $8.8 million, or 56.8% in fiscal 2021 compared to fiscal 2020. In the first quarter of fiscal 2021, we recognized $0.6 million in asset impairment charges related to our right-of-use lease assets. In the fourth quarter of fiscal 2021, we incurred impairment charges of $6.1 million related to store-level property and equipment, right-of-use asset and other asset impairment charges. See Item 8, Notes to the Consolidated Financial Statements, Note 9, "Asset Impairments," for additional information related to the impact on our segments.
Gain on Sale of Assets
During fiscal 2020 in separate unrelated transactions, and to unaffiliated third parties, we completed sale and leaseback transactions for our corporate headquarters, a refurbishment center, and ancillary office space in Grapevine, Texas for an aggregate total of $43.7 million, the sale of our Australian headquarters in Eagle Farm, Queensland for $27.0 million, and the sale of our Canadian headquarters in Brampton, Ontario for approximately $16.7 million.
The net proceeds from the sale of these assets were used for general corporate purposes. As a result of the transactions that occurred during fiscal 2020, a gain on sale of assets of $32.4 million was recognized and is included in our Consolidated Statements of Operations for fiscal 2020.
See Item 8, Notes to the Consolidated Financial Statements, Note 10, "Leases," for additional information regarding the sale and leaseback of these facilities.
Interest Expense, Net

Interest expense, net decreased by $5.2 million, or 16.2%, for fiscal 2021 compared to fiscal 2020, primarily due to the voluntary early redemption of the outstanding balance of our 2023 Senior Notes in the first quarter of 2021, partially offset by a $17.8 million make-whole premium paid upon the voluntary early redemption of the outstanding balance of such notes.
Income Tax
We recognized an income tax benefit of $14.1 million representing an effective tax rate of 3.6% in fiscal 2021, compared to an income tax benefit of $55.3 million representing an effective tax rate of 20.5% in fiscal 2020. The effective tax rate of 3.6% is primarily due to not recognizing benefits on certain current period losses, the release of a valuation allowance on deferred tax assets in Australia and New Zealand, as well as income taxes due in certain foreign and state jurisdictions in which we operate. The effective tax rate of 20.5% in fiscal year 2020 was primarily due to the establishment of a full valuation allowance on U.S. deferred tax assets, a change in the tax status of certain foreign entities, and tax benefits associated with the availability of a five-year carryback period pursuant to the CARES Act. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand, and our revolving credit facilities. As of January 29, 2022, we had total unrestricted cash on hand of $1,271.4 million and an additional $389.6 million of available borrowing capacity under our revolving credit facilities.
During fiscal 2021, we sold an aggregate of 8,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions, and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 6.75% Senior Notes due 2021 ("2021 Senior Notes") and the remaining $216.4 million aggregate principal amount of our then outstanding 10.00% Senior Notes due 2023 ("2023 Senior Notes"). In connection with the voluntary early redemption of our 2023 Senior Notes, we paid a $17.8 million make-whole premium. In the first quarter of 2021, we repaid our then outstanding borrowings of $25.0 million under our asset-based revolving credit facility due November 2022 ("2022 Revolver"). In the second quarter of 2021, at the request of Micromania SAS, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($44.6 million as of January 29, 2022) were extended for five years. On November 3, 2021, we entered into an asset-based secured revolving credit facility which provides for a borrowing capacity of $500 million with a maturity date of November 3, 2026 (the "2026 Revolver"). See Item 8, Notes to the Consolidated Financial Statements, Note 14, "Debt," for additional information.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, as well as equity and debt financing alternatives that we believe may enhance stockholder value. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance, our commitments and obligations, our capital requirements, limitations imposed under our credit arrangements and overall market conditions.
We utilize cash generated from operations and have funds available to us under the 2026 Revolver to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of U.S.and Government Prime money market funds and cash deposits with commercial banks.
Separate from the 2026 Revolver, we issue letters of credit and bank guarantees, at times supported by cash collateral. As of January 29, 2022, we had $92.4 million of outstanding letters of credit and other bank guarantees under facilities outside of the 2026 Revolver.
See Item 8, Notes to the Consolidated Financial Statements, Note 14, "Debt," for additional information.
Cash Flows
The following table presents a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows:

	2021	2020	Change
Cash (used in) provided by operating activities	$(434.3)	$123.7	$(558.0)
Cash (used in) provided by investing activities	(64.8)	36.9	(101.7)
Cash provided by (used in) financing activities	1,200.6	(55.4)	1,256.0
Exchange rate effect on cash, cash equivalents and restricted cash	(16.6)	16.3	(32.9)
Increase in cash, cash equivalents and restricted cash	$684.9	$121.5	$563.4
Operating Activities
In fiscal 2021, cash used in operating activities was $434.3 million, compared to cash provided by operating activities of $123.7 million in fiscal 2020. Cash used in operating activities during fiscal 2021 was primarily attributable to an increase in merchandise inventory levels when compared to prior year to, among other things, support our product category expansion efforts, and to mitigate the full impact of global supply chain issues. The increase in merchandise inventory levels was accompanied by an increase in associated payables. Cash provided by operating activities in fiscal 2020 was primarily due to improvements in working capital as a result of optimizing inventory and accounts payable levels through the cash conversion cycle and more efficient carrying levels of inventory.
Investing activities
In fiscal 2021, cash used in investing activities was $64.8 million compared to cash provided by investing activities of $36.9 million in fiscal 2020. Cash used in investing activities during fiscal 2021 was primarily attributable to continued technological investments, and investments in two new fulfillment centers. Cash provided by investing activities in the fiscal 2020 was primarily attributable to the net proceeds from the sale and leaseback of properties including our corporate headquarters, a refurbishment center and ancillary office space in Grapevine, Texas of $43.7 million, the sale of our Australian headquarters in Eagle Farm, Queensland for $27.0 million, the sale of our Canadian headquarters in Brampton, Ontario for approximately $16.7 million, and net proceeds of $8.6 million from the sale of our corporate aircraft
Financing activities
In fiscal 2021, cash provided by financing activities was $1,200.6 million compared to cash used in financing activities of $55.4 million in fiscal 2020. Cash provided by financing activities in fiscal 2021 was primarily due to the sale of shares of our common stock in connection with the ATM transactions for aggregate net proceeds of $1.673 billion. These proceeds were partially offset by a payment of $136.8 million for withholding obligations upon the vesting of shares of restricted stock, repaid at maturity $73.2 million of our then outstanding 2021 Senior Notes, and the voluntary early redemption of our outstanding 2023 Senior Notes for an aggregate of $234.2 million. We also repaid $25.0 million of our outstanding borrowing under our 2022 Revolver. Cash used in financing activities in 2020 was primarily due to the repayment of $130.3 million of our 2021 Senior Notes through a combination of open market transactions and an optional early redemption of $125.0 million of our 2021 Senior Notes, at par, in December 2020, partially offset by a net $25.0 million draw down on our 2022 Revolver and $47.1 million in proceeds from term loans entered into by our French subsidiary, Micromania SAS.
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
In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million, for an average price of $5.19 per share. We did not repurchase shares during fiscal 2021 or fiscal 2020. As of January 29, 2022, we have $101.3 million remaining under the repurchase authorization.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of January 29, 2022 other than those disclosed Item 8, Notes to the Consolidated Financial Statements, Note 16, "Commitments and Contingencies".
CRITICAL ACCOUNTING ESTIMATES
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. In preparing these financial statements, we have made our best estimates and judgments of certain amounts included in the financial statements, giving due consideration to materiality. Changes in the estimates and assumptions used by us could have a significant impact on our financial results, and actual results could differ from those estimates. Our senior management has discussed the development and selection of these critical accounting policies, as well as the significant accounting policies disclosed in Item 8, Notes to the Consolidated Financial Statements, Note 2, "Summary of Significant Accounting Policies," with the Audit Committee of our Board of Directors. We believe the following accounting policies are the most critical to aid in fully understanding and evaluating our reporting of transactions and events, and the estimates these policies involve our most difficult, subjective or complex judgments.
Valuation of Merchandise Inventories

Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems traded in by customers are recorded as inventory at the amount of the store credit given to the customer. In valuing inventory, we are required to make assumptions regarding the necessity of reserves required to value potentially obsolete or over-valued items at the lower of cost or market. We consider quantities on hand, recent sales, potential price protections and returns to vendors, among other factors, when making these assumptions.
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at January 29, 2022 would have affected net earnings by approximately $1.6 million in fiscal 2021.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at January 29, 2022, in each case, would have affected net earnings by approximately $4.6 million in fiscal 2021. A 10% change in our gift card breakage rate at January 29, 2022 would have affected net earnings by approximately $11.2 million in fiscal 2021.
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
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Based on our analysis, we have determined that it is more likely than not that some portion of our deferred tax assets will not be realized. Our valuation allowances increased to $338.3 million as of January 29, 2022, primarily due to cumulative losses in certain jurisdictions. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.
We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $12.9 million as of January 29, 2022. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required.
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
RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS
See Item 8, Notes to the Consolidated Financial Statements, Note 3, "New Accounting Pronouncements," for recent accounting standards and pronouncements.
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk due to foreign currency and interest rate fluctuations, each as described more fully below.
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a gain of $9.6 million and a loss of $6.1 million in SG&A expenses in our Consolidated Statement of Operations related to derivative instruments for the fiscal years ended January 29, 2022 and January 30, 2021, respectively. The aggregate fair value of the forward exchange contracts as of January 29, 2022 and January 30, 2021 was a net asset of $3.4 million and $0.1 million, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 29, 2022 would result in a gain of $12.9 million or a loss of $10.6 million in value of the forwards, options and swaps.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 29, 2022, and January 30, 2021, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the 52 week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 29, 2022, and January 30, 2021, and the results of its operations and its cash flows for the 52 week periods ended January 29, 2022, January 30, 2021 and February 1, 2020, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 17, 2022, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Valuation of Merchandise Inventories - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company carries merchandise inventories at the lower of cost or market generally using the average cost method. In valuing merchandise inventories, the Company is required to adjust inventory to reflect potential obsolescence or the over-valuation resulting from carrying value exceeding market value. In valuing inventory, management makes significant judgements and estimates and involves the consideration of excess quantities on hand, recent sales prices, potential price protections, returns to vendors and other factors. Such judgements and estimates are more significant for certain inventory product types.
We identified the reserve for certain merchandise inventory products as a critical audit matter because of the significant estimates and assumptions management makes to estimate the excess, slow-moving, and obsolete inventory adjustments, involving the consideration of excess quantities on hand, recent sales prices, potential price protections, returns to vendors and other factors to estimate future customer demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and related calculations, to evaluate whether merchandise inventory reserves for certain inventory products were appropriately recorded as of January 29, 2022.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess, slow-moving, and obsolete merchandise inventory reserve for certain inventory products included the following, among others:
a.We tested the effectiveness of controls over the valuation of inventories.
b.We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess, slow-moving, and obsolete inventory reserve, which included consideration of reserve trends.
c.We performed analysis of key product metrics, inventory turnover and product margins, to identify and evaluate slow moving inventory categories, negative margins, or other unusual trends.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2022

We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	January 29, 2022	January 30, 2021
ASSETS
Current assets:
Cash and cash equivalents	$1,271.4	$508.5
Restricted cash	33.1	110.0
Receivables, net of allowances of $3.3 and $3.6, respectively	141.1	105.3
Merchandise inventories	915.0	602.5
Prepaid expenses and other current assets	238.2	224.9
Total current assets	2,598.8	1,551.2
Property and equipment, net	163.6	201.2
Operating lease right-of-use assets	586.6	662.1
Deferred income taxes	16.3	—
Long-term restricted cash	15.4	16.5
Other noncurrent assets	118.6	41.6
Total assets	$3,499.3	$2,472.6

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$471.0	$341.8
Accrued liabilities and other current liabilities	668.9	626.8
Current portion of operating lease liabilities	210.7	227.4
Short-term debt, including current portion of long-term debt, net	4.1	121.7
Borrowings under revolving line of credit	—	25.0
Total current liabilities	1,354.7	1,342.7
Long-term debt, net	40.5	216.0
Operating lease liabilities	393.7	456.7
Other long-term liabilities	107.9	20.5
Total liabilities	1,896.8	2,035.9
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 300.0 shares; 75.9 and 65.3 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,577.5	11.0
Accumulated other comprehensive loss	(68.7)	(49.3)
Retained earnings	93.6	474.9
Total stockholders' equity	1,602.5	436.7
Total liabilities and stockholders’ equity	$3,499.3	$2,472.6

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year
	2021	2020	2019
Net sales	$6,010.7	$5,089.8	$6,466.0
Cost of sales	4,662.9	3,830.3	4,557.3
Gross profit	1,347.8	1,259.5	1,908.7
Selling, general and administrative expenses	1,709.6	1,514.2	1,922.7
Goodwill and asset impairments	6.7	15.5	385.6
Gain on sale of assets	—	(32.4)	—
Operating loss	(368.5)	(237.8)	(399.6)
Interest expense, net	26.9	32.1	27.2
Loss from continuing operations before income taxes	(395.4)	(269.9)	(426.8)
Income tax (benefit) expense	(14.1)	(55.3)	37.6
Net loss from continuing operations	(381.3)	(214.6)	(464.4)
Loss from discontinued operations, net of tax	—	(0.7)	(6.5)
Net loss	$(381.3)	$(215.3)	$(470.9)

Basic loss per share:
Continuing operations	$(5.25)	$(3.30)	$(5.31)
Discontinued operations	—	(0.01)	(0.08)
Basic loss per share	$(5.25)	$(3.31)	$(5.38)

Diluted loss per share:
Continuing operations	$(5.25)	$(3.30)	$(5.31)
Discontinued operations	—	(0.01)	(0.08)
Diluted loss per share	$(5.25)	$(3.31)	$(5.38)

Weighted-average shares outstanding:
Basic	72.6	65.0	87.5
Diluted	72.6	65.0	87.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Fiscal Year
	2021	2020	2019
Net loss	$(381.3)	$(215.3)	$(470.9)
Other comprehensive Loss:
Foreign currency translation adjustments	(19.4)	29.5	(24.5)
Total comprehensive loss	$(400.7)	$(185.8)	$(495.4)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year
	2021	2020	2019
Cash flows from operating activities:
Net loss	$(381.3)	$(215.3)	$(470.9)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	77.2	80.7	96.2
Loss (gain) on retirement of debt	18.2	(1.5)	—
Goodwill and asset impairments	6.7	15.5	385.6
Stock-based compensation expense	30.5	7.9	8.9
Deferred income taxes	(16.3)	80.3	61.4
Loss (gain) on disposal of property and equipment, net	5.4	(27.3)	1.9
Loss on divestiture	—	—	9.1
Other	(3.5)	2.4	4.1
Changes in operating assets and liabilities:
Receivables, net	(38.4)	39.8	(10.9)
Merchandise inventories	(329.6)	282.4	361.1
Prepaid expenses and other current assets	(6.5)	8.4	3.6
Prepaid income taxes and income taxes payable	(21.7)	(87.0)	(75.9)
Accounts payable and accrued liabilities	224.4	(78.6)	(792.8)
Operating lease right-of-use assets and lease liabilities	(0.9)	19.0	4.1
Changes in other long-term liabilities	1.5	(3.0)	—
Net cash flows (used in) provided by operating activities	(434.3)	123.7	(414.5)
Cash flows from investing activities:
Capital expenditures	(62.0)	(60.0)	(78.5)
Proceeds from sale of property and equipment	—	95.5	—
Proceeds from divestitures, net of cash sold	—	—	5.2
Proceeds from company-owned life insurance, net	—	—	12.0
Other	(2.8)	1.4	0.4
Net cash flows (used in) provided by investing activities	(64.8)	36.9	(60.9)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	1,672.8	—	—
Net repayments of senior notes	(307.4)	(130.3)	(404.5)
Repurchase of common shares	—	—	(198.7)
Proceeds from French term loans	—	47.1	—
Dividends paid	—	(0.3)	(40.5)
Borrowings from the revolver	—	150.0	—
Repayments of revolver borrowings	(25.0)	(125.0)	—
Settlement of stock-based awards	(136.8)	3.1	(1.0)
Payments of financing costs	(3.0)	—	—
Net cash flows provided by (used in) financing activities	1,200.6	(55.4)	(644.7)
Exchange rate effect on cash, cash equivalents and restricted cash	(16.6)	16.3	(6.9)
Increase (decrease) in cash, cash equivalents and restricted cash	684.9	121.5	(1,127.0)
Cash, cash equivalents and restricted cash at beginning of period	635.0	513.5	1,640.5
Cash, cash equivalents and restricted cash at end of period	$1,319.9	$635.0	$513.5

See accompanying notes to consolidated financial statements.

75.GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2019	102.0	$0.1	$27.7	$(54.3)	$1,362.7	$1,336.2
Net loss	—	—	—	—	(470.9)	(470.9)
Foreign currency translation	—	—	—	(24.5)	—	(24.5)
Dividends declared, $0.38 per common share	—	—	—	—	(38.5)	(38.5)
Stock-based compensation expense	—	—	8.9	—	—	8.9
Repurchase of common shares	(38.1)	—	(35.6)	—	(163.1)	(198.7)
Settlement of stock-based awards	0.4	—	(1.0)	—	—	(1.0)
Balance at February 1, 2020	64.3	0.1	—	(78.8)	690.2	611.5
Net loss	—	—	—	—	(215.3)	(215.3)
Foreign currency translation	—	—	—	29.5	—	29.5
Stock-based compensation expense	—	—	7.9	—	—	7.9
Settlement of stock-based awards	1.0	—	3.1	—	—	3.1
Balance at January 30, 2021	65.3	0.1	11.0	(49.3)	474.9	436.7
Net loss	—	—	—	—	(381.3)	(381.3)
Foreign currency translation	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	30.5	—	—	30.5
Issuance of common stock, net of cost	8.5	—	1,672.8	—	—	1,672.8
Settlement of stock-based awards	2.1	—	(136.8)	—	—	(136.8)
Balance at January 29, 2022	75.9	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

1.    General Information
The Company
GameStop Corp. ("GameStop," "we," "us," "our," or the "Company"), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its ecommerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these consolidated financial statements refers to continuing operations unless otherwise noted. See Note 6, "Segment Information," for additional information.
Basis of Presentation and Consolidation
Our consolidated financial statements include our accounts and the accounts of our wholly owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. Our former Spring Mobile business is presented as discontinued operations in the statements of operations for periods presented. The Consolidated Statements of Cash flows is presented on a combined basis for all periods presented and, therefore, does not segregate cash flows from continuing and discontinued operations. The information contained in these notes to our consolidated financial statements refers to continuing operations unless otherwise noted.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021"). Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020"). Fiscal year 2019 consisted of the 52 weeks ended on February 1, 2020 ("fiscal 2019").
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
Restricted Cash
Restricted cash of $48.5 million and $126.5 million as of January 29, 2022 and January 30, 2021, respectively, consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems and other products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 29, 2022 and January 30, 2021 were $34.6 million and $45.2 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Assets Held-for-Sale
As of February 1, 2020, our corporate aircraft was classified as assets held-for-sale which had an estimated fair value, less costs to sell, of $11.8 million. We recognized impairment charges of $3.2 million on our corporate aircraft during the 52 weeks ended January 30, 2021, which was partially attributable to recent economic impacts associated with the COVID-19 pandemic. On June 5, 2020, we sold our corporate aircraft with net cash proceeds from the sale totaling $8.6 million, net of costs to sell. No gain or loss on the sale of the aircraft was recognized.
Property and Equipment
The following table presents property and equipment, net:

	Estimated Useful Lives (Years)	January 29, 2022	January 30, 2021
Land	N/A	$4.2	$4.6
Buildings and leasehold improvements	1-10	457.8	496.6
Fixtures and equipment	3-10	731.4	817.7
Total property and equipment		1,193.4	1,318.9
Accumulated depreciation		(1,029.8)	(1,117.7)
Property and equipment, net		$163.6	$201.2
Property and equipment are carried at cost less accumulated depreciation and amortization. Depreciation on fixtures and equipment is computed using the straight-line method over their estimated useful lives. Maintenance and repairs are expensed as incurred, while improvements and major remodeling costs are capitalized. Leasehold improvements are capitalized and amortized over the shorter of their estimated useful lives or the terms of the respective leases, which includes reasonably certain renewal options. Costs incurred in purchasing or developing management information systems are capitalized and included in fixtures and equipment. These costs are amortized over their estimated useful lives from the date the technology becomes operational. Our total depreciation expense was $73.6 million, $76.8 million and $90.8 million for fiscal 2021, 2020 and 2019, respectively in selling, general and administrative ("SG&A") expenses in our Consolidated Statements of Operations.
We periodically review our property and equipment when events or changes in circumstances indicate that its carrying amounts may not be recoverable or its depreciation or amortization periods should be accelerated. We assess recoverability based on several factors, including our intention with respect to our stores and those stores' projected undiscounted cash flows. An impairment loss is recognized for the amount by which the carrying amount of the assets exceeds its fair value, determined based on an estimate of discounted future cash flows or readily available market information for similar assets. We recorded impairment losses of $3.8 million, $7.2 million and $6.6 million in fiscal 2021, 2020 and 2019, respectively in our Consolidated Statements of Operations. See Note 9, "Asset Impairments," for additional information regarding our asset impairment charges.
Share Repurchases
On March 4, 2019, our Board of Directors approved a new share repurchase authorization allowing our management to repurchase up to $300 million of our Class A Common Stock with no expiration date. In aggregate, during fiscal 2019, we repurchased a total of 38.1 million shares of our Class A Common Stock, totaling $198.7 million, at an average price of $5.19 per share. We did not repurchase shares during fiscal 2021 or fiscal 2020. As of January 29, 2022, we have $101.3 million remaining under the repurchase authorization.
Digital Assets
We account for digital assets in accordance with ASC 350, Intangibles-Goodwill and Other (Topic 350). Our digital assets are initially recorded at cost. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss equal to the difference will be recognized in SG&A expenses in our Consolidated Statement of Operations. This new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains or losses on the sale of digital assets, if any, will be recognized based on the fair value upon sale or disposal of the assets in SG&A expenses in our Consolidated Statement of Operations.
In January 2022, we entered into a partnership with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which the Company is entitled to receive digital assets in the form of IMX tokens once certain milestones have been achieved. Upon entering the agreements, we recognized a noncurrent receivable and deferred revenue of $79 million determined at the fair value of the digital asset at the date of the agreement. Once the IMX tokens are received, we

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

would record the digital asset as an indefinite-lived intangible asset and derecognize the noncurrent receivable. The deferred revenue will be recognized over the term of the agreement. Noncurrent receivables and deferred revenue are recognized in other noncurrent assets and other long-term liabilities, respectively, on our Consolidated Balance Sheets.
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
We recognized goodwill impairment charges of $363.9 million in fiscal 2019 in our Consolidated Statements of Operations, primarily due to a decline in our market capitalization. As a result of the goodwill impairment charge, we have no remaining goodwill.
Our indefinite-lived intangible assets consist of trade names that are not amortized but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our annual impairment testing in fiscal years 2021, 2020 and 2019, we recognized impairment charges totaling zero, $1.1 million and $2.3 million, respectively, associated with our trade names. See Note 11, "Intangible Assets" for additional information.
Our definite-lived intangible assets consist primarily of leasehold rights. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over the life of the asset.
Revenue Recognition
We recognize revenue when performance obligations are satisfied by transferring goods or services to the customer in an amount that we expect to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our ecommerce properties is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer magazine. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative stand-alone selling price (see "Loyalty Program").
Revenue is recognized net of sales discounts and net of an estimated sales return reserve. Our sales return policy is generally limited to 30 days or less and as such our sales returns are, and historically have been, immaterial. Revenues do not include sales taxes or other taxes collected from customers.
Advertising revenues for Game Informer are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Customer liabilities and other deferred revenues for our PowerUp Rewards loyalty program, gift cards, customer credits, magazines and product replacement plans are included in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
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
Loyalty Program
Our PowerUp Rewards loyalty program allows members to earn points on purchases that can be redeemed for rewards that include discounts or coupons. When loyalty program members purchase our product, we allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated breakage. The estimated retail price per point is based on the actual historical retail prices of product purchased through the redemption of loyalty points. We estimate breakage of loyalty points based on historical redemption rates. We continually evaluate our methodology and assumptions based on developments in retail price per point redeemed, redemption patterns and other factors. Changes in the retail price per point and redemption rates have the effect of either increasing or decreasing the deferred revenue liability through current period revenue by an amount estimated to represent the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. The cost of administering the loyalty program, including program administration fees, program communications and cost of loyalty cards, is recognized in SG&A expenses in our Consolidated Statement of Operations.
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
Vendor Arrangements
We participate in vendor cooperative advertising programs and other vendor marketing programs in which vendors provide us with cash consideration in exchange for marketing and advertising the vendors’ products. Our accounting for cooperative advertising arrangements and other vendor marketing programs results in a significant portion of the consideration received from our vendors reducing the product costs in inventory rather than as an offset to our marketing and advertising costs. The consideration serving as a reduction in inventory is recognized in cost of sales as inventory is sold. The amount of vendor allowances to be recorded as a reduction of inventory is determined based on the nature of the consideration received and the merchandise inventory to which the consideration relates. We apply a sell-through rate to determine the timing in which the consideration should be recognized in cost of sales. Consideration received that relates to gaming products that have not yet been released to the public is deferred as a reduction of inventory.
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $71.7 million, $72.5 million and $108.5 million were recorded as a reduction of cost of sales for fiscal 2021, 2020 and 2019, respectively, in our Consolidated Statements of Operations.
Cost of Sales and Selling, General and Administrative Expenses Classification
The classification of cost of sales and SG&A expenses varies across the retail industry. We include certain purchasing, receiving and distribution costs in SG&A in the Consolidated Statements of Operations. We include processing fees associated with purchases made by credit cards and other payment methods in cost of sales in our Consolidated Statements of Operations.
Advertising Expenses
We expense advertising costs for television, print, digital advertising, and other media when the advertising takes place. Advertising expenses for fiscal 2021, 2020 and 2019 totaled $93.6 million, $58.4 million, and $66.7 million, respectively.
Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 15, "Income Taxes," for additional information.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of January 29, 2022 is not expected to be material to our financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Leases
We conduct the substantial majority of our business with leased real estate properties, including retail stores, warehouse facilities and office space. We also lease certain equipment and vehicles. These are generally leased under non-cancelable agreements and include various renewal options for additional periods. These agreements generally provide for minimum, and in some cases, percentage rentals, and require us to pay insurance, taxes and other maintenance costs. Percentage rentals are based on sales performance in excess of specified minimums at various stores and are accounted for in the period in which the amount of percentage rentals can be accurately estimated. All of our lease agreements are classified as operating leases.
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
Foreign Currency
Generally, we have determined that the functional currencies of our foreign subsidiaries are the subsidiaries’ local currencies. The assets and liabilities of the subsidiaries are translated into U.S. dollars at the applicable exchange rate as of the end of the balance sheet date and revenue and expenses are translated into U.S. dollars at an average rate over the period. Currency translation adjustments are recorded as a component of other comprehensive income in our Consolidated Statement of Comprehensive Loss. Currency translation adjustments related to divested foreign businesses are reclassified into earnings as a component of SG&A in our Consolidated Statements of Operations once the liquidation of the respective foreign businesses is substantially complete.
Transaction gains and losses arising from transactions denominated in foreign currencies as well as derivatives resulted in net losses of $3.4 million in fiscal 2021, net losses of $1.0 million in fiscal 2020 and net gains of $1.0 million in fiscal 2019, and are included in SG&A expenses in the Consolidated Statements of Operations. Foreign currency transaction gains and losses are the result of decreases or increases in the value of the U.S. dollar compared to the functional currencies of the countries in which we operate internationally.
We use forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 12, "Fair Value Measurements and Financial Instruments," for additional information regarding our forward exchange contracts.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

3.      New Accounting Pronouncements
Recent Accounting Pronouncements
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for our revolving line of credit, which uses LIBOR as a reference rate. The provisions of ASU 2020-04 are effective as of March 12, 2020 and may be adopted prospectively through December 31, 2022. As of January 30, 2022, we adopted this ASU with no material impact to our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. This standard is intended to simplify the accounting and disclosure requirements for income taxes by eliminating various exceptions in accounting for income taxes as well as clarifying and amending existing guidance to improve consistency in application of ASC 740. The provisions of ASU 2019-12 are effective for fiscal years beginning after December 15, 2021, with early adoption permitted. As of January 30, 2022, we adopted this ASU with no material impact to our consolidated financial statements.
4.      Discontinued Operations
On January 16, 2019, we completed the sale of all of the equity interests in our wholly owned subsidiary Spring Communications Holding, Inc. ("Spring Mobile") to Prime Acquisition Company, LLC, a wholly owned subsidiary of Prime Communications, L.P., pursuant to an Equity Purchase Agreement dated as of November 21, 2018. The historic results of Spring Mobile, are presented as discontinued operations. For fiscal years 2020 and 2019, we recognized a net loss from discontinued operations of $0.7 million and $6.5 million in our Consolidated Statements of Operations.
The Consolidated Statements of Cash Flows is presented on a combined basis for all periods presented, therefore, does not segregate cash flows from continuing and discontinued operations. There were no significant operating noncash items for our discontinued operations for fiscal 2019, 2020 and 2021.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

5.    Revenue
The following table presents net sales by significant product category:

	Fiscal Year
	2021	2020	2019
Hardware and accessories (1)	$3,171.7	$2,530.8	$2,722.2
Software (2)	2,014.8	1,979.1	3,006.3
Collectibles	824.2	579.9	737.5
Total	$6,010.7	$5,089.8	$6,466.0
(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics, and the operations of our Simply Mac stores, which were sold in September 2019.
(2)    Includes sales of new and pre-owned gaming software, digital software and PC entertainment software.
See Note 6, "Segment Information," for net sales by geographic location.
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
We offer extended warranties on certain new and pre-owned gaming products with terms generally ranging from 12 to 24 months, depending on the product. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract.
Performance obligations associated with subscriptions to our Game Informer magazine are satisfied when magazines are delivered in print form or when made available in digital format.
The following table presents our performance obligations:

	Fiscal Year
	2021	2020
Unredeemed customer liabilities	$246.6	$244.1
Extended warranties	82.6	65.1
Subscription	49.1	39.0

Significant Judgments and Estimates
We accrue PowerUp Rewards loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by our loyalty program members for discounts on products that we offer. The estimated retail price per point is based on the actual historical retail prices of products purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to our Game Informer magazine.
The following table presents a roll forward of our contract liabilities:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	Fiscal Year
	2021	2020
Contract liability beginning balance	$348.2	$339.2
Increase to contract liabilities (1)	931.0	953.8
Decrease to contract liabilities (2)	(896.1)	(950.0)
Other adjustments (3)	(4.8)	5.2
Contract liability ending balance	$378.3	$348.2
__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer and extended warranties. During fiscal 2021, there were $48.8 million of gift cards redeemed that were outstanding as of January 30, 2021. During fiscal 2020, there were $45.1 million of gift cards redeemed that were outstanding as of February 1, 2020.
(3)    Primarily includes foreign currency translation adjustments.
6.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identify segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states and Guam; our ecommerce website www.gamestop.com; Game Informer magazine; and Simply Mac, which we sold in September 2019. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. We measure segment profit using operating earnings, which is defined as income from continuing operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, inter-segment loans and related interest. There were no material inter-segment sales during fiscal 2021, 2020 and 2019. Information on total assets by segment is not disclosed as such information is not used by our chief operating decision makers to evaluate segment performance or to allocate resources and capital.
The following table presents segment information:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended January 29, 2022
Net sales	$4,186.5	$332.3	$591.8	$900.1	$6,010.7
Operating (loss) earnings	(358.1)	(1.1)	30.6	(39.9)	(368.5)
Depreciation and amortization	50.7	2.9	7.0	15.9	76.5
Asset impairments	0.2	—	—	6.5	6.7
Capital expenditures	42.3	3.1	9.4	7.2	62.0
Property and equipment, net	100.1	8.3	15.6	39.6	163.6

As of and for the Fiscal Year Ended January 30, 2021
Net sales	$3,417.1	$258.4	$625.3	$789.0	$5,089.8
Operating (loss) earnings	(211.0)	(0.3)	52.2	(78.7)	(237.8)
Depreciation and amortization	51.2	3.1	7.6	18.1	80.0
Asset impairments	11.3	0.1	—	4.1	15.5
Capital expenditures	54.5	1.0	2.3	2.2	60.0
Property and equipment, net	125.2	8.2	14.8	53.0	201.2

As of and for the Fiscal Year Ended February 1, 2020
Net sales	$4,497.7	$344.2	$525.4	$1,098.7	$6,466.0
Operating (loss) earnings	(343.9)	(14.9)	9.4	(50.2)	(399.6)
Depreciation and amortization	57.8	3.8	8.9	24.7	95.2
Goodwill and asset impairments	376.7	0.4	0.2	8.3	385.6
Capital expenditures	56.8	4.2	4.5	13.0	78.5
Property and equipment, net	164.9	17.0	32.5	61.5	275.9
7.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2021, 2020 and 2019, were $4.5 million, $5.6 million and $6.0 million, respectively.
8.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include stock options, unvested restricted stock, and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. We have certain undistributed stock awards that participate in dividends on a non-forfeitable basis, however, their impact on earnings per share under the two-class method is negligible.
The following is a reconciliation of shares used in calculating basic and diluted net income (loss) per common share (in millions, except per share data):

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	Fiscal Year
	2021	2020	2019
Weighted-average common shares outstanding	72.6	65.0	87.5
Dilutive effect of stock options and restricted stock awards	—	—	—
Weighted-average diluted common shares	72.6	65.0	87.5

Anti-dilutive shares:
Restricted stock units	0.9	—	—
Restricted stock	0.4	1.6	1.9
Stock options	—	—	0.2
As of January 29, 2022, 8.9 million shares of our Class A common stock were directly registered with our transfer agent, ComputerShare.
9.    Asset Impairments
The following is a summary of our asset impairment charges, by reportable segment:

	United States	Canada	Australia	Europe	Total
Fiscal 2021
Store and other asset impairment charges	$0.2	$—	$—	$6.5	$6.7
Total	$0.2	$—	$—	$6.5	$6.7
Fiscal 2020
Intangible asset impairment charges	$0.5	$—	$—	$0.6	$1.1
Corporate aircraft impairment charges	3.2	—	—	—	3.2
Store and other asset impairment charges	7.6	0.1	—	3.5	11.2
Total	$11.3	$0.1	$—	$4.1	$15.5
Fiscal 2019
Intangible asset impairment charges	$2.3	$—	$—	$—	$2.3
Corporate aircraft impairment charges	8.7	—	—	—	8.7
Store and other asset impairment charges	1.8	0.4	0.2	8.3	10.7
Total	$12.8	$0.4	$0.2	$8.3	$21.7

See Note 11, "Intangible Assets," for information regarding our prior year intangible asset impairment charges.
Store and other asset impairment charges relate to our evaluation of store property, equipment and other assets in situations where an asset’s carrying value was not expected to be recovered by its future cash flows over its remaining useful life.
10.    Leases
In July of 2020, we sold, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. In connection with each of the sales, we leased-back from the applicable purchasers our corporate headquarters for an initial term of ten years and refurbishment center for an initial term of two years. The leaseback agreement for the corporate headquarters contains three renewal periods of five years each; we recognized only the initial term of the lease as part of our right-of-use asset and lease liability for the corporate headquarters. The annual rent for the corporate headquarters will start at $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses and will increase by 2.25% per year. In July 2021, we extended the term of the lease for our refurbishment center by three years through July 2025, with a five year renewal period. These leaseback agreements are accounted for as operating leases.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

With respect to the leaseback of the corporate headquarters, we agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure our lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, we recognized a contract asset for the same amount in prepaid expenses and other current assets on our Consolidated Balance Sheets, which represents the variable consideration on the purchase price. In 2021, we issued a letter of credit of $2.8 million and derecognized the contract asset. Upon delivering the letter of credit, we were entitled to a rent credit of an equivalent amount. This variable consideration was recognized in the total gain on sale of assets in our Consolidated Statements of Operations during the second quarter of 2020. The net proceeds from the sale of these assets were used for general corporate purposes.
In August 2020, we sold our Australian headquarters in Eagle Farm, Queensland to an unrelated party for approximately $27.0 million, net of costs to sell, and immediately leased back the facility for a term of ten years on market rate terms at an average annual base rent of $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses. Additionally, in September 2020, we sold our Canadian headquarters in Brampton, Ontario for approximately $16.7 million, net of costs to sell, and leased back the facility for a term of five years on market rate terms at an average annual base rent of $0.9 million, plus taxes, utilities, management fees and other operating and maintenance expenses. We recognized only the initial term of the lease as part of our right-of-use asset and lease liability for both the Australian and Canadian headquarters. The net proceeds from the sale of these assets were used for general corporate purposes.
As a result of these transactions, we recognized total gain on sale of assets of $32.4 million in our Consolidated Statements of Operations in fiscal 2020.
The following table presents rent expenses under operating leases:

	Fiscal Year	Fiscal Year
	2021	2020
Operating lease cost	$296.3	$311.5
Variable lease cost (1)	64.1	79.2
Total rent expense	$360.4	$390.7
(1)    Variable lease cost includes percentage rentals and variable executory costs.
We had cash outflows of $262.3 million and $251.4 million in fiscal 2021 and 2020, respectively, associated with operating leases included in the measurement of our lease liabilities and we recognized $205.4 million and $132.5 million of ROU assets in fiscal 2021 and 2020, respectively, that were obtained in exchange for operating lease obligations. In fiscal 2021, we recognized $1.3 million of store-level ROU asset impairment charges compared to $2.9 million of store-level ROU asset impairment charges in fiscal 2020.
The following table presents the weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities:

	January 29, 2022	January 30, 2021
Weighted-average remaining lease term (years) (1)	4.2	4.5
Weighted-average discount rate	4.3%	5.2%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of January 29, 2022 and January 30, 2021. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value of longer term leases.
The following table presents expected lease payments associated with our operating lease liabilities, excluding percentage rentals:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Period	Operating Leases(1)
Fiscal Year 2022	$244.0
Fiscal Year 2023	145.3
Fiscal Year 2024	98.0
Fiscal Year 2025	65.3
Fiscal Year 2026	42.5
Thereafter	69.4
Total remaining lease payments	664.5
Less: Interest	(60.0)
Present value of lease liabilities(2)	$604.5
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $210.7 million classified as current portion of operating lease liabilities and $393.7 million classified as long-term operating lease liabilities on our Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

11.    Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of our intangible assets:

	January 29, 2022			January 30, 2021
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade names	$5.3	$—	$5.3	$5.7	$—	$5.7
Intangible assets with finite lives:
Leasehold rights	74.7	(67.9)	6.8	93.3	(80.5)	12.8
Other	31.7	(31.7)	—	32.7	(32.7)	—
Total	$111.7	$(99.6)	$12.1	$131.7	$(113.2)	$18.5
___________________
(1)    The change in the gross carrying amount of intangible assets from January 30, 2021 to January 29, 2022 is due to the impact of exchange rate fluctuations.
Indefinite-lived Intangible Assets
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are subject to annual impairment testing. We test our indefinite-lived intangible assets on an annual basis during the fourth quarter or when circumstances indicate the carrying value might be impaired.
Our trade names consisted of Micromania, our retail operations business in France, which we acquired in 2008; and formerly ThinkGeek, a collectibles retailer, which we acquired in 2015. We no longer operate stores under the ThinkGeek brand. As a result of an impairment test performed during fiscal 2020, we recognized an impairment charge of $0.6 million and $0.5 million and related to our Micromania and ThinkGeek trade names, respectively.
As a result of impairment testing performed during fiscal 2019, we recognized an impairment charge of $2.3 million related to our ThinkGeek trade name. The impairment charge was primarily the result of increases in discount rate assumptions and downward revisions to our forecasted cash flows, consistent with those utilized in the valuation of our reporting units for goodwill impairment testing.
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
Other intangible assets include design portfolio and favorable leasehold interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition, which have been fully amortized. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. As of January 29, 2022, these amounts have been fully amortized.
As of January 29, 2022, the total weighted-average amortization period for our finite-lived intangible assets was approximately 7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2021, 2020 and 2019 was $3.6 million, $4.0 million and $5.4 million, respectively. The following table presents the estimated aggregate intangible asset amortization expense for the next five fiscal years:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Period	Projected Amortization Expense
Fiscal 2022	$2.1
Fiscal 2023	1.6
Fiscal 2024	1.3
Fiscal 2025	0.9
Fiscal 2026	0.6
12.    Fair Value Measurements and Financial Instruments
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
The following table presents our assets and liabilities measured at fair value on a recurring basis, which utilize Level 2 inputs:

	January 29, 2022	January 30, 2021
Assets:
Foreign currency contracts (1)	$3.8	$2.5
Company-owned life insurance(2)	0.6	2.7
Total assets	$4.4	$5.2
Liabilities:
Foreign currency contracts (3)	$0.4	$2.4
Nonqualified deferred compensation(3)	0.6	0.6
Total liabilities	$1.0	$3.0
___________________
(1)    Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)    Recognized in other non-current assets on our Consolidated Balance Sheets.
(3)    Recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
We use forward exchange contracts to manage currency risk primarily related to intercompany loans and third party accounts payable denominated in non-functional currencies. These foreign currency contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans denominated in foreign currencies. The total gross notional value of derivatives related to our foreign currency contracts was $169.3 million and $206.9 million as of January 29, 2022 and January 30, 2021, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents activity related to the trading of derivative instruments and the offsetting impact of related balances denominated in foreign currencies recognized in SG&A expenses in our Consolidated Statements of Operations:

	Fiscal Year
	2021	2020	2019
Gains (losses) on the changes in fair value of derivative instruments	$9.6	$(6.1)	$4.1
(Losses) gains on the re-measurement of related intercompany loans and third-party accounts payable denominated in foreign currencies	(13.0)	5.1	(3.1)
Net (losses) gains	$(3.4)	$(1.0)	$1.0

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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment and other intangible assets, which are remeasured when the estimated fair value is below its carrying value. For these assets, we do not adjust carrying value to fair value; rather, when we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value.
In fiscal 2021, we recognized impairment charges totaling $6.7 million associated with store-level assets to reflect their fair values of $7.8 million.
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
The fair value estimates of trade name intangibles and store-level property and equipment are based on significant unobservable inputs (Level 3) developed using company-specific information. These assets were valued using variations of the discounted cash flow method, which require assumptions associated with, among others, projected sales and cost estimates, capital expenditures, royalty rates, discount rates, terminal values and remaining useful lives. See Note 2, "Summary of Significant Accounting Policies," for additional information related to our valuation methods.
Other Fair Value Disclosures
The carrying values of our cash equivalents, net receivables, accounts payable and short-term borrowings approximate their fair values due to their short-term maturities.
As of January 29, 2022, our government-subsidized low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $44.6 million and a fair value of $37.7 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

13.    Accrued and Other Current Liabilities
The following table presents our accrued and other current liabilities:

	January 29, 2022	January 30, 2021
Customer-related liabilities	$247.5	$251.7
Deferred revenue	142.3	119.9
Employee benefits, compensation and related taxes	97.9	104.4
Checks and transfers yet to be presented for payment from zero balance cash accounts	5.3	4.1
Income and other taxes payable	30.7	47.1
Other accrued liabilities	145.2	99.6
Total accrued and other current liabilities	$668.9	$626.8

14.    Debt
The following table presents the carrying value of our debt:

	January 29, 2022	January 30, 2021
Revolving credit facility due 2022	$—	$25.0
French Term Loans	44.6	48.6
6.75% Senior Notes due 2021	—	73.2
10.00% Senior Notes due 2023	—	216.4
Less: Senior Notes unamortized debt financing costs	—	(0.5)
Total debt, net	$44.6	$362.7
Less: short-term debt and current portion of long-term debt(1)	(4.1)	(146.7)
Long-term debt, net	$40.5	$216.0
(1)    Represents the current portion of the French Term Loans and the 6.75% Senior Notes due due 2021 ("2021 Senior Notes"), net of the associated unamortized debt financing costs. Prior periods include loan advances under our then outstanding asset-based revolving credit facility due November 2022 ("2022 Revolver"). The revolving credit facility of 2026 has replaced the revolving credit facility of 2022.
2021 Debt Payments
On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under the 2022 Revolver.
On March 15, 2021, we repaid at maturity $73.2 million outstanding principal amount of our 2021 Senior Notes.
On April 30, 2021, we completed the voluntary early redemption of $216.4 million outstanding principal amount of our 10.00% Senior Notes due 2023 ("2023 Senior Notes"). This voluntary early redemption covered the entire amount of then outstanding 2023 Senior Notes, which represented all of our long-term debt as of the end of fiscal 2020. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid approximately $219.1 million in aggregate consideration, including accrued and unpaid interest. In connection with the voluntary early redemption of our 2023 Senior Notes, we paid a $17.8 million make-whole premium which is recognized in interest expense in our Consolidated Statements of Operations. Additionally, we accelerated amortization of $0.4 million deferred financing costs associated with our 2023 Senior Notes.
French Term Loans
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million, or $44.6 million, as of January 29, 2022. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. In connection with the extension, the interest rate increased from zero to 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Credit Facility
In November 2021 we entered into a credit agreement (the "Credit Agreement") for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. Borrowings under the 2026 Revolver accrue interest at an adjusted LIBOR rate plus an applicable margin (ranging from 1.25% to 1.50%) or an adjusted prime rate plus an applicable margin (ranging from 0.25% to 0.50%). The 2026 Revolver replaced the 2022 Revolver.
The obligations of the borrowers under the Credit Agreement are guaranteed by the Company and certain of its subsidiaries, subject to exceptions that, among other things, limit the ability of the Company’s foreign subsidiaries to guarantee obligations owing by the Company and its domestic subsidiaries. The obligations of the Company and each subsidiary of the Company that is a borrower and/or a guarantor under the Credit Agreement are secured by substantially all of the assets of the Company and each such subsidiary, subject to customary exceptions.
The Credit Agreement places certain restrictions on the Company and its subsidiaries, including, but not limited to, limitations on additional liens, investments, acquisitions, loans, guarantees, the incurrence of additional indebtedness, certain fundamental changes, certain dispositions, certain dividends and distributions, and certain related party transactions. The Credit Agreement also provides for customary events of default, including, but not limited to, payment defaults, breaches of covenants and certain events of bankruptcy, insolvency and reorganization. In addition, in the event that excess availability under the 2026 Revolver is at any time less than the greater of (1) $12.5 million or (2) 10% of the lesser of the total commitment or the borrowing base, we will be subject to a fixed charge coverage ratio covenant of 1.0:1.0 (the "Availability Reduction").
As of January 29, 2022, total availability under the 2026 Revolver, after giving effect to the Availability Reduction was $389.6 million, with no outstanding borrowings and outstanding standby letters of credit of $60.4 million.

Cash Paid for Interest
The following table presents cash paid for interest, net of interest income:

	Fiscal Year
	2021	2020	2019
Cash paid for interest	$18.3	$32.8	$43.5
Cash received for interest income	—	(1.4)	(9.2)
Cash paid for interest, net	$18.3	$31.4	$34.3

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

15.    Income Taxes
The following table presents the (benefit) provision for income taxes from continuing operations:

	Fiscal Year
	2021	2020	2019
Current tax (benefit) expense:
Federal	$(13.2)	$(154.9)	$(25.3)
State	7.6	(1.5)	1.5
Foreign	7.8	18.8	(0.1)
	2.2	(137.6)	(23.9)
Deferred tax (benefit) expense:
Federal	—	45.5	12.6
State	—	7.6	3.2
Foreign	(16.3)	29.2	45.7
	(16.3)	82.3	61.5
Total income tax (benefit) expense	$(14.1)	$(55.3)	$37.6
The following table presents the components of loss from continuing operations before income taxes:

	Fiscal Year
	2021	2020	2019
United States	$(362.7)	$(224.6)	$(352.8)
International	(32.7)	(45.3)	(74.0)
Total	$(395.4)	$(269.9)	$(426.8)
The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax (benefit) expense reported in our Consolidated Statements of Operations:

	Fiscal Year
	2021	2020	2019
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	3.1	5.0	(1.0)
Foreign income tax rate differential	0.4	(3.9)	(0.5)
Change in valuation allowance	(33.6)	(41.8)	(17.9)
Change in unrecognized tax benefits	(1.4)	—	3.4
Foreign tax credit	—	—	0.2
Withholding tax expense	(0.3)	(0.3)	(0.2)
Stock-based compensation	6.4	—	—
Impairment of goodwill	—	—	(15.4)
Nondeductible interest	—	—	(0.1)
U.S. impact of foreign operations	—	7.6	—
Incremental benefit of net operating loss carryback	3.6	23.5	—
Loss on worthless debt and related investment	5.5	10.7	—
Simply Mac loss on sale	—	—	1.6
Other (including permanent differences)(1)	(1.1)	(1.3)	0.1
	3.6%	20.5%	(8.8)%
___________________
(1) Other is comprised of numerous items, none of which is individually or in the aggregate greater than 5% of income tax expense calculated at the statutory rate.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Differences between financial accounting principles and tax laws cause differences between the bases of certain assets and liabilities for financial reporting purposes and tax purposes. The tax effects of these differences, to the extent they are temporary, are recorded as deferred tax assets and liabilities which are presented in the table below.

	January 29, 2022	January 30, 2021
Deferred tax asset:
Inventory	$8.6	$1.5
Deferred rents	0.9	2.1
Operating lease liabilities	180.0	212.3
Stock-based compensation	4.7	1.5
Net operating losses and other loss carryforwards	219.8	111.8
Customer liabilities	15.1	18.1
Credits	25.1	27.6
Accrued compensation	9.3	12.9
Intangible assets	25.5	29.8
Goodwill	0.9	1.2
Other	48.1	24.5
Total deferred tax assets	538.0	443.3
Valuation allowance	(338.3)	(225.7)
Total deferred tax assets, net	199.7	217.6
Deferred tax liabilities:
Property and equipment	(5.4)	(7.9)
Prepaid expenses	(0.9)	(2.0)
Operating lease right-of-use assets	(177.1)	(207.4)
Other	—	(0.3)
Total deferred tax liabilities	(183.4)	(217.6)
Net deferred tax assets	$16.3	$—
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$16.3	$—
Deferred income taxes - liabilities	$—	$—

During fiscal 2021, we increased our valuation allowances by approximately $128.9 million in various jurisdictions where it was determined that it was more likely than not that existing gross and/or net deferred tax assets would not be realized, primarily due to cumulative losses in those jurisdictions. We also decreased our valuation allowances by approximately $16.3 million in Australia and New Zealand where it was determined in the current period that it is more likely than not that deferred tax assets will be realized. As of January 29, 2022, we maintain full valuation allowances on our deferred tax assets in all jurisdictions except for Australia and New Zealand. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions in which we do business in future periods.
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

As of January 29, 2022, we have approximately $8.0 million of net operating loss carryforwards in various foreign jurisdictions that expire in years 2027 through 2042, as well as $363.1 million of foreign net operating loss carryforwards that have no expiration date. In addition, we have approximately $22.2 million of foreign tax credit carryforwards that expire in years 2024 through 2027. We also have approximately $56.1 million of U.S. federal net operating loss carryovers acquired through the ThinkGeek acquisition that will expire in years 2023 through 2035. Section 382 under the Internal Revenue Code imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change. The federal and state net operating loss carryovers acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have determined that these net operating loss carryforwards will be subject to future limitation. As of January 29, 2022 we have a $168.6 million U.S. federal income tax receivable resulting from the carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of January 29, 2022, the gross amount of unrecognized tax benefits was approximately $9.1 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $9.1 million, exclusive of any benefits related to interest and penalties.
The following table presents a reconciliation of the changes in the gross balances of unrecognized tax benefits:

	Fiscal Year
	2021	2020	2019
Beginning balance of unrecognized tax benefits	$5.7	$6.5	$22.5
Increases related to current period tax positions	4.0	—	0.4
Increases related to prior period tax positions	0.7	1.2	1.6
Decreases related to prior period tax positions	—	—	(10.2)
Reductions as a result of a lapse of the applicable statute of limitations	(0.8)	(0.6)	(4.3)
Reductions as a result of settlements with taxing authorities	(0.5)	(1.4)	(3.5)
Ending balance of unrecognized tax benefits	$9.1	$5.7	$6.5
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statement of Operations. As of January 29, 2022, January 30, 2021, and February 1, 2020, we had approximately $3.8 million, $3.4 million and $2.8 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $0.4 million of expense, $0.6 million of benefit and $2.6 million of benefit were recognized through income tax expense in fiscal 2021, 2020 and 2019, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 29, 2022.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of January 29, 2022 is not expected to be material to our financial statements.
Cash Paid for Income Taxes
The following table presents cash paid for income taxes, net of refunds:

	Fiscal Year
	2021	2020	2019
Cash paid for income taxes	$21.4	$8.3	$66.8
Cash refunds received	(4.5)	(57.4)	(15.7)
Cash paid (refunded) for income taxes, net	$16.9	$(49.1)	$51.1
Common16.     Commitments and Contingencies
Commitments
As of January 29, 2022, we had standby letters of credit outstanding in the amount of $92.4 million and other bank guarantees outstanding in the amount of $15.8 million, of which $46.1 million are cash collateralized.
As of January 29, 2022, we have purchase obligations of $699.7 million with payment dates through fiscal 2022 that represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
See Note 10, "Leases," for information regarding commitments related to our non-cancelable operating leases.
Legal Proceedings

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
17.    Common Stock and Share-Based Compensation
Common Stock
The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of Class A Common Stock will share in any dividend declared by our Board of Directors. In the event of our liquidation, dissolution or winding up, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock.
During 2021, we sold an aggregate of 8,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Consolidated Balance Sheets and SG&A expenses in our Consolidated Statements of Operations.
In fiscal 2021 and 2020, we had 77.2 million and 69.9 million shares of Class A Common Stock, including unvested restricted shares, legally issued and outstanding.
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
Stock Options
There were no options granted during fiscal 2021, 2020 and 2019. As of January 29, 2022, there were no outstanding and exercisable options.
There were no options exercised during fiscal 2021 and 138,480 options exercised during fiscal 2020. There was no intrinsic value of both options exercisable and options outstanding as of January 29, 2022.
Restricted Stock Units
Restricted Stock Units (RSUs) represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement. We grant RSUs to certain of our associates, officers and non-associate directors. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense on a straight-line basis over the vesting period. The weighted average grant date fair value per share of our RSUs granted during the year was $179.45 in 2021. RSUs granted in 2021 are not dividend eligible.
Restricted Stock Award
The fair value of restricted stock awards (RSAs) is recognized as compensation expense on a straight-line basis between the grant date and the date the RSAs become fully vested. We have granted RSAs to certain of our associates, officers and non-associate directors. We estimate the fair value of RSAs on the grant date based on the quoted market price of our common stock.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 11, 2022. In accordance with accounting guidance, the financial statement presentation excludes unvested shares of restricted Class A Common Stock, as restricted shares are treated as issued and outstanding for financial statement presentation purposes only after such shares have vested and, therefore, have ceased to be subject to a risk of forfeiture.
Time-based RSAs and RSUs generally vest in installments, generally over a three or four year period following the date of issuance, subject to continued service with us, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
Performance-based RSAs vest based on the achievement of certain performance measures. RSAs subject to performance measures may generally be earned in greater or lesser percentages if performance goals are exceeded or not achieved by specified amounts.
The following table presents a summary of our RSAs activity:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value	Shares(1)	Weighted- Average Grant Date Fair Value
Nonvested shares at January 30, 2021	3,005,950	$5.83	1,560,164	$6.79
Granted	185,743	$117.67	—	$—
Vested	(2,745,804)	$5.84	—	$—
Forfeited	(250,278)	$42.30	(1,367,029)	$7.09
Nonvested shares at January 29, 2022	195,611	$65.16	193,135	$4.66
_______________
(1) On March 11, 2022, the Company determined that the performance measures have not been achieved and the performance-based RSA shares have been forfeited.
The following table presents a summary of our RSUs activity:

	Time-Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 30, 2021	—	$—
Granted	1,001,565	179.45
Vested	(341)	204.36
Forfeited	(64,360)	197.15
Nonvested shares at January 29, 2022	936,864	$178.22
In fiscal 2021, 2020 and 2019, there were 1.3 million, 4.6 million and 3.4 million, respectively, of unvested restricted stock and restricted stock units.
In fiscal 2021, 2020 and 2019, we granted 185,743, 2,068,176 and 2,398,748 shares, respectively, of time-based restricted stock with weighted-average grant date fair values of $117.67, $4.65 and $8.05, respectively. In fcal 2020 and 2019, we granted 501,612 and 1,199,042 shares, respectively, of performance-based restricted stock with weighted-average grant date fair values of $4.58 and $7.95, respectively. There were no grants of performance-based restricted stock in fiscal 2021.
During fiscal 2021, 2020 and 2019, we included compensation expense relating to the grants of restricted share awards and units in the amounts of $30.5 million, $7.9 million and $8.9 million, respectively, in SG&A expenses in our Consolidated Statements of Operations. As of January 29, 2022, there was $10.3 million of unrecognized compensation expense related to nonvested time-based restricted shares that is expected to be recognized over a weighted-average period of 2.8 years. As of January 29, 2022, there was $151.2 million of unrecognized compensation expense related to nonvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 3.6 years.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The total income tax expense, inclusive of excess tax deficiencies and valuation allowances, associated with stock-based compensation was zero, $1.0 million and $1.2 million for fiscal 2021, 2020 and 2019, respectively. The total fair value of RSAs and RSUs vested, as of their respective vesting dates, was $16.8 million, $5.1 million, and $4.6 million during fiscal 2021, 2020 and 2019.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 29, 2022, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO". Based on such evaluation, the Company’s management concluded that as of January 29, 2022, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 29, 2022. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 29, 2022, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52 week period ended January 29, 2022, of the Company and our report dated March 17, 2022, expressed an unqualified opinion on those financial statements.
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
/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 17, 2022

ITEM 9B.    OTHER INFORMATION
On May 26, 2021, we received a request from the Staff of the SEC for the voluntary production of documents and information concerning an SEC investigation into the trading activity in our securities and the securities of other companies. On August 25, 2021, the SEC issued a subpoena calling for additional documents, as a follow up to the initial request. We are completing production of the requested documents and have been and intend to continue cooperating fully with the SEC Staff regarding this matter. This inquiry is not expected to adversely impact us.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer, any Senior Vice President or Vice President employed in a finance or accounting role and any managing director or finance director of all our foreign subsidiaries. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our associates. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2022 Annual Meeting of Stockholders to be held on or around June 2, 2022 which is to be filed with the SEC pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as a part of this Form 10-K
(1)Index to Consolidated Financial Statements
Our consolidated financial statements, together with the report of Deloitte & Touche LLP, our independent registered public accounting firm, are included in Part II, Item 8 of this Form 10-K.
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended January 29, 2022, 52 weeks ended January 30, 2021 and the 52 weeks ended February 1, 2020 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. Other schedules have been omitted because they are not applicable.
Schedule II — Valuation and Qualifying Accounts
For fiscal years 2021, 2020 and 2019:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
Fiscal year 2021	$45.2	$26.9	$21.2	$(58.7)	$34.6
Fiscal year 2020	$58.0	$25.5	$15.1	$(53.4)	$45.2
Fiscal year 2019(2)	$69.4	$35.4	$20.5	$(67.3)	$58.0
Valuation Allowance for Deferred Tax Assets
Fiscal year 2021	$225.7	$128.9	$—	$(16.3)	$338.3
Fiscal year 2020	$112.7	$113.0	$—	$—	$225.7
Fiscal year 2019	$32.9	$83.1	$—	$(3.3)	$112.7
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.
(2)    The fiscal year 2019 includes the disposition of $0.3 million of Simply Mac inventory reserves as of the date of the sale. Simply Mac was sold in September 2019.

(b)    Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Description of Securities	Annual Report on Form 10-K for the fiscal year ended February 1, 2020	March 27, 2020

10.1*	Letter Agreement, dated June 9, 2021, between GameStop Corp. and Matthew Furlong.	Current Report on Form 8-K	June 9, 2021

10.2*	Letter Agreement, dated June 9, 2021, between GameStop Corp. and Mike Recupero.	Current Report on Form 8-K	June 9, 2021

10.3*	Letter Agreement dated June 23, 2020 between GameStop Corp. and Diana Saadeh-Jajeh.	Current Report on Form 8-K	July 2, 2020

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.4*	Employment Agreement between George Sherman and the Company dated March 21, 2019	Current Report on Form 8-K	March 21, 2019

10.5*	Employment Agreement between James A. Bell and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.6*	Employment Agreement between Frank M. Hamlin and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.7*	Employment Agreement between Chris R. Homeister and the Company dated May 30, 2019	Current Report on Form 8-K	May 30, 2019

10.8*	Employment Agreement between Jenna Owens and the Company dated March 23, 2021	Current Report on Form 8-K	March 23, 2021

10.9*	Transition and Separation Agreement, between GameStop Corp. and George E. Sherman, dated April 18, 2021	Current Report on Form 8-K	April 19, 2021

10.10*	Transition and Separation Agreement between GameStop Corp. and James A. Bell, dated February 23, 2021	Current Report on Form 8-K	February 23, 2021

10.11*	Transition and Separation Agreement between GameStop Corp. and Frank M. Hamlin, dated March 21, 2021	Current Report on Form 8-K	March 23, 2021

10.12*	Transition and Separation Agreement between GameStop Corp. and Chris R. Homeister, dated April 28, 2021	Current Report on Form 8-K	April 30, 2021

10.13
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
		Current Report on Form 8-K	November 4. 2021

10.14	Protocol Services and License Agreement, by and among immutable X and GameStop Corp.	Current Report on Form 8-K	February 3. 2022

10.15	Grant Agreement, dated January 28, 2022, by and among Digital Worlds NFTs LTD and GameStop Corp	Current Report on Form 8-K	February 3, 2022

10.16*	Amended and Restated 2011 Incentive Plan	Current Report on Form 8-K	June 27, 2013

10.17*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.18*	Form of Long-Term Incentive Award Agreement.(2011 Plan)	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.19	Open Market Sale AgreementSM, dated December 8, 2020, by and among GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

10.20	Agreement, dated as of January 10, 2021, by and among GameStop Corp., RC Ventures LLC and Ryan Cohen	Current Report on Form 8-K	January 11, 2021

10.21*	Form of Restricted Stock Unit Award Agreement.(2019 Plan)	Filed herewith.

21.1	Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

By:	/s/ MATTHEW FURLONG
Matthew Furlong
Chief Executive Officer
Date: March 17, 2022
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MATTHEW FURLONG	Chief Executive Officer and Director	March 17, 2022
Matthew Furlong	(Principal Executive Officer)

/s/ MICHAEL RECUPERO	Chief Financial Officer	March 17, 2022
Michael Recupero	(Principal Financial Officer)

/s/ DIANA SAADEH-JAJEH	Senior Vice President, Chief Accounting Officer	March 17, 2022
Diana Saadeh-Jajeh	(Principal Accounting Officer)

/s/ ALAN ATTAL	Director	March 17, 2022
Alan Attal

/s/ LARRY CHENG	Director	March 17, 2022
Larry Cheng

/s/ RYAN COHEN	Director	March 17, 2022
Ryan Cohen

/s/ JIM GRUBE	Director	March 17, 2022
Jim Grube

/s/ YANG XU	Director	March 17, 2022
Yang Xu