Form 10-Q
period 2022-04-30
GameStop Corp.
filed 2022-06-01
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of May 26, 2022: 76,129,034

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	April 30, 2022	May 1, 2021	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,035.0	$694.7	$1,271.4
Restricted cash	33.3	57.4	33.1
Receivables, net of allowance of $3.5, $3.7 and $3.3, respectively	103.4	102.1	141.1
Merchandise inventories	917.6	570.9	915.0
Prepaid expenses and other current assets	240.3	232.1	238.2
Total current assets	2,329.6	1,657.2	2,598.8
Property and equipment, net of accumulated depreciation of $993.6, $1,109.9, and $1,029.8, respectively	157.4	192.6	163.6
Operating lease right-of-use assets	568.7	654.2	586.6
Deferred income taxes	16.7	—	16.3
Long-term restricted cash	15.3	18.7	15.4
Other noncurrent assets	37.8	40.0	118.6
Total assets	$3,125.5	$2,562.7	$3,499.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$386.8	$388.6	$471.0
Accrued liabilities and other current liabilities	533.3	561.8	668.9
Current portion of operating lease liabilities	200.3	219.4	210.7
Current portion of long-term debt	6.5	48.1	4.1
Total current liabilities	1,126.9	1,217.9	1,354.7
Long-term debt	35.7	—	40.5
Operating lease liabilities	374.5	445.0	393.7
Other long-term liabilities	137.7	20.3	107.9
Total liabilities	1,674.8	1,683.2	1,896.8
Stockholders’ equity:
Class A common stock — $.001 par value; 300 shares authorized; 75.9, 69.3 and 75.9 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,587.5	518.5	1,577.5
Accumulated other comprehensive loss	(72.6)	(47.2)	(68.7)
Retained (loss) earnings	(64.3)	408.1	93.6
Total stockholders’ equity	1,450.7	879.5	1,602.5
Total liabilities and stockholders’ equity	$3,125.5	$2,562.7	$3,499.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net sales	$1,378.4	$1,276.8
Cost of sales	1,079.9	946.7
Gross profit	298.5	330.1
Selling, general and administrative expenses	452.2	370.3
Asset impairments	—	0.6
Operating loss	(153.7)	(40.8)
Interest expense, net	0.7	24.7
Loss before income taxes	(154.4)	(65.5)
Income tax expense	3.5	1.3
Net loss	$(157.9)	$(66.8)

Net loss per share:
Basic	$(2.08)	$(1.01)
Diluted	(2.08)	(1.01)

Weighted-average shares outstanding:
Basic	75.9	66.0
Diluted	75.9	66.0

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Net loss	$(157.9)	$(66.8)
Other comprehensive loss:
Foreign currency translation adjustment	(3.9)	2.1
Total comprehensive loss	$(161.8)	$(64.7)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 30, 2022	May 1, 2021
Cash flows from operating activities:
Net loss	$(157.9)	$(66.8)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	17.1	18.7
Stock-based compensation expense	11.1	5.7
Gain on sale of digital assets	(6.9)	—
Digital asset impairments	33.7	—
Asset impairments	—	0.6
Loss on disposal of property and equipment, net	0.4	0.4
Loss on retirement of debt	—	18.2
Other, net	(4.8)	(0.5)
Changes in operating assets and liabilities:
Receivables, net	36.3	3.1
Merchandise inventories	(9.9)	32.4
Prepaid expenses and other assets	(30.3)	(2.9)
Prepaid income taxes and income taxes payable	3.5	(1.2)
Accounts payable and accrued liabilities	(179.8)	(11.4)
Operating lease right-of-use assets and lease liabilities	(16.4)	(15.0)
Changes in other long-term liabilities	—	(0.1)
Net cash flows used in operating activities	(303.9)	(18.8)
Cash flows from investing activities:
Proceeds from sale of digital assets	76.9	—
Capital expenditures	(10.8)	(14.7)
Net cash flows provided by (used in) investing activities	66.1	(14.7)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	551.7
Repayments of revolver borrowings	—	(25.0)
Payments of senior notes	—	(307.4)
Settlement of stock-based awards	(1.1)	(49.9)
Other	—	(0.1)
Net cash flows (used in) provided by financing activities	(1.1)	169.3
Exchange rate effect on cash, cash equivalents and restricted cash	2.6	—
(Decrease) increase in cash, cash equivalents and restricted cash	(236.3)	135.8
Cash, cash equivalents and restricted cash at beginning of period	1,319.9	635.0
Cash, cash equivalents and restricted cash at end of period	$1,083.6	$770.8

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	75.9	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	75.9	$0.1	$1,587.5	$(72.6)	$(64.3)	$1,450.7

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	65.3	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	3.5	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	0.5	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	69.3	$0.1	$518.5	$(47.2)	$408.1	$879.5

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)
1.    General Information
The Company
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games, entertainment products and technology through its ecommerce properties and stores.
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
The accompanying consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 29, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 (the “2021 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the three months ended April 30, 2022 are not indicative of our future results for the 52 weeks ending January 28, 2023. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 28, 2023 and January 29, 2022 consist of 52 weeks. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
2.    Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Note 2, "Summary of Significant Accounting Policies," in the 2021 Annual Report on Form 10-K. Included below are certain updates related to those policies.
Digital Assets
We account for digital assets in accordance with ASC 350, Intangibles-Goodwill and Other (Topic 350). Our digital assets are indefinite-lived intangible assets which are initially recorded at cost. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss equal to the difference will be recognized in selling, general and administrative ("SG&A") expenses in our Consolidated Statement of Operations. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Gains on the sale of digital assets, if any, will be recognized based on the fair value upon sale or disposal of the assets in SG&A expenses in our Consolidated Statement of Operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

In January 2022, we entered into a partnership with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which the Company was entitled to receive digital assets in the form of IMX tokens once certain milestones have been achieved. Upon entering the agreement, we recognized the fair value of noncurrent receivables and deferred income of $79.0 million. In February 2022, upon announcement of the agreement, we recognized the fair value of noncurrent receivables and deferred income of $31.7 million. Noncurrent receivables and deferred income are recognized in other noncurrent assets and other long-term liabilities, respectively, on our Consolidated Balance Sheets. Once the IMX tokens were received, we recorded the digital asset as an indefinite-lived intangible asset and derecognized the noncurrent receivable. The deferred income is recognized over the term of the agreement. During the first quarter of 2022, we recognized $13.9 million of income in SG&A expenses in our Consolidated Statement of Operations. In February 2022, we sold the digital assets related to this transaction and recognized a gain on sale of $6.9 million in SG&A expenses in our Consolidated Statement of Operations.
At-the-Market Equity Offering
During the three months ended May 1, 2021, we sold an aggregate of 3,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transaction"). We generated $556.7 million in aggregate gross proceeds from sales under the ATM Transaction and paid an aggregate of $5.0 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Consolidated Balance Sheets and SG&A expenses in our Consolidated Statements of Operations.
3.    Recently Adopted Accounting Standards
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
4.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended
	April 30, 2022	May 1, 2021
Hardware and accessories (1)	$673.8	$703.5
Software (2)	483.7	397.9
Collectibles	220.9	175.4
Total	$1,378.4	$1,276.8
__________________________________________________
(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics.
(2)    Includes sales of new and pre-owned gaming software, digital software, and PC entertainment software.
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
The following table presents our performance obligations:

	Three Months Ended
	April 30, 2022	May 1, 2021
Unredeemed customer liabilities	$201.3	$200.3
Extended warranties	84.7	81.0
Subscription	44.0	41.3
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
The following table presents a rollforward of our contract liabilities:

	April 30, 2022	May 1, 2021
Contract liability beginning balance	$378.3	$348.2
Increase to contract liabilities (1)	207.0	208.7
Decrease to contract liabilities (2)	(253.5)	(234.5)
Other adjustments (3)	(1.8)	0.2
Contract liability ending balance	$330.0	$322.6
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the three months ended April 30, 2022, there were $27.3 million of gift cards redeemed that were outstanding as of January 29, 2022. During the three months ended May 1, 2021, there were $23.5 million of gift cards redeemed that were outstanding as of January 30, 2021.
(3)    Primarily includes foreign currency translation adjustments.
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
The following table presents our assets and liabilities measured at fair value on a recurring basis, which utilize Level 2 inputs:

	April 30, 2022	May 1, 2021	January 29, 2022
Assets
Foreign currency contracts(1)	$4.7	$2.7	$3.8
Company-owned life insurance(2)	0.5	2.8	0.6
Total assets	$5.2	$5.5	$4.4
Liabilities
Foreign currency contracts(3)	$—	$0.8	$0.4
Nonqualified deferred compensation(3)	0.5	0.6	0.6
Total liabilities	$0.5	$1.4	$1.0
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Consolidated Balance Sheets.
(3)    Recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease right-of-use ("ROU") assets and other intangible assets, including digital assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. Fair value of digital assets held are based on Level 2 inputs, as described above, and impairment losses for digital assets cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset.
During the three months ended April 30, 2022, we recognized impairment charges of $33.7 million associated with digital assets in SG&A expenses in our Consolidated Statements of Operations. These charges were recognized in the United States segment.
During the three months ended May 1, 2021, we recognized impairment charges totaling $0.6 million associated with store-level ROU assets to reflect their fair values in asset impairments in our Consolidated Statements of Operations. These charges were recognized in our United States segment.
The carrying values of our cash and cash equivalents, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
As of April 30, 2022, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $42.2 million and a fair value of $39.0 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

6.    Debt
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million, or $42.2 million, as of April 30, 2022. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. The interest rate is 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
As of April 30, 2022, May 1, 2021 and January 29, 2022 there was $42.2 million, $48.1 million and $44.6 million of outstanding debt, including $6.5 million, $48.1 million and $4.1 million of short-term and current debt, respectively, which represents the current portion of the French Term Loans.
7.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of April 30, 2022, we had approximately $14.4 million of outstanding letters of credit and bank guarantees under these facilities.
During the three months ended April 30, 2022, there were no material changes to our commitments as disclosed in our 2021 Annual Report on Form 10-K except as discussed in Note 6, "Debt."
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended
	April 30, 2022	May 1, 2021
Weighted-average common shares outstanding	75.9	66.0
Dilutive effect of restricted stock awards	—	—
Weighted-average diluted common shares	75.9	66.0

Anti-dilutive shares:
Restricted stock units	1.2	—
Restricted stock	0.2	2.6
As of April 30, 2022 and May 1, 2021 there were 1.4 million and 2.6 million, respectively, of unvested restricted stock and restricted stock units. As of April 30, 2022 and May 1, 2021 there were 77.3 million and 71.9 million, respectively, of shares of Class A common stock that are legally issued and outstanding or are unvested restricted share units that represent a right to one share of Class A Common Stock.
As of April 30, 2022, 12.7 million shares of our Class A common stock were directly registered with our transfer agent.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate offices in the United States. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three months ended April 30, 2022 and May 1, 2021.

	United States	Canada	Australia	Europe	Consolidated
Three months ended April 30, 2022
Net sales	$995.3	$76.9	$126.7	$179.5	$1,378.4
Operating loss	(144.2)	(1.1)	1.6	(10.0)	(153.7)
Three months ended May 1, 2021
Net sales	$966.3	$61.9	$114.8	$133.8	$1,276.8
Operating loss	(3.6)	(2.9)	(0.4)	(33.9)	(40.8)

10.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. As of April 30, 2022, we have a $168.6 million U.S. federal income tax receivable resulting from the carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
Our interim tax provision is determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that may occur during the first quarter.
We recognized an income tax expense of $3.5 million, or (2.3)%, for the three months ended April 30, 2022 compared to an income tax expense of $1.3 million, or (2.0)%, for the three months ended May 1, 2021. Our effective income tax rate for both periods is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our Annual Report on Form 10-K for the year ended January 29, 2022, including the disclosures under Part I, Item 1A, "Risk Factors."
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its ecommerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2023 and the fiscal year ended January 29, 2022 each consist of 52 weeks. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
BUSINESS PRIORITIES
GameStop is on a strategic path to fully leverage our unique position and brand in gaming. GameStop is focused on transforming into a customer-obsessed technology company to delight gamers and is actively focused on efforts to (1) establish ecommerce excellence (2) expand our selection to deliver a market-leading offering in gaming & entertainment, (3) leverage existing strengths and assets, and (4) invest in new growth opportunities.
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
In May 2022, we announced the launch of our digital asset wallet to allow gamers and others to store, send, receive and use cryptocurrencies and non-fungible tokens (“NFTs”) across decentralized apps. The wallet represents our first step into blockchain technology products, and will also enable transactions on GameStop’s NFT marketplace when it launches in the second quarter of 2022.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	April 30, 2022		May 1, 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,378.4	100.0%	$1,276.8	100.0%	$101.6	8.0%
Cost of sales	1,079.9	78.3	946.7	74.1	133.2	14.1
Gross profit	298.5	21.7	330.1	25.9	(31.6)	(9.6)
Selling, general and administrative expenses	452.2	32.8	370.3	29.0	81.9	22.1
Asset impairments	—	—	0.6	—	(0.6)	(100.0)
Operating loss	(153.7)	(11.1)	(40.8)	(3.1)	(112.9)	(276.7)
Interest expense, net	0.7	0.1	24.7	2.0	(24.0)	(97.2)
Loss before income taxes	(154.4)	(11.2)	(65.5)	(5.1)	(88.9)	(135.7)
Income tax expense	3.5	0.3	1.3	0.1	2.2	169.2
Net loss	$(157.9)	(11.5)%	$(66.8)	(5.2)%	$(91.1)	(136.4)%
The Three Months Ended April 30, 2022 Compared to the Three Months Ended May 1, 2021
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended
	April 30, 2022		May 1, 2021		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$673.8	48.9%	$703.5	55.1%	$(29.7)	(4.2)%
Software	483.7	35.1	397.9	31.2	85.8	21.6
Collectibles	220.9	16.0	175.4	13.7	45.5	25.9
Total	$1,378.4	100.0%	$1,276.8	100.0%	$101.6	8.0%
The following table presents net sales by reportable segment:

	Three Months Ended
	April 30, 2022		May 1, 2021		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$995.3	72.2%	$966.3	75.7%	$29.0	3.0%
Canada	76.9	5.6	61.9	4.8	15.0	24.2
Australia	126.7	9.2	114.8	9.0	11.9	10.4
Europe	179.5	13.0	133.8	10.5	45.7	34.2
Total	$1,378.4	100.0%	$1,276.8	100.0%	$101.6	8.0%
For the first quarter of 2022, net sales increased $101.6 million or 8.0% compared to the same prior year period. During the first quarter of 2022, net sales in our United States, Canada, Europe, and Australia segments increased by 3.0%, 24.2%, 34.2%, 10.4%, respectively, when compared to the same period last year. Our increase in net sales for the first quarter of 2022 was primarily attributable to the demand of recent gaming software on Sony and Microsoft's platforms, the continued sell-through of the Nintendo gaming product lines, and growth in our PC gaming product category, partially offset by a decline in new gaming hardware sales due to supply chain constraints and consumer demand.
Gross Profit
Gross profit decreased $31.6 million, or 9.6% during the first quarter of 2022 compared to the same period last year. Gross profit as a percentage of net sales declined to 21.7%, or 420 basis points, compared to 25.9% in the prior year quarter. Our gross profit for fiscal 2022 reflects increased freight costs driven by supply chain disruptions, incremental inventory reserves, market pressures, and a shift in product mix towards higher dollar lower margin categories.

Selling, General and Administrative Expenses
Selling, general and administrative expenses ("SG&A") increased $81.9 million or 22.1% for the first quarter of 2022, compared to the same prior year period. SG&A expenses as a percentage of sales increased to 32.8% during the first quarter of 2022 compared to 29.0% during the first quarter of 2021. SG&A expenses as a percentage of sales increased primarily due to costs associated with our transformation into a technology company, which include increased labor costs as the Company in-sources talent, investments in technology to support growth, and expansion of fulfillment capabilities. We expect to continue to incur costs associated with our transformation initiatives. The increase is also attributable to the net impact of digital asset related activities, partially offset by the continued benefit from lower store occupancy costs as a percent of sales driven by our cost reduction initiatives in 2020 and 2021. These reduction initiatives include 132 permanent store closures since May 1, 2021.
Interest Expense, Net
During the first quarter of 2022, interest expense, net was $0.7 million, which decreased by $24.0 million compared to the same period in 2021 primarily due to our prior year repayment of the $73.2 million aggregate principal amount of our then outstanding 6.75 % Senior Notes due 2021 (the "2021 Senior Notes") and the remaining $216.4 million aggregate principal amount of our then outstanding 10% Senior Notes due 2023 (the "2023 Senior Notes").
Income Tax Expense
We recognized income tax expense of $3.5 million for the first quarter of 2022 compared to an income tax expense of $1.3 million for the same period in 2021. Our effective income tax rate decreased to (2.3)% for the first quarter of 2022 compared to (2.0)% for the first quarter of 2021. The decrease in the effective income tax rate compared to the prior year quarter was primarily due to a change in earnings mix.
See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 10, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of April 30, 2022, we had total unrestricted cash on hand of $1.0 billion and an additional $398.8 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under our then outstanding asset-based revolving credit facility (the "2022 Revolver").
During the three months ended May 1, 2021, we sold an aggregate of 3,500,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $556.7 million in aggregate gross proceeds from sales under the ATM Transactions, and paid an aggregate of $5.0 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Consolidated Balance Sheets and selling, general and administration expenses in our Consolidated Statements of Operations. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, and capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. In the second quarter of 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($42.2 million as of April 30, 2022) were extended for five years.
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

In November 2021 we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"), and includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. As of the end of the first quarter of 2022, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $398.8 million. As of April 30, 2022, no loan amounts were outstanding under the 2026 Revolver and $51.2 million of standby letters of credit were issued and undrawn under the 2026 Revolver.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of April 30, 2022, we had $14.4 million of outstanding letters of credit and other bank guarantees under facilities outside of the 2026 Revolver.
Cash Flows

	Three months ended
	April 30, 2022	May 1, 2021	Change
Cash used in operating activities	$(303.9)	$(18.8)	$(285.1)
Cash provided by (used in) investing activities	66.1	(14.7)	80.8
Cash (used in) provided by financing activities	(1.1)	169.3	(170.4)
Exchange rate effect on cash, cash equivalents and restricted cash	2.6	—	2.6
(Decrease) increase in cash, cash equivalents and restricted cash	$(236.3)	$135.8	$(372.1)
Operating Activities
During the three months ended April 30, 2022, cash flows from operating activities were an outflow of $303.9 million, compared with an outflow of $18.8 million during the same period last year. Cash used in operating activities was primarily due to a $179.8 million decrease in trade payables and customer liabilities for the pay down of merchandise inventory purchases. Cash used in operating activities during the three months ended May 1, 2021 was primarily impacted by the $17.8 million make-whole premium related to the early redemption of the outstanding balance of the 2023 Senior Notes, and stock-based compensation.
Investing Activities
Cash flows from investing activities were an inflow of $66.1 million during the three months ended April 30, 2022 compared to an outflow of $14.7 million during the same period last year. Cash provided by investing activities during the three months ended April 30, 2022 was primarily attributable to proceeds from the sale of digital assets, partially offset by technological investments, and investments in two new fulfillment centers. Cash used in investing activities during the three months ended May 1, 2021 was primarily attributable to higher capital expenditures.
Financing Activities
Cash flows from financing activities were an outflow of $1.1 million during the three months ended April 30, 2022 compared to an inflow of $169.3 million during the comparable prior year period. Cash used in financing activities during the three months ended April 30, 2022 was primarily attributable to settlement of stock-based awards.Cash provided by financing activities during the three months ended May 1, 2021 was due to $551.7 million in aggregate proceeds from the sale of shares of common stock in the ATM Offering (net of approximately $5.0 million of commissions). We completed the voluntary redemption of our then outstanding 2023 Senior Notes for an aggregate of $234.2 million (inclusive of a $17.8 million make-whole premium) and repaid $73.2 million to retire at maturity our then outstanding 2021 Senior Notes. We also repaid $25.0M of our then outstanding borrowing under the 2022 Revolver.
CRITICAL ACCOUNTING POLICIES
Our consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2021 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 3 , "Recently Adopted Accounting Standards" to our consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our consolidated financial statements.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of April 30, 2022 other than those disclosed in Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 6, "Debt" and Note 7, "Commitments and Contingencies" of our consolidated financial statements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in our 2021 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of April 30, 2022 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There has not been any change in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Item 1 of Part I, "Notes to the Consolidated Financial Statements", Note 7 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those described in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended January 29, 2022, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock. There have been no material changes to our risk factors since our 2021 Annual Report on Form 10-K.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
On May 26, 2021, we received a request from the Staff of the SEC for the voluntary production of documents and information concerning an SEC investigation into the trading activity in our securities and the securities of other companies. On August 25, 2021, the SEC issued a subpoena calling for additional documents, as a follow up to the initial request. We have completed production of the requested documents and have been and intend to continue cooperating fully with the SEC Staff regarding this matter. This inquiry is not expected to adversely impact us.

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

GAMESTOP CORP.

Date: June 1, 2022	By:	/s/ Michael Recupero
Michael Recupero
Chief Financial Officer