Form 10-Q
period 2022-07-30
GameStop Corp.
filed 2022-09-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 30, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 1, 2022: 304,529,721

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	July 30, 2022	July 31, 2021	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$908.9	$1,720.4	$1,271.4
Receivables, net of allowance of $3.5, $3.7 and $3.3, respectively	99.6	68.5	141.1
Merchandise inventories	734.8	596.4	915.0
Prepaid expenses and other current assets	275.9	271.7	271.3
Total current assets	2,019.2	2,657.0	2,598.8
Property and equipment, net of accumulated depreciation of $990.1, $1,113.7, and $1,029.8, respectively	146.8	186.6	163.6
Operating lease right-of-use assets	554.3	645.2	586.6
Deferred income taxes	16.7	—	16.3
Other noncurrent assets	62.5	57.0	134.0
Total assets	$2,799.5	$3,545.8	$3,499.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$217.4	$409.7	$471.0
Accrued liabilities and other current liabilities	512.1	563.1	668.9
Current portion of operating lease liabilities	194.0	221.5	210.7
Current portion of long-term debt	8.9	—	4.1
Total current liabilities	932.4	1,194.3	1,354.7
Long-term debt	32.1	47.5	40.5
Operating lease liabilities	367.4	432.0	393.7
Other long-term liabilities	124.1	20.0	107.9
Total liabilities	1,456.0	1,693.8	1,896.8
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 304.0, 303.6 and 303.6 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,593.4	1,561.7	1,577.5
Accumulated other comprehensive loss	(77.0)	(56.3)	(68.7)
Retained (loss) earnings	(173.0)	346.5	93.6
Total stockholders’ equity	1,343.5	1,852.0	1,602.5
Total liabilities and stockholders’ equity	$2,799.5	$3,545.8	$3,499.3

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net sales	$1,136.0	$1,183.4	$2,514.4	$2,460.2
Cost of sales	853.8	862.5	1,933.7	1,809.2
Gross profit	282.2	320.9	580.7	651.0
Selling, general and administrative expenses	387.5	378.9	839.7	749.2
Asset impairments	2.5	—	2.5	0.6
Operating loss	(107.8)	(58.0)	(261.5)	(98.8)
Interest (income) expense, net	(0.3)	0.5	0.4	25.2
Loss before income taxes	(107.5)	(58.5)	(261.9)	(124.0)
Income tax expense	1.2	3.1	4.7	4.4
Net loss	$(108.7)	$(61.6)	$(266.6)	$(128.4)

Net loss per share:
Basic	$(0.36)	$(0.21)	$(0.88)	$(0.46)
Diluted	(0.36)	(0.21)	(0.88)	(0.46)

Weighted-average shares outstanding:
Basic	304.2	290.4	304.0	277.2
Diluted	304.2	290.4	304.0	277.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Net loss	$(108.7)	$(61.6)	$(266.6)	$(128.4)
Other comprehensive loss:
Foreign currency translation adjustment	(4.4)	(9.1)	(8.3)	(7.0)
Total comprehensive loss	$(113.1)	$(70.7)	$(274.9)	$(135.4)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 30, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(266.6)	$(128.4)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	32.4	36.3
Stock-based compensation expense	18.9	14.5
Gain on sale of digital assets	(6.9)	—
Digital asset impairments	33.7	—
Asset impairments	2.5	0.6
Loss on disposal of property and equipment, net	1.6	0.5
Loss on retirement of debt	—	18.2
Other, net	(5.0)	(0.6)
Changes in operating assets and liabilities:
Receivables, net	39.3	36.2
Merchandise inventories	169.6	1.2
Prepaid expenses and other assets	(27.4)	(4.0)
Prepaid income taxes and income taxes payable	0.9	(13.8)
Accounts payable and accrued liabilities	(384.0)	25.2
Operating lease right-of-use assets and lease liabilities	(15.8)	(16.1)
Changes in other long-term liabilities	(0.5)	(0.1)
Net cash flows used in operating activities	(407.3)	(30.3)
Cash flows from investing activities:
Proceeds from sale of digital assets	77.3	—
Capital expenditures	(31.3)	(28.2)
Other	—	(0.1)
Net cash flows provided by (used in) investing activities	46.0	(28.3)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	1,672.8
Repayments of revolver borrowings	—	(25.0)
Payments of senior notes	—	(307.4)
Settlement of stock-based awards	(3.0)	(136.6)
Other	—	(0.1)
Net cash flows (used in) provided by financing activities	(3.0)	1,203.7
Exchange rate effect on cash, cash equivalents and restricted cash	1.4	(4.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(362.9)	1,140.6
Cash, cash equivalents and restricted cash at beginning of period	1,319.9	635.0
Cash, cash equivalents and restricted cash at end of period	$957.0	$1,775.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	303.6	$0.1	$1,587.5	$(72.6)	$(64.3)	$1,450.7
Net loss	—	—	—	—	(108.7)	(108.7)
Foreign currency translation	—	—	—	(4.4)	—	(4.4)
Stock-based compensation expense	—	—	7.8	—	—	7.8
Settlement of stock-based awards	0.4	—	(1.9)	—	—	(1.9)
Balance at July 30, 2022	304.0	$0.1	$1,593.4	$(77.0)	$(173.0)	$1,343.5

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	261.2	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	14.0	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	2.0	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	277.2	$0.1	$518.5	$(47.2)	$408.1	$879.5
Net loss	—	—	—	—	(61.6)	(61.6)
Issuance of common stock, net of cost	20.0	—	1,121.1	—	—	1,121.1
Foreign currency translation	—	—	—	(9.1)	—	(9.1)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Settlement of stock-based awards	6.4	—	(86.7)	—	—	(86.7)
Balance at July 31, 2021	303.6	$0.1	$1,561.7	$(56.3)	$346.5	$1,852.0

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
We operate our business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these condensed consolidated financial statements refers to continuing operations unless otherwise noted.
Basis of Presentation and Consolidation
The condensed consolidated financial statements include our accounts and the accounts of our wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation. The condensed consolidated financial statements included herein reflect all adjustments (consisting only of normal, recurring adjustments) which are, in our opinion, necessary for a fair presentation of the information for the periods presented. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and the instructions to Quarterly Report on Form 10-Q and Article 10 of Regulation S-X. Accordingly, they exclude certain disclosures required under GAAP for complete consolidated financial statements.
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 29, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 (the “2021 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the six months ended July 30, 2022 are not indicative of our future results for the 52 weeks ending January 28, 2023. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 28, 2023 and January 29, 2022 consist of 52 weeks. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
Stock Split
On July 6, 2022, our Board of Directors declared a four-for-one stock split of our Class A common stock in the form of a stock dividend (the "Stock Split"). This dividend was distributed on July 21, 2022 to stockholders of record at the close of business on July 18, 2022. There was no net effect on total stockholders' equity, and the par value per share of our Class A stock remains unchanged at $0.001 per share after the Stock Split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
Use of Estimates
The preparation of the condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the amounts reported and disclosed in the condensed consolidated financial statements and accompanying footnotes. We regularly evaluate the estimates related to our assets and liabilities, contingent assets and liabilities, and the reported amounts of revenues and expenses. In preparing these condensed consolidated financial statements, we have made our best estimates and judgments of certain amounts recognized in the condensed consolidated financial statements, giving due consideration to materiality. Changes in the estimates and assumptions that we have used could have a significant impact on our financial results. Actual results could differ from those estimates.
2.    Summary of Significant Accounting Policies
There have been no material changes to our significant accounting policies included in Part II, Item 8 "Notes to Consolidated Financial Statements", Note 2, Summary of Significant Accounting Policies," in the 2021 Annual Report on Form 10-K. Included below are certain updates related to those policies.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Restricted Cash
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	July 30, 2022	July 31, 2021	January 29, 2022
Cash and cash equivalents	$908.9	$1,720.4	$1,271.4
Restricted cash(1)	33.1	36.7	33.1
Long-term restricted cash(2)	15.0	18.5	15.4
Total cash, cash equivalents and restricted cash	$957.0	$1,775.6	$1,319.9
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
Digital Assets
We account for digital assets in accordance with ASC 350, Intangibles-Goodwill and Other (Topic 350). Our digital assets are indefinite-lived intangible assets which are initially recorded at cost. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss equal to the difference will be recognized in selling, general and administrative ("SG&A") expenses in our Condensed Consolidated Statement of Operations. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Gains on the sale of digital assets, if any, will be recognized based on the fair value upon sale or disposal of the assets in SG&A expenses in our Condensed Consolidated Statement of Operations.
In January 2022, we entered into a partnership with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which the Company was entitled to receive digital assets in the form of IMX tokens once certain milestones have been achieved. Upon entering the agreement, we recognized the fair value of noncurrent receivables and deferred income of $79.0 million. In February 2022, upon announcement of the agreement, we recognized the fair value of noncurrent receivables and deferred income of $31.7 million. Noncurrent receivables and deferred income are recognized in other noncurrent assets and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets. Once the IMX tokens were received, we recorded the digital asset as an indefinite-lived intangible asset and derecognized the noncurrent receivable. The deferred income is recognized over the term of the agreement. During the three and six months ended July 30, 2022, we recognized $13.9 million and $27.8 million, respectively, of income in SG&A expenses in our Condensed Consolidated Statement of Operations. In February 2022, we sold the digital assets related to this transaction and recognized a gain on sale of $6.9 million in SG&A expenses in our Condensed Consolidated Statement of Operations.
During the three months ended July 30, 2022, we launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that will enable purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Condensed Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the condensed consolidated financial statements for the three and six months ended July 30, 2022.
At-the-Market Equity Offering
During the six months ended July 31, 2021, we sold an aggregate of 34,000,000 shares of our common stock under two at-the market equity offering programs (the "ATM Transactions"). We generated $1.683 billion in aggregate gross proceeds from sales under the ATM Transactions and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees are recognized in additional paid-in capital on our Condensed Consolidated Balance Sheets and SG&A expenses in our Condensed Consolidated Statements of Operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    New Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity's accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity's safeguarding activities. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the three months ended July 30, 2022, with no impact on our condensed consolidated financial statements.
4.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Hardware and accessories (1)	$596.4	$609.6	$1,270.1	$1,313.1
Software (2)	316.4	396.6	800.1	794.5
Collectibles	223.2	177.2	444.2	352.6
Total net sales	$1,136.0	$1,183.4	$2,514.4	$2,460.2
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	July 30, 2022	July 31, 2021
Unredeemed customer liabilities	$199.7	$209.0
Extended warranties	82.2	69.5
Magazine subscriptions	41.2	39.6
Total performance obligations	$323.1	$318.1
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
The following table presents a rollforward of our contract liabilities:

	July 30, 2022	July 31, 2021
Contract liability beginning balance	$378.3	$348.2
Increase to contract liabilities (1)	361.3	401.2
Decrease to contract liabilities (2)	(414.0)	(430.3)
Other adjustments (3)	(2.5)	(1.0)
Contract liability ending balance	$323.1	$318.1
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the six months ended July 30, 2022 and July 31, 2021, there were $37.4 million and $34.9 million of gift cards redeemed that were outstanding as of January 29, 2022 and January 30, 2021, respectively.
(3)    Primarily includes foreign currency translation adjustments.
5.    Fair Value Measurements
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our assets and liabilities measured at fair value on a recurring basis, which utilize Level 2 inputs:

	July 30, 2022	July 31, 2021	January 29, 2022
Assets
Foreign currency contracts(1)	$1.7	$2.2	$3.8
Company-owned life insurance(2)	0.5	2.8	0.6
Total assets	$2.2	$5.0	$4.4
Liabilities
Foreign currency contracts(3)	$—	$2.4	$0.4
Nonqualified deferred compensation(3)	0.5	0.6	0.6
Total liabilities	$0.5	$3.0	$1.0
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
(3)    Recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.
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
During the six months ended July 30, 2022, we recognized impairment charges of $33.7 million associated with digital assets in SG&A expenses in our Condensed Consolidated Statements of Operations. These charges were recognized in the United States segment.
During the six months ended July 30, 2022, we recognized impairment charges of $2.5 million associated with certain store-level intangible assets to reflect their fair values in our Condensed Consolidated Statements of Operations. These charges were recognized in our Europe segment. During the six months ended July 31, 2021, we recognized impairment charges of $0.6 million associated with store-level ROU assets to reflect their fair values in asset impairments in our Condensed Consolidated Statements of Operations. These charges were recognized in our United States segment.
The carrying values of our cash and cash equivalents, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
As of July 30, 2022, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $41.0 million and a fair value of $36.4 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
6.    Debt
As of July 30, 2022, July 31, 2021 and January 29, 2022, there was $41.0 million, $47.5 million and $44.6 million of outstanding debt. Total outstanding debt includes $8.9 million and $4.1 million of short-term debt as of July 30, 2022 and January 29, 2022, respectively, which represents the current portion of the French Term Loans. There was no short-term debt outstanding as of July 31, 2021.
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million, or $41.0 million, as of July 30, 2022. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. The interest rate is 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

7.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 30, 2022, we had approximately $14.0 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026.
During the six months ended July 30, 2022, there were no material changes to our commitments as disclosed in our 2021 Annual Report on Form 10-K except as discussed in Note 6, "Debt."
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	July 30, 2022	July 31, 2021	July 30, 2022	July 31, 2021
Weighted-average common shares outstanding	304.2	290.4	304.0	277.2
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average diluted common shares	304.2	290.4	304.0	277.2

Anti-dilutive shares:
Restricted stock units	5.2	1.2	5.2	1.2
Restricted stock	0.3	2.4	0.3	2.4
As of July 30, 2022 and July 31, 2021 there were 5.5 million and 3.6 million, respectively, of unvested restricted stock and restricted stock units. As of July 30, 2022 and July 31, 2021 there were 309.5 million and 306.0 million, respectively, of shares of Class A common stock that are legally issued and outstanding or are unvested restricted share units that represent a right to one share of Class A Common Stock.
As of July 30, 2022, 71.3 million shares of our Class A common stock were directly registered with our transfer agent.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate offices in the United States. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before intercompany royalty fees, net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended July 30, 2022 and July 31, 2021.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended July 30, 2022
Net sales	$793.4	$62.3	$113.9	$166.4	$1,136.0
Operating (loss) earnings	(87.9)	(2.3)	0.7	(18.3)	(107.8)
Three Months Ended July 31, 2021
Net sales	$795.1	$62.8	$131.1	$194.4	$1,183.4
Operating (loss) earnings	(50.2)	(0.8)	3.6	(10.6)	(58.0)

	United States	Canada	Australia	Europe	Consolidated
Six Months Ended July 30, 2022
Net sales	$1,788.8	$139.2	$240.5	$345.9	$2,514.4
Operating (loss) earnings	(232.1)	(3.4)	2.3	(28.3)	(261.5)
Six Months Ended July 31, 2021
Net sales	$1,761.4	$124.7	$246.0	$328.1	$2,460.2
Operating (loss) earnings	(53.8)	(3.7)	3.2	(44.5)	(98.8)
10.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. As of July 30, 2022, we have a $168.6 million U.S. federal income tax receivable resulting from the carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the second quarter and six months ended June 30, 2022.
We recognized an income tax expense of $1.2 million, or (1.1)%, for the three months ended July 30, 2022 compared to an income tax expense of $3.1 million, or (5.3)%, for the three months ended July 31, 2021. Our effective income tax rate for both periods is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized an income tax expense of $4.7 million, or (1.8)%, for the six months ended July 30, 2022 compared to an income tax expense of $4.4 million, or (3.5)%, for the six months ended July 31, 2021. Our effective income tax rate for both periods is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2021 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors."
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its ecommerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2023 and the fiscal year ended January 29, 2022 each consist of 52 weeks. All three and six month periods presented herein contain 13 and 26 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
BUSINESS PRIORITIES
GameStop is on a strategic path to fully leverage our unique position and brand in gaming. GameStop is focused on transforming into a customer-obsessed technology-led company to delight gamers and is actively focused on efforts to (1) establish omnichannel retail excellence, (2) expand our selection to deliver a market-leading offering in gaming & entertainment, (3) leverage existing strengths and assets, and (4) invest in new growth opportunities.
We are taking steps that include:
•Increasing the size of our addressable market by offering vast product selection and growing our product catalog across PC gaming, collectibles, consumer electronics, toys, augmented reality, virtual reality, blockchain technology, and other categories that represent the natural extensions of our business;
•Building a superior customer experience supported by a seamless in-store and ecommerce experience with speedy delivery to our customers;
•Strengthening technology capabilities by investing in new systems, modernized ecommerce assets, an experienced talent base, and launching new technology products.
•Improving margins through operational discipline and accelerated growth in higher margin collectibles and pre-owned product categories while building critical mass in new business initiatives; and
•Ensuring cost structure is sustainable relative to our revenue performance by aligning expenses to the size and growth of our business, including taking steps to optimize our workforce to operate nimbly and support our transformation needs.
By executing on these priorities, we will create a compelling experience for customers and be positioned to invest pragmatically and opportunistically in growth initiatives while focusing on maintaining a strong balance sheet. In connection with our cost reduction efforts, we expect to see favorable impacts to our selling, general and administrative expenses. We believe these efforts are critical to achieve sustained profitability to enable long-term value creation for our stockholders.

In May 2022, we announced the launch of our non-custodial digital asset wallet to allow gamers and others to store, send, receive, and use cryptocurrencies and non-fungible tokens (“NFTs”) across decentralized apps. In July 2022, we launched our NFT marketplace to allow gamers, creators, collectors and others to buy, sell and trade NFTs. Our NFT marketplace enables parties to own their digital assets, which are represented and secured on the blockchain, and allows parties to connect to their own digital asset wallets to enable transactions. Over time, the marketplace will expand functionality to encompass additional categories such as Web3 gaming, more creators and other Ethereum environments.
CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	July 30, 2022		July 31, 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,136.0	100.0%	$1,183.4	100.0%	$(47.4)	(4.0)%
Cost of sales	853.8	75.2	862.5	72.9	(8.7)	(1.0)
Gross profit	282.2	24.8	320.9	27.1	(38.7)	(12.1)
Selling, general and administrative expenses	387.5	34.1	378.9	32.0	8.6	2.3
Asset impairments	2.5	0.2	—	—	2.5	100.0
Operating loss	(107.8)	(9.5)	(58.0)	(4.9)	(49.8)	(85.9)
Interest (income) expense, net	(0.3)	—	0.5	—	(0.8)	160.0
Loss before income taxes	(107.5)	(9.5)	(58.5)	(4.9)	(49.0)	83.8
Income tax expense	1.2	0.1	3.1	0.3	(1.9)	61.3
Net loss	$(108.7)	(9.6)%	$(61.6)	(5.2)%	$(47.1)	(76.5)%

	Six Months Ended
	July 30, 2022		July 31, 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$2,514.4	100.0%	$2,460.2	100.0%	$54.2	2.2%
Cost of sales	1,933.7	76.9	1,809.2	73.5	124.5	6.9
Gross profit	580.7	23.1	651.0	26.5	(70.3)	(10.8)
Selling, general and administrative expenses	839.7	33.4	749.2	30.5	90.5	12.1
Asset impairments	2.5	0.1	0.6	—	1.9	316.7
Operating loss	(261.5)	(10.4)	(98.8)	(4.0)	(162.7)	(164.7)
Interest expense, net	0.4	—	25.2	1.0	(24.8)	(98.4)
Loss before income taxes	(261.9)	(10.4)	(124.0)	(5.0)	(137.9)	(111.2)
Income tax expense	4.7	0.2	4.4	0.2	0.3	6.8
Net loss	$(266.6)	(10.6)%	$(128.4)	(5.2)%	$(138.2)	(107.6)%
The Three and Six Months Ended July 30, 2022 Compared to the Three and Six Months Ended July 31, 2021
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended				Six Months Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$596.4	52.5%	$609.6	51.5%	$1,270.1	50.5%	$1,313.1	53.4%
Software	316.4	27.9	396.6	33.5	800.1	31.8	794.5	32.3
Collectibles	223.2	19.6	177.2	15.0	444.2	17.7	352.6	14.3
Total net sales	$1,136.0	100.0%	$1,183.4	100.0%	$2,514.4	100.0%	$2,460.2	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Six Months Ended
	July 30, 2022		July 31, 2021		July 30, 2022		July 31, 2021
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$793.4	69.9%	$795.1	67.2%	$1,788.8	71.1%	$1,761.4	71.6%
Canada	62.3	5.5	62.8	5.3	139.2	5.5	124.7	5.1
Australia	113.9	10.0	131.1	11.1	240.5	9.6	246.0	10.0
Europe	166.4	14.6	194.4	16.4	345.9	13.8	328.1	13.3
Total net sales	$1,136.0	100.0%	$1,183.4	100.0%	$2,514.4	100.0%	$2,460.2	100.0%
Net sales decreased $47.4 million or 4.0% and increased $54.2 million or 2.2%, respectively, for the three and six months ended July 30, 2022 compared to the prior year.
During the three months ended July 30, 2022, net sales in our United States, Canada, Europe, and Australia segments decreased by 0.2%, 0.8%, 14.4% and 13.1%, respectively, compared to the prior year. Our decrease in consolidated net sales for the three months ended July 30, 2022 was primarily attributable to a decline in new software releases during the second quarter of 2022, a decline in new gaming hardware sales due to slowing demand on certain previous generation hardware, while latest generation hardware remains supply constrained despite strong demand. These impacts were partially offset by the continued sell through of our pre-owned gaming product lines, and an increase in toys and collectibles sales.
During the six months ended July 30, 2022, net sales in our United States, Canada, and Europe segments increased by 1.6%, 11.6%, and 5.4% respectively, while net sales in our Australia segment decreased by 2.2% compared to the prior year. Our increase in consolidated net sales for the six months ended July 30, 2022 was primarily attributable to an increase in toys and collectibles sales, the demand for new release software on Sony and Microsoft's platforms during the first quarter of 2022, and the continued sell through of our pre-owned gaming product lines, partially offset by a decline in new gaming hardware sales due to supply chain constraints.
Gross Profit
During the three and six months ended July 30, 2022, gross profit decreased $38.7 million and $70.3 million, or 12.1% and 10.8%, respectively, compared to the prior year. During the three months ended July 30, 2022, gross profit as a percentage of net sales declined to 24.8%, or 23 basis points, compared to 27.1% in the prior year. During the six months ended July 30, 2022, gross profit as a percentage of net sales declined to 23.1%, or 34 basis points, compared to 26.5% in the prior year.
The decline in gross profit for the three and six months ended July 30, 2022 was primarily attributable to incremental inventory reserves driven by slower product sell through rates and market pressures resulting in higher markdown rates. The first six months of 2022 were also impacted by increased freight costs driven by supply chain constraints, partially offset by a shift in product mix towards lower dollar higher margin categories.
Selling, General and Administrative Expenses
During the three and six months ended July 30, 2022, selling, general and administrative expenses ("SG&A") increased $8.6 million and $90.5 million, or 2.3% and 12.1%, respectively, compared to the prior year. SG&A expenses as a percentage of sales increased to 34.1% and 33.4%, respectively, during the three and six months ended July 30, 2022 compared to 32.0% and 30.5% in the respective prior year periods.
SG&A expenses increased primarily due to costs associated with transformation initiatives, which include increased labor costs as the Company in-sources talent and investments in technology to support growth. The increases were partially offset by the net impact of certain digital asset related activities, lower marketing costs and the continued benefit from lower store occupancy costs as a percent of sales driven by prior year cost reduction initiatives. The six months ended July 30, 2022 was also impacted by digital asset impairment charges incurred during the first quarter of 2022.
Asset Impairments
During the six months ended July 30, 2022 and July 31, 2021, we recognized $2.5 million and $0.6 million in asset impairment charges related to store-level assets. See Item 1, Notes to the Condensed Consolidated Financial Statements, Note 5, "Fair Value Measurements," for additional information.

Interest (Income) Expense, Net
During the three months ended July 30, 2022, we recognized $0.3 million of net interest income, compared to $0.5 million of net interest expense in the comparable prior year period. During the six months ended July 30, 2022 and July 31, 2021, we recognized net interest expenses of $0.4 million and $25.2 million, respectively. The change is primarily attributable to the repayment of the $73.2 million aggregate principal amount of our then outstanding 6.75% Senior Notes due 2021 (the "2021 Senior Notes") and the remaining $216.4 million aggregate principal amount of our then outstanding 10% Senior Notes due 2023 (the "2023 Senior Notes") including a $17.8 million make-whole premium, in the first quarter of 2021.
Income Tax Expense
We recognized income tax expense of $1.2 million for the three months ended July 30, 2022 compared to an income tax expense of $3.1 million for the same period in 2021. Our effective income tax rate was (1.1)% for the three months ended July 30, 2022 compared to (5.3)% for the same period in 2021. The change in the effective income tax rate compared to the prior year period was primarily due to an increased amount of pretax loss in the current period, as well as a change in earnings mix.
We recognized income tax expense of $4.7 million for the six months ended July 30, 2022 compared to an income tax expense of $4.4 million for the same period in 2022. Our effective income tax rate was (1.8)% for the six months ended July 30, 2022 compared to (3.5)% for the same period in 2021. The change in the effective income tax rate compared to the prior year period was primarily due to an increased amount of pretax loss in the current period, as well as a change in earnings mix.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 10, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Overview
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of July 30, 2022, we had total unrestricted cash on hand of $908.9 million and an additional $399.1 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under our then outstanding asset-based revolving credit facility (the "2022 Revolver").
During the six months ended July 31, 2021, we sold an aggregate of 34,000,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1,682.9 million in aggregate gross proceeds from sales under the ATM Transactions. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, and capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. In the second quarter of 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($41.0 million as of July 30, 2022) were extended for five years.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, uses for our excess cash in low-risk, short-term investments, as well as equity and debt financing alternatives that we believe may enhance stockholder value. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.
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
Sources of Liquidity; Uses of Capital
We utilize cash generated from operations and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at cost and consist primarily of U.S. and Government Prime money market funds and cash deposits with commercial banks.

In November 2021 we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"), and includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. As of the end of the second quarter of 2022, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $399.1 million. As of July 30, 2022, no loan amounts were outstanding under the 2026 Revolver and $51.2 million of standby letters of credit were issued and undrawn under the 2026 Revolver.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 30, 2022, we had $14.0 million of outstanding letters of credit and other bank guarantees under facilities outside of the 2026 Revolver.
Cash Flows

	Six Months Ended
	July 30, 2022	July 31, 2021	Change
Cash used in operating activities	$(407.3)	$(30.3)	$(377.0)
Cash provided by (used in) investing activities	46.0	(28.3)	74.3
Cash (used in) provided by financing activities	(3.0)	1,203.7	(1,206.7)
Exchange rate effect on cash, cash equivalents and restricted cash	1.4	(4.5)	5.9
(Decrease) increase in cash, cash equivalents and restricted cash	$(362.9)	$1,140.6	$(1,503.5)
Operating Activities
During the six months ended July 30, 2022, cash flows from operating activities were an outflow of $407.3 million, compared with an outflow of $30.3 million during the same period last year. Cash used in operating activities was primarily due to a decrease in accounts payable and accrued liabilities related to overhead and inventory. Cash used in operating activities during the six months ended July 31, 2021 was primarily impacted by the net loss on extinguishment of debt driven by the early redemption of the outstanding balance of the 2023 Senior Notes, and stock-based compensation.
Investing Activities
Cash flows from investing activities were an inflow of $46.0 million during the six months ended July 30, 2022 compared to an outflow of $28.3 million during the same period last year. Cash provided by investing activities during the six months ended July 30, 2022 was primarily attributable to proceeds from the sale of digital assets, partially offset by technological investments, and investments in two new fulfillment centers. Cash used in investing activities during the six months ended July 31, 2021 was primarily attributable to higher capital expenditures.
Financing Activities
Cash flows from financing activities were an outflow of $3.0 million during the six months ended July 30, 2022 compared to an inflow of $1,203.7 million during the comparable prior year period. Cash used in financing activities during the six months ended July 30, 2022 was primarily attributable to settlement of stock-based awards. Cash provided by financing activities during the six months ended July 31, 2021 was due to $1,672.8 million in aggregate proceeds from the sale of shares of common stock in the ATM Offering (net of approximately $10.1 million of commissions), partially offset by the voluntary redemption of our then outstanding 2023 Senior Notes for an aggregate of $234.2 million (inclusive of a $17.8 million make-whole premium), repayment of $73.2 million to retire at maturity our then outstanding 2021 Senior Notes and repayment of $25.0 million of our then outstanding borrowing under the 2022 Revolver.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2021 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2021 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
See Item 1 of Part I, "Notes to the Condensed Consolidated Financial Statements", Note 3 , "Recently Adopted Accounting Standards" to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a description of recent accounting pronouncements, including the expected dates of adoption and estimated effects, if any, on our condensed consolidated financial statements.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of July 30, 2022 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 6 "Debt" and Note 7 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2021 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of July 30, 2022 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There have been no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our second quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
On August 28, 2022, we implemented new enterprise resource planning software, SAP, as part of a plan to integrate and upgrade our systems and processes. Additional implementation activities are expected to continue in phases over the next few years. This project is expected to improve the efficiency and effectiveness of financial and business transaction processes, as well as the underlying systems environment. While we expect SAP to strengthen our internal financial controls, management will continue to evaluate and monitor our internal controls as processes and procedures in each of the affected areas evolve.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 7 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those risk factors set out below and those described in Part I, Item 1A "Risk Factors" in our 2021 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.
Strategic and Operational Risks Related to Digital Asset Initiatives
Our new digital asset products and services may not achieve our desired results and may expose us to new risks.
In late May 2022, we launched a beta version of a non-custodial digital asset wallet, which allows gamers and other users to manage, send, receive and use cryptocurrencies, non-fungible tokens (“NFTs”) and other digital assets across decentralized apps. In July 2022, we launched a beta version of our peer-to-peer NFT marketplace, which allows gamers, creators, collectors and other users to publish, view, buy and sell NFTs, and allows certain creators to mint NFTs on certain decentralized cryptographic protocols. We are also pursuing, and plan to continue to pursue, other business and strategic initiatives associated with digital assets and blockchain technology.
The digital asset economy is highly competitive and rapidly evolving with frequent launches of new or improved products and services, and frequent entry of new competitors in the U.S. and internationally. Engaging in these new initiatives exposes us to a variety of risks, including our ability to successfully develop, obtain or introduce new and improved, competitive, efficient and effective products, systems and processes, attract, maintain and grow our user base, and hire and retain the necessary personnel to support these activities. If and to the extent we are unable to successfully execute these initiatives, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing these initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as the generation of additional revenues.
The launch of our beta versions of a non-custodial digital asset wallet and an NFT marketplace also subjects us to risks similar to those associated with any new product offerings, including, but not limited to, our ability to accurately anticipate market demand and acceptance, creator and buyer acceptance, technical issues with the operation of the products, and legal and regulatory risks as discussed herein.
Digital assets are a novel asset class that carries unique risks, including extreme price volatility.
Cryptocurrencies, digital currencies, coins, tokens, NFTs, stablecoins, and other digital or crypto assets or instruments that are issued and transferred using distributed ledger or blockchain technology (collectively referred to herein as “digital assets”) are a new and evolving asset class. The characteristics of particular digital assets within this broad asset class may differ significantly.
We receive payments in digital assets in connection with certain of our digital asset products and services. We also invest, and expect to continue to invest in the future, directly or indirectly, in or through digital assets, which may include, but are not limited to, sales and pre-sales of certain digital assets, whether by token issuance agreements or other methods. There is no guarantee that these investments will maintain their value as measured against fiat currencies. Digital assets continue to be an emerging asset class based on emerging technologies, and investment in digital assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners, validators and developers and the potential for malicious activity, among other factors. Further, there can be no assurance that the blockchain technology on which digital assets are transacted does not have undiscovered flaws that may allow for such digital assets to be compromised, resulting in the loss of some or all of our investments in such digital assets. Finally, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. There can be no assurance that digital assets will maintain their value in the future, or that acceptance of using digital assets as currency or to make payments by mainstream retail merchants and commercial businesses, or for any other uses, will continue to grow. Moreover, due to the novelty of the asset class and the evolving patchwork of regulatory oversight of digital asset markets, fraud and market manipulation are not uncommon in such markets, all of which could negatively impact the value of our digital asset investments and have an adverse impact on the value of an investment in our business.

We use third parties to custody most of our digital asset investments. The financial institutions, exchanges or other third parties we select to custody our digital assets may become insolvent or subject to cybersecurity attacks, causing us to lose all or a portion of our digital assets held by those custodians. Furthermore, in the event of bankruptcy of such a service provider, our digital assets held by that third party could, depending on the manner in which such assets are held, be considered the property of the bankruptcy estate and we could be treated as a general unsecured creditor in bankruptcy proceedings. Such a result may lead to losses for us and have an adverse impact on our business.
Digital assets may be subject to hacking, social engineering and other cyber attacks, which could subject us to monetary losses, user disputes, reputational harm, and regulatory scrutiny.
Digital products and services are inherently digital and therefore subject to a heightened risk of hacking, cyber attacks and other cybersecurity threats. We have taken certain steps to mitigate against those risks. Despite these efforts, the safeguards we have implemented or may implement in the future to protect against cybersecurity threats may be insufficient to prevent malicious activities, and if our products and services are exploited and our digital assets are stolen, we could experience significant financial harm.
Actual or perceived breaches or cybersecurity attacks directed to other digital asset platforms or services could also create a general loss of customer confidence in the digital asset industry and the use of blockchain technologies, which could negatively impact us.
In addition, our non-custodial digital asset wallet allows gamers and other users to manage, send, receive and use cryptocurrencies and NFTs across decentralized apps. To own, transfer or use a digital asset on its underlying blockchain network, a user must have a private and public key pair associated with a network address, commonly referred to as a “wallet.” Each wallet has a unique public key and private key pair, wherein each key is a string of alphanumerical characters. Digital assets are generally controlled only by the possessor of the unique private key relating to the digital wallet in which the digital assets are held, and such private key must be securely kept private to prevent a third party from accessing the digital assets held in such a wallet. We do not possess or custody private keys or wallet recovery phrases; the users of the wallet are solely responsible for their private keys and wallet recovery phrases. If, however, a private key to a wallet containing digital assets held by a user is stolen, lost, destroyed or otherwise unavailable or compromised, and there is no available backup of the private key, the user will be unable to access the digital assets in the related wallet. Any loss of private keys related to, or a hack or other compromise of, the digital wallets used to manage users’ digital assets could adversely affect the users’ ability to access, transfer or sell their digital assets, and subject us to user disputes, reputational harm, regulatory scrutiny and other losses that could adversely impact our business, operating results and financial condition.
If our systems, the blockchain networks on which our digital asset products and services are offered, or our third party partners fail to perform or are inadequate, we may experience adverse consequences, including financial losses, customer dissatisfaction and reputational harm.
Similar to other aspects of our business, our digital asset products and services are reliant on certain third party partners, including, but not limited to, fiat-to-crypto onramp providers, cloud computing services and data centers. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. These third parties may be subject to legal, regulatory, financial, and labor issues, cybersecurity incidents, computer viruses, break-ins, denial-of-service attacks, privacy breaches, sabotage, service terminations, interruptions, disruptions, and other misconduct. They are also vulnerable to damage or interruption from human error, fires, natural disasters (including, but not limited to, floods, earthquakes, hurricanes and tornados), power loss, telecommunications failures, terrorism, vandalism, pandemics (including the COVID-19 pandemic) and similar events. Additionally, these third parties may breach their agreements with us or refuse to continue to renew their agreements on commercially reasonable terms, or at all. There can be no assurances that third parties that provide products or services to us or our users will continue to do so on acceptable terms, or at all. If any of these third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, or if such third party partners decide to or are required by law to suspend or shut down products or services that we are relying on, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.
In addition, we rely on one or more transaction protocols referred to as “smart contracts,” which include the cryptographic operations that verify and secure transactions, in connection with our digital asset products or services. A smart contract is software that digitally facilitates or enforces a rules-agreement or terms between transacting parties. If the smart contracts fail to behave as expected, suffer cybersecurity attacks or security issues, become obsolete, or encounter other issues, certain transactions may not be completed or erroneously executed, and we and our users may experience significant harm, including irretrievable loss of digital assets.

Peer-to-peer NFT marketplaces create unique risks and challenges related to content moderation and control. If we are unable to navigate these issues, demand for the marketplace could be adversely impacted.
The creator of an NFT will often have, or purport to have, all necessary rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, publicly perform, or copy the content. Risks associated with purchasing or selling items associated with content created by third parties through peer-to-peer transactions, include, among other things, the risk of purchasing counterfeit items or items alleged to be counterfeit, mislabeled items, items that are vulnerable to metadata decay, items on smart contracts with bugs or malware, items related to content that infringes intellectual property rights, and items that may become untransferable, inoperable or obsolete. To the extent we are directly or indirectly involved in a dispute between creators and buyers on our NFT marketplace, it could adversely affect the success of our NFT marketplace and harm our business, operating results, and financial condition.
We may also experience media, legislative, or regulatory scrutiny of our actions or decisions related to our content moderation practices with respect to our NFT marketplace either as a result of our perceived failure to respond expeditiously or appropriately to the sharing of content perceived as objectionable or as a result of our decisions to remove content or suspend participation on our NFT marketplace by persons who violate our content standards and Terms of Service. Any such negative publicity could have an adverse effect on the size, engagement, and loyalty of our user base and demand for our NFT marketplace, which could result in decreased revenue and adversely affect our business, operating results, and financial condition.
Legal and Regulatory Risk Related to our Digital Asset Initiatives
Our digital asset products and services may expose us to legal, regulatory, and other risks that could adversely affect our business, operating results, and financial condition.
As digital assets are a relatively new and emerging asset class, the regulatory, commercial, and legal framework governing digital assets and associated products and services is likely to evolve both in the U.S. and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, consumer protection, privacy and cybersecurity, anti-money laundering (“AML”), sanctions and currency, tax, money transmission, commodity, and securities law compliance. We may need to comply with new licensing or registration requirements, revise our compliance and risk mitigation measures, institute a ban on certain digital assets or transactions thereof, and/or suspend or shut down our products or services in one or more jurisdictions. We may also face substantial costs to operationalize and comply with new legal or regulatory requirements. It is difficult to predict how the legal and regulatory framework and oversight/enforcement infrastructure around digital assets will develop and how such developments will impact our business and these new product offerings since the market for digital assets, and NFTs in particular, is relatively nascent.
Particular digital assets that we support could be deemed securities, and we may be subject to regulatory scrutiny, inquiries, investigations, fines, and other penalties, which may adversely affect our business.
We operate our digital asset-related products and services in a complex and frequently evolving regulatory environment and are subject to a wide range of laws and regulations enacted and enforced by U.S. federal, state, and local and foreign governments and regulatory authorities.
With respect to securities laws, the U.S. Securities and Exchange Commission (“SEC”), U.S. state and foreign government regulators have taken varying positions regarding whether certain digital assets fall within the definition of a “security” under U.S. federal, state or foreign securities laws, respectively. The determination as to whether a digital asset is a security is a fact-driven analysis and the outcome may be difficult to predict. Also, securities laws and regulations are constantly evolving. Accordingly, the SEC or U.S. state or foreign government regulators could take the position that certain digital assets we support through our digital asset-based products or services are deemed “securities” under its definition and interpretation. We have policies and procedures in place that are intended to enable us to make a reasonable, risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws. These policies and procedures are not legal determinations as to whether any particular digital asset is a security under federal securities laws. However, the application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change, and it is possible that regulators may disagree with our conclusions. There is no certainty that any digital assets are not securities, notwithstanding the conclusions drawn based on our risk-based assessment. We could be subject to legal or regulatory action in the event a regulatory authority or court were to determine that a digital asset offered, sold or traded on our non-custodial digital asset wallet product or NFT marketplace is a security under applicable laws, which could have an adverse impact on our business. Furthermore, to the extent that any of the digital assets we support are deemed securities, we may be required to register as a broker-dealer and/or national securities exchange with the SEC and/or foreign regulatory counterpart, or rely on an available exemption from registration.

Law enforcement and regulators may initiate investigations or litigation related to our digital asset investments, products or services.
New or revised regulations or policies affecting digital assets and blockchain technology, or new interpretations of existing laws and regulations by governmental and regulatory bodies in respect of digital assets and blockchain technology could have substantial and adverse effect on our digital asset investments, products or services. As such, we could in the future be subject to inquiries or investigations from regulators and governmental authorities, be required to divest our digital asset holdings, make product changes, restrict or discontinue product offerings, including our users’ acquisition, use or redemption of certain digital assets, and be required to implement additional and potentially costly controls. In addition, if we expand our digital asset business to new products and services, we could come under the jurisdiction of additional regulators, both with respect to jurisdiction and subject matter. Any failure or perceived failure to comply with existing or new laws, regulations, or orders of any governmental authority (including changes to or expansion of the interpretation of those laws, regulations, or orders), including those discussed in these risk factors, may (i) subject us to significant fines, penalties, criminal and civil lawsuits, enforcement proceedings, and forfeiture of significant assets, (ii) result in additional compliance and licensure requirements, increased regulatory scrutiny of our business and restrictions of our operations, and (iii) force us to modify our business practices, make product or operational changes, and/or delay planned product launches or improvements. We currently maintain policies and procedures designed to reasonably help ensure compliance with applicable laws and regulations, but there can be no assurance that our employees, contractors, or agents will not violate such laws and regulations.
Violations of law by third parties using our digital asset products or services could expose us to litigation risk and negatively impact our reputation.
We have no control over the third parties utilizing our digital asset products or services, such as digital gaming and entertainment developers and other NFT creators and sellers. Any failure or perceived failure by such third parties to comply with existing civil and criminal laws and regulations, including, but not limited to, anti-fraud and anti-financial crime laws, may also subject us to significant reputational and litigation risks, including criminal and civil lawsuits. We require third parties using our digital products or services to confirm that their digital asset activities will comply with all applicable laws and regulations in connection with their use of our digital products or services, but there can be no assurance that these third parties will do so.
Future developments regarding the treatment of digital assets under U.S. and foreign tax laws could adversely impact our business.
Current tax rules related to digital assets are in some instances unclear and require significant judgments to be made in interpretation of the law, including but not limited to the areas of income tax, information reporting, transaction level taxes and the withholding of tax at source. Additional legislation or guidance may be issued by U.S. and non-U.S. governing bodies that may differ significantly from our practices or interpretation of the law, which could have unforeseen effects on our financial condition and results of operations.
Our digital asset products and services require compliance with anti-money laundering and sanctions laws and regulations.
We comply with laws and regulations related to U.S. AML and counter-terrorist financing (“CTF”) laws and regulations, enforced by FinCEN, and economic sanctions enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) in connection with our digital asset products and services. U.S. sanctions laws and regulations generally restrict dealings by persons subject to U.S. jurisdiction with certain jurisdictions that are the target of comprehensive embargoes, as well as with persons, entities, and governments identified on certain prohibited party lists. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of digital wallet addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Regardless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. Further, new or revised U.S. or foreign AML, CTF or sanctions laws and regulations could require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts that could adversely affect our financial position, as well as give rise to liabilities based on our compliance program.
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

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation. Current Report On Form 8-K, June 3, 2022.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1*	Letter Agreement, dated May 12, 2022, between GameStop Corp. and Nir Patel.	Current Report on Form 8-K	May 16, 2022

10.2*	GameStop Corp. 2022 Incentive Plan.	Current Report on Form 8-K	June 3, 2022

10.3*	Letter Agreement between Diana Saadeh-Jajeh and GameStop Corp. executed July 7, 2022.	Current Report on Form 8-K	July 7, 2022

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

____________________
* Compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

Date: September 7, 2022	By:	/s/ Diana Saadeh-Jajeh
Diana Saadeh-Jajeh
Chief Financial Officer