Form 10-Q
period 2022-10-29
GameStop Corp.
filed 2022-12-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 29, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 1, 2022: 304,578,070

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	October 29, 2022	October 30, 2021	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$803.8	$1,413.0	$1,271.4
Marketable securities	238.3	—	—
Receivables, net of allowance of $2.0, $5.1 and $3.3, respectively	125.3	83.4	141.1
Merchandise inventories	1,131.3	1,140.9	915.0
Prepaid expenses and other current assets	283.1	275.8	271.3
Total current assets	2,581.8	2,913.1	2,598.8
Property and equipment, net of accumulated depreciation of $981.4, $1,122.0 and $1,029.8, respectively	138.5	179.6	163.6
Operating lease right-of-use assets	523.2	615.8	586.6
Deferred income taxes	14.3	—	16.3
Other noncurrent assets	64.7	53.5	134.0
Total assets	$3,322.5	$3,762.0	$3,499.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$888.4	$711.5	$471.0
Accrued liabilities and other current liabilities	504.2	608.5	668.9
Current portion of operating lease liabilities	186.2	211.9	210.7
Current portion of long-term debt	9.9	1.4	4.1
Total current liabilities	1,588.7	1,533.3	1,354.7
Long-term debt	28.8	44.8	40.5
Operating lease liabilities	349.6	409.7	393.7
Other long-term liabilities	110.4	19.3	107.9
Total liabilities	2,077.5	2,007.1	1,896.8
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 304.3, 303.6 and 303.6 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,606.4	1,567.9	1,577.5
Accumulated other comprehensive loss	(93.8)	(54.2)	(68.7)
Retained (loss) earnings	(267.7)	241.1	93.6
Total stockholders’ equity	1,245.0	1,754.9	1,602.5
Total liabilities and stockholders’ equity	$3,322.5	$3,762.0	$3,499.3

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net sales	$1,186.4	$1,296.6	$3,700.8	$3,756.8
Cost of sales	894.8	978.0	2,828.5	2,787.2
Gross profit	291.6	318.6	872.3	969.6
Selling, general and administrative expenses	387.9	421.5	1,227.6	1,170.7
Asset impairments	—	—	2.5	0.6
Operating loss	(96.3)	(102.9)	(357.8)	(201.7)
Interest (income) expense and other, net	(3.7)	0.8	(3.3)	26.0
Loss before income taxes	(92.6)	(103.7)	(354.5)	(227.7)
Income tax expense	2.1	1.7	6.8	6.1
Net loss	$(94.7)	$(105.4)	$(361.3)	$(233.8)

Net loss per share:
Basic	$(0.31)	$(0.35)	$(1.19)	$(0.82)
Diluted	(0.31)	(0.35)	(1.19)	(0.82)

Weighted-average shares outstanding:
Basic	304.2	303.6	304.1	286.0
Diluted	304.2	303.6	304.1	286.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Net loss	$(94.7)	$(105.4)	$(361.3)	$(233.8)
Other comprehensive loss:
Foreign currency translation adjustment	(16.6)	2.1	(24.9)	(4.9)
Net change in unrealized loss on available-for-sale securities	(0.2)	—	(0.2)	—
Total comprehensive loss	$(111.5)	$(103.3)	$(386.4)	$(238.7)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 29, 2022	October 30, 2021
Cash flows from operating activities:
Net loss	$(361.3)	$(233.8)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	47.5	53.2
Stock-based compensation expense	32.2	20.7
Gain on sale of digital assets	(7.1)	—
Digital asset impairments	33.9	—
Asset impairments	2.5	0.6
Loss on disposal of property and equipment, net	5.1	1.9
Loss on retirement of debt	—	18.2
Other, net	6.9	(1.4)
Changes in operating assets and liabilities:
Receivables, net	13.3	21.0
Merchandise inventories	(245.0)	(545.2)
Prepaid expenses and other assets	(38.7)	(5.1)
Prepaid income taxes and income taxes payable	0.9	(12.9)
Accounts payable and accrued liabilities	288.7	376.9
Operating lease right-of-use assets and lease liabilities	(7.7)	(18.1)
Changes in other long-term liabilities	(1.2)	—
Net cash flows used in operating activities	(230.0)	(324.0)
Cash flows from investing activities:
Proceeds from sale of digital assets	77.4	—
Purchases of marketable securities	(237.0)	—
Capital expenditures	(44.3)	(40.7)
Other	0.3	(0.4)
Net cash flows used in investing activities	(203.6)	(41.1)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	1,672.8
Repayments of revolver borrowings	—	(25.0)
Payments of senior notes	—	(307.4)
Settlement of stock-based awards	(3.3)	(136.6)
Other	—	(0.1)
Net cash flows (used in) provided by financing activities	(3.3)	1,203.7
Exchange rate effect on cash, cash equivalents and restricted cash	(23.5)	(5.5)
(Decrease) increase in cash, cash equivalents and restricted cash	(460.4)	833.1
Cash, cash equivalents and restricted cash at beginning of period	1,319.9	635.0
Cash, cash equivalents and restricted cash at end of period	$859.5	$1,468.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	303.6	$0.1	$1,587.5	$(72.6)	$(64.3)	$1,450.7
Net loss	—	—	—	—	(108.7)	(108.7)
Foreign currency translation	—	—	—	(4.4)	—	(4.4)
Stock-based compensation expense	—	—	7.8	—	—	7.8
Settlement of stock-based awards	0.4	—	(1.9)	—	—	(1.9)
Balance at July 30, 2022	304.0	$0.1	$1,593.4	$(77.0)	$(173.0)	$1,343.5
Net loss	—	—	—	—	(94.7)	(94.7)
Foreign currency translation	—	—	—	(16.6)	—	(16.6)
Stock-based compensation expense	—	—	13.3	—	—	13.3
Settlement of stock-based awards	0.1	—	(0.3)	—	—	(0.3)
Net change in unrealized loss on available for sale securities	—	—	—	(0.2)	—	(0.2)
Balance at October 29, 2022	304.1	$0.1	$1,606.4	$(93.8)	$(267.7)	$1,245.0

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	261.2	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(66.8)	(66.8)
Issuance of common stock, net of cost	14.0	—	551.7	—	—	551.7
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	5.7	—	—	5.7
Settlement of stock-based awards	2.0	—	(49.9)	—	—	(49.9)
Balance at May 1, 2021	277.2	$0.1	$518.5	$(47.2)	$408.1	$879.5
Net loss	—	—	—	—	(61.6)	(61.6)
Issuance of common stock, net of cost	20.0	—	1,121.1	—	—	1,121.1
Foreign currency translation	—	—	—	(9.1)	—	(9.1)
Stock-based compensation expense	—	—	8.8	—	—	8.8
Settlement of stock-based awards	6.4	—	(86.7)	—	—	(86.7)
Balance at July 31, 2021	303.6	$0.1	$1,561.7	$(56.3)	$346.5	$1,852.0
Net loss	—	—	—	—	(105.4)	(105.4)
Foreign currency translation	—	—	—	2.1	—	2.1
Stock-based compensation expense	—	—	6.2	—	—	6.2
Balance at October 30, 2021	303.6	$0.1	$1,567.9	$(54.2)	$241.1	$1,754.9

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 29, 2022, as filed with the Securities and Exchange Commission ("SEC") on March 17, 2022 (the “2021 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the nine months ended October 29, 2022 are not indicative of our future results for the 52 weeks ending January 28, 2023. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Each of our fiscal years ending January 28, 2023 and January 29, 2022 consist of 52 weeks. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements", Note 2, Summary of Significant Accounting Policies," in the 2021 Annual Report on Form 10-K.
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents are carried at cost, which approximates market value, and consist primarily of highly-rated money market funds and investment grade short-term fixed income securities, including U.S. government and agency securities. Such investments with an original maturity of 90 days or less are classified as cash and cash equivalents on our Condensed Consolidated Balance Sheets. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	October 29, 2022	October 30, 2021	January 29, 2022
Cash and cash equivalents	$803.8	$1,413.0	$1,271.4
Restricted cash(1)	40.9	39.5	33.1
Long-term restricted cash(2)	14.8	15.6	15.4
Total cash, cash equivalents and restricted cash	$859.5	$1,468.1	$1,319.9
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
Investments
We generally invest our excess cash in highly-rated money market funds and investment grade short-term fixed income securities, which consist of U.S. government and agency securities. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Condensed Consolidated Balance Sheets.
Our investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive income (loss) on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in interest (income) expense and other, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
Digital Assets
We account for digital assets in accordance with ASC 350, Intangibles-Goodwill and Other (Topic 350). Our digital assets are indefinite-lived intangible assets which are initially recorded at cost. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss equal to the difference will be recognized in SG&A expenses in our Condensed Consolidated Statement of Operations. Impairment losses cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset. Gains on the sale of digital assets, if any, will be recognized based on the fair value upon sale or disposal of the assets in SG&A expenses in our Condensed Consolidated Statement of Operations.
In January 2022, we entered into a partnership with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which the Company was entitled to receive digital assets in the form of IMX tokens once certain milestones have been achieved. Upon entering the agreement, we recognized the fair value of noncurrent receivables and deferred income of $79.0 million. In February 2022, upon announcement of the agreement, we recognized the fair value of noncurrent receivables and deferred income of $31.7 million. Noncurrent receivables and deferred income are recognized in other noncurrent assets and other long-term liabilities, respectively, on our Condensed Consolidated Balance Sheets. Once the IMX tokens were received, we recorded the digital asset as an indefinite-lived intangible asset and derecognized the noncurrent receivable. The deferred income is recognized over the term of the agreement. During the three and nine months ended October 29, 2022, we recognized $13.9 million and $41.7 million, respectively, of income in SG&A expenses in our Condensed Consolidated Statement of Operations. In February 2022, we sold the digital assets related to this transaction and recognized a gain on sale of $6.9 million in SG&A expenses in our Condensed Consolidated Statement of Operations.
During the second quarter of 2022, we launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that will enable purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Condensed Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the condensed consolidated financial statements for the three and nine months ended October 29, 2022.
At-the-Market Equity Offering
During the nine months ended October 30, 2021, we sold an aggregate of 34,000,000 shares of our common stock under two at-the market equity offering programs (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees were recognized in additional paid-in capital on our Condensed Consolidated Balance Sheets and SG&A expenses in our Condensed Consolidated Statements of Operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    New Accounting Pronouncements
Recently Adopted Accounting Standards
In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value is determined, an entity's accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity's safeguarding activities. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during the second quarter of 2022, with no impact on our condensed consolidated financial statements.
4.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Hardware and accessories (1)	$627.0	$669.9	$1,897.2	$1,983.0
Software (2)	352.1	434.5	1,152.2	1,229.0
Collectibles	207.3	192.2	651.4	544.8
Total net sales	$1,186.4	$1,296.6	$3,700.8	$3,756.8
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
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer® magazine. We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards loyalty program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our Game Informer® magazine.
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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	October 29, 2022	October 30, 2021
Unredeemed customer liabilities	$204.9	$226.9
Extended warranties	80.2	66.7
Magazine subscriptions	44.0	45.1
Total performance obligations	$329.1	$338.7
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
The following table presents a rollforward of our contract liabilities:

	October 29, 2022	October 30, 2021
Contract liability beginning balance	$378.3	$348.2
Increase to contract liabilities (1)	586.6	680.1
Decrease to contract liabilities (2)	(630.7)	(688.9)
Other adjustments (3)	(5.1)	(0.7)
Contract liability ending balance	$329.1	$338.7
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the nine months ended October 29, 2022 and October 30, 2021, there were $42.9 million and $41.6 million of gift cards redeemed that were outstanding as of January 29, 2022 and January 30, 2021, respectively.
(3)    Primarily includes foreign currency translation adjustments.
5.    Fair Value Measurements
Fair value is defined as the price that would be received from selling an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Applicable accounting standards require disclosures that categorize assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. Each fair value measurement is reported in one of the following three levels:
•Level 1 inputs are quoted prices in active markets for identical assets or liabilities.
•Level 2 inputs are observable inputs other than quoted prices included in Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs.
•Level 3 inputs are unobservable inputs for the asset or liability reflecting our assumptions about pricing by market participants.
Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
Assets and liabilities that are measured at fair value on a recurring basis include our cash equivalents, marketable securities, foreign currency contracts, company-owned life insurance policies with a cash surrender value, and certain nonqualified deferred compensation liabilities.
We measure the fair value of cash equivalents and certain marketable securities based on quoted prices in active markets for identical assets or liabilities. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

We measure the fair value of our foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, and other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following table presents our assets and liabilities measured at fair value on a recurring basis:

	Level 1			Level 2
	October 29, 2022	October 30, 2021	January 29, 2022	October 29, 2022	October 30, 2021	January 29, 2022
Assets
U.S. government securities(1)	$251.4	$—	$—	$—	$—	$—
Foreign currency contracts(2)	—	—	—	2.7	4.1	3.8
Company-owned life insurance(3)	—	—	—	0.5	3.0	0.6
Total assets	$251.4	$—	$—	$3.2	$7.1	$4.4
Liabilities
Foreign currency contracts(4)	$—	$—	$—	$—	$0.1	$0.4
Nonqualified deferred compensation(4)	—	—	—	0.4	0.6	0.6
Total liabilities	$—	$—	$—	$0.4	$0.7	$1.0
_________________________________________________
(1)     Recognized in cash and cash equivalents and marketable securities on our Consolidated Balance Sheets.
(2)    Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(3)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
(4)    Recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.
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
During the nine months ended October 29, 2022, we recognized impairment charges of $33.9 million associated with digital assets in SG&A expenses in our Condensed Consolidated Statements of Operations. These charges were recognized in the United States segment.
During the nine months ended October 29, 2022, we recognized impairment charges of $2.5 million associated with certain store-level intangible assets to reflect their fair values in our Condensed Consolidated Statements of Operations. These charges were recognized in our Europe segment. During the nine months ended October 30, 2021, we recognized impairment charges of $0.6 million associated with store-level ROU assets to reflect their fair values in asset impairments in our Condensed Consolidated Statements of Operations. These charges were recognized in our United States segment.
The carrying values of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
As of October 29, 2022, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $38.7 million and a fair value of $32.7 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

6.    Debt
As of October 29, 2022, October 30, 2021 and January 29, 2022, there was $38.7 million, $46.2 million and $44.6 million of outstanding debt. Total outstanding debt includes $9.9 million, $1.4 million and $4.1 million of short-term debt as of October 29, 2022, October 30, 2021 and January 29, 2022, respectively, which represents the current portion of the French Term Loans.
During 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million, or $38.7 million, as of October 29, 2022. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. The interest rate is 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
7.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 29, 2022, we had approximately $13.4 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026.
During the nine months ended October 29, 2022, there were no material changes to our commitments as disclosed in our 2021 Annual Report on Form 10-K except as discussed in Note 6, "Debt."
Legal Proceedings
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions, and consumer class actions. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	October 29, 2022	October 30, 2021	October 29, 2022	October 30, 2021
Weighted-average common shares outstanding	304.2	303.6	304.1	286.0
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average diluted common shares	304.2	303.6	304.1	286.0

Anti-dilutive shares:
Restricted stock units	7.0	2.8	7.0	2.8
Restricted stock	0.3	1.6	0.3	1.6
As of October 29, 2022 and October 30, 2021 there were 7.3 million and 4.4 million, respectively, of unvested restricted stock and restricted stock units. As of October 29, 2022 and October 30, 2021 there were 311.6 million and 308.0 million, respectively, of shares of Class A common stock that are legally issued and outstanding or are unvested restricted share units that represent a right to one share of Class A Common Stock.
As of October 29, 2022, 71.8 million shares of our Class A common stock were directly registered with our transfer agent.
9.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce operations; and Game Informer® magazine. The United States segment also includes general and administrative expenses related to our corporate offices in the United States. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before intercompany royalty fees, net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and nine months ended October 29, 2022 and October 30, 2021.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended October 29, 2022
Net sales	$799.1	$67.9	$122.8	$196.6	$1,186.4
Operating loss	(83.1)	(4.0)	(0.9)	(8.3)	(96.3)
Three Months Ended October 30, 2021
Net sales	$875.5	$68.3	$127.1	$225.7	$1,296.6
Operating (loss) earnings	(98.5)	(1.5)	0.7	(3.6)	(102.9)

	United States	Canada	Australia	Europe	Consolidated
Nine Months Ended October 29, 2022
Net sales	$2,587.9	$207.1	$363.3	$542.5	$3,700.8
Operating loss	(308.7)	(9.0)	(1.9)	(38.2)	(357.8)
Nine Months Ended October 30, 2021
Net sales	$2,636.9	$193.0	$373.1	$553.8	$3,756.8
Operating (loss) earnings	(152.3)	(5.2)	3.9	(48.1)	(201.7)

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

10.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. As of October 29, 2022, we have a $168.6 million U.S. federal income tax receivable resulting from the carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the three and nine months ended October 29, 2022.
We recognized an income tax expense of $2.1 million, or (2.3)%, for the three months ended October 29, 2022 compared to an income tax expense of $1.7 million, or (1.6)%, for the three months ended October 30, 2021. Our effective income tax rate for both periods is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized an income tax expense of $6.8 million, or (1.9)%, for the nine months ended October 29, 2022 compared to an income tax expense of $6.1 million, or (2.7)%, for the nine months ended October 30, 2021. Our effective income tax rate for both periods is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2021 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors" and Part II, Item 1A "Risk Factors" of this Form 10-Q, our Q1 fiscal 2022 Quarterly Report on
Form 10-Q, and Q2 fiscal 2022 Quarterly Report on Form 10-Q.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its ecommerce properties and thousands of stores.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. The fiscal year ending January 28, 2023 and the fiscal year ended January 29, 2022 each consist of 52 weeks. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
BUSINESS PRIORITIES
The initial phase of GameStop's transformation largely occurred over the course of 2021 and the first half of 2022. This period was primarily focused on rebuilding the Company's decaying infrastructure and strengthening GameStop's value proposition, including investing in the Company's enterprise systems, technology capabilities, Store Leaders and store associates, and product catalog and offerings.
GameStop has entered a new phase of its transformation during the back half of 2022. As a result, GameStop is focused on two overarching goals: attaining profitability in the near-future and generating sustainable growth over the long-term.
We are taking the following steps, with a significant emphasis on cost containment:
•Ensuring the Company's cost structure is sustainable relative to revenue, including taking steps to optimize our workforce to operate efficiently and nimbly;
•Improving margins through operational discipline and increased emphasis on higher margin collectibles and pre-owned product categories;
•Prudently increasing the size of our addressable market by growing our product catalog across PC gaming, collectibles, consumer electronics, toys, augmented reality, virtual reality and other categories that represent natural extensions of our business; and
•Sustaining a superior customer experience supported by a seamless in-store and ecommerce experience with speedy delivery to our customers.
By executing on these priorities, we can create a compelling experience for customers and be positioned to invest pragmatically in growth initiatives. We can also maintain a strong balance sheet. In connection with our cost reduction efforts, we expect to see favorable impacts to our selling, general and administrative ("SG&A") expenses in the quarters to come as we pursue profitability. We believe these efforts are critical to achieve sustained profitability to enable long-term value creation for our stockholders.

In May 2022, we announced the launch of our non-custodial digital asset wallet to allow gamers and others to store, send, receive, and use cryptocurrencies and non-fungible tokens (“NFTs”) across decentralized apps. In July 2022, we launched our NFT marketplace to allow gamers, creators, collectors and others to buy, sell and trade NFTs. Our NFT marketplace enables parties to own their digital assets, which are represented and secured on the blockchain, and allows parties to connect to their own digital asset wallets to enable transactions. During fiscal November 2022 we launched the integration of the Immutable X blockchain protocol, which provides access to various web 3 games and NFT gaming assets to our customers.
CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	October 29, 2022		October 30, 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,186.4	100.0%	$1,296.6	100.0%	$(110.2)	(8.5)%
Cost of sales	894.8	75.4	978.0	75.4	(83.2)	(8.5)
Gross profit	291.6	24.6	318.6	24.6	(27.0)	(8.5)
Selling, general and administrative expenses	387.9	32.7	421.5	32.5	(33.6)	(8.0)
Operating loss	(96.3)	(8.1)	(102.9)	(7.9)	6.6	6.4
Interest (income) expense, net	(3.7)	(0.3)	0.8	0.1	(4.5)	562.5
Loss before income taxes	(92.6)	(7.8)	(103.7)	(8.0)	11.1	(10.7)
Income tax expense	2.1	0.2	1.7	0.1	0.4	(23.5)
Net loss	$(94.7)	(8.0)%	$(105.4)	(8.1)%	$10.7	10.2%

	Nine Months Ended
	October 29, 2022		October 30, 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$3,700.8	100.0%	$3,756.8	100.0%	$(56.0)	(1.5)%
Cost of sales	2,828.5	76.4	2,787.2	74.2	41.3	1.5
Gross profit	872.3	23.6	969.6	25.8	(97.3)	(10.0)
Selling, general and administrative expenses	1,227.6	33.2	1,170.7	31.2	56.9	4.9
Asset impairments	2.5	0.1	0.6	—	1.9	316.7
Operating loss	(357.8)	(9.7)	(201.7)	(5.4)	(156.1)	(77.4)
Interest (income) expense, net	(3.3)	(0.1)	26.0	0.7	(29.3)	(112.7)
Loss before income taxes	(354.5)	(9.6)	(227.7)	(6.1)	(126.8)	(55.7)
Income tax expense	6.8	0.2	6.1	0.2	0.7	11.5
Net loss	$(361.3)	(9.8)%	$(233.8)	(6.3)%	$(127.5)	(54.5)%
The Three and Nine Months Ended October 29, 2022 Compared to the Three and Nine Months Ended October 30, 2021
Net Sales
The following table presents net sales by significant product category:

	Three months ended				Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$627.0	52.8%	$669.9	51.7%	$1,897.2	51.3%	$1,983.0	52.8%
Software	352.1	29.7	434.5	33.5	1,152.2	31.1	1,229.0	32.7
Collectibles	207.3	17.5	192.2	14.8	651.4	17.6	544.8	14.5
Total net sales	$1,186.4	100.0%	$1,296.6	100.0%	$3,700.8	100.0%	$3,756.8	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Nine Months Ended
	October 29, 2022		October 30, 2021		October 29, 2022		October 30, 2021
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$799.1	67.4%	$875.5	67.5%	$2,587.9	69.9%	$2,636.9	70.2%
Canada	67.9	5.7	68.3	5.3	207.1	5.6	193.0	5.1
Australia	122.8	10.4	127.1	9.8	363.3	9.8	373.1	10.0
Europe	196.6	16.5	225.7	17.4	542.5	14.7	553.8	14.7
Total net sales	$1,186.4	100.0%	$1,296.6	100.0%	$3,700.8	100.0%	$3,756.8	100.0%
Net sales decreased $110.2 million or 8.5% and $56.0 million or 1.5%, respectively, for the three and nine months ended October 29, 2022 compared to the prior year.
During the three months ended October 29, 2022, net sales in our United States, Canada, Australia, and Europe segments decreased by 8.7%, 0.6%, 3.4%, and 12.9%, respectively, compared to the prior year. During the nine months ended October 29, 2022, net sales in our United States, Australia, and Europe segments decreased by 1.9%, 2.6%, and 2.0% respectively, while net sales in our Canada segment increased by 7.3% compared to the prior year.
The decrease in consolidated net sales for the three and nine months ended October 29, 2022 was primarily attributable to the translation impact of a stronger U.S. dollar, a decline in sales from new software releases, a decline in new gaming hardware sales due to slowing demand on certain previous generation hardware, and supply constraints for the latest generation hardware, despite strong demand.
Gross Profit
During the three months ended October 29, 2022, gross profit decreased $27.0 million, or 8.5%, compared to the prior year. Gross profit as a percentage of net sales increased to 24.6%, compared to 24.6% in the prior year. The decline in gross profit is primarily attributable to the translation impact of a stronger U.S. dollar, and a decline in net sales, partially offset by a decrease in freight cost.
During the nine months ended October 29, 2022, gross profit decreased $97.3 million, or 10.0%, compared to the prior year. Gross profit as a percentage of net sales declined to 23.6%, compared to 25.8% in the prior year. The decline in gross profit for the nine months ended October 29, 2022 was primarily attributable to the translation impact of a stronger U.S. dollar, a decline in net sales, higher freight costs driven by supply chain constraints in the first half of the current year, and higher markdown rates on overstock inventory.
Selling, General and Administrative Expenses
During the three months ended October 29, 2022, SG&A expenses decreased $33.6 million, or 8.0%, compared to the prior year. SG&A expenses as a percentage of sales was comparable to the prior year. SG&A expenses decreased primarily due to a reduction in labor-related and consulting service costs driven by our focus on cost structure optimization efforts.
During the nine months ended October 29, 2022, SG&A expenses increased $56.9 million, or 4.9% compared to the prior year. SG&A expenses as a percentage of sales increased to 33.2% during the nine months ended October 29, 2022 compared to 31.2% in the prior year. SG&A expenses increased primarily due to the impact of digital asset impairment charges incurred during the first quarter of 2022 and labor-related costs incurred during the first half of the year associated with transformation initiatives. These increases are partially offset by the impact of a reduction in labor-related and consulting service costs driven by our focus on cost structure optimization efforts which accelerated during the third quarter of 2022, and the recognition of income related to our partnership with IMX.
Asset Impairments
During the nine months ended October 29, 2022 and October 30, 2021, we recognized $2.5 million and $0.6 million in asset impairment charges related to store-level assets. See Item 1, Notes to the Condensed Consolidated Financial Statements, Note 5, "Fair Value Measurements," for additional information.

Interest (Income) Expense, Net
During the three months ended October 29, 2022, we recognized net interest income of $3.7 million, compared to net interest expense of $0.8 million in the comparable prior year period. The impact is primarily attributable to the amortization of discounts on our available for sale marketable securities and higher returns on invested cash.
During the nine months ended October 29, 2022 and October 30, 2021, we recognized net interest income of $3.3 million and net interest expense of $26.0 million, respectively. The impact is primarily attributable to the repayment of the $73.2 million aggregate principal amount of our then outstanding 6.75% Senior Notes due 2021 (the "2021 Senior Notes") and the remaining $216.4 million aggregate principal amount of our then outstanding 10% Senior Notes due 2023 (the "2023 Senior Notes") including a $17.8 million make-whole premium, in the first quarter of 2021.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 2, "Summary of Significant Accounting Policies," for additional information.
Income Tax Expense
We recognized income tax expense of $2.1 million for the three months ended October 29, 2022 compared to an income tax expense of $1.7 million for the same period in 2021. Our effective income tax rate was (2.3)% for the three months ended October 29, 2022 compared to (1.6)% for the same period in 2021. The change in the effective income tax rate compared to the prior year period was primarily due to an increased amount of pretax loss in the current period, as well as a change in earnings mix.
We recognized income tax expense of $6.8 million for the nine months ended October 29, 2022 compared to an income tax expense of $6.1 million for the same period in 2021. Our effective income tax rate was (1.9)% for the nine months ended October 29, 2022 compared to (2.7)% for the same period in 2021. The change in the effective income tax rate compared to the prior year period was primarily due to an increased amount of pretax loss in the current period, as well as a change in earnings mix.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 10, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	October 29, 2022	October 30, 2021	January 29, 2022
Cash and cash equivalents	$803.8	$1,413.0	$1,271.4
Marketable securities	238.3	—	—
Cash, cash equivalents and marketable securities	$1,042.1	$1,413.0	$1,271.4
Overview
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of October 29, 2022, we had total unrestricted cash and cash equivalents on hand of $803.8 million, marketable securities of $238.3 million, and an additional $319.2 million of available borrowing capacity under our revolving credit facilities. On March 15, 2021, we repaid our outstanding borrowings of $25.0 million under our then outstanding asset-based revolving credit facility (the "2022 Revolver").
During the nine months ended October 30, 2021, we sold an aggregate of 34,000,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.67 billion in aggregate net proceeds from sales under the ATM Transactions. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, and capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.
Additionally, during the first quarter of 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. In the second quarter of 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million ($38.7 million as of October 29, 2022) were extended for five years.

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
Sources of Liquidity; Uses of Capital
We utilize cash generated from operations, cash on hand and short-term liquid investments, and have funds available to us under our revolving credit facility to cover seasonal fluctuations in cash flows and to support our various initiatives. Our cash and cash equivalents are carried at fair value and consist primarily of U.S. government bonds and notes, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less. Our marketable securities are also carried at fair value and include investments in certain highly-rated short-term government bonds and notes that mature in less than one year. Our investment policy is designed to preserve principal and liquidity of our short-term investments.
In November 2021 we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"), and includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. As of the end of the third quarter of 2022, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $319.2 million. As of October 29, 2022, no loan amounts were outstanding under the 2026 Revolver and $130.8 million of standby letters of credit were issued and undrawn under the 2026 Revolver.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 29, 2022, we had $13.4 million of outstanding letters of credit and other bank guarantees under facilities outside of the 2026 Revolver.
Cash Flows

	Nine Months Ended
	October 29, 2022	October 30, 2021	Change
Cash (used in) provided by operating activities	$(230.0)	$(324.0)	$94.0
Cash (used in) provided by investing activities	(203.6)	(41.1)	(162.5)
Cash (used in) provided by financing activities	(3.3)	1,203.7	(1,207.0)
Exchange rate effect on cash, cash equivalents and restricted cash	(23.5)	(5.5)	(18.0)
(Decrease) increase in cash, cash equivalents and restricted cash	$(460.4)	$833.1	$(1,293.5)
Operating Activities
During the nine months ended October 29, 2022, cash flows from operating activities were an outflow of $230.0 million, compared with an outflow of $324.0 million during the same period last year. Cash used in operating activities during the nine months ended October 29, 2022 was primarily due to an increase in net loss and the impact of merchandise inventory purchases to support seasonal sales activity. Cash used in operating activities during the nine months ended October 30, 2021 was primarily due to the impact of increased merchandise inventory purchasing as a mitigation response to global supply chain issues and to support our prior year product category expansion.
Investing Activities
Cash flows from investing activities were an outflow of $203.6 million during the nine months ended October 29, 2022 compared to an outflow of $41.1 million during the same period last year. Cash used in investing activities during the nine months ended October 29, 2022 was primarily attributable to purchases of marketable securities, technological investments, and investments in two new fulfillment centers, partially offset by proceeds from the sale of digital assets. Cash used in investing activities during the nine months ended October 30, 2021 was primarily attributable to higher capital expenditures.

Financing Activities
Cash flows from financing activities were an outflow of $3.3 million during the nine months ended October 29, 2022 compared to an inflow of $1,203.7 million during the comparable prior year period. Cash used in financing activities during the nine months ended October 29, 2022 was primarily attributable to settlement of stock-based awards. Cash provided by financing activities during the nine months ended October 30, 2021 was due to $1,672.8 million in aggregate net proceeds from the sale of shares of common stock in the ATM Offering, partially offset by the voluntary redemption of our then outstanding 2023 Senior Notes for an aggregate of $234.2 million (inclusive of a $17.8 million make-whole premium), settlement of $136.6 million of stock-based awards, repayment of $73.2 million to retire at maturity our then outstanding 2021 Senior Notes, repayment of $25.0 million of our then outstanding borrowing under the 2022 Revolver.
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
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of October 29, 2022 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 6 "Debt" and Note 7 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2021 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act has been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of October 29, 2022 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the third quarter of 2022, we implemented new enterprise resource planning ("ERP") software, SAP, as part of a plan to integrate and upgrade our systems and processes. Additional implementation activities are expected to continue in phases over the next few years. This project is expected to improve the efficiency and effectiveness of financial and business transaction processes, as well as the underlying systems environment. While we expect SAP to strengthen our internal financial controls, there are inherent risks in implementing any new system. Management will continue to evaluate and monitor our internal controls over financial reporting as processes and procedures in each of the affected areas evolve.
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our third quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 7 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those set forth below and those described in Part I, Item 1A "Risk Factors" in our 2021 Annual Report on Form 10-K, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.
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
Operational Risks
Our implementation of a new ERP system may adversely affect our business and results of operations or the effectiveness of our internal controls over financial reporting.
During the third quarter of 2022, we implemented a new ERP system, SAP, as part of a plan to integrate and upgrade our systems and processes. Additional implementation activities are expected to continue in phases over the next few years. ERP implementations are complex, labor intensive and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
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

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1	Amendment #1 to Immutable X Protocol Services and License Agreement.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

GAMESTOP CORP.

Date: December 7, 2022	By:	/s/ Diana Saadeh-Jajeh
Diana Saadeh-Jajeh
Chief Financial Officer