Form 10-K
period 2023-01-28
GameStop Corp.
filed 2023-03-28
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 28, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 29, 2022 was approximately $9.1 billion, based upon the closing market price of $34.01 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 22, 2023: 304,675,439
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
PART I
ITEM 1.    BUSINESS
General
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”) offers games and entertainment products through its stores and ecommerce platforms.
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022"). Fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021") and fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020").
Reportable Segments
We operate in four geographic segments: United States, Canada, Australia and Europe. We identified segments based on a combination of geographic areas, which is the basis of how we manage the organization and analyze performance. Our Australia geographic segment includes operations in New Zealand for reporting. Our sales and profits are driven through both our physical stores and ecommerce platforms. Each segment consists primarily of retail operations, with the significant majority focused on games, entertainment products and technology. These products are substantially the same regardless of geographic location, with the primary differences in merchandise carried being the timing of the release of new products in the various segments.
As of January 28, 2023, we had a total of 4,413 stores across all of our segments; 2,949 in the United States, 216 in Canada, 419 in Australia and 829 in Europe. Our stores and ecommerce sites operate primarily under the names GameStop®, EB Games® and Micromania®.
Our Australia and Europe segments also include 52 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers in international markets operating under the Zing Pop Culture® brand. Our brands also include our print and digital gaming publication, Game Informer® magazine.
Financial information about our segments is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Notes to the Consolidated Financial Statements, Note 5, "Segment Information," of this Form 10-K.

Merchandise
We categorize our sale of products as follows:
•Hardware and accessories. We offer new and pre-owned gaming platforms from the major console and PC manufacturers. The current generation of consoles include the Sony PlayStation 5, Microsoft Xbox Series X and the Nintendo Switch. Accessories consist primarily of controllers, gaming headsets, and virtual reality products.
•Software. We offer new and pre-owned gaming software for current and certain prior generation consoles. We also sell a wide variety of in-game digital currency, digital downloadable content and full-game downloads.
•Collectibles. Collectibles consist of apparel, toys, trading cards, gadgets, and other retail products for pop culture and technology enthusiasts, and our digital asset wallet and NFT marketplace activities.
Trade-In Program
We provide our customers with an opportunity to trade-in their pre-owned gaming, mobility, and other products at our stores in exchange for cash or credit which can be applied towards the purchase of other products. This process drives higher market share and offers a broader range of price points for our customers. Our trade-in program provides customers a means to unlock value and recycle used product, which enables us to offer previous generation platforms and related games. We operate refurbishment centers in the United States, Canada, Australia and Europe, where used gaming, mobility and other products can be tested, repaired, sanitized, repackaged and redistributed for sale.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take gaming consoles, gaming software and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2022 alone, through our United States refurbishment center, we refurbished over 0.9 million pieces of software discs and over 2.8 million consumer electronic devices, and recycled over 0.7 million pounds of e-waste. In addition, we continuously measure and look for cost-effective ways to reduce our carbon emissions and have seen both our total emissions and emissions by store decrease in the United States over our baseline year of 2009. In 2022, we achieved a reduction in year over year carbon emissions in excess of 10% in the United States through both operational reductions and renewable sourcing.

Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of January 28, 2023, we offered games and entertainment products in 4,413 stores worldwide as more specifically set forth below:
Domestic Locations. The table below sets forth the number and locations of our domestic stores included in the United States segment.

Alabama	47	Louisiana	53	Ohio	139
Alaska	5	Maine	7	Oklahoma	37
Arizona	60	Maryland	53	Oregon	30
Arkansas	24	Massachusetts	52	Pennsylvania	125
California	263	Michigan	83	Rhode Island	8
Colorado	47	Minnesota	35	South Carolina	62
Connecticut	29	Mississippi	38	South Dakota	5
Delaware	12	Missouri	53	Tennessee	78
Florida	190	Montana	9	Texas	300
Georgia	103	Nebraska	18	Utah	24
Hawaii	12	Nevada	33	Vermont	4
Idaho	15	New Hampshire	20	Virginia	95
Illinois	102	New Jersey	78	Washington	59
Indiana	72	New Mexico	22	West Virginia	23
Iowa	23	New York	143	Wisconsin	42
Kansas	27	North Carolina	117	Wyoming	5
Kentucky	61	North Dakota	7

Total Domestic Stores					2,949

International Locations. The table below sets forth the number and locations of our international stores included in our segments in Canada, Europe and Australia.

Number of Stores
Canada	216
Total Stores - Canada	216

Australia	378
New Zealand	41
Total Stores - Australia	419

Austria	6
France	351
Germany	154
Ireland	36
Italy	268
Switzerland	14
Total Stores - Europe	829
Total International Stores	1,464
Business Strategy
GameStop is on a strategic path to fully leverage its unique position and brand recognition in gaming through a new phase of transformation. Our strategic plan is designed to optimize our core business and achieve profitability in the near term, while pursuing strategic initiatives to generate long-term sustainable growth in the gaming and entertainment industries.
GameStop is actively focused on the below objectives:
•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms. To accomplish this, we are taking steps to ensure we are a fast and convenient solution for our customers. This includes app & site redesigns, better product availability across all channels, improved fulfillment speed, partnerships and store concepts to attract new customers, and a further improved customer service experience.

•Achieve Profitability. During fiscal 2022, we optimized our corporate cost structure to align with our current and anticipated future needs following the completion of a majority of the necessary upgrades to our systems, fulfillment capabilities and overall foundation. We will continue to focus on cost containment as we streamline parts of the organization where we can operate with increased efficiency.
•Leverage Brand Equity to Support Growth. GameStop has many strengths and assets, including strong houshold brand recognition and a significant store network. We intend to use these assets to attract new partnership arrangements, expand product offerings and acquire new customers. We will simultaneously explore and pragmatically invest in strategic initiatives to support our growth.
We believe these efforts are important aspects of our continued business to enable long-term value creation for our shareholders.
PowerUp Rewards
Our U.S. loyalty program, called PowerUp Rewards® ("PowerUp Rewards"), had approximately 56.7 million members as of January 28, 2023, of which approximately 15.0 million members have purchased or traded at GameStop® in the past year. The PowerUp Rewards membership totals include 5.6 million paying pro members. Our loyalty program generally offers our customers the ability to sign up for a free or paid membership, the latter of which gives our customers access to exclusive gaming related rewards. The program's paid membership generally include a subscription to Game Informer® magazine and additional discounts and benefits in our stores and ecommerce platforms.

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
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Our largest vendors are Sony, Nintendo, and Microsoft, which collectively accounted for a majority of our new product purchases in fiscal 2022. We have established price protections and return rights with our primary gaming product vendors in order to reduce our risk of inventory obsolescence. In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations.
Distribution and Information Management
Our operating strategy involves providing a convenient and broad merchandise selection for our customers. We use our distribution facilities, store locations and inventory management systems to optimize the efficiency of the flow of products to our stores and customers, enhance fulfillment efficiency and optimize in-stock and overall investment in inventory.
Competition
The gaming industry is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, computer product and consumer electronics stores, other gaming and related specialty stores, toy retail chains, direct sales by software publishers, the online environments operated by Sony (PlayStation Network), Microsoft (XBox Live), Nintendo (Nintendo Switch Online), as well as other online retailers, game rental companies, and Web 3.0 platforms. Gaming products are also distributed through other methods such as digital delivery. We also compete with sellers of pre-owned and value gaming products and other forms of entertainment activities, including casual and mobile games, movies, television, theater, sporting events and family entertainment centers.
In the United States, we compete with Walmart Stores, Inc. (“Walmart”), Target Corporation (“Target”), Best Buy Co., Inc. ("Best Buy"), and Amazon.com, Inc. (“Amazon.com”), among others. Throughout Europe we compete with major consumer electronics retailers such as FNAC-Darty and Media Markt-Saturn, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Walmart and Best Buy. In Australia, competitors include JB HiFi stores, Big W, Target, and Amazon.com. Globally, we also compete with certain vendors including Sony, Nintendo, and Microsoft among others, for direct-to-consumer offerings.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter of the fiscal year, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions, sales impacts related to temporary store closures, increases or decreases in comparable store sales, the nature and timing of acquisitions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. During fiscal 2022 and 2021, we generated approximately 38% and 37%, respectively, of our sales during the fourth quarter.
Trademarks
We have a number of trademarks and service marks, including “GameStop®,” “Game Informer®,” “EB Games®,” “EB Electronics Boutique®,"” “Power to the Players®," and “PowerUp Rewards®,” and "PowerUp Rewards Pro®," which are registered with the U.S. Patent and Trademark Office. For many of our trademarks and service marks, including “Micromania®” and "Zing Pop Culture®," we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.

Human Capital
At GameStop, we strive to attract, retain and develop talent at all levels of our organization. We have approximately 11,000 full-time salaried and hourly associates and between 14,000 and 27,000 part-time hourly associates worldwide, depending on the time of year. The number of part-time hourly associates fluctuates primarily due to the seasonality of our business. Our human resource philosophy is based on the following tenets:
•Development. We are committed to providing our associates with opportunities to develop and grow their careers. We offer learning opportunities through our training programs and high-potential talent development programs as well as educational assistance programs.
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
We are also committed to taking care of our associates in times of need. Through our Gamer Fund employee assistance program, an employee sponsored 501(c)(3) organization, we have provided temporary assistance to more than 3,900 GameStop associates who have experienced unforeseen emergency or hardship, and more than $750,000 in scholarships.
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
Economic and Industry Risks
Economic, social and political conditions in the markets in which we operate could adversely affect demand for the products we sell and impact our business and financial condition.
Sales of our products involve discretionary spending by consumers, making our results highly dependent on the health of the economies and consumer confidence in the markets in which we operate. Consumers are typically more likely to make discretionary purchases, including purchasing gaming and technology products, when there are favorable economic conditions. Our business may be affected by many economic, social, and political factors outside our control. Some of these factors include consumer disposable income levels, consumer confidence in current and future economic conditions, levels of employment, consumer credit availability, consumer debt levels, interest rates, tax rates, housing market conditions, inflation, tariffs, socio-political factors, such as civil unrest or political uncertainty, and the effect of weather, natural disasters, and public health crises. Adverse economic, social and political changes in any of the regions in which we sell our products could adversely affect our business in many ways, including reduced sales and margins.
We face strong competition from multi-channel retailers, ecommerce businesses and others, which directly affects our revenue and profitability.
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Walmart and Target, computer product and consumer electronics stores, including Best Buy, other United States and international gaming and PC software specialty stores, such as FNAC Darty, and Media Markt-Saturn, major hypermarket chains like Carrefour and Auchan, toy retail chains, internet-based retailers such as Amazon.com, other internet marketplaces, including those operated by game publishers and console manufacturers, online retailers of digital software and game rental companies. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, such actions may negatively impact our business and our financial performance.
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
The gaming industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new gaming platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began with the launch of the Sony PlayStation 5 in November 2020, the Microsoft Xbox Series X in November 2020 and the Nintendo Switch in March 2017.
We are dependent upon the timely delivery of new and innovative products from our vendors and failure to timely obtain new product can adversely affect our sales.
We depend on manufacturers and publishers to deliver video game hardware, software and consumer electronics in quantities sufficient to meet customer demand. Some of the products we sell are in short supply and are highly allocated among us and our competitors and we compete for product inventory. If we fail to obtain products in sufficient quantities, our sales may be negatively impacted.
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
Technological advances in the delivery and types of video games and PC entertainment hardware and software available to consumers, as well as changes in consumer behavior related to these new technologies, have lowered and may continue to lower, our sales.
The current consoles from Sony, Nintendo and Microsoft have facilitated download technology. Downloading of video game content to the current generation video game systems continues to grow and take an increasing percentage of new video game sales. If consumers’ preference for downloading video game content in lieu of physical software continues to increase, our business and financial performance may be adversely impacted.
In addition, both Sony and Microsoft currently offer consoles that only allow for the purchase of digital games and content and do not work with physical software. Sales of those types of consoles eliminate the ability of customers to purchase physical software, which may also adversely affect our sales of both new and pre-owned physical software.
Interruptions to our supply chain or the supply chain of our suppliers may adversely affect our business
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including labor shortages, natural disasters, public health crises, or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth quarter of fiscal 2022, which includes the holiday selling season. During fiscal 2022 and 2021, we generated approximately 38% and 37%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year and adversely impact our liquidity.
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
Our sales of collectibles depend on popularity and trends in pop culture, and if we are unable to anticipate, identify and react to them, our sales and business may be adversely affected.
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, trading cards gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. Our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns.
Strategic Risks
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
The interactive entertainment industry is characterized by swiftly changing technology, evolving industry standards, frequent new and enhanced product introductions, rapidly changing consumer preferences and product obsolescence. Video games are now played on a wide variety of mediums, including video game consoles, personal computers, mobile phones, tablets, social networking websites, and other devices. Browser, mobile and social gaming is accessed through hardware other than the consoles and traditional hand-held video game devices we currently sell. In addition, augmented reality, virtual reality and blockchain technology continue to rapidly evolve and may result in changes in both customer preferences and the types of hardware and software that are used by customers.
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
If we are unable to successfully manage our profitability and cost reduction initiatives, our operating results could be adversely affected.
As part of our strategic plan to achieve profitability and considering the current challenging economic environment highlighted by high inflation, we have recently undertaken cost reduction measures and other initiatives to improve the efficiency of our operations, including initiatives to reduce headcount. These initiatives could strain our existing resources, and we could experience operating difficulties in managing our business, including difficulties in hiring, managing, and retaining employees. If we do not adapt, we may experience erosion to our brand, the quality of our products and services may suffer and our operating results may be negatively impacted.
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
Our inability to attract and retain qualified personnel or retain key personnel in the future could have a material adverse effect on our business and results of operations.
Damage to our reputation could adversely affect our business and our ability to attract and retain customers and employees.
Our continued success depends upon customers’ perception of our Company. Any negative publicity relating to our vendors, products, associates and Board members, practices or our Company could damage our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations and financial condition.
Our new digital asset products and services may not achieve our desired results and may expose us to new risks.
In late May 2022, we launched a beta browser extension version of a non-custodial digital asset wallet, which allows gamers and other users to manage, send, receive and use cryptocurrencies, non-fungible tokens (“NFTs”) and other digital assets across decentralized apps. In July 2022, we launched a beta version of our peer-to-peer NFT marketplace, which allows gamers, creators, collectors and other users to publish, view, buy and sell NFTs, and allows creators selected by us to create NFTs on certain decentralized cryptographic protocols. In November 2022, we launched a beta iOS version of the non-custodial digital asset wallet on the iOS App Store. We are also pursuing, and plan to continue to pursue, other business and strategic initiatives associated with digital assets and blockchain technology.
The digital asset economy is highly competitive and rapidly evolving with frequent launches of new or improved products and services, and frequent entries of new competitors in the United States and internationally. If and to the extent we are unable to successfully implement and operate these digital assets initiatives, we may incur unanticipated costs and losses, and face other adverse consequences, such as negative reputational effects. In addition, the actual effects of pursuing these initiatives may differ, possibly materially, from the benefits that we expect to realize from them, such as the generation of additional revenues.
Our digital asset initiatives also subjects us to risks similar to those associated with any new product offerings, including, but not limited to, our ability to accurately anticipate market demand and acceptance, creator and buyer acceptance, technical issues with the operation of the products, and legal and regulatory risks as discussed herein.
Operational Risks
If we do not maintain the security or privacy of our customer, associate or company information, we could impact our operations, damage our reputation, incur substantial additional costs and become subject to litigation.
An important part of our business involves the receipt, processing and storage of personal information of our customers and associates, including, in the case of customers, payment information. We have systems and processes in place that are designed to protect against security and data breaches and unauthorized access to confidential information, and are constantly working to upgrade these systems and processes. Despite these efforts, we have been the target of cybersecurity attacks in the past and there is no guarantee that the procedures we have implemented to protect against unauthorized access are adequate. A successful cybersecurity attack could lead to significant disruptions in the operations of our systems and business, including our ability to accept payment from customers, unauthorized release of confidential information, including customer payment information and corruption of data. Any such cybersecurity attack may also require significant investment and resources to identify and remediate, may expose us to costly litigation, government investigations, government enforcement actions, fines and/or lawsuits and may significantly harm our reputation with our customers.
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
Such events can adversely affect our workforce and prevent employees and customers from reaching our stores, logistics facilities and other properties and can disrupt or disable portions of our supply chain, distribution network and refurbishment operations. They can also affect our information technology systems, resulting in disruption to various aspects of our operations, including our ability to transact with customers and fulfill orders. As a consequence of these or other events, we may endure interruption to our operations or losses of property, equipment or inventory, which could adversely affect our operations and financial condition.
We seek to mitigate our exposure to these disruptions in several ways. For example, where feasible, we design the configuration of our logistics facilities to reduce the consequences of disasters and other disruptions. We also maintain insurance for these facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of disruption risks applicable to our logistics operations, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, our plans may not be adequate at the time of occurrence for the magnitude of any particular disruption event that we may encounter.

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
If our relationships with these third parties are terminated or impaired, if we are unable to negotiate acceptable terms with these third parties or if these third parties are unable to deliver products for us, whether due to a labor shortage, slow down or stoppage, or for any other reason, we would be required to use alternative carriers for the shipment of products to our retail locations, fulfillment centers and customers. Changing carriers could have a negative effect on our business and operating results due to the negative impact on customer experience, including reduced visibility of order status and package tracking and delays in order processing and product delivery, and we may be unable to engage alternative carriers on a timely basis, upon terms favorable to us, or at all. In addition, these third parties have increasingly had demand for their services exceed capacity, in particular during the holiday selling season, and we may be unable to obtain sufficient services to meet our demand or to timely meet our customers' expectations.
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
All of our retail stores are located in leased premises. If the cost of leasing existing stores increases, we cannot ensure that we will be able to maintain our existing store locations as leases expire. In addition, we may not be able to enter into new leases on favorable terms or at all, or we may not be able to locate suitable alternative sites in a timely manner. Our revenues and earnings may decline if we fail to maintain existing store locations, enter into new leases, or locate alternative sites.
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
We receive payments in digital assets in connection with certain of our digital asset products and services. We also invest, and may invest in the future, directly or indirectly, in or through digital assets. There is no guarantee that these investments will maintain their value as measured against fiat currencies. Digital assets continue to be an emerging asset class based on emerging technologies, and investment in digital assets is subject to a number of factors relating to the capabilities and development of blockchain technologies, such as the infancy of their development, their dependence on the internet and other technologies, their dependence on the role played by miners, validators and developers and the potential for malicious activity, among other factors. Further, there can be no assurance that the blockchain technology on which digital assets are transacted does not have undiscovered flaws that may allow for such digital assets to be compromised, resulting in the loss of some or all of our investments in such digital assets. Finally, the intrinsic value of digital assets is particularly uncertain and difficult to determine due to the novel and rapidly changing nature of digital asset markets. There can be no assurance that digital assets will maintain their value in the future, or that acceptance of using digital assets as currency or to make payments will continue. Moreover, due to the novelty of the asset class and the evolving patchwork of regulatory oversight of digital asset markets, fraud and market manipulation are not uncommon in such markets, all of which could negatively impact the value of our digital asset investments and have an adverse impact on the value of an investment in our business.
We use third parties to custody most of our digital asset investments. The financial institutions, exchanges or other third parties we select to custody our digital assets may become insolvent or subject to cybersecurity attacks, which may in turn cause us to lose all or a portion of our digital assets held by those custodians. While we select custodians that do not rehypothecate or otherwise use our digital asset deposits, we cannot guarantee that these third parties securely maintain our deposits at all times. If, despite our contractual agreements, our selected custodians do rehypothecate or otherwise use our digital asset deposits, they may be unable to accommodate our digital asset withdrawals depending on the nature of the rehypothecation. Furthermore, in the event of bankruptcy of such a custodian, our digital assets held by that third party could, depending on the manner in which such assets are held, be considered the property of the bankruptcy estate and we could be treated as a general unsecured creditor in bankruptcy proceedings. Even if the digital assets held by the custodian are not considered the property of the service provider’s bankruptcy estate, the return of our digital assets may be delayed or affected while the bankruptcy proceeding is pending. Such results may lead to losses for us and have an adverse impact on our business.
If we are unable to find, or maintain relationships with, banks or other financial institutions to support our digital asset initiatives, it may impact our ability to offer certain of our digital asset products and services.
Some established banks and other financial institutions have been unwilling to provide banking services to digital asset companies. Following several high-profile bankruptcies in the digital asset industry and recent bank failures, which involved banks that provided banking services to digital asset companies, there has been heightened regulatory scrutiny of the digital asset industry as a whole, and more banks may become reluctant to provide services to digital asset industry participants. In addition, we rely on third party custodians to hold and regularly liquidate the digital assets we receive into U.S. dollars, and our digital asset custodians must have access to banking services to provide these services. If we, or our custodial partners, are unable to maintain banking relationships on acceptable terms, it may negatively affect our ability to offer certain digital asset products and services.
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
Actual or perceived breaches or cybersecurity attacks directed to other digital asset platforms or services could also create a general loss of customer confidence in the digital asset industry and the use of blockchain technologies, which could negatively impact the demand for our products and harm our reputation.
If our systems, the blockchain networks on which our digital asset products and services are offered, or our third party partners fail to perform or are inadequate, we may experience adverse consequences, including financial losses, customer dissatisfaction and reputational harm.
Similar to other aspects of our business, our digital asset products and services are reliant on certain third party partners, including, but not limited to, fiat-to-crypto onramp providers, cloud computing services and data centers. Because we rely on third parties to provide these services and to facilitate certain of our business activities, we face increased operational risks. These third parties may be subject to legal, regulatory, financial, and labor issues, cybersecurity incidents, privacy breaches, interruptions, disruptions, and other similar issues. They are also vulnerable to damage or interruption from human error, fires, natural disasters (including, but not limited to, floods, earthquakes, hurricanes and tornados), power loss, telecommunications failures, terrorism, vandalism, pandemics and similar events. Additionally, these third parties may breach their agreements with us or refuse to continue to renew their agreements on commercially reasonable terms, or at all. There can be no assurances that third parties that provide products or services to us or our users will continue to do so on acceptable terms, or at all. If any of these third parties do not adequately or appropriately provide their services or perform their responsibilities to us or our users, or if such third party partners decide to or are required by law to suspend or shut down products or services that we are relying on, we may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all, and we may be subject to business disruptions, losses or costs to remediate any of the deficiencies, customer dissatisfaction, reputational damage, legal or regulatory proceedings, or other adverse consequences which could harm our business.
In addition, we rely on one or more transaction protocols referred to as “smart contracts,” which include the cryptographic operations that verify and secure transactions, in connection with our digital asset products or services. A smart contract is software that digitally facilitates or enforces a rules-agreement or terms between transacting parties. If the smart contracts fail to behave as expected, suffer cybersecurity attacks or security issues, become obsolete, or encounter other issues, certain transactions may not be completed or may be erroneously executed, and we and our users may experience significant harm, including irretrievable loss of digital assets.
Peer-to-peer NFT marketplaces create unique risks and challenges related to content moderation and control. If we are unable to navigate these issues, demand for the marketplace could be adversely impacted.
The creator of an NFT will often have, or purport to have, all necessary rights to the content of the NFT and can determine what rights to assign to a buyer, such as the right to display, modify, publicly perform, or copy the content. Risks associated with purchasing or selling items associated with content created by third parties through peer-to-peer transactions, include, among other things, the risk of purchasing counterfeit items or items alleged to be counterfeit, mislabeled items, items that are vulnerable to metadata decay, items on smart contracts with bugs or malware, items related to content that infringes intellectual property rights, and items that may become untransferable, inoperable or obsolete. Our involvement, directly or indirectly, in a dispute between creators and buyers on our NFT marketplace, could adversely affect the success of our NFT marketplace and harm our business, operating results, and financial condition.
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
Risks Related to Laws and Regulations
Unfavorable changes in our global tax rate could have a negative impact on our business, results of operations and cash flows.
As a result of our operations in many foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our business and to estimates of the amount of income to be derived in any given jurisdiction. A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the multiple jurisdictions in which we operate, or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material adverse impact on our business and results of our operations.
We also continue to monitor developments related to tax legislation and government policy, including corporate tax reform. The impact of these potential changes to our business and consolidated financial results cannot be determined until the relevant legislation and policies are finalized.
Legislative actions may cause our general and administrative and compliance costs to increase and impact our operations and financial condition.
To comply with laws adopted by the United States government or other United States or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements, and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, workplace safety, product safety, privacy and security of customer data, responsible sourcing, environmental protection, and supply chain transparency, and increased compliance costs related to wage and hour statutes, limitations on arbitration/class action waiver agreements and overtime regulations, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.
Failure to comply with federal, state, local and international laws, regulations, and statutes applicable to our business could result in an adverse impact to our business and financial condition.
As a seller of consumer products, we are also subject to various federal, state, local and international laws, regulations and statutes, including laws relating to product safety and consumer protection and privacy. While we take steps to comply with these laws, there can be no assurance that we will be in compliance, and failure to comply with these laws could result in litigation, regulatory action and penalties which could have a negative impact on our business and financial condition. In addition, our suppliers might not adhere to product safety requirements and the Company and those suppliers may therefore be subject to involuntary or voluntary product recalls or product liability lawsuits. Direct costs, lost sales and reputational damage associated with product recalls, government enforcement actions, or product liability lawsuits, individually or in the aggregate, could have a negative impact on future revenues and results of operations.
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
The Company continues to explore new business initiatives, including initiatives related to blockchain, digital assets, NFTs and Web 3.0 technology. These potential business initiatives involve a complex and rapidly evolving mixture of laws and regulations enacted and implemented by U.S., state and local and foreign governments and regulatory authorities. Given the unique and novel nature of the underlying technologies associated with these potential business initiatives, governments and regulatory authorities continue to expand, modify, interpret and re-interpret frequently the legal and regulatory frameworks applied to these initiatives. Such legal and regulatory frameworks may be applied in an inconsistent manner from one jurisdiction to another, which may result in conflicting frameworks with one another. Moreover, since there is significant uncertainty associated with the laws and regulations concerning such potential business initiatives, we are required to exercise our judgment as to whether certain laws or regulations apply to the Company and the potential business initiatives or may apply in the future, and it is possible that legislators, regulators and the courts may disagree with our conclusions. As blockchain-based services and products continue to evolve, increasing legislation, regulation and enforcement efforts by federal, state and foreign legislators and agencies, respectively, and the prospect of private litigation claims related to such services and products become more likely, which may negatively impact such potential business initiatives.
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
As digital assets are a relatively new and emerging asset class, the regulatory, commercial, and legal framework governing digital assets and associated products and services is likely to evolve both in the United States and internationally and implicates issues regarding a range of matters, including, but not limited to, intellectual property rights, consumer protection, privacy and cybersecurity, anti-money laundering (“AML”), sanctions and currency, tax, money transmission, commodity, and securities law compliance. In addition, following the failure of several prominent crypto trading venues and lending platforms in 2022, the United States Congress expressed the need for both greater federal oversight of digital assets and comprehensive cryptocurrency legislation. In the near future, various governmental and regulatory bodies, including in the United States, may introduce new policies, laws, and regulations relating to digital assets generally, and digital asset platforms in particular. We may need to comply with new licensing or registration requirements, revise our compliance and risk mitigation measures, institute a ban on certain digital assets or transactions thereof, and/or suspend or shut down our products or services in one or more jurisdictions. We may also face substantial costs to operationalize and comply with new legal or regulatory requirements. It is difficult to predict how the legal and regulatory framework and oversight/enforcement infrastructure around digital assets will develop and how such developments will impact our business and these new product offerings since the market for digital assets, and NFTs in particular, is relatively nascent.
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
With respect to securities laws, the SEC, U.S. state, and foreign government regulators have taken varying positions regarding whether certain digital assets fall within the definition of a “security” under U.S. federal, state or foreign securities laws, respectively. The determination as to whether a digital asset is a security is a fact-driven analysis and the outcome may be difficult to predict. Also, securities laws and regulations are constantly evolving. Accordingly, the SEC, U.S. state, and/or foreign government regulators could take the position that certain digital assets we support through our digital asset-based products or services are deemed “securities” under their definitions and interpretations. We have policies and procedures in place that are intended to enable us to make a reasonable, risk-based assessment regarding the likelihood that a particular digital asset could be deemed a security under applicable laws. These policies and procedures are not legal determinations as to whether any particular digital asset is a security under federal securities laws. However, the application of securities laws to the specific facts and circumstances of digital assets is complex and subject to change, and it is possible that regulators may disagree with our conclusions. There is no certainty that any digital assets are not securities, notwithstanding the conclusions drawn based on our risk-based assessment. We could be subject to legal or regulatory action in the event a regulatory authority or court were to determine that a digital asset offered, sold or traded on our non-custodial digital asset wallet product or NFT marketplace is a security under applicable laws, which could have an adverse impact on our business. Furthermore, to the extent that any of the digital assets we support are deemed securities, we may be required to register as a broker-dealer and/or national securities exchange with the SEC and/or foreign regulatory counterpart, or rely on an available exemption from registration.
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
We comply with laws and regulations related to U.S. AML and counter-terrorist financing (“CTF”) laws and regulations, enforced by the United States Department of Treasury’s Financial Crimes Enforcement Network ("FinCEN"), and economic sanctions enforced by the U.S. Department of Treasury’s Office of Foreign Assets Control (“OFAC”) in connection with our digital asset products and services. U.S. sanctions laws and regulations generally restrict persons subject to U.S. jurisdiction from dealings with certain jurisdictions that are the target of comprehensive embargoes, as well as with persons, entities, and governments identified on certain prohibited party lists. We have an OFAC compliance program in place that includes monitoring of IP addresses to identify prohibited jurisdictions and of digital wallet addresses that have either been identified by OFAC as prohibited or that otherwise are believed by us to be associated with prohibited persons or jurisdictions. Regardless, there can be no guarantee that our compliance program will prevent transactions with particular persons or addresses or prevent every potential violation of OFAC sanctions. Any present or future government inquiries relating to sanctions could result in negative consequences for us, including costs related to government investigations, financial penalties, and harm to our reputation. Further, new or revised U.S. or foreign AML, CTF or sanctions laws and regulations could require us to invest substantially in new compliance measures and that may require significant retroactive compliance efforts that could adversely affect our financial position, as well as give rise to liabilities based on our compliance program.
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
Our employees, directors and officers, and their affiliates, hold substantial amounts of shares of our Class A Common Stock. Sales of a substantial number of such shares by these stockholders, or the perception that such sales will occur, may cause the market price of our Class A Common Stock to decline. Other than restrictions on trading that arise under securities laws (or pursuant to our securities trading policy that is intended to facilitate compliance with securities laws), including the prohibition on trading in securities by or on behalf of a person who is aware of material nonpublic information, we have no restrictions on the right of our employees, directors and officers, and their affiliates, to sell their unrestricted shares of Class A Common Stock.
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
•the timing and extent of the achievement of anticipated profits from investments, if at all;
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
The agreement governing our revolving credit facility contains a number of restrictive covenants that impose significant operating and financial restrictions on us and certain of our subsidiaries and may limit our ability to engage in acts that may be in our long-term best interest, including limitations on additional liens, investments, acquisitions, loans, guarantees, the incurrence of additional indebtedness, certain fundamental changes, certain dispositions, certain dividends and distributions and certain related party transactions. A breach of the covenants or restrictions under the agreement governing our revolving credit facility could result in an event of default. Such an event of default may allow the creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the revolving credit facility would permit the lenders under our revolving credit facility to terminate all commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under our revolving credit facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. If our lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
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
During the third quarter of fiscal 2022, we implemented a new ERP system, SAP, as part of a plan to integrate and upgrade our systems and processes. Additional implementation activities are expected to continue in phases over the next few years. ERP implementations are complex, labor intensive and time-consuming projects and involve substantial expenditures on system software and implementation activities. The ERP system is critical to our ability to provide important information to our management, obtain and deliver products, provide services and customer support, send invoices and track payments, fulfill contractual obligations, accurately maintain books and records, provide accurate, timely and reliable reports on our financial and operating results, and otherwise operate our business. ERP implementations also require transformation of business and financial processes in order to reap the benefits of the ERP system. Any such implementation involves risks inherent in the conversion to a new computer system, including loss of information and potential disruption to our normal operations. The implementation and maintenance of the new ERP system has required, and will continue to require, the investment of significant financial and human resources, the re-engineering of processes of our business, and the attention of many employees who would otherwise be focused on other aspects of our business. Our results of operations could be adversely affected if we experience time delays or cost overruns during the ERP implementation process, or if we are unable to reap the benefits we expect from the ERP system. Any material deficiencies in the design and implementation of the new ERP system could also result in potentially materially higher costs than we had incurred previously and could adversely affect our ability to operate our business and otherwise negatively impact our financial reporting and internal controls. Any of these consequences could have a material adverse effect on our results of operations and financial condition.
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
Recent digital asset market developments have had, and may continue to have, a negative effect on the price of digital assets and cause reputational harm to the industry.
In the past year, multiple digital asset platforms have commenced bankruptcy or insolvency proceedings, including Voyager Digital Holdings, Inc., Celsius Network, Ltd. (“Celsius”), FTX Trading Ltd. ("FTX"), BlockFi Inc., and Genesis Global Holdco, LLC. These digital asset platforms commenced bankruptcy proceedings under Chapter 11 of Title 11 of the United States Code (the “Bankruptcy Code”), in large part because the platforms did not have sufficient funds or digital assets available to satisfy the claims and entitlements of their customers and account holders. The bankruptcy proceedings for each of these platforms remain ongoing, and the treatment and recoveries of account holders and creditors of these digital asset platforms is largely undetermined.
While there have been recent rulings by the bankruptcy court in the Celsius case regarding ownership of digital assets in two different types of digital asset accounts offered by Celsius, the determination whether digital assets held on a platform or exchange are property of the debtor’s estate is highly fact-specific, and the bankruptcy courts have not fully addressed or resolved this issue in each of the bankruptcy proceedings mentioned above.

ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.

ITEM 2.    PROPERTIES
All of our retail stores are leased. Store leases typically provide for a lease term of one to five years, plus renewal options. This arrangement gives us the flexibility to pursue extension or relocation opportunities that arise from changing market conditions. We believe that, as current leases expire, we will be able to obtain either renewals at present locations or leases for similar locations in the same area.
The terms of the store leases for the 4,413 leased stores open as of January 28, 2023 expire as follows.

Lease Terms to Expire During	Number of Stores
Fiscal 2023	1,723
Fiscal 2024	891
Fiscal 2025	690
Fiscal 2026	395
Fiscal 2027 and later	714
Total	4,413
In July of 2020, we sold and leased-back, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas and ii) a nearby refurbishment center. In August of 2020, we sold and leased-back our Australian headquarters in Eagle Farm, Queensland to an unaffiliated third party. In September of 2020, we sold and leased-backed our Canadian headquarters in Brampton, Ontario to an unaffiliated third party.
As of January 28, 2023, we owned three and leased 14 office and distribution facilities, totaling approximately 2.7 million square feet. The lease expiration dates for the leased facilities range from 2023 to 2032, with an average remaining lease life, including reasonably certain options, of approximately seven years.

The following table presents our principal facilities. Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.

Location	Segment	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	United States	360,000	Leased	Distribution and administration
Grapevine, Texas, USA	United States	182,000	Leased	Manufacturing and distribution
Shepherdsville, Kentucky, USA(1)	United States	631,000	Leased	Fulfillment and distribution
York, Pennsylvania, USA	United States	708,000	Leased	Fulfillment and distribution
Brampton, Ontario, Canada	Canada	119,000	Leased	Distribution and administration
Eagle Farm, Queensland, Australia	Australia	185,000	Leased	Distribution and administration
Milan, Italy	Europe	123,000	Owned	Distribution and administration
___________________
(1) In January of 2023, we announced plans to close the Shepherdsville, Kentucky distribution facility to consolidate our fulfillment activities to two domestic sites, York, Pennsylvania and Grapevine, Texas.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. As of March 22, 2023, there were 197,058 record holders of our Class A Common Stock. Excluding the approximately 228.7 million shares of our Class A Common Stock held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares), approximately 76.0 million shares of our Class A Common Stock were held by record holders as of March 22, 2023 (or approximately 25% of our outstanding shares).
Dividends
On June 3, 2019, our Board of Directors elected to eliminate our quarterly dividend in an effort to strengthen our balance sheet and provide increased financial flexibility. During the past three fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our common stock. Dividends paid in fiscal 2020 of $0.3 million represent dividends previously declared on unvested restricted stock awards granted under the Amended and Restated GameStop Corp. 2011 Incentive Plan. These dividends are paid upon vesting of the restricted stock awards. We currently use, and will continue to use, all available funds and any future earnings for working capital and general corporate purposes, maintaining a strong balance sheet, potential strategic initiatives, and capital expenditures. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the agreements governing our existing indebtedness and other factors our Board of Directors deems relevant.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing February 2, 2018 through January 27, 2023 (the last trading date of fiscal 2022) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 2, 2018 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$2,500
$2,000
$1,500
$1,000
$500
$0
2/2/2018
2/1/2019
1/31/2020
1/29/2021
1/28/2022
1/27/2023
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	2/2/2018	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023
GME	$100.00	$72.87	$25.76	$2,180.11	$656.78	$612.31
S&P 500 Index	$100.00	$96.12	$116.83	$136.96	$165.70	$154.69
Dow Jones Specialty Retailers Index	$100.00	$114.63	$125.83	$177.32	$170.06	$169.63
As noted above under the heading "Risk Factors — Risk Related to Our Common Stock", the market price of our Class A Common Stock has been extremely volatile due to circumstances outside of our control, including a short squeeze that led to volatile price movements that were unrelated or disproportionate to our operating performance.
Issuer Purchases of Equity Securities
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date. We did not repurchase shares during fiscal 2022 or fiscal 2021. As of January 28, 2023, we have $101.3 million remaining under the repurchase authorization. Refer to Item 7. Management's Discussion and Analysis - "Share Repurchases" for additional information.
The Company did not purchase any of its equity securities during the fourth quarter of fiscal 2022, and did not withhold any shares of Class A Common Stock during the fourth quarter of fiscal 2022 from employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock awards under our equity plans.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide a detailed analysis for fiscal 2022 compared to fiscal 2021. For a comparison of our results of operations for fiscal 2021 compared to fiscal 2020, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended January 29, 2022, as filed with the SEC on March 17, 2022.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.

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
GameStop entered a new phase of its transformation during the back half of 2022. As a result, GameStop is focused on three overarching goals: establishing omnichannel retail excellence, achieving profitability, and leveraging brand equity to support growth.
We are taking the following steps, with a significant emphasis on cost containment:
•Improving margins through operational discipline and increased emphasis on higher margin collectibles and pre-owned product categories;
•Ensuring the Company's cost structure is sustainable relative to revenue, including taking steps to optimize our workforce to operate efficiently and nimbly;
•Prudently increasing the size of our addressable market by growing our product catalog across PC gaming, collectibles, consumer electronics, toys, augmented reality, virtual reality and other categories that represent natural extensions of our business; and
•Sustaining a favorable customer experience through seamless in-store and ecommerce platforms and speedy delivery to our customers.
In connection with our cost reduction efforts, we expect to see favorable impacts to our selling, general, and administrative ("SG&A") expenses in the quarters to come as we pursue profitability. We also maintain and continue to strengthen our strong balance sheet.

In our pursuit of profitability we seek to improve the efficiency and effectiveness of operations across the organization globally. While we expect our intense focus on expense reductions to yield decreases in SG&A expenses we continue to explore strategic options, which may include further store closings and exiting unprofitable businesses. As a result of these actions, we have incurred and may continue to incur severance, store closure costs and other related expenses.
By executing on these priorities, we believe we can create a compelling experience for customers and be positioned to invest pragmatically in growth initiatives. In May 2022, we announced the launch of our non-custodial digital asset wallet to allow gamers and others to store, send, receive, and use cryptocurrencies and NFTs across decentralized apps. In July 2022, we launched our NFT marketplace to allow gamers, creators, collectors and others to buy, sell and trade NFTs. Our NFT marketplace enables parties to own their digital assets, which are represented and secured on the blockchain, and allows parties to connect to their own digital asset wallets to enable transactions. In November 2022, we launched the integration of the Immutable X blockchain protocol, which provides access to various Web 3.0 products and NFT gaming assets to our customers.
We believe the combination of these efforts to stabilize and optimize our core business are critical to achieve sustained profitability to enable long-term value creation for our stockholders.

STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2022 compared to the end of fiscal 2021.

	January 29, 2022	Openings	Disposals	January 28, 2023
United States	3,018	—	(69)	2,949
Canada	231	—	(15)	216
Australia	417	6	(4)	419
Europe	907	2	(80)	829
Total Stores	4,573	8	(168)	4,413

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items (in millions) and as a percentage of net sales:

	Fiscal 2022		Fiscal 2021		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$5,927.2	100.0%	$6,010.7	100.0%	$(83.5)	(1.4)%
Cost of sales	4,555.1	76.9	4,662.9	77.6	(107.8)	(2.3)
Gross profit	1,372.1	23.1	1,347.8	22.4	24.3	1.8
Selling, general, and administrative expenses	1,681.0	28.4	1,709.6	28.4	(28.6)	(1.7)
Asset impairments	2.7	—	6.7	0.1	(4.0)	(59.7)
Operating loss	(311.6)	(5.3)	(368.5)	(6.1)	56.9	15.4
Interest (income) expense and other, net	(9.5)	(0.2)	26.9	0.4	(36.4)	135.3
Loss before income taxes	(302.1)	(5.1)	(395.4)	(6.6)	93.3	23.6
Income tax expense (benefit)	11.0	0.2	(14.1)	(0.2)	25.1	(178.0)
Net loss	$(313.1)	(5.3)%	$(381.3)	(6.3)%	$68.2	17.9%
Net Sales
The following table presents net sales by significant product category:

	Fiscal 2022		Fiscal 2021		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$3,140.0	53.0%	$3,171.7	52.8%	$(31.7)	(1.0)%
Software	1,822.6	30.7	2,014.8	33.5	(192.2)	(9.5)
Collectibles	964.6	16.3	824.2	13.7	140.4	17.0
Total	$5,927.2	100.0%	$6,010.7	100.0%	$(83.5)	(1.4)%
The following table presents net sales by reportable segment:

	Fiscal 2022		Fiscal 2021		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$4,093.0	69.1%	$4,186.5	69.7%	$(93.5)	(2.2)%
Canada	344.1	5.8	332.3	5.5	11.8	3.6
Australia	588.7	9.9	591.8	9.8	(3.1)	(0.5)
Europe	901.4	15.2	900.1	15.0	1.3	0.1
Total	$5,927.2	100.0%	$6,010.7	100.0%	$(83.5)	(1.4)%

Net sales decreased $83.5 million, or 1.4%, in fiscal 2022 compared to fiscal 2021. Net sales during fiscal 2022 in our Canada and Europe segments increased by 3.6% and 0.1%, respectively, while net sales in our United States and Australia segments decreased by 2.2% and 0.5%, respectively, when compared to fiscal 2021.
The decrease in consolidated net sales in fiscal 2022 compared to fiscal 2021 was primarily attributable to the translation impact of a stronger U.S. dollar, a decline in sales from new software releases as a result of fewer significant title launches in fiscal 2022, and a decline in sales of video game accessories, partially offset by an increase in sales of new gaming hardware and an increase in sales of toys and collectibles.
Gross Profit
Gross profit increased $24.3 million, or 1.8%, in fiscal 2022 compared to fiscal 2021, and gross profit as a percentage of net sales increased to 23.1% in fiscal 2022 compared to 22.4% in fiscal 2021. The increase in gross profit is primarily attributable to a decrease in freight expense as a result of lower ecommerce volume and added cost optimizations, partially offset by the translation impact of a stronger U.S. dollar.
Selling, General, and Administrative Expenses
SG&A expenses decreased $28.6 million, or 1.7%, in fiscal 2022 compared to fiscal 2021, and SG&A as a percentage of net sales for fiscal 2022 and 2021 remained constant at 28.4%. SG&A expenses decreased primarily due to the translation impact of a stronger U.S. dollar, a decrease in marketing expenses, and reduction in labor-related and consulting service costs driven by our focus on cost structure optimization efforts, and the recognition of deferred income related to our partnership with Immutable X Pty Limited ("IMX").
Asset Impairments
Asset impairments related to store-level assets decreased $4.0 million, or 59.7% in fiscal 2022 compared to fiscal 2021. During fiscal 2022 and 2021, we recognized $2.7 million and $6.7 million, respectively, in asset impairment charges related to store-level assets. See Item 8, Notes to the Consolidated Financial Statements, Note 9, "Asset Impairments," for additional information related to the impact on our segments.
Interest (Income) Expense and Other, Net
Interest (income) expense and other, net decreased by $36.4 million, or 135.3%, shifting from net interest expense in fiscal 2021 to net interest income in fiscal 2022. The change is primarily due to interest income increasing by $13.1 million in fiscal 2022 as a result of higher returns on invested cash, and interest expense decreasing in fiscal 2022 as a result of lower debt. In the first quarter of fiscal 2021, we repaid $73.2 million aggregate principal of our then outstanding 6.75% Senior Notes due 2021 (the "2021 Senior Notes") and the remaining $216.4 million aggregate principal of our then outstanding 10% Senior Notes due 2023 (the "2023 Senior Notes") including a $17.8 million make-whole premium.
Income Tax
We recognized an income tax expense of $11.0 million representing an effective tax rate of (3.6)% in fiscal 2022, compared to an income tax benefit of $14.1 million representing an effective tax rate of 3.6% in fiscal 2021. The effective tax rate of (3.6)% in fiscal 2022 is primarily due to not recognizing benefits on certain current period losses, as well as income taxes due in certain foreign and state jurisdictions in which we operate. The effective tax rate of 3.6% in fiscal 2021 is primarily due to not recognizing benefits on certain current period losses, the release of a valuation allowance on deferred tax assets in Australia and New Zealand, incremental tax benefits recognized in association with the CARES Act, as well as income taxes due in certain foreign and state jurisdictions in which we operate. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	January 28, 2023	January 29, 2022
Cash and cash equivalents	$1,139.0	$1,271.4
Marketable securities	251.6	—
Cash, cash equivalents and marketable securities	$1,390.6	$1,271.4
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of January 28, 2023, we had total unrestricted cash and cash equivalents on hand of $1,139.0 million, marketable securities of $251.6 million, and an additional $330.7 million of effective available borrowing capacity under our revolving credit facilities.
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
In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills in an aggregate amount of $250.0 million. As of January 28, 2023, the investment portfolios aggregate balance was $252.6 million, of which $251.6 million are recognized in marketable securities and $1.0 million are recognized in cash and cash equivalents on our Consolidated Balance Sheets.
In fiscal 2021, we sold an aggregate of 34,000,000 shares of our common stock under our at-the market equity offering program (the "ATM Transactions"). We generated $1.67 billion in aggregate net proceeds from sales under the ATM Transactions. The net proceeds generated from sales under the ATM Transactions have been, and are expected to be, used for working capital and general corporate purposes, including repayment of indebtedness, funding our transformation, growth initiatives and product category expansion efforts, capital expenditures and the satisfaction of our tax withholding obligations upon the vesting of shares of restricted stock held by our executive officers and other employees.

Additionally, during fiscal 2021, we repaid the remaining $73.2 million aggregate principal amount of our then outstanding 2021 Senior Notes and the remaining $216.4 million aggregate principal amount of our then outstanding 2023 Senior Notes. Also, in fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of January 28, 2023, €36.3 million, or $39.5 million, remains outstanding.
In November 2021 we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). As of January 28, 2023, no loan amounts were outstanding under the 2026 Revolver and $119.3 million of standby letters of credit were issued and undrawn under the 2026 Revolver. See Item 8, Notes to the Consolidated Financial Statements, Note 14, "Debt," for additional information.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of January 28, 2023, we had bank guarantees outstanding in the amount of $14.5 million outside of the 2026 Revolver, and $57.0 million of collateralized cash which is classified as restricted cash in prepaid expenses and other current assets and other noncurrent assets on our Consolidated Balance Sheets.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, uses for our excess cash in low-risk, short-term investments, as well as equity and debt financing alternatives that we believe may enhance stockholder value. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance, our commitments and obligations, our capital requirements, limitations imposed under our credit facilities and overall market conditions.

Certain vendors have been impacted by volatility in the supply chain financing market. Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors including our inventory purchase levels, available payment terms for inventories, availability of borrowing capacity under our credit facilities, favorable credit terms and costs of providing collateral.
Cash Flows
The following table presents a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows:

	2022	2021	Change
Cash provided by (used in) operating activities	$108.2	$(434.3)	$542.5
Cash used in investing activities	(222.7)	(64.8)	(157.9)
Cash (used in) provided by financing activities	(7.9)	1,200.6	(1,208.5)
Exchange rate effect on cash, cash equivalents and restricted cash	(1.5)	(16.6)	15.1
(Decrease) increase in cash, cash equivalents and restricted cash	$(123.9)	$684.9	$(808.8)
Operating Activities
In fiscal 2022, cash flows provided by operating activities were an inflow of $108.2 million, compared with an outflow of $434.3 million in fiscal 2021. The increase in cash provided by operating activities during fiscal 2022 was primarily due to a reduction in merchandise inventory levels and collection of $176.0 million in tax refunds, partially offset by the impact of our net loss. The reduction in merchandise inventory was due to improved inventory management, including a more disciplined purchasing strategy, more advantageous product mix ahead of the fiscal 2022 holiday season, and an improvement in supply chain constraints. Cash used in operating activities in fiscal 2021 was primarily attributable to an increase in merchandise inventory levels when compared to prior year to, among other things, support our product category expansion efforts, and to mitigate the full impact of global supply chain issues.
Investing activities
In fiscal 2022, cash flows used in investing activities were an outflow of $222.7 million compared to an outflow of $64.8 million in fiscal 2021. Cash used in investing activities during fiscal 2022 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from the sale of digital assets and proceeds from the maturity of marketable securities. Cash used in investing activities during fiscal 2021 was primarily attributable to technological investments, and investments in our fulfillment operations.
Financing activities
In fiscal 2022, cash flows from financing activities were an outflow of $7.9 million compared to an inflow of $1.2 billion in fiscal 2021. Cash used in financing activities in fiscal 2022 was primarily attributable to settlement of stock-based awards. Cash provided by financing activities during fiscal 2021 was primarily due to the sale of shares of our common stock in connection with the ATM transactions for aggregate net proceeds of approximately $1.7 billion. These proceeds were partially offset by payments of $136.8 million for withholding obligations upon the vesting of shares of restricted stock, repayment of $73.2 million of our then outstanding 2021 Senior Notes, and the voluntary early redemption of our outstanding 2023 Senior Notes for an aggregate of $234.2 million (inclusive of a $17.8 million make-whole premium). We also repaid $25.0 million of outstanding borrowings under our then existing revolving credit facility in 2021.
Share Repurchases
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date.
We did not repurchase shares during fiscal 2022, fiscal 2021, or fiscal 2020. As of January 28, 2023, we have $101.3 million remaining under the repurchase authorization.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of January 28, 2023 other than those disclosed Item 8, Notes to the Consolidated Financial Statements, Note 16, "Commitments and Contingencies".

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
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at January 28, 2023 would have affected net earnings by approximately $2.5 million in fiscal 2022.
Customer Liabilities
Our PowerUp Rewards® loyalty program allows enrolled members to earn points on purchases in our stores and on some of our websites that can be redeemed for rewards and discounts. We allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration. The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated amount of points that will never be redeemed, which is a concept known in the retail industry as "breakage." Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer and recognize estimated breakage on gift cards in proportion to historical redemption patterns.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at January 28, 2023, in each case, would have affected net earnings by approximately $2.8 million in fiscal 2022. A 10% change in our gift card breakage rate at January 28, 2023 would have affected net earnings by approximately $11.9 million in fiscal 2022.

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
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Based on our analysis, we have determined that it is more likely than not that some portion of our deferred tax assets will not be realized. Our valuation allowances increased to $408.5 million as of January 28, 2023, primarily due to cumulative losses in certain jurisdictions. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.
We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $13.2 million as of January 28, 2023. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk due to foreign currency fluctuations, described more fully below.
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a gain of $7.3 million and a gain of $9.6 million in SG&A expenses in our Consolidated Statement of Operations related to derivative instruments for the fiscal years ended January 28, 2023 and January 29, 2022, respectively. The aggregate fair value of the forward exchange contracts as of January 28, 2023 and January 29, 2022 was a net liability of $5.9 million and $3.4 million, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of January 28, 2023 would result in a gain of $10.2 million or a loss of $8.4 million in value of the forward exchange contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of January 28, 2023, and January 29, 2022, the related consolidated statements of operations, comprehensive income (loss), stockholders' equity, and cash flows, for the 52 week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 28, 2023, and January 29, 2022, and the results of its operations and its cash flows for the 52 week periods ended January 28, 2023, January 29, 2022 and January 30, 2021, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 28, 2023, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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
We identified the reserve for certain merchandise inventory products as a critical audit matter because of the significant estimates and assumptions management makes to estimate the excess, slow-moving, and obsolete inventory adjustments, involving the consideration of excess quantities on hand, recent sales prices, potential price protections, returns to vendors and other factors to estimate future customer demand. This required a high degree of auditor judgment and an increased extent of effort when performing audit procedures to evaluate the methodology and the reasonableness of related assumptions, as well as the inputs and related calculations, to evaluate whether merchandise inventory reserves for certain inventory products were appropriately recorded as of January 28, 2023.

How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess, slow-moving, and obsolete merchandise inventory reserve for certain inventory products included the following, among others:
•We tested the design and operating effectiveness of controls over the valuation of inventories.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess, slow-moving, and obsolete inventory reserve, which included consideration of reserve trends.
•We performed analysis of key product metrics, such as inventory turnover and product margins, to identify and evaluate slow moving inventory categories, negative margins, or other trends.
•We tested a sample of inventory items to assess the reasonableness of the excess, slow-moving, and obsolete inventory reserve through evaluation of historical margin, turnover, discounts, and markdowns.
Indefinite-lived Intangible Assets – Refer to Note 11 to the financial statements
Critical Audit Matter Description
In January 2022, the Company entered into contractual arrangements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. ("Digital Worlds") pursuant to which the Company was entitled to receive digital assets in the form of IMX tokens once certain contractual milestones have been achieved. As contractual milestones were achieved, the Company received the IMX tokens and recognized deferred income in the consolidated balance sheet.
Auditing the recognition of the deferred income associated with the digital assets received by the Company, specifically the timing, time period and pattern of future recognition required a high degree of auditor judgment and increased extend of effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the evaluation of the timing, time period and pattern of recognition of the deferred income included the following, among others:
•We tested the design and operating effectiveness of the control over the evaluation of the accounting for the deferred income
•We involved senior, more experienced audit team members to perform audit procedures
•We evaluated whether the Company’s conclusions regarding the timing, time period and pattern of recognition was representative of the nature and terms of the contractual arrangements
•Recalculated the amortization of the deferred income in accordance with the accounting conclusion

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 28, 2023
We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	January 28, 2023	January 29, 2022
ASSETS
Current assets:
Cash and cash equivalents	$1,139.0	$1,271.4
Marketable securities	251.6	—
Receivables, net of allowance of $2.2 and $3.3, respectively	153.9	141.1
Merchandise inventories	682.9	915.0
Prepaid expenses and other current assets	96.3	271.3
Total current assets	2,323.7	2,598.8
Property and equipment, net of accumulated depreciation of $1,006.8 and $1,029.8, respectively	136.5	163.6
Operating lease right-of-use assets	560.8	586.6
Deferred income taxes	18.3	16.3
Other noncurrent assets	74.1	134.0
Total assets	$3,113.4	$3,499.3

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$531.3	$471.0
Accrued liabilities and other current liabilities	602.3	668.9
Current portion of operating lease liabilities	194.7	210.7
Current portion of long-term debt	10.8	4.1
Total current liabilities	1,339.1	1,354.7
Long-term debt	28.7	40.5
Operating lease liabilities	382.4	393.7
Other long-term liabilities	40.9	107.9
Total liabilities	1,791.1	1,896.8
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 1,000 shares; 304.6 and 303.6 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,613.6	1,577.5
Accumulated other comprehensive loss	(71.9)	(68.7)
Retained (loss) earnings	(219.5)	93.6
Total stockholders' equity	1,322.3	1,602.5
Total liabilities and stockholders’ equity	$3,113.4	$3,499.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal
	2022	2021	2020
Net sales	$5,927.2	$6,010.7	$5,089.8
Cost of sales	4,555.1	4,662.9	3,830.3
Gross profit	1,372.1	1,347.8	1,259.5
Selling, general, and administrative expenses	1,681.0	1,709.6	1,514.2
Asset impairments	2.7	6.7	15.5
Gain on sale of assets	—	—	(32.4)
Operating loss	(311.6)	(368.5)	(237.8)
Interest (income) expense and other, net	(9.5)	26.9	32.1
Loss from continuing operations before income taxes	(302.1)	(395.4)	(269.9)
Income tax expense (benefit)	11.0	(14.1)	(55.3)
Net loss from continuing operations	(313.1)	(381.3)	(214.6)
Loss from discontinued operations, net of tax	—	—	(0.7)
Net loss	$(313.1)	$(381.3)	$(215.3)

Net loss per share:
Basic	$(1.03)	$(1.31)	$(0.83)
Diluted	(1.03)	(1.31)	(0.83)

Weighted-average shares outstanding:
Basic	304.2	290.4	260.0
Diluted	304.2	290.4	260.0

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Fiscal
	2022	2021	2020
Net loss	$(313.1)	$(381.3)	$(215.3)
Other comprehensive loss:
Foreign currency translation adjustments	(2.3)	(19.4)	29.5
Net change in unrealized loss on available-for-sale securities	(0.9)	—	—
Total comprehensive loss	$(316.3)	$(400.7)	$(185.8)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal
	2022	2021	2020
Cash flows from operating activities:
Net loss	$(313.1)	$(381.3)	$(215.3)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	61.7	77.2	80.7
Stock-based compensation expense	40.1	30.5	7.9
Gain on sale of digital assets	(7.2)	—	—
Digital asset impairments	34.0	—	—
Asset impairments	2.7	6.7	15.5
Loss (gain) on retirement of debt	—	18.2	(1.5)
Deferred income taxes	(2.6)	(16.3)	80.3
Loss (gain) on disposal of property and equipment, net	2.5	5.4	(27.3)
Other	1.2	(3.5)	2.4
Changes in operating assets and liabilities:
Receivables, net	(16.8)	(38.4)	39.8
Merchandise inventories	229.6	(329.6)	282.4
Prepaid expenses and other assets	(25.2)	(6.5)	8.4
Prepaid income taxes and income taxes payable	172.4	(21.7)	(87.0)
Accounts payable and accrued liabilities	(66.2)	224.4	(78.6)
Operating lease right-of-use assets and lease liabilities	(4.9)	(0.9)	19.0
Changes in other long-term liabilities	—	1.5	(3.0)
Net cash flows provided by (used in) operating activities	108.2	(434.3)	123.7
Cash flows from investing activities:
Capital expenditures	(55.9)	(62.0)	(60.0)
Purchases of marketable securities	(276.8)	—	—
Proceeds from maturities of marketable securities	27.5	—	—
Proceeds from sale of property and equipment	—	—	95.5
Proceeds from sale of digital assets	81.9	—	—
Other	0.6	(2.8)	1.4
Net cash flows (used in) provided by investing activities	(222.7)	(64.8)	36.9
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	1,672.8	—
Net repayments of senior notes	—	(307.4)	(130.3)
Proceeds from French term loans	—	—	47.1
Repayments of French term loans	(3.9)	—	—
Dividends paid	—	—	(0.3)
Borrowings from the revolver	—	—	150.0
Repayments of revolver borrowings	—	(25.0)	(125.0)
Settlement of stock-based awards	(4.0)	(136.8)	3.1
Payments of financing costs	—	(3.0)	—
Net cash flows (used in) provided by financing activities	(7.9)	1,200.6	(55.4)
Exchange rate effect on cash, cash equivalents and restricted cash	(1.5)	(16.6)	16.3
(Decrease) increase in cash, cash equivalents and restricted cash	(123.9)	684.9	121.5
Cash, cash equivalents and restricted cash at beginning of period	1,319.9	635.0	513.5
Cash, cash equivalents and restricted cash at end of period	$1,196.0	$1,319.9	$635.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest income	$8.2	$—	$1.4
Cash paid for interest	(2.6)	(18.3)	(32.8)
Cash received (paid) for interest, net	$5.6	$(18.3)	$(31.4)

Cash paid for income taxes	$(13.5)	$(21.4)	$(8.3)
Cash tax refunds received	176.0	4.5	57.4
Cash refunded (paid) for income taxes, net	$162.5	$(16.9)	$49.1

Cash paid for operating leases	$(257.7)	$(262.3)	$(251.4)
Leased assets obtained in exchange for new operating lease liabilities	242.8	205.4	132.5

Non-cash investing and financing activities:
Accruals related to purchases of property and equipment	$1.1	$9.6	$5.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at February 1, 2020	257.2	$0.1	$—	$(78.8)	$690.2	$611.5
Net loss	—	—	—	—	(215.3)	(215.3)
Foreign currency translation	—	—	—	29.5	—	29.5
Stock-based compensation expense	—	—	7.9	—	—	7.9
Settlement of stock-based awards	4.0	—	3.1	—	—	3.1
Balance at January 30, 2021	261.2	0.1	11.0	(49.3)	474.9	436.7
Net loss	—	—	—	—	(381.3)	(381.3)
Foreign currency translation	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	30.5	—	—	30.5
Issuance of common stock, net of cost	34.0	—	1,672.8	—	—	1,672.8
Settlement of stock-based awards	8.4	—	(136.8)	—	—	(136.8)
Balance at January 29, 2022	303.6	0.1	1,577.5	(68.7)	93.6	1,602.5
Net loss	—	—	—	—	(313.1)	(313.1)
Foreign currency translation	—	—	—	(2.3)	—	(2.3)
Stock-based compensation expense	—	—	40.1	—	—	40.1
Settlement of stock-based awards	1.0	—	(4.0)	—	—	(4.0)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

1.    General Information
The Company
GameStop Corp. ("GameStop," "we," "us," "our," or the "Company"), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. The information contained in these consolidated financial statements refers to continuing operations unless otherwise noted. See Note 5, "Segment Information," for additional information.
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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022"). Fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021"). Fiscal year 2020 consisted of the 52 weeks ended on January 30, 2021 ("fiscal 2020").
Reclassifications

Certain amounts presented in our prior period financial statements have been reclassified to conform to the presentation of the current period financial statements. These reclassifications had no effect on the previously reported total assets.
Stock Split
On July 6, 2022, our Board of Directors declared a four-for-one stock split of our Class A common stock in the form of a stock dividend (the "Stock Split"). This dividend was distributed on July 21, 2022 to stockholders of record at the close of business on July 18, 2022. There was no net effect on total stockholders' equity, and the par value per share of our Class A stock remains unchanged at $0.001 per share after the Stock Split. All references made to share or per share amounts in the accompanying consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments that mature in 90 days or less. Such investments with an original maturity of 90 days or less are classified as cash and cash equivalents on our Consolidated Balance Sheets. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows:

	2022	2021
Cash and cash equivalents	$1,139.0	$1,271.4
Restricted cash(1)	41.3	33.1
Long-term restricted cash(2)	15.7	15.4
Total cash, cash equivalents and restricted cash	$1,196.0	$1,319.9
_________________________________________________
(1) Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Recognized in other noncurrent assets on our Consolidated Balance Sheets.
Investments
We generally invest our excess cash in highly-rated money market funds and investment grade short-term fixed income securities, which consist of U.S. government and agency securities. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Consolidated Balance Sheets.
Our investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in interest (income) expense and other, net in our Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or market generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems and other products traded in by customers are recorded as inventory at the amount of the store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of January 28, 2023 and January 29, 2022 were $46.7 million and $34.6 million, respectively.
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
Assets Held for Sale
We consider assets to be held for sale when management, with appropriate authority, approves and commits to a formal plan to actively market the assets for sale at a price reasonable in relation to their estimated fair value, the assets are available for immediate sale in their present condition, an active program to locate a buyer has been initiated, the sale of the assets is probable and expected to be completed within one year, and it is unlikely that significant changes will be made to the plan. Upon designation as held for sale, we record the assets at the lower of their carrying value or their estimated fair value, reduced for the cost to dispose the assets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Intangible Assets
Indefinite-lived intangible assets are expected to contribute to cash flows indefinitely and, therefore, are not subject to amortization but are required to be evaluated at least annually for impairment. If the carrying value of an individual indefinite-lived intangible asset exceeds its fair value, such individual indefinite-lived intangible asset is impaired by the amount of the excess. We test our indefinite-lived intangible assets on an annual basis during the fourth quarter or when circumstances indicate the carrying value might be impaired. Our indefinite-lived intangible assets consist of digital assets and trade names.
Digital Assets
We account for digital assets in accordance with ASC 350, Intangibles-Goodwill and Other (Topic 350). Our digital assets are initially recorded at cost. Accordingly, if the fair market value at any point during the reporting period is lower than the carrying value, an impairment loss equal to the difference will be recognized in selling, general, and administrative ("SG&A") expenses in our Consolidated Statement of Operations. This new cost basis will not be adjusted upward for any subsequent increase in fair value. Gains or losses on the sale of digital assets, if any, will be recognized based on the fair value upon sale or disposal of the assets in SG&A expenses in our Consolidated Statement of Operations. See Note 11, "Intangible Assets" for additional information.
Trade Names
The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company. As a result of our annual impairment testing in fiscal 2020, we recognized impairment charges of $1.1 million associated with our trade names. We recognized no impairment charges during fiscal 2022 and 2021. See Note 11, "Intangible Assets" for additional information.
Definite-lived Intangible Assets
Our definite-lived intangible assets consist primarily of leasehold rights. The estimated useful life and amortization methodology of intangible assets are determined based on the period in which they are expected to contribute directly to cash flows. Intangible assets that are determined to have a definite life are amortized over the life of the asset.
Revenue Recognition
We recognize revenue when performance obligations are satisfied by transferring goods or services to the customer in an amount that we expect to collect in exchange for those goods or services. The satisfaction of a performance obligation with a single customer may occur at a point in time or may occur over time. The significant majority of our revenue is recognized at a point in time, generally when a customer purchases and takes possession of merchandise through our stores or when merchandise purchased through our ecommerce platforms is delivered to a customer. We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer® magazine. In arrangements where we have multiple performance obligations, the transaction price is allocated to each performance obligation based on their relative stand-alone selling price (see "Loyalty Program").
Revenue is recognized net of sales discounts and net of an estimated sales return reserve. Our sales return policy is generally limited to 30 days or less and as such our sales returns are, and historically have been, immaterial. Revenues do not include sales taxes or other taxes collected from customers.
Advertising revenues for Game Informer® are recorded upon release of magazines for sale to consumers. Subscription revenues for our PowerUp Rewards® loyalty program and magazines are recognized on a straight-line basis over the subscription period. Revenue from the sales of product replacement plans is recognized on a straight-line basis over the coverage period. Customer liabilities and other deferred revenues for our PowerUp Rewards® loyalty program, gift cards, customer credits, magazines and product replacement plans are included in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Loyalty Program
Our PowerUp Rewards® loyalty program allows paid members to earn points on purchases that can be redeemed for rewards that include discounts or coupons. When loyalty program members purchase our product, we allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration.
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $70.3 million, $71.7 million and $72.5 million were recorded as a reduction of cost of sales for fiscal 2022, 2021 and 2020, respectively, in our Consolidated Statements of Operations.
Cost of Sales and Selling, General, and Administrative Expenses Classification
The classification of cost of sales and SG&A expenses varies across the retail industry. We include certain purchasing, receiving and distribution costs in SG&A in the Consolidated Statements of Operations. We include processing fees associated with purchases made by credit cards and other payment methods in cost of sales in our Consolidated Statements of Operations.
Advertising Expenses
We expense advertising costs for television, print, digital advertising, and other media when the advertising takes place. Advertising expenses for fiscal 2022, 2021 and 2020 totaled $75.0 million, $93.6 million, and $58.4 million, respectively.
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
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of January 28, 2023 is not expected to be material to our financial statements.
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
Transaction gains and losses arising from transactions denominated in nonfunctional currencies and derivatives resulted in net losses of $2.6 million, $3.4 million, and $1.0 million, for fiscal 2022, 2021 and 2020, respectively. These costs were recognized in SG&A expenses in our Consolidated Statements of Operations.
We use forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 12, "Fair Value Measurements," for additional information regarding our forward exchange contracts.
3.      New Accounting Pronouncements
Recent Accounting Pronouncements
In March 2022, the SEC staff released Staff Accounting Bulletin No. 121 ("SAB 121"), which requires entities that hold crypto assets on behalf of platform users to recognize a liability to reflect the entity’s obligation to safeguard the crypto assets held for its platform users, whether directly or through an agent or another third party acting on its behalf, along with a corresponding safeguarding asset. Both the liability and corresponding safeguarding asset shall be measured at fair value. SAB 121 also requires disclosure of the nature and amount of crypto assets being safeguarded, how the fair value

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

is determined, an entity's accounting policy for safeguarding liabilities and corresponding safeguarding assets, and may require disclosure of other information about risks and uncertainties arising from the entity's safeguarding activities. For crypto assets that are not maintained on our platform and for which the Company does not maintain a private key or the ability to recover a customer’s private key, these balances are not recorded, as there is no related safeguarding obligation in accordance with SAB 121. This guidance is effective from the first interim period after June 15, 2022 and should be applied retrospectively. We adopted SAB 121 during fiscal 2022, with no impact on our consolidated financial statements.
In March 2020, the Financial Accounting Standards Board ("FASB") issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This standard provides practical expedients for contract modifications with the transition from reference rates, such as LIBOR, that are expected to be discontinued. This guidance is applicable for our revolving line of credit, which uses LIBOR as a reference rate. The provisions of ASU 2020-04 are effective as of March 12, 2020 and may be adopted prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Deferral of the Sunset Date of Topic 848, which extended the expiration date of ASU 2020-04 to December 31, 2024. As of January 30, 2022, we adopted ASU 2020-04 with no material impact to our consolidated financial statements.
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
4.    Revenue
The following table presents net sales by significant product category:

	Fiscal
	2022	2021	2020
Hardware and accessories (1)	$3,140.0	$3,171.7	$2,530.8
Software (2)	1,822.6	2,014.8	1,979.1
Collectibles	964.6	824.2	579.9
Total	$5,927.2	$6,010.7	$5,089.8
(1)    Includes sales of new and pre-owned hardware, accessories, hardware bundles in which hardware and digital or physical software are sold together in a single SKU, interactive game figures, strategy guides, mobile and consumer electronics.
(2)    Includes sales of new and pre-owned gaming software, digital software and PC entertainment software.
See Note 5, "Segment Information," for net sales by geographic location.
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our Game Informer® magazine. Revenues do not include sales taxes or other taxes collected from customers. We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our PowerUp Rewards® loyalty program (collectively, “unredeemed customer liabilities”), extended warranties and subscriptions to our Game Informer® magazine.
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
Performance obligations associated with subscriptions to our Game Informer® magazine are satisfied when magazines are delivered in print form or when made available in digital format.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Consolidated Statements of Operations:

	Fiscal
	2022	2021
Unredeemed customer liabilities	$189.3	$246.6
Extended warranties	98.5	82.6
Subscriptions	50.4	49.1
Total performance obligations	$338.2	$378.3
Significant Judgments and Estimates
We accrue PowerUp Rewards® loyalty points at the estimated retail price per point, net of estimated breakage, which can be redeemed by our loyalty program members for discounts on products that we offer. The estimated retail price per point is based on the actual historical retail prices of products purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to our Game Informer® magazine.
The following table presents a roll forward of our contract liabilities:

	Fiscal
	2022	2021
Contract liability beginning balance	$378.3	$348.2
Increase to contract liabilities (1)	730.5	931.0
Decrease to contract liabilities (2)	(769.7)	(896.1)
Other adjustments (3)	(0.9)	(4.8)
Contract liability ending balance	$338.2	$378.3
__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and reservation deposits as well as revenues recognized for Game Informer® and extended warranties. During fiscal 2022, there were $52.6 million of gift cards redeemed that were outstanding as of January 29, 2022. During fiscal 2021, there were $48.8 million of gift cards redeemed that were outstanding as of January 30, 2021.
(3)    Primarily includes foreign currency translation adjustments.
5.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; Game Informer® magazine; and our digital asset wallet and NFT marketplace. The United States segment also includes general and administrative expenses related to our corporate headquarters in Grapevine, Texas. We measure segment profit using operating earnings, which is defined as income from continuing operations before net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, inter-segment loans and related interest. There were no material inter-segment sales during fiscal 2022, 2021 and 2020. Information on total assets by segment is not disclosed as such information is not used by our chief operating decision makers to evaluate segment performance or to allocate resources and capital.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents segment information:

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended January 28, 2023
Net sales	$4,093.0	$344.1	$588.7	$901.4	$5,927.2
Operating (loss) earnings	(286.2)	(8.6)	13.8	(30.6)	(311.6)
Depreciation and amortization	40.6	4.1	6.7	10.3	61.7
Asset impairments	—	—	—	2.7	2.7
Capital expenditures	37.6	—	12.7	5.6	55.9
Property and equipment, net	83.3	3.7	20.9	28.6	136.5

As of and for the Fiscal Year Ended January 29, 2022
Net sales	$4,186.5	$332.3	$591.8	$900.1	$6,010.7
Operating (loss) earnings	(358.1)	(1.1)	30.6	(39.9)	(368.5)
Depreciation and amortization	50.7	2.9	7.0	15.9	76.5
Asset impairments	0.2	—	—	6.5	6.7
Capital expenditures	42.3	3.1	9.4	7.2	62.0
Property and equipment, net	100.1	8.3	15.6	39.6	163.6

As of and for the Fiscal Year Ended January 30, 2021
Net sales	$3,417.1	$258.4	$625.3	$789.0	$5,089.8
Operating (loss) earnings	(211.0)	(0.3)	52.2	(78.7)	(237.8)
Depreciation and amortization	51.2	3.1	7.6	18.1	80.0
Asset impairments	11.3	0.1	—	4.1	15.5
Capital expenditures	54.5	1.0	2.3	2.2	60.0
Property and equipment, net	125.2	8.2	14.8	53.0	201.2
6.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Our optional contributions to the Savings Plan are generally in amounts based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2022, 2021 and 2020, were $3.9 million, $4.5 million and $5.6 million, respectively.
7.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive. We have certain undistributed stock awards that participate in dividends on a non-forfeitable basis, however, their impact on earnings per share under the two-class method is negligible.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following is a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Fiscal
	2022	2021	2020
Weighted-average common shares outstanding	304.2	290.4	260.0
Dilutive effect of restricted stock units and restricted stock	—	—	—
Weighted-average diluted common shares	304.2	290.4	260.0

Anti-dilutive shares:
Restricted stock units	5.9	3.6	—
Restricted stock	0.3	1.6	6.4

8.    Property and Equipment
The following table presents property and equipment, net:

	Estimated Useful Lives (Years)	January 28, 2023	January 29, 2022
Land	N/A	$0.6	$4.2
Buildings and leasehold improvements	1-10	437.3	457.8
Fixtures and equipment	3-10	380.1	431.2
Software and hardware	3	306.3	291.2
Construction-in-progress	3-10	19.0	9.0
Total property and equipment		1,143.3	1,193.4
Accumulated depreciation		(1,006.8)	(1,029.8)
Property and equipment, net		$136.5	$163.6
Our total depreciation expense was $60.3 million, $73.6 million and $76.8 million for fiscal 2022, 2021 and 2020, respectively in SG&A expenses in our Consolidated Statements of Operations.
Assets Held-for-Sale
On June 5, 2020, we sold our corporate aircraft, that was previously classified as held-for-sale, with net cash proceeds from the sale totaling $8.6 million, net of costs to sell. We recognized impairment charges of $3.2 million on our corporate aircraft in fiscal 2020.
During the fourth quarter of fiscal 2022, we committed to a plan to sell property in our Europe Segment consisting of a warehouse building and land with a total carrying value of €6.3 million, or $6.8 million. There were no impairment charges recognized as the estimated fair value of the asset group exceeded its carrying value. The building and land were classified as assets held for sale in other noncurrent assets on our Consolidated Balance Sheets as of January 28, 2023.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

9.    Asset Impairments
The following is a summary of our asset impairment charges, by reportable segment:

	United States	Canada	Australia	Europe	Total
Fiscal 2022
Store and other asset impairment charges	$—	$—	$—	$2.7	$2.7
Total	$—	$—	$—	$2.7	$2.7
Fiscal 2021
Store and other asset impairment charges	$0.2	$—	$—	$6.5	$6.7
Total	$0.2	$—	$—	$6.5	$6.7
Fiscal 2020
Intangible asset impairment charges(1)	$0.5	$—	$—	$0.6	$1.1
Corporate aircraft impairment charges	3.2	—	—	—	3.2
Store and other asset impairment charges	7.6	0.1	—	3.5	11.2
Total	$11.3	$0.1	$—	$4.1	$15.5
__________________________________________
(1)    During 2020, we also recognized impairment charges of $0.5 million and $0.6 million related to our ThinkGeek trade name and Micromania trade name, respectively.

10.    Leases
In July of 2020, we sold, in separate unrelated transactions, to unaffiliated third parties: i) our corporate headquarters and ancillary office space in Grapevine, Texas for $28.5 million, net of costs to sell and ii) a nearby refurbishment center for $15.2 million, net of costs to sell. In connection with each of the sales, we leased back from the applicable purchasers our corporate headquarters for an initial term of ten years and refurbishment center for an initial term of two years. The leaseback agreement for the corporate headquarters contains three renewal periods of five years each; we recognized only the initial term of the lease as part of our right-of-use asset and lease liability for the corporate headquarters. The annual rent for the corporate headquarters will start at $1.7 million, plus taxes, utilities, management fees and other operating and maintenance expenses and will increase by 2.25% per year. In July 2021, we extended the term of the lease for our refurbishment center by three years through July 2025, with a five year renewal period. These leaseback agreements are accounted for as operating leases.
With respect to the leaseback of the corporate headquarters, we agreed to provide a letter of credit to the buyer-lessor within 18 months from the closing date to secure our lease obligation. Given that the purchase price of the corporate headquarters was reduced by $2.8 million to account for the deferred issuance of this letter of credit, we recognized a contract asset for the same amount in prepaid expenses and other current assets on our Consolidated Balance Sheets in 2020, which represents the variable consideration on the purchase price. In 2021, we issued a letter of credit of $2.8 million and derecognized the contract asset. Upon delivering the letter of credit, we were entitled to a rent credit of an equivalent amount. This variable consideration was recognized in the total gain on sale of assets in our Consolidated Statements of Operations during the second quarter of 2020. The net proceeds from the sale of these assets were used for general corporate purposes.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents rent expenses under operating leases:

	Fiscal
	2022	2021	2020
Operating lease cost	$278.3	$296.3	$311.5
Variable lease cost (1)	64.3	64.1	79.2
Total rent expense	$342.6	$360.4	$390.7

(1)    Variable lease cost includes percentage rentals and variable executory costs.
In fiscal 2022, we recognized $0.1 million of store-level ROU asset impairment charges compared to $1.3 million of store-level ROU asset impairment charges in fiscal 2021.
The following table presents the weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities:

	January 28, 2023	January 29, 2022
Weighted-average remaining lease term (years) (1)	4.3	4.2
Weighted-average discount rate (2)	5.7%	4.3%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of January 28, 2023 and January 29, 2022. This weighted average calculation differs from our simple average remaining lease term due to the inclusion of reasonably certain renewal options and the effect of the lease liability value for longer term leases.
(2)    The weighted-average discount rate weights the IBR determined for each lease based on each lease's respective liability balance as of January 28, 2023 and January 29, 2022.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents expected lease payments associated with our operating lease liabilities, excluding percentage rentals, for the next five fiscal years:

Period	Operating Leases(1)
Fiscal 2023	$202.8
Fiscal 2024	159.9
Fiscal 2025	105.3
Fiscal 2026	70.9
Fiscal 2027	49.4
Thereafter	69.8
Total remaining lease payments	658.1
Less: Interest	(81.0)
Present value of lease liabilities(2)	$577.1
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $194.7 million classified as current portion of operating lease liabilities and $382.4 million classified as long-term operating lease liabilities on our Consolidated Balance Sheets.
11.    Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of our intangible assets:

	January 28, 2023			January 29, 2022
	Gross Carrying Amount(1)	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Digital Assets	$0.1	$—	$0.1	$—	$—	$—
Trade names	5.1	—	5.1	5.3	—	5.3
Intangible assets with finite lives:
Leasehold rights	70.3	(67.9)	2.4	74.7	(67.9)	6.8
Other	21.3	(21.3)	—	31.7	(31.7)	—
Total	$96.8	$(89.2)	$7.6	$111.7	$(99.6)	$12.1
___________________
(1)    The change in the gross carrying amount of intangible assets from January 29, 2022 to January 28, 2023 is due to the impact of exchange rate fluctuations.
Indefinite-lived Intangible Assets
Digital Assets
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones have been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement of IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Consolidated Balance Sheet. The deferred income is recognized over the term of the contractual agreement. We liquidated all tokens received during fiscal 2022 and have no IMX token assets recorded on the Consolidated Balance Sheet at January 28, 2023. During fiscal 2022 we also recognized a loss of $7.2 million on the noncurrent receivable, impairment of $33.7 million on the digital assets, gain of $6.9 million on the sale of digital assets, and deferred income of $56.0 million in SG&A expenses in our Consolidated Statements of Operations. As of January 28, 2023, remaining deferred income liability related to our partnership with IMX was $57.3 million in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enables the purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the consolidated financial statements for fiscal 2022.
Trade Names
Our trade names consisted of Micromania, our retail operations business in France, which we acquired in 2008; and formerly ThinkGeek, a collectibles retailer, which we acquired in 2015. We no longer operate stores under the ThinkGeek brand. As a result of an impairment test performed during fiscal 2020, we recognized an impairment charge of $0.6 million and $0.5 million and related to our Micromania and ThinkGeek trade names, respectively. There were no impairment charges recognized during fiscal 2022 or 2021.
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
Other intangible assets include design portfolio and favorable leasehold interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition, which have been fully amortized. Favorable leasehold interests represent the value of the contractual monthly rental payments that are less than the current market rent at stores acquired as part of the Micromania acquisition. Favorable leasehold interests are amortized on a straight-line basis over their remaining lease term with no expected residual value. As of January 28, 2023, these amounts have been fully amortized.
As of January 28, 2023, the total weighted-average amortization period for our finite-lived intangible assets was approximately 7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2022, 2021 and 2020 was $1.4 million, $3.6 million and $4.0 million, respectively. The following table presents the estimated aggregate intangible asset amortization expense for the next five fiscal years:

Period	Projected Amortization Expense
Fiscal 2023	$1.1
Fiscal 2024	0.6
Fiscal 2025	0.4
Fiscal 2026	0.3
Fiscal 2027	0.1
12.    Fair Value Measurements
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Assets and Liabilities that are Measured at Fair Value on a Recurring Basis
The following tables presents our assets and liabilities measured at fair value on a recurring basis:

	January 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$253.5	$—	$(0.9)	$252.6
Level 2:
Foreign currency contracts(2)	—	—	—	—
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.0	$—	$(0.9)	$253.1
Liabilities
Level 2:
Foreign currency contracts (4)	$5.9	$—	$—	$5.9
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.3	$—	$—	$6.3

	January 29, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$—	$—	$—	$—
Level 2:
Foreign currency contracts(2)	3.8	—	—	3.8
Company-owned life insurance(3)	0.6	—	—	0.6
Total assets	$4.4	$—	$—	$4.4
Liabilities
Level 2:
Foreign currency contracts (4)	$0.4	$—	$—	$0.4
Nonqualified deferred compensation(4)	0.6	—	—	0.6
Total liabilities	$1.0	$—	$—	$1.0
___________________
(1) Recognized in cash and cash equivalents and marketable securities on our Consolidated Balance Sheets.
(2) Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(3) Recognized in other noncurrent assets on our Consolidated Balance Sheets.
(4) Recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills in an aggregate amount of $250.0 million. These investments are classified as available-for-sale debt securities and reported at fair value on a recurring basis and utilize level 1 inputs for measurement. As of January 28, 2023, the investment portfolios aggregate balance was $252.6 million, of which $251.6 million are recognized in marketable securities and $1.0 million are recognized in cash and cash equivalents on our Consolidated Balance Sheets. There were no gross gains and no gross losses realized on sales of U.S. government Securities during fiscal 2022, 2021 and 2020.
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
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease right-of-use ("ROU") assets and other intangible assets, including digital assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. Fair value of digital assets held are based on Level 1 inputs, as described above, and impairment losses for digital assets cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset.
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
As of January 28, 2023, our government-subsidized low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $39.5 million and a fair value of $33.1 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
13.    Accrued and Other Current Liabilities
The following table presents our accrued and other current liabilities:

	January 28, 2023	January 29, 2022
Customer-related liabilities	$192.2	$247.5
Deferred revenue	211.9	142.3
Employee benefits, compensation and related taxes	95.6	97.9
Income and other taxes payable	28.3	30.7
Other accrued liabilities	74.3	150.5
Total accrued and other current liabilities	$602.3	$668.9

14.    Debt
French Term Loans
During fiscal 2020, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. In connection with the extension, the interest rate increased from zero to 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of January 28, 2023 and January 29, 2022, there was €36.3 million, or $39.5 million, and €40.0 million, or $44.6 million, of outstanding debt, respectively, which represents the French term loans described below. Total outstanding debt includes $10.8 million and $4.1 million of short-term debt as of January 28, 2023 and January 29, 2022, respectively, which represents the current portion of such French term loans.
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
The following table presents the future principal payments for French term loans:

Period	Annual Maturities
Fiscal 2023	$10.8
Fiscal 2024	10.9
Fiscal 2025	10.9
Fiscal 2026	6.9
Total	$39.5
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
As of January 28, 2023, total availability under the 2026 Revolver, after giving effect to the Availability Reduction was $330.7 million, with no outstanding borrowings and outstanding standby letters of credit of $119.3 million.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

15.    Income Taxes
The following table presents the (benefit) provision for income taxes from continuing operations:

	Fiscal
	2022	2021	2020
Current tax (benefit) expense:
Federal	$(2.1)	$(13.2)	$(154.9)
State	4.0	7.6	(1.5)
Foreign	11.7	7.8	18.8
	13.6	2.2	(137.6)
Deferred tax (benefit) expense:
Federal	—	—	45.5
State	—	—	7.6
Foreign	(2.6)	(16.3)	29.2
	(2.6)	(16.3)	82.3
Total income tax expense (benefit)	$11.0	$(14.1)	$(55.3)
The following table presents the components of loss from continuing operations before income taxes:

	Fiscal
	2022	2021	2020
United States	$(272.7)	$(362.7)	$(224.6)
International	(29.4)	(32.7)	(45.3)
Total	$(302.1)	$(395.4)	$(269.9)
The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax (benefit) expense reported in our Consolidated Statements of Operations:

	Fiscal
	2022	2021	2020
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	2.3	3.1	5.0
Foreign income tax rate differential	0.2	0.4	(3.9)
Change in valuation allowance	(27.2)	(33.6)	(41.8)
Change in unrecognized tax benefits	(0.4)	(1.4)	—
Withholding tax expense	(0.3)	(0.3)	(0.3)
Stock-based compensation	(0.2)	6.4	—
U.S. impact of foreign operations	—	—	7.6
Incremental benefit of net operating loss carryback	1.1	3.6	23.5
Loss on worthless debt and related investment	—	5.5	10.7
Other (including permanent differences)(1)	(0.1)	(1.1)	(1.3)
	(3.6)%	3.6%	20.5%
__________________
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

	January 28, 2023	January 29, 2022
Deferred tax asset:
Inventory	$6.8	$8.6
Deferred rents	1.0	0.9
Operating lease liabilities	162.9	180.0
Stock-based compensation	10.0	4.7
Net operating losses and other loss carryforwards	280.7	219.8
Customer liabilities	34.3	15.1
Credits	25.2	25.1
Accrued compensation	6.4	9.3
Intangible assets	13.9	25.5
Goodwill	0.7	0.9
Other	48.4	48.1
Total deferred tax assets	590.3	538.0
Valuation allowance	(408.5)	(338.3)
Total deferred tax assets, net	181.8	199.7
Deferred tax liabilities:
Property and equipment	(4.8)	(5.4)
Prepaid expenses	(0.2)	(0.9)
Operating lease right-of-use assets	(157.8)	(177.1)
Other	(0.8)	—
Total deferred tax liabilities	(163.6)	(183.4)
Net deferred tax assets	$18.2	$16.3
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$18.3	$16.3
Deferred income taxes - liabilities	$—	$—
During fiscal 2022, we increased our valuation allowances by approximately $70.2 million in various jurisdictions where it was determined that it was more likely than not that existing gross and/or net deferred tax assets would not be realized, primarily due to cumulative losses in those jurisdictions. As of January 28, 2023, we maintain full valuation allowances on our deferred tax assets in all jurisdictions except for Australia and New Zealand. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions in which we do business in future periods.
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
As of January 28, 2023, we have approximately $7.0 million of net operating loss carryforwards in various foreign jurisdictions that expire in years 2027 through 2042, as well as $419.7 million of foreign net operating loss carryforwards that have no expiration date. In addition, we have approximately $22.2 million of foreign tax credit carryforwards that expire in years 2024 through 2027. We also have approximately $53.0 million of U.S. federal net operating loss carryovers acquired through the ThinkGeek acquisition that will expire in years 2023 through 2034. Section 382 under the Internal Revenue Code imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change. The federal and state net operating loss carryovers acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have determined that these net operating loss carryforwards will be subject to future limitation. During fiscal 2022, we received a $171.5 million U.S. federal income tax refund resulting from the

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
As of January 28, 2023, the gross amount of unrecognized tax benefits was approximately $9.5 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $9.5 million, exclusive of any benefits related to interest and penalties.
The following table presents a reconciliation of the changes in the gross balances of unrecognized tax benefits:

	Fiscal
	2022	2021	2020
Beginning balance of unrecognized tax benefits	$9.1	$5.7	$6.5
Increases related to current period tax positions	0.1	4.0	—
Increases related to prior period tax positions	1.6	0.7	1.2
Reductions as a result of a lapse of the applicable statute of limitations	(1.3)	(0.8)	(0.6)
Reductions as a result of settlements with taxing authorities	—	(0.5)	(1.4)
Ending balance of unrecognized tax benefits	$9.5	$9.1	$5.7
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statement of Operations. As of January 28, 2023, January 29, 2022, and January 30, 2021, we had approximately $3.7 million, $3.8 million and $3.4 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $0.1 million of benefit, $0.4 million of expense and $0.6 million of expense were recognized through income tax expense in fiscal 2022, 2021 and 2020, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of January 28, 2023.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of January 28, 2023 is not expected to be material to our financial statements.
16.     Commitments and Contingencies
Commitments
As of January 28, 2023, we had standby letters of credit outstanding in the amount of $119.3 million and other bank guarantees outstanding in the amount of $14.5 million, and $57.0 million of collateralized cash.
As of January 28, 2023, we have purchase obligations of $387.2 million with payment dates through fiscal 2023 that represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
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
During fiscal 2021, we sold an aggregate of 34,000,000 shares of our common stock under two at-the-market equity offering programs (the "ATM Transactions"). We generated $1.68 billion in aggregate gross proceeds from sales under the ATM Transactions and paid an aggregate of $10.1 million in commissions to the sales agent, among other legal and administrative fees. These commissions and fees were recognized in additional paid-in capital on our Consolidated Balance Sheets and SG&A expenses in our Consolidated Statements of Operations.
Share-Based Compensation
In June 2022, we adopted the GameStop Corp. 2022 Incentive Plan (the "2022 Plan"), which provides for the grant of equity awards to our officers, associates, consultants, advisors and directors and which replaced the GameStop Corp. 2019 Incentive Plan (the "2019 Incentive Plan") and the Amended and Restated GameStop Corp. 2011 Incentive Plan (the "2011 Plan"). Awards under the 2022 Plan may take the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, or any combination of the foregoing. The 2022 Plan allows for 32,000,000 shares of Class A Common Stock, plus any shares subject to 2019 Plan awards that expire, are forfeited, canceled or terminated after the adoption of the 2019 Plan. No awards were granted under the 2019 or 2011 Plan after the adoption of the 2022 Plan. We have also granted restricted stock pursuant to certain "inducement" (i.e., non-plan) award agreements, in accordance with NYSE Listing Rule 303A.08. These inducement awards have generally mirrored the terms of restricted stock awards issued under our stockholder approved equity plans.
Stock Options
There were no options granted during fiscal 2022, 2021 and 2020. As of January 28, 2023, there were no outstanding options.
There were no options exercised during fiscal 2022 and 2021 and 553,920 options exercised during fiscal 2020. There were no options outstanding as of January 28, 2023.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Restricted Stock Units
Restricted Stock Units (RSUs) represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement. We grant RSUs to certain of our associates, officers and non-associate directors. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense on a straight-line basis over the vesting period. The weighted average grant date fair value per share of our RSUs granted during the year was $31.43 in fiscal 2022. RSUs granted in fiscal 2022 are not dividend eligible.
Restricted Stock Award
The fair value of restricted stock awards (RSAs) is recognized as compensation expense on a straight-line basis between the grant date and the date the RSAs become fully vested. We have granted RSAs to certain of our associates, officers and non-associate directors. We estimate the fair value of RSAs on the grant date based on the quoted market price of our common stock.
Shares of restricted stock granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 22, 2023. The total number of shares presented on our consolidated financial statements represents shares of our Class A common stock that are legally issued and outstanding.
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
The following table presents a summary of our RSAs activity:

	Time-Based Restricted Stock Awards		Performance-Based Restricted Stock Awards(1)
	Shares	Weighted- Average Grant Date Fair Value	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 29, 2022	782,444	$16.29	772,540	$1.17
Granted	—	$—	—	$—
Vested	(410,412)	$6.70	—	$—
Forfeited	(92,012)	$37.43	(772,540)	$1.17
Nonvested shares at January 28, 2023	280,020	$23.40	—	$—
_______________
(1) On March 11, 2022, the Company determined that the performance measures have not been achieved and the performance-based RSA shares have been forfeited.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents a summary of our RSUs activity:

	Time-Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 29, 2022	3,747,456	$44.56
Granted	5,536,250	31.43
Vested	(221,687)	42.77
Forfeited	(3,150,641)	39.84
Nonvested shares at January 28, 2023	5,911,378	$34.84
In fiscal 2022, 2021 and 2020, there were 6.2 million, 5.2 million and 18.4 million, respectively, of unvested restricted stock and restricted stock units.
In fiscal 2021 and 2020, we granted 742,972 and 8,272,704 shares, respectively, of time-based restricted stock with weighted-average grant date fair values of $29.42 and $1.16, respectively. There were no grants of time-based restricted stock in fiscal 2022. In fiscal 2020, we granted 2,006,448 shares of performance-based restricted stock with a weighted-average grant date fair value of $1.15. There were no grants of performance-based restricted stock in fiscal 2022 and 2021.
During fiscal 2022, 2021 and 2020, we included compensation expense inclusive of forfeitures relating to the grants of restricted share awards and units in the amounts of $40.1 million, $30.5 million and $7.9 million, respectively, in SG&A expenses in our Consolidated Statements of Operations. As of January 28, 2023, there was $4.1 million of unrecognized compensation expense related to nonvested time-based restricted shares that is expected to be recognized over a weighted-average period of 1.8 years. As of January 28, 2023, there was $161.4 million of unrecognized compensation expense related to nonvested time-based restricted stock units that is expected to be recognized over a weighted-average period of 2.9 years.

The total income tax expense, inclusive of excess tax deficiencies and valuation allowances, associated with stock-based compensation was zero, zero and $1.0 million for fiscal 2022, 2021 and 2020, respectively. The total fair value of RSAs and RSUs vested, as of their respective vesting dates, was $12.7 million, $16.8 million, and $5.1 million during fiscal 2022, 2021 and 2020.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 28, 2023, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO". Based on such evaluation, the Company’s management concluded that as of January 28, 2023, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of January 28, 2023. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
Changes in Control Over Financial Reporting
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
There were no other changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 28, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52 week period ended January 28, 2023, of the Company and our report dated March 28, 2023, expressed an unqualified opinion on those financial statements.
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
March 28, 2023

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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2023 Annual Meeting of Stockholders to be held on or around June 15, 2023 which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended January 28, 2023, 52 weeks ended January 29, 2022 and the 52 weeks ended January 30, 2021 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. Other schedules have been omitted because they are not applicable.
Schedule II — Valuation and Qualifying Accounts
For fiscal 2022, 2021 and 2020:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
Fiscal 2022	$34.6	$37.0	$10.7	$(35.6)	$46.7
Fiscal 2021	45.2	26.9	21.2	(58.7)	34.6
Fiscal 2020	58.0	25.5	15.1	(53.4)	45.2
Valuation Allowance for Deferred Tax Assets
Fiscal 2022	$338.3	$70.2	$—	$—	$408.5
Fiscal 2021	225.7	128.9	—	(16.3)	338.3
Fiscal 2020	112.7	113.0	—	—	225.7
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.

(b)    Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

4.1	Description of Securities	Annual Report on Form 10-K for the fiscal year ended February 1, 2020	March 27, 2020

10.1*	Letter Agreement, dated June 9, 2021, between GameStop Corp. and Matthew Furlong.	Current Report on Form 8-K	June 9, 2021

10.2*	Letter Agreement between Diana Saadeh-Jajeh and GameStop Corp. executed July 7, 2022	Current Report on Form 8-K	July 7, 2022

10.3*	GameStop Corp. 2022 Incentive Plan	Current Report on Form 8-K	June 3, 2022

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.4*	Letter Agreement, dated May 12, 2022, between GameStop Corp. and Nir Patel	Current Report on Form 8-K	May 16, 2022

10.5
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
		Current Report on Form 8-K	November 4, 2021

10.6	Protocol Services and License Agreement dated January 27, 2022, by and among immutable X and GameStop Corp.	Current Report on Form 8-K	February 3, 2022

10.7	Grant Agreement, dated January 28, 2022, by and among Digital Worlds NFTs LTD and GameStop Corp	Current Report on Form 8-K	February 3, 2022

10.8	Amendment #1 to Immutable X Protocol Services and License Agreement between GME Entertainment and Immutable X.	Quarterly Report on Form 10-Q for the fiscal quarter ended October 29, 2022.	December 7, 2022

10.9*	Amended and Restated 2011 Incentive Plan	Current Report on Form 8-K	June 27, 2013

10.10*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.11*	Form of Long-Term Incentive Award Agreement.(2011 Plan)	Annual Report on Form 10-K for the fiscal year ended February 3, 2018	April 2, 2018

10.12	Open Market Sale AgreementSM, dated December 8, 2020, by and among GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

10.13*	Form of Restricted Stock Unit Award Agreement (2019 Plan)	Annual Report on Form 10-K for the fiscal year ended January 29, 2022	March 17, 2022

10.14*†	Form of Restricted Stock Unit Award Agreement for Employees (2022 Plan)	Filed herewith.

10.15*	Form of Restricted Stock Unit Award Agreement for Board of Directors (2022 Plan)	Filed herewith.

21.1	Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP.	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
† Portions of this exhibit have been redacted in compliance with Item 601(b)(10) of Regulation S-K.

ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GAMESTOP CORP.

By:	/s/ DIANA SAADEH-JAJEH
Diana Saadeh-Jajeh
Chief Financial Officer
Date: March 28, 2023
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ MATTHEW FURLONG	Chief Executive Officer and Director	March 28, 2023
Matthew Furlong	(Principal Executive Officer)

/s/ DIANA SAADEH-JAJEH	Chief Financial Officer	March 28, 2023
Diana Saadeh-Jajeh	(Principal Financial Officer)

/s/ ALAN ATTAL	Director	March 28, 2023
Alan Attal

/s/ LARRY CHENG	Director	March 28, 2023
Larry Cheng

/s/ RYAN COHEN	Director	March 28, 2023
Ryan Cohen

/s/ JIM GRUBE	Director	March 28, 2023
Jim Grube

/s/ YANG XU	Director	March 28, 2023
Yang Xu