Form 10-Q
period 2023-04-29
GameStop Corp.
filed 2023-06-07
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 1, 2023: 304,751,243

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	April 29, 2023	April 30, 2022	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$1,057.0	$1,035.0	$1,139.0
Marketable securities	253.1	—	251.6
Receivables, net of allowance of $2.2, $3.5 and $2.2, respectively	119.2	103.4	153.9
Merchandise inventories, net	759.5	917.6	682.9
Prepaid expenses and other current assets	65.8	273.6	96.3
Total current assets	2,254.6	2,329.6	2,323.7
Property and equipment, net of accumulated depreciation of $988.3, $993.6 and $1,006.8, respectively	123.6	157.4	136.5
Operating lease right-of-use assets	595.8	568.7	560.8
Deferred income taxes	17.5	16.7	18.3
Other noncurrent assets	78.7	53.1	74.1
Total assets	$3,070.2	$3,125.5	$3,113.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$561.4	$386.8	$531.3
Accrued liabilities and other current liabilities	546.4	533.3	602.3
Current portion of operating lease liabilities	200.8	200.3	194.7
Current portion of long-term debt	10.9	6.5	10.8
Total current liabilities	1,319.5	1,126.9	1,339.1
Long-term debt	26.3	35.7	28.7
Operating lease liabilities	412.5	374.5	382.4
Other long-term liabilities	40.3	137.7	40.9
Total liabilities	1,798.6	1,674.8	1,791.1
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 304.7, 303.6 and 304.6 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,621.4	1,587.5	1,613.6
Accumulated other comprehensive loss	(79.9)	(72.6)	(71.9)
Retained loss	(270.0)	(64.3)	(219.5)
Total stockholders’ equity	1,271.6	1,450.7	1,322.3
Total liabilities and stockholders’ equity	$3,070.2	$3,125.5	$3,113.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net sales	$1,237.1	$1,378.4
Cost of sales	949.8	1,079.9
Gross profit	287.3	298.5
Selling, general and administrative expenses	345.7	452.2
Operating loss	(58.4)	(153.7)
Interest (income) expense, net	(9.7)	0.7
Other expense, net	1.9	—
Loss before income taxes	(50.6)	(154.4)
Income tax (benefit) expense	(0.1)	3.5
Net loss	$(50.5)	$(157.9)

Net loss per share:
Basic	$(0.17)	$(0.52)
Diluted	(0.17)	(0.52)

Weighted-average shares outstanding:
Basic	304.5	303.6
Diluted	304.5	303.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Net loss	$(50.5)	$(157.9)
Other comprehensive loss:
Foreign currency translation adjustment	(8.1)	(3.9)
Reclassification of foreign currency gain included in net loss	(1.2)	—
Net change in unrealized gain on available-for-sale securities	0.4	—
Reclassification of realized loss on available-for-sale securities included in net loss	0.9	—
Total comprehensive loss	$(58.5)	$(161.8)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	April 29, 2023	April 30, 2022
Cash flows from operating activities:
Net loss	$(50.5)	$(157.9)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	13.7	17.1
Stock-based compensation expense	7.9	11.1
Gain on sale of digital assets	—	(6.9)
Digital asset impairments	—	33.7
Loss on disposal of property and equipment, net	0.6	0.4
Other, net	0.2	(4.8)
Changes in operating assets and liabilities:
Receivables, net	35.6	36.3
Merchandise inventories, net	(83.1)	(9.9)
Prepaid expenses and other assets	(4.0)	(30.3)
Prepaid income taxes and income taxes payable	(0.2)	3.5
Accounts payable and accrued liabilities	(22.3)	(179.8)
Operating lease right-of-use assets and lease liabilities	(0.6)	(16.4)
Net cash flows used in operating activities	(102.7)	(303.9)
Cash flows from investing activities:
Proceeds from sale of digital assets	1.3	76.9
Purchases of marketable securities	(211.0)	—
Proceeds from maturities and sales of marketable securities	212.2	—
Capital expenditures	(9.1)	(10.8)
Other	(0.1)	—
Net cash flows (used in) provided by investing activities	(6.7)	66.1
Cash flows from financing activities:
Settlement of stock-based awards	(0.1)	(1.1)
Repayments of debt	(2.7)	—
Net cash flows used in financing activities	(2.8)	(1.1)
Exchange rate effect on cash, cash equivalents and restricted cash	(4.0)	2.6
Decrease in cash, cash equivalents and restricted cash	(116.2)	(236.3)
Cash, cash equivalents and restricted cash at beginning of period	1,196.0	1,319.9
Cash, cash equivalents and restricted cash at end of period	$1,079.8	$1,083.6

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Reclassification of foreign currency gain included in net loss	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Net change in unrealized gain on available-for-sale securities	—	—	—	0.4	—	0.4
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	0.9	—	0.9
Balance at April 29, 2023	304.7	$0.1	$1,621.4	$(79.9)	$(270.0)	$1,271.6

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	303.6	$0.1	$1,587.5	$(72.6)	$(64.3)	$1,450.7

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 28, 2023 ("fiscal 2022"), as filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 (the “2022 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the three months ended April 29, 2023 are not indicative of our future results for the 53 weeks ending February 3, 2024 ("fiscal 2023"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending on February 3, 2024. Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
Reclassifications

Certain amounts presented in our prior period financial statements have been reclassified to conform to the presentation of the current period financial statements.
Stock Split
On July 6, 2022, our Board of Directors declared a four-for-one stock split of our Class A common stock in the form of a stock dividend (the "Stock Split"). This dividend was distributed on July 21, 2022 to stockholders of record at the close of business on July 18, 2022. There was no net effect on total stockholders' equity, and the par value per share of our Class A common stock remains unchanged at $0.001 per share after the Stock Split. All references made to share or per share amounts in the accompanying condensed consolidated financial statements and applicable disclosures have been retroactively adjusted to reflect the effects of the Stock Split.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements", Note 2, Summary of Significant Accounting Policies," in the 2022 Annual Report on Form 10-K.
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
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	April 29, 2023	April 30, 2022
Cash and cash equivalents	$1,057.0	$1,035.0
Restricted cash(1)	7.5	33.3
Long-term restricted cash(2)	15.3	15.3
Total cash, cash equivalents and restricted cash	$1,079.8	$1,083.6
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
Our investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in other expense, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
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
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones had been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement to IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Condensed Consolidated Balance Sheets. The deferred income is recognized over the term of the contractual agreement. We liquidated all tokens received under our agreements with IMX in fiscal 2022 and have no IMX token assets recorded on the Condensed Consolidated Balance Sheets as of April 29, 2023. During the first quarter of fiscal 2022 we recognized a loss of $7.2 million on the noncurrent receivable, impairment of $33.7 million on the digital assets, gain of $6.9 million on the sale of digital assets, and deferred income of $13.9 million in SG&A expenses in our Condensed Consolidated Statements of Operations. During the first quarter of fiscal 2023, we recognized deferred income of $14.3 million in SG&A expenses in our Condensed Consolidated Statements of Operations. As of April 29, 2023, the remaining deferred income liability related to our agreements with IMX was $43.0 million in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.

During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enables the purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Condensed Consolidated Statement of Operations. Revenues earned

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

from our digital asset wallet and NFT marketplace were not material to the consolidated financial statements for the three months ended April 29, 2023.

Assets Held-for-Sale
During the fourth quarter of fiscal 2022, we committed to a plan to sell property in our Europe segment consisting of a warehouse building, land and other property and equipment with a total net carrying value of $7.1 million as of April 29, 2023. In April 2023, the Company entered into an agreement to sell the warehouse building and land for approximately $13.1 million. The transaction is expected to close in the third quarter of fiscal 2023. During the first quarter of fiscal 2023, we committed to a plan to sell additional property in our Europe segment consisting of a warehouse building and land with a total net carrying value of $6.5 million. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values.
The building, land and other property and equipment were classified as assets held for sale in other noncurrent assets on our Condensed Consolidated Balance Sheets as of April 29, 2023.
3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended
	April 29, 2023	April 30, 2022
Hardware and accessories (1)	$725.8	$673.8
Software (2)	338.3	483.7
Collectibles	173.0	220.9
Total net sales	$1,237.1	$1,378.4
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	April 29, 2023	April 30, 2022
Unredeemed customer liabilities	$180.4	$201.3
Extended warranties	93.3	84.7
Subscriptions	51.8	44.0
Total performance obligations	$325.5	$330.0
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
The following table presents a rollforward of our contract liabilities:

	April 29, 2023	April 30, 2022
Contract liability beginning balance	$338.2	$378.3
Increase to contract liabilities (1)	169.6	207.0
Decrease to contract liabilities (2)	(181.3)	(253.5)
Other adjustments (3)	(1.0)	(1.8)
Contract liability ending balance	$325.5	$330.0
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the three months ended April 29, 2023 and April 30, 2022, there were $16.7 million and $27.3 million of gift cards redeemed that were outstanding as of January 28, 2023 and January 29, 2022, respectively.
(3)    Primarily includes foreign currency translation adjustments.
4.    Fair Value Measurements
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
We measure the fair value of cash equivalents and certain marketable securities based on quoted prices in active markets for identical assets. Other marketable securities were valued either based on recent trades of securities in inactive markets or based on quoted market prices of similar instruments and other significant inputs derived from or corroborated by observable market data.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills in an aggregate amount of $250.0 million. These investments are classified as available-for-sale debt securities and reported at fair value on a recurring basis and utilize Level 1 inputs for measurement. As of April 29, 2023, the investment portfolios aggregate balance was $255.3 million, of which $253.1 million are recognized in marketable securities and $2.2 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets. During the three months ended April 29, 2023, we realized a $0.9 million loss on sales of U.S. government securities, which is included within other expense, net in our Condensed Consolidated Statements of Operations.
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
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	April 29, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$254.9	$0.4	$—	$255.3
Level 2:
Foreign currency contracts(2)	0.7	—	—	0.7
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$256.1	$0.4	$—	$256.5
Liabilities
Level 2:
Foreign currency contracts(4)	$6.7	$—	$—	$6.7
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$7.1	$—	$—	$7.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	April 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 2:
Foreign currency contracts(2)	$4.7	$—	$—	$4.7
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$5.2	$—	$—	$5.2
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.5	—	—	0.5
Total liabilities	$0.5	$—	$—	$0.5

	January 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$253.5	$—	$(0.9)	$252.6
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.0	$—	$(0.9)	$253.1
Liabilities
Level 2:
Foreign currency contracts(4)	$5.9	$—	$—	$5.9
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.3	$—	$—	$6.3
_________________________________________________
(1)     Recognized in cash and cash equivalents and marketable securities on our Condensed Consolidated Balance Sheets.
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
As of April 29, 2023, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $37.2 million and a fair value of $30.8 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

5.    Debt
As of April 29, 2023, April 30, 2022 and January 28, 2023, there was $37.2 million, $42.2 million and $39.5 million of outstanding debt. Total outstanding debt includes $10.9 million, $6.5 million and $10.8 million of short-term debt as of April 29, 2023, April 30, 2022 and January 28, 2023, respectively, which represents the current portion of the French Term Loans.
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
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of April 29, 2023, we had approximately $16.0 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026.
During the three months ended April 29, 2023, there were no material changes to our commitments as disclosed in our 2022 Annual Report on Form 10-K.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended
	April 29, 2023	April 30, 2022
Weighted-average common shares outstanding	304.5	303.6
Dilutive effect of restricted stock awards	—	—
Weighted-average diluted common shares	304.5	303.6

Anti-dilutive shares:
Restricted stock units	5.1	4.8
Restricted stock	0.1	0.8

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; Game Informer® magazine; and our digital asset wallet and NFT marketplace. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three months ended April 29, 2023 and April 30, 2022.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended April 29, 2023
Net sales	$832.4	$62.7	$115.4	$226.6	$1,237.1
Operating loss	(26.3)	(3.8)	(6.0)	(22.3)	(58.4)
Three Months Ended April 30, 2022
Net sales	$995.3	$76.9	$126.7	$179.5	$1,378.4
Operating (loss) earnings	(144.2)	(1.1)	1.6	(10.0)	(153.7)

9.    Income Taxes
The Coronavirus Aid, Relief, and Economic Securities Act (the "CARES Act"), which was enacted on March 27, 2020 in the United States, included measures to assist companies, including temporary changes to income and non-income-based tax laws. During fiscal 2022, we received a $171.5 million U.S. federal income tax refund resulting from the carryback of net operating losses allowed pursuant to the CARES Act. Income tax receivable is recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the three months ended April 29, 2023.
We recognized an income tax benefit of $0.1 million, or 0.2%, for the three months ended April 29, 2023 compared to an income tax expense of $3.5 million, or (2.3)%, for the three months ended April 30, 2022. Our effective income tax rate for the three months ended April 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended April 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2022 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors".
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending February 3, 2024 ("fiscal 2023"). Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All three month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
GameStop entered a new phase of its transformation during the second half of 2022. As a result, GameStop is focused on three overarching goals: establishing omnichannel retail experience, achieving profitability, and leveraging brand equity to support growth.
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
As part of our efforts to achieve sustained profitability, we continue to evaluate our portfolio of assets to validate their strategic and financial fit and to eliminate redundancies. During the first quarter of fiscal 2023, we began the process of exiting our operations in Ireland. While we expect our intense focus on expense reductions to yield decreases in SG&A expenses, we have incurred and may continue to incur severance costs, store closure costs, and other related expenses in the short term. We continue to explore strategic options, which may include further store closings and exiting unprofitable businesses.

As recently announced, we have made leadership changes, including the appointment of Ryan Cohen as Executive Chairman of the Company and Mark Robinson as the new principal executive officer of the Company with the title of General Manager. As Executive Chairman, Mr. Cohen will focus on capital allocation and overseeing management.

We believe the combination of these efforts to stabilize and optimize our core business and achieve sustained profitability while also focusing on capital allocation under Mr. Cohen’s leadership will further unlock long-term value creation for our stockholders.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	April 29, 2023		April 30, 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,237.1	100.0%	$1,378.4	100.0%	$(141.3)	(10.3)%
Cost of sales	949.8	76.8	1,079.9	78.3	(130.1)	(12.0)
Gross profit	287.3	23.2	298.5	21.7	(11.2)	(3.8)
Selling, general and administrative expenses	345.7	27.9	452.2	32.8	(106.5)	(23.6)
Operating loss	(58.4)	(4.7)	(153.7)	(11.1)	95.3	62.0
Interest (income) expense, net	(9.7)	(0.8)	0.7	0.1	(10.4)	(1,485.7)
Other expense, net	1.9	0.2	—	—	1.9	100.0
Loss before income taxes	(50.6)	(4.1)	(154.4)	(11.2)	103.8	67.2
Income tax (benefit) expense	(0.1)	—	3.5	0.3	(3.6)	(102.9)
Net loss	$(50.5)	(4.1)%	$(157.9)	(11.5)%	$107.4	68.0%

The Three Months Ended April 29, 2023 Compared to the Three Months Ended April 30, 2022
Net Sales
The following table presents net sales by significant product category:

	Three months ended
	April 29, 2023		April 30, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$725.8	58.7%	$673.8	48.9%
Software	338.3	27.3	483.7	35.1
Collectibles	173.0	14.0	220.9	16.0
Total net sales	$1,237.1	100.0%	$1,378.4	100.0%
The following table presents net sales by reportable segment:

	Three Months Ended
	April 29, 2023		April 30, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$832.4	67.3%	$995.3	72.2%
Canada	62.7	5.1	76.9	5.6
Australia	115.4	9.3	126.7	9.2
Europe	226.6	18.3	179.5	13.0
Total net sales	$1,237.1	100.0%	$1,378.4	100.0%
Net sales decreased $141.3 million or 10.3%, for the three months ended April 29, 2023 compared to the prior year.
During the three months ended April 29, 2023, net sales in our United States, Canada, and Australia segments decreased by 16.4%, 18.5%, and 8.9%, respectively, compared to the prior year, while net sales in our Europe segment increased by 26.2% compared to the prior year. The decrease in consolidated net sales for the three months ended April 29, 2023 was primarily attributable to the translation impact of a weaker U.S. dollar, a decline in sales from new gaming software releases as a result of fewer significant title launches, a decline in sales of pre-owned software and hardware, and a decline in sales of collectibles. These impacts were partially offset by an increase in sales of new gaming hardware. The increase in Europe net sales was primarily attributable to sales of new gaming hardware driven by decreased supply constraints.
Gross Profit
During the three months ended April 29, 2023, gross profit decreased $11.2 million, or 3.8%, compared to the prior year. Gross profit as a percentage of net sales increased to 23.2%, compared to 21.7% in the prior year. The decline in gross profit is primarily attributable to the impact of lower net sales, a shift in product mix from pre-owned gaming hardware and collectibles into new gaming hardware, partially offset by a decrease in freight expenses as a result of lower ecommerce volume and added cost optimizations. Gross profit percentage increased primarily due the decrease in freight expenses driven by added cost optimizations.
Selling, General and Administrative Expenses
During the three months ended April 29, 2023, SG&A expenses decreased $106.5 million, or 23.6%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 27.9% in the current year compared to 32.8% in the prior year. The decline in SG&A expenses is primarily attributable to a reduction in labor-related and consulting service costs driven by our focus on cost structure optimization efforts, and the translation impact of a weaker U.S. dollar.
Interest (Income) Expense, net
During the three months ended April 29, 2023, we recognized net interest income of $9.7 million, compared to net interest expense of $0.7 million in the prior year. The impact is primarily attributable to interest income increasing by $10.2 million as a result of higher returns on invested cash.
Income Tax
We recognized income tax benefit of $0.1 million for the three months ended April 29, 2023 compared to an income tax expense of $3.5 million for the same period in 2022. Our effective income tax rate was 0.2% for the three months ended April 29, 2023 compared to (2.3)% for the same period in 2022. Our effective income tax rate for the three months ended April 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended April 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	April 29, 2023	April 30, 2022	January 28, 2023
Cash and cash equivalents	$1,057.0	$1,035.0	$1,139.0
Marketable securities	253.1	—	251.6
Cash, cash equivalents and marketable securities	$1,310.1	$1,035.0	$1,390.6
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of April 29, 2023, we had total unrestricted cash and cash equivalents on hand of $1,057.0 million, marketable securities of $253.1 million, and an additional $436.2 million of effective available borrowing capacity under our revolving credit facilities.
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
In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills in an aggregate amount of $250.0 million. As of April 29, 2023, the investment portfolios aggregate balance was $255.3 million, of which $253.1 million are recognized in marketable securities and $2.2 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of April 29, 2023, $37.2 million remains outstanding.
In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit.
As of the end of the first quarter of 2023, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $436.2 million, with no outstanding borrowings and outstanding standby letters of credit of $13.8 million.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of April 29, 2023, we had bank guarantees outstanding in the amount of $16.0 million outside of the 2026 Revolver.
Cash Flows

	Three Months Ended
	April 29, 2023	April 30, 2022	Change
Cash used in operating activities	$(102.7)	$(303.9)	$201.2
Cash (used in) provided by investing activities	(6.7)	66.1	(72.8)
Cash used in financing activities	(2.8)	(1.1)	(1.7)
Exchange rate effect on cash, cash equivalents and restricted cash	(4.0)	2.6	(6.6)
Decrease in cash, cash equivalents and restricted cash	$(116.2)	$(236.3)	$120.1
Operating Activities
During the three months ended April 29, 2023, cash flows from operating activities were an outflow of $102.7 million, compared with an outflow of $303.9 million during the same period last year. Cash used in operating activities during the three months ended April 29, 2023 was primarily due to the impact of our net loss and an increase in merchandise inventory, partially offset by an increase in trade payables and a reduction in accounts receivable. Cash used in operating activities during the three months ended April 30, 2022 was primarily due to a $179.8 million decrease in trade payables and customer liabilities for the pay down of merchandise inventory purchases.
Investing Activities
Cash flows from investing activities were an outflow of $6.7 million during the three months ended April 29, 2023 compared to an inflow of $66.1 million during the same period last year. Cash used in investing activities during the three months ended April 29, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities. Cash provided by investing activities during the three months ended April 30, 2022 was primarily attributable to proceeds from the sale of digital assets, partially offset by technological investments, and investments in two new fulfillment centers.
Financing Activities
Cash flows from financing activities were an outflow of $2.8 million during the three months ended April 29, 2023 compared to an outflow of $1.1 million during the comparable prior year period. Cash used in financing activities during the three months ended April 29, 2023 was primarily attributable to the settlement of stock-based awards and the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026. Cash used in financing activities during the three months ended April 30, 2022 was primarily attributable to settlement of stock-based awards.

CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2022 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2022 Annual Report on Form 10-K.
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any Accounting Standard Updates (“ASU”) in the first quarter of fiscal 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of April 29, 2023 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2022 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of April 29, 2023 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during our first quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those risk factors set out below and those described in Part I, Item 1A "Risk Factors" in our 2022 Annual Report on Form 10-K for the year ended January 28, 2023, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.

We may not successfully manage the transition associated with certain of our executive officers, which could have an adverse impact on us.

On June 5, 2023, our Board of Directors terminated Matthew Furlong’s employment with the Company as its President and Chief Executive Officer without Cause (as such term is defined in Mr. Furlong’s letter of employment dated June 9, 2021), effective immediately. On June 7, 2023, in connection with Mr. Furlong’s termination, our Board of Directors appointed Ryan Cohen as Executive Chairman of the Company and Mark Robinson as the new principal executive officer of the Company with the title of General Manager. Leadership transitions can be inherently difficult to manage, and failure to timely or successfully implement transitions may cause disruption within the Company, including execution of our transformational plans. This may adversely impact our financial performance and ability to meet operational goals and strategic plans, our ability to retain and hire other key members of management, and the market price of our Class A common stock.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
As of June 1, 2023, there were approximately 304,751,243 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 228.1 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares) and approximately 76.6 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 25% of our outstanding shares) as of June 1, 2023.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

32.1
Certification of Principal Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Furnished herewith.

32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
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

GAMESTOP CORP.

Date: June 7, 2023	By:	/s/ Diana Saadeh-Jajeh
Diana Saadeh-Jajeh
Chief Financial Officer
(Principal Financial Officer)