Form 10-Q
period 2023-07-29
GameStop Corp.
filed 2023-09-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 29, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of August 31, 2023: 305,241,294

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	July 29, 2023	July 30, 2022	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$894.7	$908.9	$1,139.0
Marketable securities	300.0	—	251.6
Receivables, net of allowance of $2.2, $3.5 and $2.2, respectively	75.6	99.6	153.9
Merchandise inventories, net	676.9	734.8	682.9
Prepaid expenses and other current assets	58.0	275.9	96.3
Total current assets	2,005.2	2,019.2	2,323.7
Property and equipment, net of accumulated depreciation of $983.0, $990.1 and $1,006.8, respectively	119.3	146.8	136.5
Operating lease right-of-use assets	583.0	554.3	560.8
Deferred income taxes	17.6	16.7	18.3
Other noncurrent assets	78.6	62.5	74.1
Total assets	$2,803.7	$2,799.5	$3,113.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$378.0	$217.4	$531.3
Accrued liabilities and other current liabilities	487.5	512.1	602.3
Current portion of operating lease liabilities	194.9	194.0	194.7
Current portion of long-term debt	11.0	8.9	10.8
Total current liabilities	1,071.4	932.4	1,339.1
Long-term debt	23.6	32.1	28.7
Operating lease liabilities	405.7	367.4	382.4
Other long-term liabilities	35.8	124.1	40.9
Total liabilities	1,536.5	1,456.0	1,791.1
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 305.2, 304.0 and 304.6 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,621.1	1,593.4	1,613.6
Accumulated other comprehensive loss	(81.2)	(77.0)	(71.9)
Retained loss	(272.8)	(173.0)	(219.5)
Total stockholders’ equity	1,267.2	1,343.5	1,322.3
Total liabilities and stockholders’ equity	$2,803.7	$2,799.5	$3,113.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net sales	$1,163.8	$1,136.0	$2,400.9	$2,514.4
Cost of sales	857.9	853.8	1,807.7	1,933.7
Gross profit	305.9	282.2	593.2	580.7
Selling, general and administrative expenses	322.5	387.5	668.2	839.7
Asset impairments	—	2.5	—	2.5
Operating loss	(16.6)	(107.8)	(75.0)	(261.5)
Interest (income) expense, net	(11.6)	(0.3)	(21.3)	0.4
Other income, net	(2.0)	—	(0.1)	—
Loss before income taxes	(3.0)	(107.5)	(53.6)	(261.9)
Income tax (benefit) expense	(0.2)	1.2	(0.3)	4.7
Net loss	$(2.8)	$(108.7)	$(53.3)	$(266.6)

Net loss per share:
Basic	$(0.01)	$(0.36)	$(0.17)	$(0.88)
Diluted	(0.01)	(0.36)	(0.17)	(0.88)

Weighted-average shares outstanding:
Basic	304.8	304.2	304.7	304.0
Diluted	304.8	304.2	304.7	304.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Net loss	$(2.8)	$(108.7)	$(53.3)	$(266.6)
Other comprehensive loss:
Foreign currency translation adjustment	1.4	(4.4)	(6.7)	(8.3)
Reclassification of foreign currency gain included in net loss	(1.9)	—	(3.1)	—
Net change in unrealized loss on available-for-sale securities	(0.9)	—	(0.5)	—
Reclassification of realized loss on available-for-sale securities included in net loss	0.1	—	1.0	—
Total comprehensive loss	$(4.1)	$(113.1)	$(62.6)	$(274.9)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	July 29, 2023	July 30, 2022
Cash flows from operating activities:
Net loss	$(53.3)	$(266.6)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	26.3	32.4
Stock-based compensation expense, net	7.6	18.9
Gain on sale of digital assets	—	(6.9)
Digital asset impairments	—	33.7
Asset impairments	—	2.5
Loss on disposal of property and equipment, net	0.6	1.6
Other, net	(2.9)	(5.0)
Changes in operating assets and liabilities:
Receivables, net	79.0	39.3
Merchandise inventories, net	0.4	169.6
Prepaid expenses and other assets	4.0	(27.4)
Prepaid income taxes and income taxes payable	(1.3)	0.9
Accounts payable and accrued liabilities	(267.4)	(384.0)
Operating lease right-of-use assets and lease liabilities	(3.4)	(15.8)
Changes in other long-term liabilities	(1.4)	(0.5)
Net cash flows used in operating activities	(211.8)	(407.3)
Cash flows from investing activities:
Proceeds from sale of digital assets	2.8	77.3
Purchases of marketable securities	(313.0)	—
Proceeds from maturities and sales of marketable securities	270.5	—
Capital expenditures	(19.2)	(31.3)
Net cash flows (used in) provided by investing activities	(58.9)	46.0
Cash flows from financing activities:
Settlement of stock-based awards	(0.1)	(3.0)
Repayments of debt	(5.4)	—
Net cash flows used in financing activities	(5.5)	(3.0)
Exchange rate effect on cash, cash equivalents and restricted cash	(4.6)	1.4
Decrease in cash, cash equivalents and restricted cash	(280.8)	(362.9)
Cash, cash equivalents and restricted cash at beginning of period	1,196.0	1,319.9
Cash, cash equivalents and restricted cash at end of period	$915.2	$957.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Reclassification of foreign currency gain included in net loss	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense, net	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Net change in unrealized gain on available-for-sale securities	—	—	—	0.4	—	0.4
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	0.9	—	0.9
Balance at April 29, 2023	304.7	0.1	1,621.4	(79.9)	(270.0)	1,271.6
Net loss	—	—	—	—	(2.8)	(2.8)
Foreign currency translation	—	—	—	1.4	—	1.4
Reclassification of foreign currency gain included in net loss	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense, net	—	—	(0.3)	—	—	(0.3)
Settlement of stock-based awards	0.5	—	—	—	—	—
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	0.1	—	0.1
Balance at July 29, 2023	305.2	$0.1	$1,621.1	$(81.2)	$(272.8)	$1,267.2

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense, net	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	303.6	0.1	1,587.5	(72.6)	(64.3)	1,450.7
Net loss	—	—	—	—	(108.7)	(108.7)
Foreign currency translation	—	—	—	(4.4)	—	(4.4)
Stock-based compensation expense, net	—	—	7.8	—	—	7.8
Settlement of stock-based awards	0.4	—	(1.9)	—	—	(1.9)
Balance at July 30, 2022	304.0	$0.1	$1,593.4	$(77.0)	$(173.0)	$1,343.5

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
The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 28, 2023 ("fiscal 2022"), as filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 (the “2022 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the six months ended July 29, 2023 are not indicative of our future results for the 53 weeks ending February 3, 2024 ("fiscal 2023"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending on February 3, 2024. Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All six month periods presented herein contain 26 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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

Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less. Such investments with an original maturity of 90 days or less are classified as cash and cash equivalents on our Condensed Consolidated Balance Sheets. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	July 29, 2023	July 30, 2022	January 28, 2023
Cash and cash equivalents	$894.7	$908.9	$1,139.0
Restricted cash(1)	5.1	33.1	41.3
Long-term restricted cash(2)	15.4	15.0	15.7
Total cash, cash equivalents and restricted cash	$915.2	$957.0	$1,196.0
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
Investments
We generally invest our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities and time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Condensed Consolidated Balance Sheets.
Our investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in other (income) expense, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
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
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones had been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement to IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Condensed Consolidated Balance Sheets. The deferred income is recognized over the term of the contractual agreement. We liquidated all tokens received under our agreements with IMX in fiscal 2022 and have no IMX token assets recorded on the Condensed Consolidated Balance Sheets as of July 29, 2023. During the three months ended July 30, 2022, we recognized $13.9 million of income in SG&A expenses in our Condensed Consolidated Statements of Operations. During the six months ended July 30, 2022, we recognized a loss of $7.2 million on the noncurrent receivable, an impairment of $33.7 million on the digital assets, a gain of $6.9 million on the sale of digital assets, and deferred income of $27.8 million in SG&A expenses in our Condensed Consolidated Statements of Operations. During the three and six months ended July 29, 2023, we recognized deferred income of $14.3 million and $28.6 million, respectively, in SG&A expenses in our Condensed Consolidated Statements of Operations. As of July 29, 2023, the remaining deferred income liability related to our agreements with IMX was $28.7 million in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enables the purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Condensed Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the condensed consolidated financial statements for the three and six months ended July 29, 2023.
Assets Held-for-Sale
During the fourth quarter of fiscal 2022, we committed to a plan to sell property in our Europe segment consisting of a warehouse building, land and other property and equipment with a total net carrying value of $7.1 million as of July 29, 2023. In April 2023, the Company entered into an agreement to sell the warehouse building and land for approximately $13.1 million. The transaction closed in August 2023.
During the first half of fiscal 2023, we committed to a plan to sell additional properties in our Europe segment consisting of buildings and land with a total net carrying value of $9.6 million. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values.
The building, land and other property and equipment are classified as assets held for sale in other noncurrent assets on our Condensed Consolidated Balance Sheets as of July 29, 2023.
3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Hardware and accessories (1)	$597.0	$596.4	$1,322.8	$1,270.1
Software (2)	397.0	316.4	735.4	800.1
Collectibles	169.8	223.2	342.7	444.2
Total net sales	$1,163.8	$1,136.0	$2,400.9	$2,514.4
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
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop ProTM rewards program, formerly known as PowerUp Rewards®. Our GameStop ProTM rewards program includes a subscription to Game Informer® magazine.
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and loyalty points earned as part of our GameStop ProTM rewards program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our Game Informer® magazine.
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
Revenues for subscriptions to Game Informer® magazine, included in our GameStop ProTM rewards program, are recognized on a straight-line basis over a 12-month subscription term.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	July 29, 2023	July 30, 2022
Unredeemed customer liabilities	$163.4	$199.7
Extended warranties	82.8	82.2
Subscriptions	40.5	41.2
Total performance obligations	$286.7	$323.1
Significant Judgments and Estimates
We accrue loyalty points related to our GameStop ProTM rewards program at the estimated retail price per point, net of estimated breakage, which can be redeemed by loyalty program members for products we offer. The estimated retail price per point is based on the actual historical retail prices of products purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to Game Informer® magazine included as part of our GameStop ProTM rewards program.
The following table presents a rollforward of our contract liabilities:

	July 29, 2023	July 30, 2022
Contract liability beginning balance	$338.2	$378.3
Increase to contract liabilities (1)	320.1	361.3
Decrease to contract liabilities (2)	(371.0)	(414.0)
Other adjustments (3)	(0.6)	(2.5)
Contract liability ending balance	$286.7	$323.1
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to Game Informer® and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for Game Informer® and extended warranties. During the six months ended July 29, 2023 and July 30, 2022, there were $25.5 million and $37.4 million of gift cards redeemed that were outstanding as of January 28, 2023 and January 29, 2022, respectively.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills. These investments are classified as available-for-sale debt securities and reported at fair value on a recurring basis and utilize Level 1 inputs for measurement. Additionally, in the second quarter of fiscal 2023 the Company invested in time deposits, which are reported at fair value utilizing Level 1 inputs for measurement.
As of July 29, 2023, the investment portfolios aggregate balance was $301.0 million, of which $300.0 million are recognized in marketable securities and $1.0 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets.
During the three and six months ended July 29, 2023, we realized a $0.1 million and $1.0 million loss on sales of U.S. government securities, which is included within other expense, net in our Condensed Consolidated Statements of Operations.
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
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	July 29, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses		Fair Value
Assets
Level 1:
U.S. government securities(1)	$258.5	$—	$(0.4)	-0.4	$258.1
Time deposits(2)	42.9	—	—		42.9
Level 2:
Company-owned life insurance(3)	0.4	—	—		0.4
Total assets	$301.8	$—	$(0.4)		$301.4
Liabilities
Level 2:
Foreign currency contracts(4)	$6.4	$—	$—		$6.4
Nonqualified deferred compensation(4)	0.4	—	—		0.4
Total liabilities	$6.8	$—	$—		$6.8

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	July 30, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 2:
Foreign currency contracts(5)	$1.7	$—	$—	$1.7
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$2.2	$—	$—	$2.2
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.5	—	—	0.5
Total liabilities	$0.5	$—	$—	$0.5

	January 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$253.5	$—	$(0.9)	$252.6
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.0	$—	$(0.9)	$253.1
Liabilities
Level 2:
Foreign currency contracts(4)	$5.9	$—	$—	$5.9
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.3	$—	$—	$6.3
_________________________________________________
(1)     Recognized in cash and cash equivalents and marketable securities on our Condensed Consolidated Balance Sheets.
(2)     Recognized in marketable securities on our Condensed Consolidated Balance Sheets.
(3)    Recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.
(4)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
(5)    Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.

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
As of July 29, 2023, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $34.6 million and a fair value of $29.4 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

5.    Debt
As of July 29, 2023, July 30, 2022 and January 28, 2023, there was $34.6 million, $41.0 million and $39.5 million, respectively, of outstanding debt. Total outstanding debt includes $11.0 million, $8.9 million and $10.8 million of short-term debt as of July 29, 2023, July 30, 2022 and January 28, 2023, respectively, which represents the current portion of the French Term Loans.
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
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 29, 2023, we had approximately $13.6 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026, of which $12.5 million are supported by cash collateral and included in restricted cash.
During the six months ended July 29, 2023, there were no material changes to our commitments as disclosed in our 2022 Annual Report on Form 10-K.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	July 29, 2023	July 30, 2022	July 29, 2023	July 30, 2022
Weighted-average common shares outstanding	304.8	304.2	304.7	304.0
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average diluted common shares	304.8	304.2	304.7	304.0

Anti-dilutive shares:
Restricted stock units	4.0	5.2	4.0	5.2
Restricted stock	—	0.3	—	0.3

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; Game Informer® magazine; and our digital asset wallet and NFT marketplace. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended July 29, 2023 and July 30, 2022.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended July 29, 2023
Net sales	$760.2	$66.0	$124.1	$213.5	$1,163.8
Operating earnings (loss)	4.7	(3.1)	(3.8)	(14.4)	(16.6)
Three Months Ended July 30, 2022
Net sales	$793.4	$62.3	$113.9	$166.4	$1,136.0
Operating (loss) earnings	(87.9)	(2.3)	0.7	(18.3)	(107.8)

	United States	Canada	Australia	Europe	Consolidated
Six Months Ended July 29, 2023
Net sales	$1,592.6	$128.8	$239.4	$440.1	$2,400.9
Operating loss	(21.5)	(6.8)	(9.8)	(36.9)	(75.0)
Six Months Ended July 30, 2022
Net sales	$1,788.8	$139.2	$240.5	$345.9	$2,514.4
Operating (loss) earnings	(232.1)	(3.4)	2.3	(28.3)	(261.5)
9.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the six months ended July 29, 2023.
We recognized an income tax benefit of $0.2 million, or 6.7%, for the three months ended July 29, 2023 compared to an income tax expense of $1.2 million, or (1.1)%, for the three months ended July 30, 2022. Our effective income tax rate for the three months ended July 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended July 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized an income tax benefit of $0.3 million, or 0.6%, for the six months ended July 29, 2023 compared to an income tax expense of $4.7 million, or (1.8)%, for the six months ended July 30, 2022. Our effective income tax rate for the six months ended July 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the six months ended July 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2022 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors" and Part II, Item 1A "Risk Factors" of this Form 10-Q and our Q1 fiscal 2023 Quarterly Report on Form 10-Q.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending February 3, 2024 ("fiscal 2023"). Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All six month periods presented herein contain 26 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
BUSINESS PRIORITIES
The initial phase of GameStop's transformation largely occurred over the course of 2021 and the first half of 2022. This period was primarily focused on rebuilding the Company's decaying infrastructure and strengthening GameStop's value proposition, including investing in the Company's enterprise systems, technology capabilities, store leaders and associates, and product catalog and offerings.
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
As part of our efforts to achieve sustained profitability, we continue to evaluate our portfolio of assets to validate their strategic and financial fit and to eliminate redundancies. During the first quarter of fiscal 2023, we began the process of exiting our operations in Ireland, with all stores in the region closing in the second quarter of fiscal 2023. While we expect our cost containment efforts to yield reductions in SG&A expenses in the long term, we have incurred and may continue to incur severance and other non-recurring costs related to these efforts in the short term.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	July 29, 2023		July 30, 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,163.8	100.0%	$1,136.0	100.0%	$27.8	2.4%
Cost of sales	857.9	73.7	853.8	75.2	4.1	0.5
Gross profit	305.9	26.3	282.2	24.8	23.7	8.4
Selling, general and administrative expenses	322.5	27.7	387.5	34.1	(65.0)	(16.8)
Asset impairments	—	—	2.5	0.2	(2.5)	(100.0)
Operating loss	(16.6)	(1.4)	(107.8)	(9.5)	91.2	84.6
Interest (income) expense, net	(11.6)	(1.0)	(0.3)	—	(11.3)	3,766.7
Other income, net	(2.0)	(0.2)	—	—	(2.0)	100.0
Loss before income taxes	(3.0)	(0.3)	(107.5)	(9.5)	104.5	97.2
Income tax (benefit) expense	(0.2)	—	1.2	0.1	(1.4)	(116.7)
Net loss	$(2.8)	(0.2)%	$(108.7)	(9.6)%	$105.9	97.4%

	Six Months Ended
	July 29, 2023		July 30, 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$2,400.9	100.0%	$2,514.4	100.0%	$(113.5)	(4.5)%
Cost of sales	1,807.7	75.3	1,933.7	76.9	(126.0)	(6.5)
Gross profit	593.2	24.7	580.7	23.1	12.5	2.2
Selling, general and administrative expenses	668.2	27.8	839.7	33.4	(171.5)	(20.4)
Asset impairments	—	—	2.5	0.1	(2.5)	(100.0)
Operating loss	(75.0)	(3.1)	(261.5)	(10.4)	186.5	71.3
Interest (income) expense, net	(21.3)	(0.9)	0.4	—	(21.7)	(5,425.0)
Other income, net	(0.1)	—	—	—	(0.1)	100.0
Loss before income taxes	(53.6)	(2.2)	(261.9)	(10.4)	208.3	79.5
Income tax (benefit) expense	(0.3)	—	4.7	0.2	(5.0)	(106.4)
Net loss	$(53.3)	(2.2)%	$(266.6)	(10.6)%	$213.3	80.0%
The Three and Six Months Ended July 29, 2023 Compared to the Three and Six Months Ended July 30, 2022
Net Sales
The following table presents net sales by significant product category:

	Three months ended				Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$597.0	51.3%	$596.4	52.5%	$1,322.8	55.1%	$1,270.1	50.5%
Software	397.0	34.1	316.4	27.9	735.4	30.6	800.1	31.8
Collectibles	169.8	14.6	223.2	19.6	342.7	14.3	444.2	17.7
Total net sales	$1,163.8	100.0%	$1,136.0	100.0%	$2,400.9	100.0%	$2,514.4	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Six Months Ended
	July 29, 2023		July 30, 2022		July 29, 2023		July 30, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$760.2	65.3%	$793.4	69.9%	$1,592.6	66.3%	$1,788.8	71.1%
Canada	66.0	5.7	62.3	5.5	128.8	5.4	139.2	5.5
Australia	124.1	10.7	113.9	10.0	239.4	10.0	240.5	9.6
Europe	213.5	18.3	166.4	14.6	440.1	18.3	345.9	13.8
Total net sales	$1,163.8	100.0%	$1,136.0	100.0%	$2,400.9	100.0%	$2,514.4	100.0%
Net sales increased $27.8 million, or 2.4%, for the three months ended July 29, 2023 compared to the prior year.
During the three months ended July 29, 2023, net sales in our Europe, Australia, and Canada segments increased by 28.3%, 9.0%, and 5.9% compared to the prior year, while net sales in our United States segment decreased by 4.2% compared to the prior year. The increase in consolidated net sales for the three months ended July 29, 2023 was primarily attributable to a significant software release, as well as increased sales of new gaming hardware in certain international segments, driven by decreased supply constraints in the current year, partially offset by a decline in sales of collectibles.
Net sales decreased $113.5 million, or 4.5%, for the six months ended July 29, 2023 compared to the prior year.
During the six months ended July 29, 2023, net sales in our United States, Canada, and Australia segments decreased by 11.0%, 7.5%, and 0.5%, respectively, compared to the prior year, while net sales in our Europe segment increased by 27.2% compared to the prior year. The decrease in consolidated net sales for the six months ended July 29, 2023 was primarily attributable to a decline in sales of collectibles, a decline in sales of preowned hardware and software, and the translation impact of a stronger U.S. dollar. These impacts were partially offset by an increase in sales of new gaming hardware. The increase in Europe net sales was primarily attributable to sales of new gaming hardware driven by decreased supply constraints in the current year.
Gross Profit
During the three months ended July 29, 2023, gross profit increased $23.7 million, or 8.4%, compared to the prior year. Gross profit as a percentage of net sales increased to 26.3%, compared to 24.8% in the prior year. The increase in gross profit is primarily attributable to increased net sales, specifically related to new gaming hardware, partially offset by a shift in product mix to lower margin categories.
During the six months ended July 29, 2023, gross profit increased $12.5 million, or 2.2%, compared to the prior year. Gross profit as a percentage of net sales increased to 24.7%, compared to 23.1% in the prior year. The increase in gross profit is primarily attributable to a decrease in freight expenses as a result of lower ecommerce volume and added cost optimizations, partially offset by the impact of lower net sales and a shift in product mix from pre-owned gaming hardware and collectibles into new gaming hardware.
Selling, General and Administrative Expenses
During the three and six months ended July 29, 2023, SG&A expenses decreased $65.0 million and $171.5 million, or 16.8% and 20.4%, respectively, compared to the prior year. SG&A expenses as a percentage of sales decreased to 27.7% and 27.8%, respectively, during the three and six months ended July 29, 2023 compared to 34.1% and 33.4% in the prior periods.
The decline in SG&A expenses for the three and six months ended July 29, 2023 is primarily attributable to a reduction in labor-related and consulting service costs driven by our focus on cost structure optimization.
Interest (Income) Expense, net
During the three and six months ended July 29, 2023, we recognized net interest income of $11.6 million and $21.3 million, respectively, compared to net interest income of $0.3 million for the three months ended July 30, 2022 and net interest expense of $0.4 million for the six months ended July 30, 2022. The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents and marketable securities.

Income Tax
We recognized income tax benefit of $0.2 million for the three months ended July 29, 2023 compared to an income tax expense of $1.2 million for the same period in 2022. Our effective income tax rate was 6.7% for the three months ended July 29, 2023 compared to (1.1)% for the same period in 2022. Our effective income tax rate for the three months ended July 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended July 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized income tax benefit of $0.3 million for the six months ended July 29, 2023 compared to an income tax expense of $4.7 million for the same period in 2022. Our effective income tax rate was 0.6% for the six months ended July 29, 2023 compared to (1.8)% for the same period in 2022. Our effective income tax rate for the six months ended July 29, 2023 is due to the recognition of tax benefits on certain current period losses offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the six months ended July 30, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	July 29, 2023	July 30, 2022	January 28, 2023
Cash and cash equivalents	$894.7	$908.9	$1,139.0
Marketable securities	300.0	—	251.6
Cash, cash equivalents and marketable securities	$1,194.7	$908.9	$1,390.6
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of July 29, 2023, we had total unrestricted cash and cash equivalents on hand of $894.7 million, marketable securities of $300.0 million, and an additional $439.4 million of effective available borrowing capacity under our revolving credit facilities.
Our cash and cash equivalents are carried at fair value and consist primarily of U.S. government bonds and notes, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less. Our marketable securities are also carried at fair value and include investments in certain highly-rated short-term government bonds and notes, as well as time deposits, that mature in less than one year. Our investment policy is designed to preserve principal and liquidity of our short-term investments.
In the third quarter of fiscal 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills. Additionally, in the second quarter of fiscal 2023 the Company invested in time deposits. As of July 29, 2023, the investment portfolios aggregate balance was $301.0 million, of which $300.0 million are recognized in marketable securities and $1.0 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of July 29, 2023, $34.6 million remains outstanding.

In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit.
As of the end of the second quarter of 2023, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $439.4 million, with no outstanding borrowings. As of July 29, 2023, outstanding standby letters of credit are $10.6 million.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of July 29, 2023, we had bank guarantees outstanding in the amount of $13.6 million outside of the 2026 Revolver.
Cash Flows

	Six Months Ended
	July 29, 2023	July 30, 2022	Change
Cash used in operating activities	$(211.8)	$(407.3)	$195.5
Cash (used in) provided by investing activities	(58.9)	46.0	(104.9)
Cash used in financing activities	(5.5)	(3.0)	(2.5)
Exchange rate effect on cash, cash equivalents and restricted cash	(4.6)	1.4	(6.0)
Decrease in cash, cash equivalents and restricted cash	$(280.8)	$(362.9)	$82.1
Operating Activities
During the six months ended July 29, 2023, cash flows from operating activities were an outflow of $211.8 million, compared with an outflow of $407.3 million during the same period last year. Cash used in operating activities during the six months ended July 29, 2023 was primarily due to a decrease in accounts payable and accrued liabilities, as well the impact of our net loss, partially offset by a reduction in accounts receivable. Cash used in operating activities during the six months ended July 30, 2022 was primarily due to a decrease in accounts payable and accrued liabilities related to overhead and inventory, as well as the impact of our net loss.
Investing Activities
Cash flows from investing activities were an outflow of $58.9 million during the six months ended July 29, 2023 compared to an inflow of $46.0 million during the same period last year. Cash used in investing activities during the six months ended July 29, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities. Cash provided by investing activities during the six months ended July 30, 2022 was primarily attributable to proceeds from the sale of digital assets, partially offset by technological investments, and investments in supply chain efficiencies.
Financing Activities
Cash flows from financing activities were an outflow of $5.5 million during the six months ended July 29, 2023 compared to an outflow of $3.0 million during the comparable prior year period. Cash used in financing activities during the six months ended July 29, 2023 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards. Cash used in financing activities during the six months ended July 30, 2022 was attributable to settlement of stock-based awards.
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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any Accounting Standard Updates (“ASU”) in the second quarter of fiscal 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of July 29, 2023 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2022 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of July 29, 2023 at the reasonable assurance level.
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

On July 21, 2023, Diana Saadeh-Jajeh resigned from her position as the Company's Chief Financial Officer, effective August 11, 2023. On July 27, 2023, in connection with Ms. Saadeh-Jajeh’s resignation, the Board appointed Daniel Moore as the Company’s Principal Accounting Officer and interim Principal Financial Officer, effective August 11, 2023.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
As of August 31, 2023, there were approximately 305,241,294 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 229.8 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares) and approximately 75.4 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 25% of our outstanding shares) as of August 31, 2023.
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended July 29, 2023, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1*	Letter Agreement between Mark H. Robinson and GameStop Corp. executed June 7, 2023.	Current Report on Form 8-K	June 7, 2023

10.2
Amendment No. 1 to Credit Agreement, dated May 11, 2023, by and among GameStop Corp., the Borrowers party thereto, the Guarantors party thereto, the other borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Australian Security Trustee.
Filed herewith.

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

* Management contract or compensation plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

Date: September 6, 2023	By:	/s/ Daniel Moore
Daniel Moore
Principal Accounting Officer and Interim Principal Financial Officer
(Principal Accounting Officer and Interim Principal Financial Officer)