Form 10-Q
period 2023-10-28
GameStop Corp.
filed 2023-12-06
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED OCTOBER 28, 2023
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of November 30, 2023: 305,514,315

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	October 28, 2023	October 29, 2022	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$909.0	$803.8	$1,139.0
Marketable securities	300.5	238.3	251.6
Receivables, net of allowance of $2.1, $2.0 and $2.2, respectively	88.3	125.3	153.9
Merchandise inventories, net	1,021.3	1,131.3	682.9
Prepaid expenses and other current assets	57.7	283.1	96.3
Total current assets	2,376.8	2,581.8	2,323.7
Property and equipment, net of accumulated depreciation of $973.0, $981.4 and $1,006.8, respectively	114.5	138.5	136.5
Operating lease right-of-use assets	570.4	523.2	560.8
Deferred income taxes	16.6	14.3	18.3
Other noncurrent assets	68.6	64.7	74.1
Total assets	$3,146.9	$3,322.5	$3,113.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$812.7	$888.4	$531.3
Accrued liabilities and other current liabilities	425.7	504.2	602.3
Current portion of operating lease liabilities	188.9	186.2	194.7
Current portion of long-term debt	10.5	9.9	10.8
Total current liabilities	1,437.8	1,588.7	1,339.1
Long-term debt	20.0	28.8	28.7
Operating lease liabilities	394.8	349.6	382.4
Other long-term liabilities	31.5	110.4	40.9
Total liabilities	1,884.1	2,077.5	1,791.1
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 305.5, 304.3 and 304.6 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,627.5	1,606.4	1,613.6
Accumulated other comprehensive loss	(88.9)	(93.8)	(71.9)
Retained loss	(275.9)	(267.7)	(219.5)
Total stockholders’ equity	1,262.8	1,245.0	1,322.3
Total liabilities and stockholders’ equity	$3,146.9	$3,322.5	$3,113.4

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net sales	$1,078.3	$1,186.4	$3,479.2	$3,700.8
Cost of sales	796.5	894.8	2,604.2	2,828.5
Gross profit	281.8	291.6	875.0	872.3
Selling, general and administrative expenses	296.5	387.9	964.7	1,227.6
Asset impairments	—	—	—	2.5
Operating loss	(14.7)	(96.3)	(89.7)	(357.8)
Interest income, net	(12.9)	(3.7)	(34.2)	(3.3)
Other loss, net	2.5	—	2.4	—
Loss before income taxes	(4.3)	(92.6)	(57.9)	(354.5)
Income tax (benefit) expense	(1.2)	2.1	(1.5)	6.8
Net loss	$(3.1)	$(94.7)	$(56.4)	$(361.3)

Net loss per share:
Basic	$(0.01)	$(0.31)	$(0.18)	$(1.19)
Diluted	(0.01)	(0.31)	(0.18)	(1.19)

Weighted-average shares outstanding:
Basic	305.3	304.2	304.9	304.1
Diluted	305.3	304.2	304.9	304.1

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Net loss	$(3.1)	$(94.7)	$(56.4)	$(361.3)
Other comprehensive loss:
Foreign currency translation adjustment	(10.3)	(16.6)	(17.0)	(24.9)
Reclassification of foreign currency loss (gain) included in net loss	2.5	—	(0.6)	—
Net change in unrealized gain (loss) on available-for-sale securities	0.1	(0.2)	(0.4)	(0.2)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	1.0	—
Total comprehensive loss	$(10.8)	$(111.5)	$(73.4)	$(386.4)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	October 28, 2023	October 29, 2022
Cash flows from operating activities:
Net loss	$(56.4)	$(361.3)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	37.6	47.5
Stock-based compensation expense, net	14.0	32.2
Gain on sale of digital assets	—	(7.1)
Digital asset impairments	—	33.9
Asset impairments	—	2.5
(Gain) loss on disposal of property and equipment, net	(5.0)	5.1
Other, net	2.9	6.9
Changes in operating assets and liabilities:
Receivables, net	65.7	13.3
Merchandise inventories, net	(357.1)	(245.0)
Prepaid expenses and other assets	5.7	(38.7)
Prepaid income taxes and income taxes payable	(5.1)	0.9
Accounts payable and accrued liabilities	114.5	288.7
Operating lease right-of-use assets and lease liabilities	(7.1)	(7.7)
Changes in other long-term liabilities	(2.4)	(1.2)
Net cash flows used in operating activities	(192.7)	(230.0)
Cash flows from investing activities:
Proceeds from sale of digital assets	2.8	77.4
Purchases of marketable securities	(313.0)	(237.0)
Proceeds from maturities and sales of marketable securities	270.5	—
Capital expenditures	(27.2)	(44.3)
Proceeds from sale of property and equipment	13.1	—
Other	—	0.3
Net cash flows used in investing activities	(53.8)	(203.6)
Cash flows from financing activities:
Settlement of stock-based awards	(0.1)	(3.3)
Repayments of debt	(8.0)	—
Net cash flows used in financing activities	(8.1)	(3.3)
Exchange rate effect on cash, cash equivalents and restricted cash	(12.2)	(23.5)
Decrease in cash, cash equivalents and restricted cash	(266.8)	(460.4)
Cash, cash equivalents and restricted cash at beginning of period	1,196.0	1,319.9
Cash, cash equivalents and restricted cash at end of period	$929.2	$859.5

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Reclassification of foreign currency gain included in net loss	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense, net	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Net change in unrealized gain on available-for-sale securities	—	—	—	0.4	—	0.4
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	0.9	—	0.9
Balance at April 29, 2023	304.7	0.1	1,621.4	(79.9)	(270.0)	1,271.6
Net loss	—	—	—	—	(2.8)	(2.8)
Foreign currency translation	—	—	—	1.4	—	1.4
Reclassification of foreign currency gain included in net loss	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense, net	—	—	(0.3)	—	—	(0.3)
Settlement of stock-based awards	0.5	—	—	—	—	—
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	0.1	—	0.1
Balance at July 29, 2023	305.2	0.1	1,621.1	(81.2)	(272.8)	1,267.2
Net loss	—	—	—	—	(3.1)	(3.1)
Foreign currency translation	—	—	—	(10.3)	—	(10.3)
Reclassification of foreign currency loss included in net loss	—	—	—	2.5	—	2.5
Stock-based compensation expense, net	—	—	6.4	—	—	6.4
Settlement of stock-based awards	0.3	—	—	—	—	—
Net change in unrealized gain on available-for-sale securities	—	—	—	0.1	—	0.1
Balance at October 28, 2023	305.5	$0.1	$1,627.5	$(88.9)	$(275.9)	$1,262.8

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(157.9)	(157.9)
Foreign currency translation	—	—	—	(3.9)	—	(3.9)
Stock-based compensation expense, net	—	—	11.1	—	—	11.1
Settlement of stock-based awards	—	—	(1.1)	—	—	(1.1)
Balance at April 30, 2022	303.6	0.1	1,587.5	(72.6)	(64.3)	1,450.7
Net loss	—	—	—	—	(108.7)	(108.7)
Foreign currency translation	—	—	—	(4.4)	—	(4.4)
Stock-based compensation expense, net	—	—	7.8	—	—	7.8
Settlement of stock-based awards	0.4	—	(1.9)	—	—	(1.9)
Balance at July 30, 2022	304.0	0.1	1,593.4	(77.0)	(173.0)	1,343.5
Net loss	—	—	—	—	(94.7)	(94.7)
Foreign currency translation	—	—	—	(16.6)	—	(16.6)
Stock-based compensation expense, net	—	—	13.3	—	—	13.3
Settlement of stock-based awards	0.1	—	(0.3)	—	—	(0.3)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.2)	—	(0.2)
Balance at October 29, 2022	304.1	$0.1	$1,606.4	$(93.8)	$(267.7)	$1,245.0

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
The accompanying condensed consolidated financial statements and notes are unaudited. The condensed consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 52 weeks ended January 28, 2023 ("fiscal 2022"), as filed with the Securities and Exchange Commission ("SEC") on March 28, 2023 (the “2022 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the nine months ended October 28, 2023 are not indicative of our future results for the 53 weeks ending February 3, 2024 ("fiscal 2023"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending on February 3, 2024. Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All three and nine month periods presented herein contain 13 weeks and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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

Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents on our Condensed Consolidated Balance Sheets are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments with an original maturity of 90 days or less. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	October 28, 2023	October 29, 2022	January 28, 2023
Cash and cash equivalents	$909.0	$803.8	$1,139.0
Restricted cash(1)	5.1	40.9	41.3
Long-term restricted cash(2)	15.1	14.8	15.7
Total cash, cash equivalents and restricted cash	$929.2	$859.5	$1,196.0
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
Investments
We have traditionally invested our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities and time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Condensed Consolidated Balance Sheets.
Such investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Condensed Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in other loss, net in our Condensed Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

On December 5, 2023, the Board of Directors approved a new investment policy (the “Investment Policy”) that permits the Company to invest in equity securities, among other investments.
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
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones had been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement to IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Condensed Consolidated Balance Sheets. The deferred income is recognized over the term of the contractual agreement. We liquidated all tokens received under our agreements with IMX in fiscal 2022 and have no IMX token assets recorded on the Condensed Consolidated Balance Sheets as of October 28, 2023. During the three months ended October 29, 2022, we recognized $13.9 million of income in SG&A expenses in our Condensed Consolidated Statements of Operations. During the nine months ended October 29, 2022, we recognized a loss of $7.2 million on the noncurrent receivable, an impairment of $33.9 million on the digital assets, a gain of $6.9 million on the sale of digital assets, and deferred income of $41.7 million in SG&A expenses in our Condensed Consolidated Statements of Operations. During the three and nine months ended October 28, 2023, we recognized deferred income of

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

$14.3 million and $42.9 million, respectively, in SG&A expenses in our Condensed Consolidated Statements of Operations. As of October 28, 2023, the remaining deferred income liability related to our agreements with IMX was $14.3 million in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.

During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enables the purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Condensed Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the condensed consolidated financial statements for the three and nine months ended October 28, 2023.
Assets Held-for-Sale
During the fourth quarter of fiscal 2022, we committed to a plan to sell property in our Europe segment consisting of a building, land and other property and equipment with a total net carrying value of $7.1 million. In April 2023, the Company entered into an agreement to sell the building and land for approximately $13.1 million. The transaction closed in August 2023 and the related gain was recognized in SG&A expenses in our Condensed Consolidated Statements of Operations.
During the first half of fiscal 2023, we committed to a plan to sell additional properties in our Europe segment consisting of buildings and land with a total net carrying value of $9.2 million. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values.
The building, land and other property and equipment are classified as assets held for sale in other noncurrent assets on our Condensed Consolidated Balance Sheets as of October 28, 2023.
3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Hardware and accessories (1)	$579.4	$627.0	$1,902.2	$1,897.2
Software (2)	321.3	352.1	1,056.7	1,152.2
Collectibles	177.6	207.3	520.3	651.4
Total net sales	$1,078.3	$1,186.4	$3,479.2	$3,700.8
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
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and loyalty points earned as part of our GameStop ProTM rewards program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our GameStop ProTM rewards program.
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
Revenues for subscriptions to our GameStop ProTM rewards program are recognized on a straight-line basis over a 12-month subscription term.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	October 28, 2023	October 29, 2022
Unredeemed customer liabilities	$156.2	$204.9
Extended warranties	71.0	80.2
Subscriptions	41.2	44.0
Total performance obligations	$268.4	$329.1
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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to our GameStop ProTM rewards program.
The following table presents a rollforward of our contract liabilities:

	October 28, 2023	October 29, 2022
Contract liability beginning balance	$338.2	$378.3
Increase to contract liabilities (1)	540.8	586.6
Decrease to contract liabilities (2)	(608.3)	(630.7)
Other adjustments (3)	(2.3)	(5.1)
Contract liability ending balance	$268.4	$329.1
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop ProTM rewards program and extended warranties sold.
(2)    Includes redemptions of gift cards, trade-in credits, loyalty points and customer deposits and revenues recognized for our GameStop ProTM rewards program and extended warranties. During the nine months ended October 28, 2023 and October 29, 2022, there were $30.2 million and $42.9 million of gift cards redeemed that were outstanding as of January 28, 2023 and January 29, 2022, respectively.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

In August 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills. These investments are classified as available-for-sale debt securities and reported at fair value on a recurring basis and utilize Level 1 inputs for measurement. Additionally, in the second quarter of fiscal 2023 the Company invested in certain time deposits, which are reported at fair value utilizing Level 1 inputs for measurement.
As of October 28, 2023, the investment portfolios aggregate balance was $303.1 million, of which $300.5 million are recognized in marketable securities and $2.6 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets.
There were no sales of U.S. government securities during the three months ended October 28, 2023. During the nine months ended October 28, 2023, we realized a $1.0 million loss on sales of U.S. government securities, which is included within other loss, net in our Condensed Consolidated Statements of Operations.
We measure the fair value of our foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, contractual prices for the underlying instruments and other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.
The following tables present our assets and liabilities measured at fair value on a recurring basis:

	October 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$261.8	$—	$(0.3)	$261.5
Time deposits(2)	41.6	—	—	41.6
Level 2:
Company-owned life insurance(3)	0.4	—	—	0.4
Total assets	$303.8	$—	$(0.3)	$303.5
Liabilities
Level 2:
Foreign currency contracts(4)	$1.3	$—	$—	$1.3
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$1.7	$—	$—	$1.7

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

	October 29, 2022
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$251.4	$—	$—	$251.4
Level 2:
Foreign currency contracts(5)	$2.7	$—	$—	$2.7
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.6	$—	$—	$254.6
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4

	January 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$253.5	$—	$(0.9)	$252.6
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.0	$—	$(0.9)	$253.1
Liabilities
Level 2:
Foreign currency contracts(4)	$5.9	$—	$—	$5.9
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.3	$—	$—	$6.3
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
As of October 28, 2023, our government-guaranteed low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $30.5 million and a fair value of $24.6 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
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
5.    Debt
As of October 28, 2023, October 29, 2022 and January 28, 2023, there was $30.5 million, $38.7 million and $39.5 million, respectively, of outstanding debt. Total outstanding debt includes $10.5 million, $9.9 million and $10.8 million of short-term debt as of October 28, 2023, October 29, 2022 and January 28, 2023, respectively, which represents the current portion of the French Term Loans.
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
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 28, 2023, we had approximately $20.5 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026, of which $12.0 million are supported by cash collateral and included in restricted cash.
During the nine months ended October 28, 2023, there were no material changes to our commitments as disclosed in our 2022 Annual Report on Form 10-K.
Legal Proceedings
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions, consumer class actions, violent acts, and other conflicts. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	October 28, 2023	October 29, 2022	October 28, 2023	October 29, 2022
Weighted-average common shares outstanding	305.3	304.2	304.9	304.1
Dilutive effect of restricted stock awards	—	—	—	—
Weighted-average diluted common shares	305.3	304.2	304.9	304.1

Anti-dilutive shares:
Restricted stock units	4.1	7.0	4.1	7.0
Restricted stock	—	0.3	—	0.3

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; our GameStop ProTM rewards program; and our digital asset wallet and NFT marketplace. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest income and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and nine months ended October 28, 2023 and October 29, 2022.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended October 28, 2023
Net sales	$693.1	$61.3	$102.2	$221.7	$1,078.3
Operating earnings (loss)	(9.1)	(3.1)	(5.2)	2.7	(14.7)
Three Months Ended October 29, 2022
Net sales	$799.1	$67.9	$122.8	$196.6	$1,186.4
Operating loss	(83.1)	(4.0)	(0.9)	(8.3)	(96.3)

	United States	Canada	Australia	Europe	Consolidated
Nine Months Ended October 28, 2023
Net sales	$2,285.7	$190.0	$341.7	$661.8	$3,479.2
Operating loss	(30.6)	(9.9)	(15.0)	(34.2)	(89.7)
Nine Months Ended October 29, 2022
Net sales	$2,587.9	$207.1	$363.3	$542.5	$3,700.8
Operating loss	(308.7)	(9.0)	(1.9)	(38.2)	(357.8)
9.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the nine months ended October 28, 2023.
We recognized an income tax benefit of $1.2 million, or 27.9%, for the three months ended October 28, 2023 compared to an income tax expense of $2.1 million, or (2.3)%, for the three months ended October 29, 2022. Our effective income tax rate for the three months ended October 28, 2023 is due to the recognition of tax benefits on certain current period losses partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended October 29, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized an income tax benefit of $1.5 million, or 2.6%, for the nine months ended October 28, 2023 compared to an income tax expense of $6.8 million, or (1.9)%, for the nine months ended October 29, 2022. Our effective income tax rate for the nine months ended October 28, 2023 is due to the recognition of tax benefits on certain current period losses partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the nine months ended October 29, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2022 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors" and Part II, Item 1A "Risk Factors" of this Form 10-Q, our Q1 fiscal 2023 Quarterly Report on Form 10-Q, and our Q2 fiscal 2023 Quarterly Report on Form 10-Q.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2023 consists of 53 weeks ending February 3, 2024 (“fiscal 2023"). Fiscal 2022 consisted of 52 weeks ended on January 28, 2023. All three and nine month periods presented herein contain 13 and 39 weeks, respectively. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
GameStop entered a new phase of its transformation during the second half of 2022. As a result, GameStop is focused on three overarching goals: establishing an omnichannel retail experience, achieving profitability, and leveraging brand equity to support growth.
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

RECENT DEVELOPMENTS

On December 5, 2023, the Board of Directors approved the Investment Policy. The Board of Directors has delegated authority to manage the Company’s portfolio of securities investments to the Company’s Chairman of the Board of Directors and Chief Executive Officer, Ryan Cohen, together with such assistants and management committees he may engage. The Company’s investments will be made in accordance with the guidelines set forth in the Investment Policy. The Board may also approve non-conforming investments and/or, in consultation with the Chief Executive Officer, modify the Investment Policy from time to time.

Mr. Cohen directs the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Depending on certain market conditions and various risk factors, Mr. Cohen, in his personal capacity or through affiliated investment vehicles, may at times invest in the same companies in which the Company invests. Such investments align the interests of the Company with the interests of related parties because it places the personal resources of Mr. Cohen at risk in substantially the same manner as the Company in connection with investment decisions made on behalf of the Company.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	October 28, 2023		October 29, 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,078.3	100.0%	$1,186.4	100.0%	$(108.1)	(9.1)%
Cost of sales	796.5	73.9	894.8	75.4	(98.3)	(11.0)
Gross profit	281.8	26.1	291.6	24.6	(9.8)	(3.4)
Selling, general and administrative expenses	296.5	27.5	387.9	32.7	(91.4)	(23.6)
Operating loss	(14.7)	(1.4)	(96.3)	(8.1)	81.6	84.7
Interest income, net	(12.9)	(1.2)	(3.7)	(0.3)	(9.2)	248.6
Other loss, net	2.5	0.2	—	—	2.5	100.0
Loss before income taxes	(4.3)	(0.4)	(92.6)	(7.8)	88.3	95.4
Income tax (benefit) expense	(1.2)	(0.1)	2.1	0.2	(3.3)	(157.1)
Net loss	$(3.1)	(0.3)%	$(94.7)	(8.0)%	$91.6	96.7%

	Nine Months Ended
	October 28, 2023		October 29, 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$3,479.2	100.0%	$3,700.8	100.0%	$(221.6)	(6.0)%
Cost of sales	2,604.2	74.9	2,828.5	76.4	(224.3)	(7.9)
Gross profit	875.0	25.1	872.3	23.6	2.7	0.3
Selling, general and administrative expenses	964.7	27.7	1,227.6	33.2	(262.9)	(21.4)
Asset impairments	—	—	2.5	0.1	(2.5)	(100.0)
Operating loss	(89.7)	(2.6)	(357.8)	(9.7)	268.1	74.9
Interest income, net	(34.2)	(1.0)	(3.3)	(0.1)	(30.9)	936.4
Other loss, net	2.4	0.1	—	—	2.4	100.0
Loss before income taxes	(57.9)	(1.7)	(354.5)	(9.6)	296.6	83.7
Income tax (benefit) expense	(1.5)	—	6.8	0.2	(8.3)	(122.1)
Net loss	$(56.4)	(1.7)%	$(361.3)	(9.8)%	$304.9	84.4%
The Three and Nine Months Ended October 28, 2023 Compared to the Three and Nine Months Ended October 29, 2022
Net Sales
The following table presents net sales by significant product category:

	Three months ended				Nine Months Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$579.4	53.7%	$627.0	52.8%	$1,902.2	54.7%	$1,897.2	51.3%
Software	321.3	29.8	352.1	29.7	1,056.7	30.3	1,152.2	31.1
Collectibles	177.6	16.5	207.3	17.5	520.3	15.0	651.4	17.6
Total net sales	$1,078.3	100.0%	$1,186.4	100.0%	$3,479.2	100.0%	$3,700.8	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Nine Months Ended
	October 28, 2023		October 29, 2022		October 28, 2023		October 29, 2022
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$693.1	64.3%	$799.1	67.4%	$2,285.7	65.7%	$2,587.9	69.9%
Canada	61.3	5.7	67.9	5.7	190.0	5.5	207.1	5.6
Australia	102.2	9.5	122.8	10.4	341.7	9.8	363.3	9.8
Europe	221.7	20.5	196.6	16.5	661.8	19.0	542.5	14.7
Total net sales	$1,078.3	100.0%	$1,186.4	100.0%	$3,479.2	100.0%	$3,700.8	100.0%
Net sales decreased $108.1 million, or 9.1%, for the three months ended October 28, 2023 compared to the prior year.
During the three months ended October 28, 2023, net sales in our Australia, United States, and Canada segments decreased by 16.8%, 13.3%, and 9.7%, respectively, compared to the prior year, while net sales in our Europe segment increased by 12.8% compared to the prior year. The increase in net sales in our Europe segment resulted from decreased supply constraints in the current year. The decrease in consolidated net sales for the three months ended October 28, 2023 compared to the prior year was primarily attributable to a $47.6 million, or 7.6%, decline in the sale of hardware and accessories, a $29.7 million, or 14.3%, decline in sale of collectibles, and a $18.0 million, or 7.5%, decline in the sale of new software.
Net sales decreased $221.6 million, or 6.0%, for the nine months ended October 28, 2023 compared to the prior year.
During the nine months ended October 28, 2023, net sales in our United States, Canada, and Australia segments decreased by 11.7%, 8.3%, and 5.9%, respectively, compared to the prior year, while net sales in our Europe segment increased by 22.0% compared to the prior year. The decrease in consolidated net sales for the nine months ended October 28, 2023 compared to the prior year was primarily attributable to a $131.1 million, or 20.1%, decline in sales of collectibles, a $95.5 million, or 8.3%, decline in the sales of software, and a $98.9 million, or 18.1%, decline in the sales of video game accessories, partially offset by a $122.1 million or, 15.1%, increase in the sales of new hardware resulting from decreased supply constraints in our Europe segment in the current year.
Gross Profit
During the three months ended October 28, 2023, gross profit decreased $9.8 million, or 3.4%, compared to the prior year. Gross profit as a percentage of net sales increased to 26.1%, compared to 24.6% in the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary, partially offset by a $11.2 million, or 28.3%, decrease in freight expenses resulting from added cost optimizations.
During the nine months ended October 28, 2023, gross profit increased $2.7 million, or 0.3%, compared to the prior year. Gross profit as a percentage of net sales increased to 25.1%, compared to 23.6% in the prior year. The increase in gross profit is primarily attributable to a $64.3 million, or 44.6%, decrease in freight expenses resulting from added cost optimizations, partially offset by the impact of lower net sales, as further outlined in the net sales commentary.
Selling, General and Administrative Expenses
During the three months ended October 28, 2023, SG&A expenses decreased $91.4 million, or 23.6%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 27.5%, during the three months ended October 28, 2023, compared to 32.7% in the prior year.
The decline in SG&A expenses for the three months ended October 28, 2023 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service costs, and marketing costs of $70.7 million, driven by our continued focus on cost reduction efforts. Store related costs decreased $8.5 million in the current year in connection with store closures, primarily in our European segment.
During the nine months ended October 28, 2023, SG&A expenses decreased $262.9 million, or 21.4%, compared to the prior year. SG&A expenses as a percentage of sales decreased to 27.7%, during the nine months ended October 28, 2023, compared to 33.2% in the prior year.
The decline in SG&A expenses for the nine months ended October 28, 2023 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service costs, and marketing expenses of $224.2 million, driven by our continued focus on cost reduction efforts. Store related costs decreased $5.8 million in the current year in connection with store closures, primarily in our European segment.

Interest Income, net
During the three and nine months ended October 28, 2023, we recognized net interest income of $12.9 million and $34.2 million, respectively, compared to net interest income of $3.7 million and $3.3 million, respectfully, for the three and nine months ended October 29, 2022. The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents and marketable securities.
Income Tax
We recognized an income tax benefit of $1.2 million for the three months ended October 28, 2023 compared to an income tax expense of $2.1 million for the same period in 2022. Our effective income tax rate was 27.9% for the three months ended October 28, 2023 compared to (2.3)% for the same period in 2022. Our effective income tax rate for the three months ended October 28, 2023 is due to the recognition of tax benefits on certain current period losses partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the three months ended October 29, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
We recognized an income tax benefit of $1.5 million for the nine months ended October 28, 2023 compared to an income tax expense of $6.8 million for the same period in 2022. Our effective income tax rate was 2.6% for the nine months ended October 28, 2023 compared to (1.9)% for the same period in 2022. Our effective income tax rate for the nine months ended October 28, 2023 is due to the recognition of tax benefits on certain current period losses partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate. Our effective income tax rate for the nine months ended October 29, 2022 is primarily due to not recognizing tax benefits on certain current period losses as well as forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	October 28, 2023	October 29, 2022	January 28, 2023
Cash and cash equivalents	$909.0	$803.8	$1,139.0
Marketable securities	300.5	238.3	251.6
Cash, cash equivalents and marketable securities	$1,209.5	$1,042.1	$1,390.6
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of October 28, 2023, we had total unrestricted cash and cash equivalents on hand of $909.0 million, marketable securities of $300.5 million, and an additional $399.6 million of effective available borrowing capacity under our revolving credit facilities.
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
In the third quarter of fiscal 2022, the Company opened investment portfolios consisting of U.S. government treasury notes and bills. Additionally, in the second quarter of fiscal 2023 the Company invested in time deposits. As of October 28, 2023, the investment portfolios aggregate balance was $303.1 million, of which $300.5 million are recognized in marketable securities and $2.6 million are recognized in cash and cash equivalents on our Condensed Consolidated Balance Sheets. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
On an ongoing basis, we evaluate and consider certain strategic operating alternatives, including divestitures, restructuring or dissolution of unprofitable business segments, uses for our excess cash, as well as equity and debt financing alternatives that we believe may enhance stockholder value. The nature, amount and timing of any strategic operational change, or financing transactions that we might pursue will depend on a variety of factors, including, as of the applicable time, our available cash and liquidity and operating performance; our commitments and obligations; our capital requirements; limitations imposed under our credit arrangements; and overall market conditions.

On December 5, 2023, the Board of Directors approved a new Investment Policy. See Part I, Item 2 “Management's Discussion and Analysis of Financial Condition and Results of Operations – Recent Developments” for more information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the

Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of October 28, 2023, $30.5 million remains outstanding.
In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit.
As of the end of the third quarter of 2023, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $399.6 million, with no outstanding borrowings. As of October 28, 2023, outstanding standby letters of credit are $100.4 million.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of October 28, 2023, we had bank guarantees outstanding in the amount of $20.5 million outside of the 2026 Revolver.
Cash Flows

	Nine Months Ended
	October 28, 2023	October 29, 2022	Change
Cash used in operating activities	$(192.7)	$(230.0)	$37.3
Cash used in by investing activities	(53.8)	(203.6)	149.8
Cash used in financing activities	(8.1)	(3.3)	(4.8)
Exchange rate effect on cash, cash equivalents and restricted cash	(12.2)	(23.5)	11.3
Decrease in cash, cash equivalents and restricted cash	$(266.8)	$(460.4)	$193.6
Operating Activities
During the nine months ended October 28, 2023, cash flows from operating activities were an outflow of $192.7 million, compared with an outflow of $230.0 million during the same period last year. Cash used in operating activities during the nine months ended October 28, 2023 was primarily due to the impact of merchandise inventory purchases to support seasonal sales activity, as well the impact of our net loss, partially offset by a reduction in accounts receivable. Cash used in operating activities during the nine months ended October 29, 2022 was primarily due to the impact of our net loss, as well as the impact of merchandise inventory purchases to support seasonal sales activity, partially offset by an increase in accounts payable and accrued liabilities.
Investing Activities
Cash flows from investing activities were an outflow of $53.8 million during the nine months ended October 28, 2023 compared to an outflow of $203.6 million during the same period last year. Cash used in investing activities during the nine months ended October 28, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities, as well as proceeds from the sale of property and equipment in our Europe segment. Cash used in investing activities during the nine months ended October 29, 2022 was primarily attributable to purchases of marketable securities, as well as investments in technology and supply chain efficiencies, partially offset by proceeds from the sale of digital assets.
Financing Activities
Cash flows from financing activities were an outflow of $8.1 million during the nine months ended October 28, 2023 compared to an outflow of $3.3 million during the comparable prior year period. Cash used in financing activities during the nine months ended October 28, 2023 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards. Cash used in financing activities during the nine months ended October 29, 2022 was attributable to settlement of stock-based awards.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
We did not adopt any Accounting Standard Updates (“ASU”) in the third quarter of fiscal 2023. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of October 28, 2023 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2022 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the Commission's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of October 28, 2023 at the reasonable assurance level.
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

On June 5, 2023, our Board of Directors terminated Matthew Furlong’s employment with the Company as its President and Chief Executive Officer without Cause (as such term is defined in Mr. Furlong’s letter of employment dated June 9, 2021), effective immediately. On June 7, 2023, in connection with Mr. Furlong’s termination, our Board of Directors appointed Ryan Cohen as Executive Chairman of the Company and Mark Robinson as the new principal executive officer of the Company with the title of General Manager. On September 27, 2023, the Board of Directors, with Mr. Cohen abstaining, unanimously appointed Mr. Cohen, as the President, Chief Executive Officer and Chairman of the Company. In connection with this appointment, Mr. Cohen relinquished his Executive Chairman title and assumed the role of principal executive officer of the Company from Mr. Robinson. Mr. Robinson remained the Company’s General Counsel and Secretary.

On July 21, 2023, Diana Saadeh-Jajeh resigned from her position as the Company's Chief Financial Officer, effective August 11, 2023. On July 27, 2023, in connection with Ms. Saadeh-Jajeh’s resignation, the Board of Directors appointed Daniel Moore as the Company’s Principal Accounting Officer and interim Principal Financial Officer, effective August 11, 2023.

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

Risks Related to our Investment Policy and Securities

The value of our securities may decline.

The Company invests from time to time in securities and is exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or poor performance of such investments. The Company may invest from time to time in nonmarketable securities and may need to hold such instruments for a long period of time and may not be able to realize a return of its cash investment should there be a need to liquidate to obtain cash at any given time. The Company may also invest from time to time in securities that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income the Company earns on these investments and, therefore, impact its cash flows and results of operations.

Our portfolio of securities may be concentrated in one or a few holdings, which may result in a single holding significantly impacting the value of our investment portfolio.

In addition, the Company’s holdings of securities may be concentrated in just one or a few holdings. Accordingly, a significant decline in the market value of one or more of such holdings may not be offset by hypothetically better performance of other holdings. This concentration of risk may result in a more pronounced effect on net income and shareholders’ equity, and may result in greater volatility in the fair market value of the Company’s holdings of securities from one period to another.

The Company is required to recognize losses in a particular security for financial statement purposes even though the Company has not actually sold the security.

Under accounting rules, changes in the unrealized gains and losses on certain of our securities are included in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such securities. Accordingly, changes in the market prices of such securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES, USE OF PROCEEDS, AND ISSUER PURCHASES OF EQUITY SECURITIES
None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
Additional Information Regarding Outstanding Shares
As of November 30, 2023, there were approximately 305,514,315 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 230.1 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares) and approximately 75.4 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 25% of our outstanding shares) as of November 30, 2023.
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended October 28, 2023, as such terms are defined under Item 408(a) or Regulation S-K.

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

GAMESTOP CORP.

Date: December 6, 2023	By:	/s/ Daniel Moore
Daniel Moore
Principal Accounting Officer and Interim Principal Financial Officer
(Principal Accounting Officer and Interim Principal Financial Officer)