Form 10-K
period 2024-02-03
GameStop Corp.
filed 2024-03-26
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 3, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant as of July 28, 2023 was approximately $5.9 billion, based upon the closing market price of $21.93 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 20, 2024: 305,873,200
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023"). Fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022") and fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021").
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
As of February 3, 2024, we had a total of 4,169 stores across all of our segments: 2,915 in the United States, 203 in Canada, 404 in Australia, and 647 in Europe. Our stores and ecommerce sites operate primarily under the names GameStop®, EB Games® and Micromania®.
Our Australia and Europe segments also include 49 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers in international markets operating under the Zing Pop Culture® brand. Our brands also include our print and digital gaming publication, Game Informer® magazine.
Financial information about our segments is included in Part II, Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations, and Part II, Item 8, Notes to the Consolidated Financial Statements, Note 5, "Segment Information," of this Form 10-K.

Merchandise
We categorize our sale of products as follows:
•Hardware and accessories. We offer new and pre-owned gaming platforms from the major console manufacturers. The current generation of consoles include the Sony PlayStation 5, Microsoft Xbox Series X, and Nintendo Switch. Accessories consist primarily of controllers and gaming headsets.
•Software. We offer new and pre-owned gaming software for current and certain prior generation consoles. We also sell a wide variety of in-game digital currency, digital downloadable content and full-game downloads.
•Collectibles. Collectibles consist of apparel, toys, trading cards, gadgets and other retail products for pop culture and technology enthusiasts. Collectibles also included our digital asset wallet and NFT marketplace activities in fiscal 2023, however, both activities were wound down in the fourth quarter of 2023.
Trade-In Program
We provide our customers with an opportunity to trade-in their pre-owned gaming, mobility and other products at our stores in exchange for cash or credit, which can be applied towards the purchase of other products. This process drives higher market share and offers a broader range of price points for our customers. Our trade-in program provides customers a means to unlock value and recycle used product, which enables us to offer previous generation platforms and related games. We operate refurbishment centers in the United States, Canada, Australia and Europe, where used gaming, mobility and other products can be tested, repaired, sanitized, repackaged and redistributed for sale.
Sustainability
We are committed to sustainability and to operating our business in a manner that results in a positive impact to the environment and our communities. Through our trade-in program, we take pre-owned gaming consoles, gaming software and consumer electronics that are otherwise destined for landfills and either refurbish them or recycle them. In 2023 alone, through our U.S. refurbishment center, we refurbished over 1.1 million software discs and over 3.0 million consumer electronic devices, and recycled over 0.6 million pounds of e-waste. In addition, we continuously measure and look for cost-effective ways to reduce our carbon emissions and have seen both our total emissions and emissions by store decrease in the United States over our baseline year of 2009. In 2023, we achieved a reduction in year-over-year carbon emissions in excess of 10% in the United States through both operational reductions and renewable sourcing.

Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of February 3, 2024, we offered games and entertainment products in 4,169 stores worldwide as more specifically set forth below:
Domestic Locations. The table below sets forth the number and locations of our domestic stores included in the United States segment.

Alabama	47	Louisiana	53	Ohio	137
Alaska	5	Maine	7	Oklahoma	36
Arizona	59	Maryland	52	Oregon	31
Arkansas	23	Massachusetts	49	Pennsylvania	124
California	262	Michigan	82	Rhode Island	8
Colorado	46	Minnesota	34	South Carolina	62
Connecticut	28	Mississippi	37	South Dakota	5
Delaware	12	Missouri	53	Tennessee	77
Florida	189	Montana	9	Texas	298
Georgia	102	Nebraska	17	Utah	23
Hawaii	11	Nevada	32	Vermont	4
Idaho	15	New Hampshire	20	Virginia	94
Illinois	99	New Jersey	73	Washington	62
Indiana	71	New Mexico	22	West Virginia	23
Iowa	23	New York	140	Wisconsin	42
Kansas	27	North Carolina	117	Wyoming	5
Kentucky	61	North Dakota	7

Total Domestic Stores					2,915

International Locations. The table below sets forth the number and locations of our international stores included in our segments in Canada, Europe and Australia.

Number of Stores
Canada	203
Total Stores - Canada	203

Australia	365
New Zealand	39
Total Stores - Australia	404

France	314
Germany	69
Italy	264
Total Stores - Europe	647
Total International Stores	1,254

Business Strategy
GameStop is following a strategic plan to fully leverage its unique position and brand recognition in gaming through a new phase of transformation. Our strategic plan is designed to optimize our core business and achieve profitability.
GameStop is actively focused on the below objectives:
•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms. To accomplish this, we are taking steps to ensure we are a fast and convenient solution for our customers. This includes increased product availability across all channels, faster fulfillment through ship from store offerings, and a further improved customer service experience.

•Achieve Profitability. During fiscal 2023, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment as we look to operate with increased efficiency.
•Leverage Brand Equity to Support Growth. GameStop has many strengths and assets, including strong household brand recognition and a significant store network.
We believe these efforts are important aspects of our continued business to enable long-term value creation for our shareholders.
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Our largest vendors are Sony, Nintendo, and Microsoft, which collectively accounted for a majority of our new product purchases in fiscal 2023. We have established certain rights with our primary gaming product vendors that reduce our risk of inventory obsolescence, including, in some circumstances, unsold product return policies and protections against price reductions. In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations.
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
In the United States, we compete with Walmart Stores, Inc. (“Walmart”), Target Corporation (“Target”), Best Buy Co., Inc. ("Best Buy") and Amazon.com, Inc. (“Amazon.com”), among others. Throughout Europe we compete with major consumer electronics retailers such as FNAC-Darty and Media Markt-Saturn, major hypermarket chains like Carrefour and Auchan, and online retailer Amazon.com. Competitors in Canada include Walmart and Best Buy. In Australia, competitors include JB HiFi stores, Big W, Target and Amazon.com. Globally, we also compete with certain vendors, including Sony, Nintendo and Microsoft among others, for direct-to-consumer offerings.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter of the fiscal year, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. During fiscal 2023 and 2022, we generated approximately 34% and 38%, respectively, of our sales during the fourth quarter.

Trademarks
We have a number of trademarks and service marks, including “GameStop®,” “Game Informer®,” “EB Games®,” “EB Electronics Boutique®," and “GameStop Pro®," which are registered with the U.S. Patent and Trademark Office. For many of our trademarks and service marks, including “Micromania®” and "Zing Pop Culture®," we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Human Capital
At GameStop, we strive to attract, retain and develop talent at all levels of our organization. We have approximately 8,000 full-time salaried and hourly associates and between 13,000 and 18,000 part-time, hourly associates worldwide, depending on the time of year. The number of part-time hourly associates fluctuates primarily due to the seasonality of our business. Our human resource philosophy is based on the following tenets:
•Development. We are committed to providing our associates with opportunities to develop and grow their careers. We offer learning opportunities through our training programs, as well as educational assistance programs.
•Collaboration. We advocate working actively to build understanding and collaboration across functions. We believe a more collaborative workforce provides many benefits in drawing upon a greater richness of resources, experiences, ideas and talents.
•Benefits. We have designed our compensation and benefits programs to meet the unique needs of employees in our various business segments. These programs are intended to attract, reward and retain talent, while instilling an ownership mentality in our work.
We are also committed to taking care of our associates in times of need. Through our Gamer Fund employee assistance program, an employee sponsored 501(c)(3) organization, we have provided temporary assistance to approximately 4,000 GameStop associates who have experienced unforeseen emergency or hardship, and more than $0.8 million in scholarships.

Available Information
We make available on our corporate website (http://news.gamestop.com), under “Investors — SEC Filings,” our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file or furnish such material to the Securities and Exchange Commission ("SEC"). The SEC also maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the SEC. The address of that site is http://www.sec.gov. In addition to copies of our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports, our Code of Standards, Ethics and Conduct is available on our website under “Investors — Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. Any amendments to or waivers of our Code of Standards, Ethics and Conduct or our Code of Ethics for Senior Financial and Executive Officers that apply to our principal executive officer, principal financial officer, principal accounting officer, controllers and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC.

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
We depend on manufacturers and publishers to deliver video game hardware, software and consumer electronics in quantities sufficient to meet customer demand. Some of the products we sell may be in short supply and highly allocated among us and our competitors and we compete for product inventory. If we fail to obtain products in sufficient quantities, our sales may be negatively impacted.
We also depend on these manufacturers and publishers to regularly introduce new and innovative products and software titles to drive industry sales. In recent years, the number of new software titles available for sale has decreased. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms or software titles could result in reduced sales. In addition, some publishers that have historically published games compatible with multiple gaming platforms have recently been acquired by console manufacturers. This consolidation could lead to a further reduction in the number of new software titles available for sale.
Technological advances in the delivery and types of video games and PC entertainment software available to consumers, as well as changes in consumer behavior related to these new technologies, have lowered and may continue to lower, our sales.
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
Interruptions to our supply chain or the supply chain of our suppliers may adversely affect our business
Our suppliers rely on foreign sources, primarily in Asia, to manufacture a portion of the products we purchase from them. As a result, any event causing a disruption of imports, including labor shortages, natural disasters, public health crises or the imposition of import or trade restrictions in the form of tariffs or quotas could increase the cost and reduce the supply of products available to us, which may negatively impact our business and results of operations.
An adverse trend in sales during the holiday selling season could impact our financial results.
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth quarter of fiscal 2023, which includes the holiday selling season. During fiscal 2023 and 2022, we generated approximately 34% and 38%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year and adversely impact our liquidity.
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
Our sales of collectibles depend on trends in pop culture and, if we are unable to anticipate, identify and react to these trends, our sales and business may be adversely affected.
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
Our business has become increasingly dependent on multiple sales channels as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an ecommerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website, mobile applications and software and other related operational systems. If we are not able to successfully operate our ecommerce platform, we may not be able to provide a positive shopping experience or improve customer traffic, sales or margins, and our business and financial condition could be adversely affected.

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
As part of our strategic plan to achieve profitability, we have recently undertaken cost reduction measures and other initiatives to improve the efficiency of our operations, including initiatives to reduce headcount. These initiatives could strain our existing resources, and we could experience operating difficulties in managing our business, including difficulties in hiring, managing and retaining employees. If we do not adapt, we may experience erosion to our brand, the quality of our products and services may suffer and our operating results may be negatively impacted.
Changes in our senior management or our inability to attract and retain qualified personnel could have a material adverse impact on our business and results of operations.
Our success depends, in part, on the continuing services and contributions of our leadership team to execute on our strategic plan. Turnover in key leadership positions in the Company or our failure to timely or successfully implement leadership transitions could adversely affect our ability to manage the Company efficiently and effectively, could be disruptive and distracting to management and may lead to additional departures of current personnel, any of which could have a material adverse effect on our business and results of operations.
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
Our continued success depends upon customers’ perception of our Company. Any negative publicity relating to our vendors, products, associates and Board members or practices could damage our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations and financial condition.
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
The risk or actual occurrence of various unexpected events could have a material adverse effect on our financial condition. Such events may be caused by, for example: natural disasters or extreme weather events; diseases or pandemics (including COVID-19) that have affected and may continue to affect our employees, customers or partners; floods, fires or other catastrophes affecting our properties, employees or customers; cybersecurity attacks, power outages and telecommunications failures affecting our systems; or terrorism, civil unrest, mass violence or violent acts or other conflicts.
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

Inventory shrinkage may negatively affect our results of operations and financial condition.

Although some level of inventory shrinkage is an unavoidable cost of doing business, higher rates of inventory shrinkage or increased security or other costs to combat inventory theft could adversely affect our results of operations and financial condition. There can be no assurance that we will be successful in our efforts to contain or reduce inventory shrinkage.

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
We rely on third parties for the transportation of products, and we cannot be sure that these services will continue to be provided on terms favorable to us, or at all. Delivery and shipping costs may increase from time to time, and we may not be able to pass these costs directly to our customers. Any increased delivery and shipping costs could harm our business and financial performance by increasing our costs of doing business and reducing our margins.
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
We also continue to monitor developments related to tax legislation and government policy. The impact of these potential changes to our business and consolidated financial results cannot be determined until the relevant legislation and policies are finalized.
Legislative actions may cause our general and administrative and compliance costs to increase and impact our operations and financial condition.
To comply with laws adopted by the U.S. government or other U.S. or foreign regulatory bodies, we may be required to increase our expenditures and hire additional personnel and additional outside legal, accounting and advisory services, all of which may cause our general and administrative and compliance costs to increase. Significant workforce-related legislative changes could increase our expenses and adversely affect our operations. Examples of possible workforce-related legislative changes include changes to an employer’s obligation to recognize collective bargaining units, the process by which collective bargaining agreements are negotiated or imposed, minimum wage requirements and health care mandates. In addition, changes in the regulatory environment affecting Medicare reimbursements, workplace safety, product safety, privacy and security of customer data, responsible sourcing, environmental protection, supply chain transparency, and increased compliance costs related to wage and hour statutes, limitations on arbitration/class action waiver agreements and overtime regulations, among others, could cause our expenses to increase without an ability to pass through any increased expenses through higher prices.
Failure to comply with federal, state, local and international laws, regulations and statutes applicable to our business could result in an adverse impact to our business and financial condition.
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

Under accounting rules, changes in the unrealized gains and losses on certain of our securities may be included in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such securities. Accordingly, changes in the market prices of such securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.

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
•negative public perception of us, our competitors or industry; and
•overall general market fluctuations.
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
The sales of a substantial number of shares of our Class A Common Stock, or the perception that such sales could occur, could adversely affect the price for our Class A Common Stock. Our Board of Directors may authorize the issuance of additional authorized but unissued Class A Common Stock or other authorized but unissued securities at any time, including pursuant to equity incentive plans. In addition, we may file a registration statement with the SEC, allowing us to offer, from time to time and at any time, equity securities (including common or preferred stock), subject to market conditions and other factors. Accordingly, we may, from time to time and at any time, seek to offer and sell our equity securities, including sales of our Class A common stock pursuant to an at-the-market program, based upon market conditions and other factors.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY

Risk Management and Strategy

An important part of our business involves the receipt, processing and storage of personal information of our customers and associates, including, in the case of our customers, payment information. Security of this information and our other proprietary data is imperative to ensure the trust of our customers, vendors, and employees. We assess, identify and manage material risks related to potential cybersecurity attacks on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems through various processes. These processes include a wide variety of controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft and misuse, and unauthorized access to, or other cybersecurity attacks or vulnerabilities affecting, our data.

The assessment of cybersecurity risk is integrated into our overall risk management processes and cybersecurity is identified as a key risk within our Enterprise Risk Management (“ERM”) program. The Company strives to implement cybersecurity policies, standards, processes and controls for assessing, identifying and managing material risks from cybersecurity threats and responding to cybersecurity attacks that are aligned with industry best practices and applicable frameworks.

We have an information technology (“IT”) security team, led by our chief information security officer, that is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across GameStop. We seek to address cybersecurity risks through a cross-functional approach, including relevant training for applicable employees and regular reviews and tests of our cybersecurity program that leverage audits performed by our internal audit team. In addition to our in-house cybersecurity capabilities, at times we also engage consultants or other third parties to assist with assessing, identifying and managing cybersecurity risks.

We use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. We maintain processes to reduce the impact of a cybersecurity attack at a third-party vendor.

We maintain a cybersecurity incident response plan, which details the incident response procedures and points of contact related to the response processes. The response plan includes a decision-tree-based playbook, which is a supplement to the plan, and focuses on specific types of incidents and the appropriate response steps.

As of the date of this report, we are not aware of any recent cybersecurity attacks that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition.

See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our information security systems.

Governance

As indicated above, we have an IT security team, led by our chief information security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across GameStop. The security team’s leadership has an average of over 12 years of prior work experience in various roles including monitoring, response, compliance and privacy. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.

The Audit Committee of the Board of Directors, with input from management, assesses the measures implemented by us to mitigate and prevent cybersecurity attacks. The Company’s IT team consults with, and provides regular updates to, our Audit Committee, as well as members of our senior management team, as appropriate, on technology and cybersecurity matters, the status of projects to strengthen our information security systems, assessments of our cybersecurity program, and timely reports regarding any cybersecurity attack that meets established reporting thresholds. Our Audit Committee has oversight responsibility for our cybersecurity program.

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
The terms of the store leases for the 4,169 leased stores open as of February 3, 2024 expire as follows.

Lease Terms to Expire During	Number of Stores
Fiscal 2024	1,350
Fiscal 2025	928
Fiscal 2026	580
Fiscal 2027	481
Fiscal 2028 and later	830
Total	4,169
As of February 3, 2024, we owned two and leased 12 office and distribution facilities, totaling approximately 2.0 million square feet. The lease expiration dates for the leased facilities range from 2024 to 2032, with an average remaining lease life, including reasonably certain options, of approximately six years.

The following table presents our principal facilities. Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.

Location	Segment	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA	United States	360,000	Leased	Distribution and administration
Grapevine, Texas, USA	United States	182,000	Leased	Manufacturing and distribution
York, Pennsylvania, USA(1)	United States	708,000	Leased	Fulfillment and distribution
Brampton, Ontario, Canada	Canada	119,000	Leased	Distribution and administration
Eagle Farm, Queensland, Australia	Australia	185,000	Leased	Distribution and administration
Milan, Italy	Europe	123,000	Owned	Distribution and administration
___________________
(1) In January of 2023, we announced plans to close the Shepherdsville, Kentucky distribution facility to consolidate our fulfillment activities. This was completed in fiscal 2023. In January of 2024, we announced plans to close the York, Pennsylvania distribution facility, which will consolidate U.S. fulfillment activities to our Grapevine, Texas facility during the first quarter of fiscal 2024.
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

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. As of March 20, 2024, there were 305,873,200 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 230.6 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares) and approximately 75.3 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 25% of our outstanding shares).

On June 3, 2019, our Board of Directors elected to eliminate our quarterly dividend in an effort to strengthen our balance sheet and provide increased financial flexibility. During the past four fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our Class A Common Stock. We currently use, and will continue to use, all available funds and any future earnings for working capital and general corporate purposes, maintaining a strong balance sheet, potential strategic initiatives and capital expenditures. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the agreements governing our existing indebtedness, and other factors our Board of Directors deems relevant.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing February 1, 2019 through February 2, 2024 (the last trading date of fiscal 2023) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on February 1, 2019 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

$2,500
$2,000
$1,500
$1,000
$500
$0
1/28/2019
1/31/2020
1/29/2021
1/28/2022
1/27/2023
2/2/2024
GME
S&P 500 Index
Dow Jones Specialty Retailers Index

	2/1/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024
GME	$100.00	$25.63	$2,169.54	$653.60	$609.34	$393.32
S&P 500 Index	$100.00	$124.48	$145.93	$176.56	$164.83	$204.08
Dow Jones Specialty Retailers Index	$100.00	$110.92	$156.31	$149.90	$149.53	$178.51
As noted above under the heading "Risk Factors — Risk Related to Our Common Stock", the market price of our Class A Common Stock has been extremely volatile due to circumstances outside of our control, including a short squeeze that led to volatile price movements that were unrelated or disproportionate to our operating performance.
Issuer Purchases of Equity Securities
Our purchases of our equity securities during the fourth quarter of fiscal 2023 were as follows:

Fiscal Period	Total Number of Shares Purchased (1)	Weighted-Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (2)
				(In millions)
October 29, 2023 through November 25, 2023	204	$13.03	—	$101.3
November 26, 2023 through December 30, 2023	19	$15.30	—	$101.3
December 31, 2023 through February 3, 2024	45,575	$17.53	—	$101.3
Total	45,798	$17.51	—	$101.3
(1)    Under both our GameStop Corp. 2019 Incentive Plan and our GameStop Corp. 2022 Incentive Plan, approved by our Board of Directors and our stockholders, we withheld 45,798 shares of Class A Common Stock from certain employees to satisfy minimum tax withholding obligations relating to the vesting of their restricted stock units.
(2)    On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date. We did not repurchase shares during fiscal 2023 or fiscal 2022. As of February 3, 2024, we have $101.3 million remaining under the repurchase authorization. Refer to Item 7. Management's Discussion and Analysis - "Share Repurchases" for additional information.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide a detailed analysis for fiscal 2023 compared to fiscal 2022. For a comparison of our results of operations for fiscal 2022 compared to fiscal 2021, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended January 28, 2023, as filed with the SEC on March 28, 2023.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
BUSINESS PRIORITIES
GameStop is following a strategic plan to fully leverage its unique position and brand recognition in gaming through a new phase of transformation. Our strategic plan is designed to optimize our core business and achieve profitability.
GameStop is actively focused on the below objectives:
•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms. To accomplish this, we are taking steps to ensure we are a fast and convenient solution for our customers. This includes increased product availability across all channels, faster fulfillment through ship from store offerings, and a further improved customer service experience.

•Achieve Profitability. During fiscal 2023, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment as we look to operate with increased efficiency.
•Leverage Brand Equity to Support Growth. GameStop has many strengths and assets, including strong household brand recognition and a significant store network.
We believe these efforts are important aspects of our continued business to enable long-term value creation for our shareholders.
As part of our efforts to achieve sustained profitability, we continue to evaluate our portfolio of assets to validate their strategic and financial fit and to eliminate redundancies. During fiscal 2023, we exited our operations in Ireland, Switzerland, and Austria. While we expect our cost containment efforts to yield reductions in SG&A expenses in the long term, we have incurred and may continue to incur non-recurring costs related to these efforts in the short term.
Investments

On December 5, 2023, the Board of Directors approved a new investment policy (the “Investment Policy”). Subsequently, on March 21, 2024, the Board of Directors unanimously authorized revisions to the Investment Policy to codify the role of certain members of the Board of Directors in overseeing the Company’s investments. In accordance with the revised Investment Policy, the Board of Directors has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee consisting of the Company’s Chairman of the Board of Directors and Chief Executive Officer, Ryan Cohen, and two independent members of the Board of Directors, together with such personnel and advisors as the Investment Committee may choose. The Company’s investments must conform to guidelines set forth in the revised Investment Policy or be approved by either the Investment Committee, by unanimous vote, or the full Board of Directors, by majority vote. Additionally, the Investment Committee may recommend to the Board of Directors further modifications to the Investment Policy from time to time.

The Investment Committee will direct the investment activity of the Company in public and private markets pursuant to authority granted by the Board of Directors. Depending on certain market conditions and various risk factors, Mr. Cohen or other members of the Investment Committee, each in their personal capacity or through affiliated investment vehicles, may at times invest in the same securities in which the Company invests. The Board anticipates that such investments will align the interests of the Company with the interests of related parties because it places the personal resources of such directors at risk in substantially the same manner as resources of the Company in connection with investment decisions made by the Investment Committee on behalf of the Company.

STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2023 compared to the end of fiscal 2022.

	January 28, 2023	Openings	Disposals	February 3, 2024
United States	2,949	35	(69)	2,915
Canada	216	—	(13)	203
Australia	419	4	(19)	404
Europe	829	4	(186)	647
Total Stores	4,413	43	(287)	4,169
CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items (in millions) and as a percentage of net sales:

	Fiscal 2023		Fiscal 2022		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$5,272.8	100.0%	$5,927.2	100.0%	$(654.4)	(11.0)%
Cost of sales	3,978.6	75.5	4,555.1	76.9	(576.5)	(12.7)
Gross profit	1,294.2	24.5	1,372.1	23.1	(77.9)	(5.7)
Selling, general, and administrative expenses	1,323.9	25.1	1,681.0	28.4	(357.1)	(21.2)
Asset impairments	4.8	0.1	2.7	—	2.1	77.8
Operating loss	(34.5)	(0.7)	(311.6)	(5.3)	277.1	88.9
Interest income, net	(49.5)	(0.9)	(9.5)	(0.2)	(40.0)	(421.1)
Other loss, net	1.9	—	—	—	1.9	100.0
Income (loss) before income taxes	13.1	0.2	(302.1)	(5.1)	315.2	NM(1)
Income tax expense, net	6.4	0.1	11.0	0.2	(4.6)	(41.8)
Net income (loss)	$6.7	0.1%	$(313.1)	(5.3)%	$319.8	NM(1)
(1) “NM” is data that is not meaningful.
Net Sales
The following table presents net sales by significant product category:

	Fiscal 2023		Fiscal 2022		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$2,996.8	56.8%	$3,140.0	53.0%	$(143.2)	(4.6)%
Software	1,522.0	28.9	1,822.6	30.7	(300.6)	(16.5)
Collectibles	754.0	14.3	964.6	16.3	(210.6)	(21.8)
Total	$5,272.8	100.0%	$5,927.2	100.0%	$(654.4)	(11.0)%

The following table presents net sales by reportable segment:

	Fiscal 2023		Fiscal 2022		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$3,429.4	65.1%	$4,093.0	69.1%	$(663.6)	(16.2)%
Canada	292.5	5.5	344.1	5.8	(51.6)	(15.0)
Australia	522.5	9.9	588.7	9.9	(66.2)	(11.2)
Europe	1,028.4	19.5	901.4	15.2	127.0	14.1
Total	$5,272.8	100.0%	$5,927.2	100.0%	$(654.4)	(11.0)%
During fiscal 2023, total net sales decreased 11.0% compared to the prior year, with net sales in our United States, Canada and Australia segments decreasing by 16.2%, 15.0% and 11.2%, respectively, compared to the prior year, and net sales in our Europe segment increasing by 14.1% compared to the prior year. The decrease in consolidated net sales in fiscal 2023 compared to the prior year was primarily attributable to a $300.6 million or 16.5%, decline in the sales of software, a $210.6 million or 21.8%, decline in the sales of collectibles, and a $191.1 million or 11.8%, decline in the sales of video game accessories, partially offset by a $47.9 million or 3.2%, increase in the sales of new hardware driven in part by decreased supply constraints in our Europe segment in the current year.
Gross Profit
Gross profit decreased $77.9 million or 5.7%, in fiscal 2023 compared to the prior year, and gross profit as a percentage of net sales increased to 24.5% in fiscal 2023 compared to 23.1% in the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary, partially offset by a $83.5 million or 42.2%, decrease in freight expenses resulting from a decline in net sales and added cost optimizations.
Selling, General, and Administrative Expenses
SG&A expenses decreased $357.1 million or 21.2%, in fiscal 2023 compared to the prior year, and SG&A as a percentage of net sales decreased to 25.1%, in fiscal 2023, compared to 28.4% the prior year. The decline in SG&A expenses in fiscal 2023 compared to the prior year is primarily attributable to a $316.3 million reduction in labor-related costs, consulting services costs, and marketing expenses, driven by our continued focus on cost reduction efforts. SG&A expenses also declined in fiscal 2023 due to a one-time digital asset impairment of $33.7 million recognized in fiscal 2022. Store related costs decreased $12.3 million in the current year in connection with store closures, primarily in our European segment.
Asset Impairments
Asset impairments related to store-level assets increased $2.1 million or 77.8%, in fiscal 2023 compared to the prior year. During fiscal 2023, we recognized asset impairment charges of $4.8 million compared to asset impairment charges of $2.7 million in fiscal 2022. See Item 8, Notes to the Consolidated Financial Statements, Note 9, "Asset Impairments," for additional information related to the impact of impairment charges by segment.
Interest Income, Net
During fiscal 2023, we recognized net interest income of $49.5 million compared to net interest income of $9.5 million in fiscal 2022. The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents and marketable securities.
Income Tax Expense, Net
We recognized income tax expense of $6.4 million in fiscal 2023, compared to income tax expense of $11.0 million in fiscal 2022. We recognized an effective tax rate of 48.9% in fiscal 2023 compared to an effective tax rate of (3.6)% in fiscal 2022. This decrease in income tax expense is primarily due to the settlement of positions with certain taxing authorities and reductions in unrecognized tax benefits as a result of the lapse of applicable statute of limitations. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	February 3, 2024	January 28, 2023
Cash and cash equivalents	$921.7	$1,139.0
Marketable securities	277.6	251.6
Cash, cash equivalents and marketable securities	$1,199.3	$1,390.6
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of February 3, 2024, we had total unrestricted cash and cash equivalents on hand of $921.7 million, marketable securities of $277.6 million, and an additional $475.7 million of available borrowing capacity under our revolving credit facilities.
Our cash and cash equivalents are carried at fair value and consist primarily of U.S. government bonds and notes, money market funds, cash deposits with commercial banks, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are also carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. Our marketable securities have a maturity date of greater than 90 days but less than one year. As of February 3, 2024, the investment portfolios' aggregate balance was $280.2 million, of which $277.6 million are recognized in marketable securities and $2.6 million are recognized in cash and cash equivalents on our Consolidated Balance Sheets.
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

On December 5, 2023, the Board of Directors approved a new Investment Policy. Subsequently, on March 21, 2024, the
Board of Directors amended the new Investment Policy. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for more information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, availability of borrowing capacity under our credit facilities, favorable credit terms and costs of providing collateral.
In fiscal 2021, six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of February 3, 2024, $28.5 million remains outstanding.
In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit.
As of February 3, 2024, based on our borrowing base and amounts reserved for outstanding letters of credit, total availability under the 2026 Revolver was $475.7 million, with no outstanding borrowings. As of February 3, 2024, outstanding standby letters of credit were $5.1 million.
On March 22, 2024, the Company delivered an irrevocable notice pursuant to the 2026 Revolver that reduces the $500 million revolving line of credit to $250 million. The 2026 Revolver will continue to include a $50 million swing loan sub-facility, a $50M Canadian sub-facility and a $250 million letter of credit sublimit. After giving effect to this notice, availability under the 2026 Revolver would have been $225.7 million as of February 3, 2024.

Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of February 3, 2024, we had outstanding letters of credit and other bank guarantees in the amount of $10.1 million outside of the 2026 Revolver, of which $8.8 million were supported by cash collateral and are included in restricted cash.
Cash Flows
The following table presents a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows:

	Fiscal 2023	Fiscal 2022	Change
Cash (used in) provided by operating activities	$(203.7)	$108.2	$(311.9)
Cash used in investing activities	(33.2)	(222.7)	189.5
Cash used in financing activities	(11.6)	(7.9)	(3.7)
Exchange rate effect on cash, cash equivalents and restricted cash	(8.6)	(1.5)	(7.1)
Decrease in cash, cash equivalents and restricted cash	$(257.1)	$(123.9)	$(133.2)
Operating Activities
In fiscal 2023, cash flows provided by operating activities were an outflow of $203.7 million, compared with an inflow of $108.2 million in fiscal 2022.
Cash used in operating activities during fiscal 2023 was primarily due to a decrease in accounts payable and accrued liabilities, partially offset by a decrease in accounts receivable and the impact of our net income. The decrease in accounts payable and accrued liabilities was primarily due to the timing of payments for merchandise inventory as a result of an additional week in fiscal 2023 compared to fiscal 2022.
Cash provided by operating activities during fiscal 2022 was primarily due to a decrease in merchandise inventory levels and the collection of $176.0 million in tax refunds, partially offset by the impact of our net loss. The decrease in merchandise inventory was due to improved inventory management, including a more disciplined purchasing strategy, more advantageous product mix ahead of the fiscal 2022 holiday season, and an improvement in supply chain constraints.
Investing activities
In fiscal 2023, cash flows used in investing activities were an outflow of $33.2 million compared to an outflow of $222.7 million in fiscal 2022.
Cash used in investing activities during fiscal 2023 was primarily due to purchases of marketable securities, ongoing technological investments, and store-related capital expenditures, partially offset by proceeds from sales and maturities of marketable securities, and proceeds from the sale of property and equipment in our Europe segment.
Cash used in investing activities during fiscal 2022 was primarily due to purchases of marketable securities and investments in technology and supply chain efficiencies, partially offset by proceeds from the sale of digital assets.
Financing activities
In fiscal 2023, cash flows used in financing activities were an outflow of $11.6 million compared to an outflow of $7.9 million in fiscal 2022.
Cash used in financing activities during fiscal 2023 and 2022 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards.
Share Repurchases
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date.
We did not repurchase shares during fiscal 2023, fiscal 2022 or fiscal 2021. As of February 3, 2024, we have $101.3 million remaining under the repurchase authorization.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of February 3, 2024 other than those disclosed in Item 8, Notes to the Consolidated Financial Statements, Note 16, "Commitments and Contingencies".
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
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at February 3, 2024 would have affected net earnings by approximately $2.9 million in fiscal 2023.
Customer Liabilities
Our GameStop Pro® rewards program allows paid members to earn points on purchases that can be redeemed for rewards that include discounts or coupons. We allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration. The two primary estimates utilized to record the deferred revenue for loyalty points earned by members are the estimated retail price per point and estimated amount of points that will never be redeemed, which is a concept known in the retail industry as "breakage." Additionally, we sell gift cards to our customers in our retail stores, through our website and through selected third parties. At the point of sale, a liability is established for the value of the gift card. We recognize revenue from gift cards when the card is redeemed by the customer and recognize estimated breakage on gift cards in proportion to historical redemption patterns.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at February 3, 2024, in each case, would have affected net earnings by approximately $1.7 million in fiscal 2023. A 10% change in our gift card breakage rate at February 3, 2024 would have affected net earnings by approximately $10.9 million in fiscal 2023.
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
The Organization for Economic Co-operation and Development ("OECD"), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, will become effective across various countries starting in 2024, as each country works to enact legislation influenced by the OECD Pillar Two rules. While the Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Based on our analysis, we have determined that it is more likely than not that some portion of our deferred tax assets will not be realized. Our valuation allowances decreased to $355.2 million as of February 3, 2024, primarily due to the reduction of deferred tax assets resulting from the wind-down of our operations in Ireland, utilization of deferred tax assets, and the settlement of a U.S. federal tax audit. See Item 8, Notes to the Consolidated Financial Statements, Note 15, "Income Taxes," for additional information.
We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $6.8 million as of February 3, 2024. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required.
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
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a gain of $2.0 million and a gain of $7.3 million in SG&A expenses in our Consolidated Statement of Operations related to derivative instruments for the fiscal years ended February 3, 2024 and January 28, 2023, respectively. The aggregate fair value of the forward exchange contracts as of

February 3, 2024 and January 28, 2023 was a net liability of zero and $5.9 million, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. A hypothetical strengthening or weakening of 10% in the foreign exchange rates underlying the foreign currency contracts from the market rate as of February 3, 2024 would result in a gain of $5.9 million or a loss of $4.8 million in value of the forward exchange contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of February 3, 2024 and January 28, 2023, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the 53 week period ended February 3, 2024 and the 52 week periods ended January 28, 2023 and January 29, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 3, 2024 and January 28, 2023 and the results of its operations and its cash flows for the 53 week period ended February 3, 2024 and the 52 week periods ended January 28, 2023 and January 29, 2022, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 26, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.
Valuation of Merchandise Inventories - Refer to Note 2 to the financial statements
Critical Audit Matter Description
The Company carries merchandise inventories at the lower of cost or net realizable value generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. The Company is required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, the Company considers quantities on hand, recent sales, potential price protections, returns to vendors and other factors. The Company’s ability to assess these factors is dependent upon their ability to forecast customer demand and to provide a well-balanced merchandise assortment.

We identified the reserve for merchandise inventory in certain geographies as a critical audit matter because of the significant estimates and assumptions management uses to estimate potential obsolescence. The estimates and assumptions used by management include consideration of quantities on hand, recent sales prices, and key customer demand product metrics, such as inventory turnover and product margins. Evaluation of the estimates required a high degree of auditor judgment and an increased extent of effort when (1) performing audit procedures to evaluate the reasonableness of the estimates and assumptions used by management, and (2) performing audit testing of the key inputs to the related calculations, to evaluate whether the reserve for merchandise inventory in certain geographies was appropriately recorded as of February 3, 2024.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess, slow-moving, and obsolete merchandise inventory reserve in certain geographies included the following, among others:
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
March 26, 2024
We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	February 3, 2024	January 28, 2023
ASSETS
Current assets:
Cash and cash equivalents	$921.7	$1,139.0
Marketable securities	277.6	251.6
Receivables, net of allowance of $4.4 and $2.2, respectively	91.0	153.9
Merchandise inventories, net	632.5	682.9
Prepaid expenses and other current assets	51.4	96.3
Total current assets	1,974.2	2,323.7
Property and equipment, net of accumulated depreciation of $851.2 and $1,006.8, respectively	94.9	136.5
Operating lease right-of-use assets	555.8	560.8
Deferred income taxes	17.3	18.3
Other noncurrent assets	66.8	74.1
Total assets	$2,709.0	$3,113.4

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$324.0	$531.3
Accrued liabilities and other current liabilities	412.0	602.3
Current portion of operating lease liabilities	187.7	194.7
Current portion of long-term debt	10.8	10.8
Total current liabilities	934.5	1,339.1
Long-term debt	17.7	28.7
Operating lease liabilities	386.6	382.4
Other long-term liabilities	31.6	40.9
Total liabilities	1,370.4	1,791.1
Stockholders’ equity:
Class A common stock — $.001 par value; authorized 1,000 shares; 305.7 and 304.6 shares issued and outstanding, respectively	0.1	0.1
Additional paid-in capital	1,634.9	1,613.6
Accumulated other comprehensive loss	(83.6)	(71.9)
Retained loss	(212.8)	(219.5)
Total stockholders' equity	1,338.6	1,322.3
Total liabilities and stockholders’ equity	$2,709.0	$3,113.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal
	2023	2022	2021
Net sales	$5,272.8	$5,927.2	$6,010.7
Cost of sales	3,978.6	4,555.1	4,662.9
Gross profit	1,294.2	1,372.1	1,347.8
Selling, general, and administrative expenses	1,323.9	1,681.0	1,709.6
Asset impairments	4.8	2.7	6.7
Operating loss	(34.5)	(311.6)	(368.5)
Interest (income) expense, net	(49.5)	(9.5)	26.9
Other loss, net	1.9	—	—
Income (loss) before income taxes	13.1	(302.1)	(395.4)
Income tax expense (benefit), net	6.4	11.0	(14.1)
Net income (loss)	$6.7	$(313.1)	$(381.3)

Net income (loss) per share:
Basic	$0.02	$(1.03)	$(1.31)
Diluted	0.02	(1.03)	(1.31)

Weighted-average shares outstanding:
Basic	305.1	304.2	290.4
Diluted	305.2	304.2	290.4

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)

	Fiscal
	2023	2022	2021
Net income (loss)	$6.7	$(313.1)	$(381.3)
Other comprehensive loss:
Foreign currency translation adjustments	(11.6)	(2.3)	(19.4)
Reclassification of foreign currency gain included in net income	(1.0)	—	—
Net change in unrealized loss on available-for-sale securities	(0.1)	(0.9)	—
Reclassification of realized loss on available-for-sale securities included in net income	1.0	—	—
Total comprehensive loss	$(5.0)	$(316.3)	$(400.7)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$6.7	$(313.1)	$(381.3)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	56.2	61.7	77.2
Stock-based compensation expense, net	22.2	40.1	30.5
Gain on sale of digital assets	—	(7.2)	—
Digital asset impairments	—	34.0	—
Asset impairments	4.8	2.7	6.7
Loss on retirement of debt	—	—	18.2
Deferred income taxes	(0.1)	(2.6)	(16.3)
Loss on disposal of property and equipment, net	1.5	2.5	5.4
Other, net	0.8	1.2	(3.5)
Changes in operating assets and liabilities:
Receivables, net	65.0	(16.8)	(38.4)
Merchandise inventories, net	39.9	229.6	(329.6)
Prepaid expenses and other assets	10.4	(25.2)	(6.5)
Prepaid income taxes and income taxes payable	(2.4)	172.4	(21.7)
Accounts payable and accrued liabilities	(397.7)	(66.2)	224.4
Operating lease right-of-use assets and lease liabilities	(8.1)	(4.9)	(0.9)
Changes in other long-term liabilities	(2.9)	—	1.5
Net cash flows (used in) provided by operating activities	(203.7)	108.2	(434.3)
Cash flows from investing activities:
Capital expenditures	(34.9)	(55.9)	(62.0)
Purchases of marketable securities	(326.8)	(276.8)	—
Proceeds from maturities and sales of marketable securities	312.6	27.5	—
Proceeds from sale of property and equipment	13.1	—	—
Proceeds from sale of digital assets	2.8	81.9	—
Other	—	0.6	(2.8)
Net cash flows used in investing activities	(33.2)	(222.7)	(64.8)
Cash flows from financing activities:
Proceeds from issuance of common stock, net of costs	—	—	1,672.8
Net repayments of senior notes	—	—	(307.4)
Repayments of French term loans	(10.7)	(3.9)	—
Repayments of revolver borrowings	—	—	(25.0)
Settlement of stock-based awards	(0.9)	(4.0)	(136.8)
Payments of financing costs	—	—	(3.0)
Net cash flows (used in) provided by financing activities	(11.6)	(7.9)	1,200.6
Exchange rate effect on cash, cash equivalents and restricted cash	(8.6)	(1.5)	(16.6)
(Decrease) increase in cash, cash equivalents and restricted cash	(257.1)	(123.9)	684.9
Cash, cash equivalents and restricted cash at beginning of period	1,196.0	1,319.9	635.0
Cash, cash equivalents and restricted cash at end of period	$938.9	$1,196.0	$1,319.9

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest income	$47.9	$8.2	$—
Cash paid for interest	(3.2)	(2.6)	(18.3)
Cash received (paid) for interest, net	$44.7	$5.6	$(18.3)

Cash paid for income taxes	$(11.2)	$(13.5)	$(21.4)
Cash tax refunds received	3.0	176.0	4.5
Cash (paid) refunded for income taxes, net	$(8.2)	$162.5	$(16.9)

Cash paid for operating leases	$(270.6)	$(257.7)	$(262.3)
Leased assets obtained in exchange for new operating lease liabilities	263.7	242.8	205.4

Non-cash investing and financing activities:
Accruals related to purchases of property and equipment	$0.3	$1.1	$9.6

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 30, 2021	261.2	$0.1	$11.0	$(49.3)	$474.9	$436.7
Net loss	—	—	—	—	(381.3)	(381.3)
Foreign currency translation	—	—	—	(19.4)	—	(19.4)
Stock-based compensation expense	—	—	30.5	—	—	30.5
Issuance of common stock, net of cost	34.0	—	1,672.8	—	—	1,672.8
Settlement of stock-based awards	8.4	—	(136.8)	—	—	(136.8)
Balance at January 29, 2022	303.6	0.1	1,577.5	(68.7)	93.6	1,602.5
Net loss	—	—	—	—	(313.1)	(313.1)
Foreign currency translation	—	—	—	(2.3)	—	(2.3)
Stock-based compensation expense	—	—	40.1	—	—	40.1
Settlement of stock-based awards	1.0	—	(4.0)	—	—	(4.0)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Balance at January 28, 2023	304.6	0.1	1,613.6	(71.9)	(219.5)	1,322.3
Net income	—	—	—	—	6.7	6.7
Foreign currency translation	—	—	—	(11.6)	—	(11.6)
Reclassification of foreign currency gain included in net income	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense, net	—	—	22.2	—	—	22.2
Settlement of stock-based awards	1.1	—	(0.9)	—	—	(0.9)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.1)	—	(0.1)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	1.0	—	1.0
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

1.    General Information
The Company
GameStop Corp. ("GameStop," "we," "us," "our" or the "Company"), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023"). Fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022"). Fiscal year 2021 consisted of the 52 weeks ended on January 29, 2022 ("fiscal 2021").
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
2.    Summary of Significant Accounting Policies
Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents on our Consolidated Balance Sheets are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks and highly rated direct short-term instruments with an original maturity of 90 days or less. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows:

	Fiscal 2023	Fiscal 2022
Cash and cash equivalents	$921.7	$1,139.0
Restricted cash(1)	3.5	41.3
Long-term restricted cash(2)	13.7	15.7
Total cash, cash equivalents and restricted cash	$938.9	$1,196.0
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

Such investments are classified as available-for-sale debt securities and reported at fair value. Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets. Realized gains

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

and losses upon sale or extinguishment are reported in other loss, net in our Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.

On December 5, 2023, the Board of Directors approved a new investment policy (the “Investment Policy”). Subsequently, on March 21, 2024, the Board of Directors unanimously authorized revisions to the Investment Policy to codify the role of certain members of the Board of Directors in overseeing the Company’s investments. In accordance with the revised Investment Policy, the Board of Directors has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee consisting of Mr. Cohen and two independent members of the Board of Directors, together with such personnel and advisors as the Investment Committee may choose.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or net realizable value generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems and other products traded in by customers are recorded as inventory at the amount of cash or store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 3, 2024 and January 28, 2023 were $38.8 million and $46.7 million, respectively.
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
During the fourth quarter of fiscal 2022, we committed to a plan to sell property in our Europe segment consisting of a building, land and other property and equipment with a total net carrying value of $7.1 million. In April 2023, the Company entered into an agreement to sell the building and land for approximately $13.1 million. The transaction closed in August 2023 and the related gain was recognized in SG&A expenses in our Consolidated Statements of Operations.
During the first half of fiscal 2023, we committed to a plan to sell additional properties in our Europe segment consisting of buildings and land with a total net carrying value of $9.4 million. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values.
The building, land and other property and equipment are classified as assets held for sale in other noncurrent assets on our Consolidated Balance Sheets.
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
Trade Names
The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.  We recognized no impairment charges during fiscal 2023, 2022, and 2021. See Note 11, "Intangible Assets" for additional information.
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
Revenue is recognized net of sales discounts, sales returns, and estimated sales return reserves. Our sales return policy is generally limited to 15 days or less and as such our sales returns are, and historically have been, immaterial. Revenues do not include sales taxes or other taxes collected from customers.
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program, formerly known as PowerUp Rewards®. Our GameStop Pro® rewards program includes a subscription to Game Informer® magazine.
Subscription revenues for our GameStop Pro® rewards program are recognized on a straight-line basis over the subscription period. Advertising revenues for Game Informer® are recorded upon release of magazines for distribution to consumers. Revenues for extended warranties sold are recognized on a straight-line basis over the life of the contract.
Contract liabilities and other deferred revenues associated with gift cards, extended warranties, customer credits, and subscriptions to our GameStop Pro® rewards program are included in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
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
Rewards Program
Our GameStop Pro® rewards program allows paid members to earn points on purchases that can be redeemed for rewards that include discounts or coupons. When rewards program members purchase our product, we allocate the transaction price between the product and loyalty points earned based on the relative stand-alone selling prices and

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

expected point redemption. The portion allocated to the loyalty points is initially recorded as deferred revenue and subsequently recognized as revenue upon redemption or expiration.
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
Contract Liabilities
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $63.9 million, $70.3 million and $71.7 million were recorded as a reduction of cost of sales for fiscal 2023, 2022 and 2021, respectively, in our Consolidated Statements of Operations.
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
Advertising Expenses
We expense advertising costs for television, print, digital advertising, and other media when the advertising takes place. Advertising expenses for fiscal 2023, 2022 and 2021 totaled $39.3 million, $75.0 million and $93.6 million, respectively.

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
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of February 3, 2024 is not expected to be material to our financial statements.
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
We determine if an arrangement is considered a lease at inception. We recognize right-of-use ("ROU") assets, on the commencement date based on the present value of future minimum lease payments over the lease term, including reasonably certain renewal options. As the rate implicit in the lease is not readily determinable for most leases, we utilize our incremental borrowing rate ("IBR") to determine the present value of future payments. The incremental borrowing rate represents a significant judgment that is based on an analysis of our credit rating, country risk, corporate bond yields and the effect of collateralization. For our real estate leases, we do not separate the components of a contract, thus our future payments include minimum rent payments and fixed executory costs. For our non-real estate leases, future payments include only fixed minimum rent payments. We record the amortization of our ROU assets and the accretion of our lease liabilities as a single lease cost on a straight-line basis over the lease term, which includes option terms we are reasonably certain to exercise. We recognize our cash or lease incentives as a reduction to the ROU asset. We assess ROU assets for impairment in accordance with our long-lived asset impairment policy, which is performed periodically or when events or changes in circumstances indicate that the carrying amount may not be recoverable.
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
Gains and losses arising from transactions denominated in nonfunctional currencies and derivatives resulted in a net gain of $2.0 million, a net loss of $2.6 million, and a net loss of $3.4 million, for fiscal 2023, 2022 and 2021, respectively. These costs were recognized in SG&A expenses in our Consolidated Statements of Operations.
We have historically used forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 12, "Fair Value Measurements," for additional information regarding our forward exchange contracts.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

3.      New Accounting Pronouncements
The Company did not adopt any Accounting Standard Updates (“ASU”) during fiscal 2023.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU and upon adoption expects that any impact would be limited to additional segment expense disclosures in the footnotes to its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-08, "Intangibles-Goodwill and Other-Crypto Assets (Subtopic 350-60): Accounting for and Disclosure of Crypto Assets." This standard provides accounting and disclosure guidance for crypto assets that meet the definition of an intangible asset and certain other criteria. In-scope assets are subsequently measured at fair value with changes recorded in the income statement. The standard requires separate presentation of (1) in-scope crypto assets from other intangible assets and (2) changes in the fair value of those crypto assets. Disclosure of significant crypto asset holdings and an annual reconciliation of the beginning and ending balances of crypto assets are also required. This ASU becomes effective for annual periods beginning in 2025, including interim periods, with early adoption permitted. The Company does not anticipate a material impact of this standard on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is assessing the impact of this ASU and upon adoption expects to include certain additional disclosures in the footnotes to its consolidated financial statements.
4.    Revenue
The following table presents net sales by significant product category:

	Fiscal
	2023	2022	2021
Hardware and accessories (1)	$2,996.8	$3,140.0	$3,171.7
Software (2)	1,522.0	1,822.6	2,014.8
Collectibles	754.0	964.6	824.2
Total	$5,272.8	$5,927.2	$6,010.7
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
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program, formerly known as PowerUp Rewards®. Our GameStop Pro® rewards program includes a subscription to Game Informer® magazine.
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and loyalty points earned as part of our GameStop Pro® rewards program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our GameStop Pro® rewards program.
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
Revenues for subscriptions to our GameStop Pro® rewards program are recognized on a straight-line basis over a 12-month subscription term.
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Consolidated Statements of Operations:

	Fiscal
	2023	2022
Unredeemed customer liabilities	$149.5	$189.3
Extended warranties	74.8	98.5
Subscriptions	49.8	50.4
Total performance obligations	$274.1	$338.2
Significant Judgments and Estimates
We accrue loyalty points related to our GameStop Pro® rewards program at the estimated retail price per point, net of estimated breakage, which can be redeemed by loyalty program members for products we offer. The estimated retail price per point is based on the actual historical retail prices of products purchased through the redemption of loyalty points. We estimate breakage of loyalty points and unredeemed gift cards based on historical redemption rates.
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to our GameStop Pro® rewards program.
The following table presents a roll forward of our contract liabilities:

	Fiscal
	2023	2022
Contract liability beginning balance	$338.2	$378.3
Increase to contract liabilities (1)	798.7	730.5
Decrease to contract liabilities (2)	(860.6)	(769.7)
Other adjustments (3)	(2.2)	(0.9)
Contract liability ending balance	$274.1	$338.2
__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards and trade-in credits, redemptions of reservation deposits, and redemptions, breakage, and expirations of loyalty points. Additionally, this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During fiscal 2023, there were $35.4 million of gift cards redeemed that were outstanding as of February 3, 2024. During fiscal 2022, there were $52.6 million of gift cards redeemed that were outstanding as of January 28, 2023.
(3)    Primarily includes foreign currency translation adjustments.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

5.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; our GameStop Pro® rewards program; and our digital asset wallet and NFT marketplace. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in six countries. We measure segment profit using operating earnings, which is defined as income from continuing operations before net interest expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, inter-segment loans and related interest. There were no material inter-segment sales during fiscal 2023, 2022 and 2021. Information on total assets by segment is not disclosed as such information is not used by our chief operating decision makers to evaluate segment performance or to allocate resources and capital.

The following table presents segment information:

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 3, 2024
Net sales	$3,429.4	$292.5	$522.5	$1,028.4	$5,272.8
Operating (loss) earnings	(2.4)	(8.4)	(3.5)	(20.2)	(34.5)
Depreciation and amortization	39.7	2.2	6.6	7.7	56.2
Asset impairments	3.0	—	0.2	1.6	4.8
Capital expenditures	21.5	0.2	7.8	5.4	34.9
Property and equipment, net	56.8	1.7	19.8	16.6	94.9

As of and for the Fiscal Year Ended January 28, 2023
Net sales	$4,093.0	$344.1	$588.7	$901.4	$5,927.2
Operating (loss) earnings	(286.2)	(8.6)	13.8	(30.6)	(311.6)
Depreciation and amortization	40.6	4.1	6.7	10.3	61.7
Asset impairments	—	—	—	2.7	2.7
Capital expenditures	37.6	—	12.7	5.6	55.9
Property and equipment, net	83.3	3.7	20.9	28.6	136.5

As of and for the Fiscal Year Ended January 29, 2022
Net sales	$4,186.5	$332.3	$591.8	$900.1	$6,010.7
Operating (loss) earnings	(358.1)	(1.1)	30.6	(39.9)	(368.5)
Depreciation and amortization	50.7	2.9	7.0	15.9	76.5
Asset impairments	0.2	—	—	6.5	6.7
Capital expenditures	42.3	3.1	9.4	7.2	62.0
Property and equipment, net	100.1	8.3	15.6	39.6	163.6
6.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Historically, the Company provided matching contributions to the Savings Plan based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2023, 2022 and 2021, were $3.6 million, $3.9 million and $4.5 million, respectively. Effective January 1, 2024, the Company suspended employer matching contributions for employees.

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

The following is a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Fiscal
	2023	2022	2021
Weighted-average common shares outstanding	305.1	304.2	290.4
Dilutive effect of restricted stock units and restricted stock	0.1	—	—
Weighted-average diluted common shares	305.2	304.2	290.4

Anti-dilutive shares:
Restricted stock units	2.7	5.9	3.6
Restricted stock	—	0.3	1.6
8.    Property and Equipment
The following table presents property and equipment, net:

	Estimated Useful Lives (Years)	February 3, 2024	January 28, 2023
Land	N/A	$—	$0.6
Buildings and leasehold improvements	1-10	384.1	437.3
Fixtures and equipment	3-10	332.1	380.1
Software and hardware	3	224.5	306.3
Construction-in-progress		5.4	19.0
Total property and equipment		946.1	1,143.3
Accumulated depreciation		(851.2)	(1,006.8)
Property and equipment, net		$94.9	$136.5
Our total depreciation expense was $55.3 million, $60.3 million and $73.6 million for fiscal 2023, 2022 and 2021, respectively, in SG&A expenses in our Consolidated Statements of Operations.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

9.    Asset Impairments
The following is a summary of our asset impairment charges, by reportable segment:

	United States	Canada	Australia	Europe	Total
Fiscal 2023
Store and other asset impairment charges	$3.0	$—	$0.2	$1.6	$4.8
Total	$3.0	$—	$0.2	$1.6	$4.8
Fiscal 2022
Store and other asset impairment charges	$—	$—	$—	$2.7	$2.7
Total	$—	$—	$—	$2.7	$2.7
Fiscal 2021
Store and other asset impairment charges	0.2	—	—	6.5	6.7
Total	$0.2	$—	$—	$6.5	$6.7
10.    Leases
The following table presents rent expenses under operating leases:

	Fiscal
	2023	2022	2021
Operating lease cost	$284.0	$278.3	$296.3
Variable lease cost (1)	57.5	64.3	64.1
Total rent expense	$341.5	$342.6	$360.4
__________________________________________
(1)    Variable lease cost includes percentage rentals and variable executory costs.
In fiscal 2023, we recognized $2.7 million of store-level ROU asset impairment charges compared to $0.1 million and $1.3 million of store-level ROU asset impairment charges in fiscal 2022 and 2021, respectively.
The following table presents the weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities:

	February 3, 2024	January 28, 2023
Weighted-average remaining lease term (years) (1)	4.1	4.3
Weighted-average discount rate (2)	6.1%	5.7%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of February 3, 2024 and January 28, 2023.
(2)    The weighted-average discount rate weights the IBR determined for each lease based on each lease's respective liability balance as of February 3, 2024 and January 28, 2023.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents expected lease payments associated with our operating lease liabilities, excluding percentage rentals, for the next five fiscal years:

Period	Operating Leases(1)
Fiscal 2024	$207.2
Fiscal 2025	159.8
Fiscal 2026	110.1
Fiscal 2027	79.8
Fiscal 2028	48.7
Thereafter	57.5
Total remaining lease payments	663.1
Less: Interest	(88.8)
Present value of lease liabilities(2)	$574.3
__________________________________________
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $187.7 million classified as current portion of operating lease liabilities and $386.6 million classified as long-term operating lease liabilities on our Consolidated Balance Sheets.
11.    Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of our intangible assets:

	February 3, 2024			January 28, 2023
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Digital Assets	$—	$—	$—	$0.1	$—	$0.1
Trade name	5.1	—	5.1	5.1	—	5.1
Intangible assets with finite lives:
Leasehold rights	67.3	(65.9)	1.4	70.3	(67.9)	2.4
Other	21.3	(21.3)	—	21.3	(21.3)	—
Total	$93.7	$(87.2)	$6.5	$96.8	$(89.2)	$7.6

Indefinite-lived Intangible Assets
Digital Assets
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones had been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement to IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Consolidated Balance Sheets. The deferred income is recognized over the term of the contractual agreement. We liquidated all tokens received under our agreements with IMX in fiscal 2022 and have no IMX token assets recorded on the Consolidated Balance Sheets as of February 3, 2024.
During fiscal 2022, we recognized a loss of $7.2 million on the noncurrent receivable, impairment of $33.7 million on the digital assets, gain of $6.9 million on the sale of digital assets, and deferred income of $56.0 million in SG&A expenses in our Consolidated Statements of Operations. During fiscal 2023, we recognized previously deferred income of $57.2 million in SG&A expenses in our Consolidated Statements of Operations. As of February 3, 2024, there was no remaining deferred income liability related to our agreements with IMX.

During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enables the purchases, sales, and trades of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the consolidated financial statements in fiscal 2023

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

and 2022. In the fourth quarter of 2023 we began the process of winding down our digital asset wallet and NFT marketplace.
Trade Name
Our trade name relates to SFMI Micromania SAS (“Micromania”), our retail operations business in France, which we acquired in 2008. There were no impairment charges recognized during fiscal 2023, 2022 and 2021 related to our trade name.
Finite-lived Intangible Assets
Leasehold rights, the majority of which were recorded as a result of the purchase of Micromania in 2008, represent the value of rights of tenancy under commercial property leases for properties located in France. Rights pertaining to individual leases can be sold by us to a new tenant or recovered by us from the landlord if the exercise of the automatic right of renewal is refused. Leasehold rights are amortized on a straight-line basis over the expected lease term, not to exceed 20 years, with no residual value.
Other intangible assets include design portfolio interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition, which have been fully amortized as of February 3, 2024.
As of February 3, 2024, the total weighted-average amortization period for our finite-lived intangible assets was approximately 7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2023, 2022 and 2021 was $0.9 million, $1.4 million and $3.6 million, respectively. The following table presents the estimated aggregate intangible asset amortization expense for the next five fiscal years:

Period	Projected Amortization Expense
Fiscal 2024	$0.6
Fiscal 2025	0.4
Fiscal 2026	0.3
Fiscal 2027	0.1
Fiscal 2028	—
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
As of February 3, 2024, the investment portfolios' aggregate balance was $280.2 million, of which $277.6 million are recognized in marketable securities and $2.6 million are recognized in cash and cash equivalents on our Consolidated Balance Sheets. As of January 28, 2023, the investment portfolios aggregate balance was $252.6 million, of which $251.6 million are recognized in marketable securities and $1.0 million are recognized in cash and cash equivalents on our Consolidated Balance Sheets
During fiscal 2023, we realized a $1.0 million loss on sales of U.S. government securities, which is included within other loss, net in our Consolidated Statements of Operations. There were no sales of U.S. government securities during fiscal 2022.
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
The following tables presents our assets and liabilities measured at fair value on a recurring basis:

	February 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$265.3	$—	$—	$265.3
Time deposits(2)	$14.9	$—	$—	$14.9
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$280.7	$—	$—	$280.7
Liabilities
Level 2:
Foreign currency contracts(4)	$—	$—	$—	$—
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4

	January 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$253.5	$—	$(0.9)	$252.6
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$254.0	$—	$(0.9)	$253.1
Liabilities
Level 2:
Foreign currency contracts(4)	$5.9	$—	$—	$5.9
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.3	$—	$—	$6.3
___________________

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

(1) Recognized in cash and cash equivalents and marketable securities on our Consolidated Balance Sheets.
(2) Recognized in marketable securities on our Consolidated Balance Sheets.
(3) Recognized in other noncurrent assets on our Consolidated Balance Sheets.
(4) Recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets.
Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease ROU assets and other intangible assets, including digital assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. Fair value of digital assets held are based on Level 1 inputs, as described above, and impairment losses for digital assets cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset.
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
As of February 3, 2024, our government-subsidized low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $28.5 million and a fair value of $25.0 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
13.    Accrued and Other Current Liabilities
The following table presents our accrued and other current liabilities:

	February 3, 2024	January 28, 2023
Customer-related liabilities	$155.0	$192.2
Deferred revenue	128.6	211.9
Employee benefits, compensation and related taxes	54.6	95.6
Income and other taxes payable	24.8	28.3
Other accrued liabilities	49.0	74.3
Total accrued and other current liabilities	$412.0	$602.3
14.    Debt
French Term Loans
During fiscal 2021, our French subsidiary, Micromania SAS, entered into six separate unsecured term loans for a total of €40.0 million. In the second quarter of 2021, at the request of Micromania SAS, these term loans were extended for five years, with an amortization plan for the principal starting in October 2022. In connection with the extension, the interest rate increased from zero to 0.7% for three of the term loans totaling €20.0 million, and 1% for the remaining three term loans totaling €20.0 million. The French government has guaranteed 90% of the term loans pursuant to a state guaranteed loan program instituted in connection with the COVID-19 pandemic.
As of February 3, 2024 and January 28, 2023, there was $28.5 million and $39.5 million of outstanding debt, respectively, which represents the French Term Loans described above. Total outstanding debt includes $10.8 million and $10.8 million of short-term debt as of February 3, 2024 and January 28, 2023, respectively, which represents the current portion of the French Term Loans.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents the future principal payments for French term loans:

Period	Annual Maturities
Fiscal 2024	10.8
Fiscal 2025	10.8
Fiscal 2026	6.9
Total	$28.5
Credit Facility
In November 2021 we entered into a credit agreement (the "Credit Agreement") for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. Borrowings under the 2026 Revolver accrue interest at a SOFR rate plus an applicable margin (ranging from 1.25% to 1.50%) or an adjusted prime rate plus an applicable margin (ranging from 0.25% to 0.50%).
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
As of February 3, 2024, available borrowing capacity under the 2026 Revolver was $475.7 million, with no outstanding borrowings and outstanding standby letters of credit of $5.1 million.
On March 22, 2024, the Company delivered an irrevocable notice pursuant to the 2026 Revolver that reduces the $500 million revolving line of credit to $250 million. The 2026 Revolver will continue to include a $50 million swing loan sub-facility, a $50M Canadian sub-facility and a $250 million letter of credit sublimit. After giving effect to this notice, availability under the 2026 Revolver would have been $225.7 million as of February 3, 2024.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

15.    Income Taxes
The following table presents the (benefit) provision for income taxes from continuing operations:

	Fiscal
	2023	2022	2021
Current tax (benefit) expense:
Federal	$(0.7)	$(2.1)	$(13.2)
State	1.2	4.0	7.6
Foreign	6.0	11.7	7.8
	6.5	13.6	2.2
Deferred tax (benefit) expense:
Federal	—	—	—
State	—	—	—
Foreign	(0.1)	(2.6)	(16.3)
	(0.1)	(2.6)	(16.3)
Total income tax expense (benefit)	$6.4	$11.0	$(14.1)
The following table presents the components of income/(loss) from continuing operations before income taxes:

	Fiscal
	2023	2022	2021
United States	$48.6	$(272.7)	$(362.7)
International	(35.5)	(29.4)	(32.7)
Total	$13.1	$(302.1)	$(395.4)
The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax (benefit) expense reported in our Consolidated Statements of Operations:

	Fiscal
	2023	2022	2021
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	151.5	2.3	3.1
Foreign income tax rate differential	(35.0)	0.2	0.4
Change in valuation allowance	(133.4)	(27.2)	(33.6)
Change in unrecognized tax benefits	(20.2)	(0.4)	(1.4)
Withholding tax expense	5.0	(0.3)	(0.3)
Stock-based compensation	30.5	(0.2)	6.4
Incremental benefit of net operating loss carryback	—	1.1	3.6
Loss on worthless debt and related investment	—	—	5.5
Other (including permanent differences)(1)	29.5	(0.1)	(1.1)
	48.9%	(3.6)%	3.6%
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

	February 3, 2024	January 28, 2023
Deferred tax asset:
Inventory	$13.6	$6.8
Deferred rents	0.7	1.0
Operating lease liabilities	140.8	162.9
Stock-based compensation	4.5	10.0
Net operating losses and other loss carryforwards	273.7	280.7
Customer liabilities	21.7	34.3
Credits	7.7	25.2
Accrued compensation	3.1	6.4
Intangible assets	0.7	13.9
Goodwill	0.5	0.7
Other	33.9	48.4
Total deferred tax assets	500.9	590.3
Valuation allowance	(355.2)	(408.5)
Total deferred tax assets, net	145.7	181.8
Deferred tax liabilities:
Property and equipment	(1.0)	(4.8)
Prepaid expenses	(0.3)	(0.2)
Operating lease right-of-use assets	(127.1)	(157.8)
Other	—	(0.8)
Total deferred tax liabilities	(128.4)	(163.6)
Net deferred tax assets	$17.3	$18.2
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$17.3	$18.3
Deferred income taxes - liabilities	$—	$—
During fiscal 2023, we decreased our valuation allowances by approximately $53.3 million in various jurisdictions where it was determined that it was more likely than not that existing gross and/or net deferred tax assets would not be realized, primarily due to cumulative losses in those jurisdictions. As of February 3, 2024, we maintain full valuation allowances on our deferred tax assets in all jurisdictions except for Australia and New Zealand. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions in which we do business in future periods.
With respect to state and local jurisdictions and countries outside of the United States, we and our subsidiaries are typically subject to examination for 3 to 6 years after the income tax returns have been filed. Although the outcome of tax audits is always uncertain, we believe that adequate amounts of tax, interest and penalties have been provided for in the accompanying consolidated financial statements for any adjustments that might be incurred due to state, local or foreign audits.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of February 3, 2024, we have approximately $594.2 million of U.S. federal net operating loss carryforwards, of which $544.6 million have no expiration date and $49.6 million, acquired through the ThinkGeek acquisition, will expire in years 2025 through 2034. We also have $365.4 million of state net operating loss carryforwards, of which $304.5 million will expire in years 2025 to 2044, $49.2 million have no expiration date, and $11.7 million, acquired through the ThinkGeek acquisition, will expire in years 2028 through 2035. Section 382 under the Internal Revenue Code imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change. The federal and state net operating loss carryovers acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have determined that these net operating loss carryforwards will be subject to future limitation.
We have approximately $3.6 million of foreign tax credit carryforwards that expire in years 2024 through 2027.
We have approximately $17.4 million of net operating loss carryforwards in Canada that expire in years 2043 through 2044, as well as $414.2 million of foreign net operating loss carryforwards in various jurisdictions that have no expiration date.
As of February 3, 2024, the gross amount of unrecognized tax benefits was approximately $6.8 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $6.8 million, exclusive of any benefits related to interest and penalties.
The following table presents a reconciliation of the changes in the gross balances of unrecognized tax benefits:

	Fiscal
	2023	2022	2021
Beginning balance of unrecognized tax benefits	$9.5	$9.1	$5.7
Increases related to current period tax positions	0.6	0.1	4.0
Increases related to prior period tax positions	0.8	1.6	0.7
Reductions as a result of a lapse of the applicable statute of limitations	(1.1)	(1.3)	(0.8)
Reductions as a result of settlements with taxing authorities	(3.0)	—	(0.5)
Ending balance of unrecognized tax benefits	$6.8	$9.5	$9.1
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statement of Operations. As of February 3, 2024, January 28, 2023, and January 29, 2022, we had approximately $1.6 million, $3.7 million and $3.8 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $2.1 million of benefit, $0.1 million of benefit and $0.4 million of expense were recognized through income tax expense in fiscal 2023, 2022 and 2021, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 3, 2024.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of February 3, 2024 is not expected to be material to our financial statements.
The Organization for Economic Co-operation and Development ("OECD"), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, will become effective across various countries starting in 2024, as each country works to enact legislation influenced by the OECD Pillar Two rules. While the Company does not expect the adoption of the Pillar Two framework to have a material impact on its effective tax rate, the Company continues to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

16.     Commitments and Contingencies
Commitments
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of February 3, 2024, we had approximately $10.1 million of outstanding letters of credit and other bank guarantees under facilities outside of our $500 million revolving line of credit which matures in November 2026, of which $8.8 million are supported by cash collateral and included in restricted cash.
As of February 3, 2024, we have purchase obligations of $157.9 million with payment dates through fiscal 2024 that represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
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
Share-Based Compensation
In June 2022, we adopted the GameStop Corp. 2022 Incentive Plan (the "2022 Plan"), which provides for the grant of equity awards to our officers, associates, consultants, advisors and directors, and which replaced the GameStop Corp. 2019 Incentive Plan (the "2019 Incentive Plan") and the Amended and Restated GameStop Corp. 2011 Incentive Plan (the "2011 Plan"). Awards under the 2022 Plan may take the form of stock options, stock appreciation rights, restricted stock awards, restricted stock units, performance awards and other share-based awards, or any combination of the foregoing. The 2022 Plan allows for 32,000,000 shares of Class A Common Stock, plus any shares subject to 2019 Plan awards that expire, are forfeited, canceled or terminated after the adoption of the 2019 Plan. No awards were granted under the 2019 or 2011 Plan after the adoption of the 2022 Plan. We have also granted restricted stock pursuant to certain "inducement" (i.e., non-plan) award agreements, in accordance with NYSE Listing Rule 303A.08. These inducement awards have generally mirrored the terms of restricted stock awards issued under our stockholder approved equity plans.
Restricted Stock Units
Restricted Stock Units ("RSUs") represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement. We grant RSUs to certain of our associates, officers and non-associate directors. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense on a straight-line basis over the vesting period. RSUs granted in fiscal 2023 are not dividend eligible.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Restricted Stock Award
The fair value of restricted stock awards ("RSAs") is recognized as compensation expense on a straight-line basis between the grant date and the date the RSAs become fully vested. We have granted RSAs to certain associates, officers and non-associate directors. We estimate the fair value of RSAs on the grant date based on the quoted market price of our common stock.
RSAs granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 20, 2024. The total number of shares presented on our consolidated financial statements represents shares of our Class A common stock that are legally issued and outstanding.
Time-based RSAs and RSUs generally vest in installments, subject to continued service with us, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
The following table presents a summary of our RSAs activity:

	Time-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 28, 2023	280,020	$23.40
Granted	—	—
Vested	(108,860)	18.63
Forfeited	(167,772)	26.38
Nonvested shares at February 3, 2024	3,388	$28.84

The following table presents a summary of our RSUs activity:

	Time-Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at January 28, 2023	5,911,378	$34.84
Granted	2,425,236	17.27
Vested	(1,322,906)	31.04
Forfeited	(2,966,901)	34.49
Nonvested shares at February 3, 2024	4,046,807	$25.86
In fiscal 2023, 2022 and 2021, there were 4.1 million, 6.2 million and 5.2 million, respectively, of RSAs and RSUs.
In fiscal 2021, we granted 742,972 shares of time-based RSAs with a weighted-average grant date fair value of $29.42. There were no grants of time-based RSAs in fiscal 2023 and 2022. In fiscal 2023, 2022 and 2021, we granted 2,425,236, 5,536,250 and 4,006,260 shares, respectively, of time-based RSUs, with a weighted-average grant date fair value of $17.27, $31.43, and $44.87, respectively.
During fiscal 2023, 2022 and 2021, we included compensation expense inclusive of forfeitures relating to the grants of RSAs and RSUs in the amounts of $22.2 million, $40.1 million and $30.5 million, respectively, in SG&A expenses in our Consolidated Statements of Operations.
As of February 3, 2024, there was $0.1 million of unrecognized compensation expense related to nonvested time-based RSAs that is expected to be recognized over a weighted-average period of 0.2 years. As of February 3, 2024, there was $78.2 million of unrecognized compensation expense related to nonvested time-based RSUs that is expected to be recognized over a weighted-average period of 2.4 years.
There was no income tax expense, inclusive of excess tax deficiencies and valuation allowances, associated with stock-based compensation for fiscal 2023, 2022 and 2021. The total fair value of RSAs and RSUs vested, as of their respective vesting dates, was $43.2 million, $12.7 million and $16.8 million during fiscal 2023, 2022 and 2021, respectively.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 3, 2024, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO". Based on such evaluation, the Company’s management concluded that as of February 3, 2024, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 3, 2024. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 3, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 53 week period ended February 3, 2024, of the Company and our report dated March 26, 2024, expressed an unqualified opinion on those financial statements.
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

/s/ DELOITTE & TOUCHE LLP
Dallas, Texas
March 26, 2024

ITEM 9B.    OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended February 3, 2024, as such terms are defined under Item 408(a) or Regulation S-K.
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE*
Code of Ethics
We have adopted a Code of Ethics for Senior Financial and Executive Officers that is applicable to our Chief Executive Officer, Principal Financial Officer, any Senior Vice President or Vice President employed in a finance or accounting role and any managing director or finance director of all our foreign subsidiaries. We have also adopted a Code of Standards, Ethics and Conduct applicable to all of our associates. Each of the Code of Ethics and Code of Standards, Ethics and Conduct are available on our website at www.gamestop.com.
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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be held on or around June 13, 2024 which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K.

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
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 53 weeks ended February 3, 2024, 52 weeks ended January 28, 2023 and the 52 weeks ended January 29, 2022 is filed as part of this Form 10-K and should be read in conjunction with our Consolidated Financial Statements appearing elsewhere in this Form 10-K. Other schedules have been omitted because they are not applicable.
Schedule II — Valuation and Qualifying Accounts
For fiscal 2023, 2022 and 2021:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
Fiscal 2023	$46.7	$81.3	$—	$(89.2)	$38.8
Fiscal 2022	34.6	37.0	10.7	$(35.6)	46.7
Fiscal 2021	45.2	26.9	21.2	(58.7)	34.6
Valuation Allowance for Deferred Tax Assets
Fiscal 2023	$408.5	$—	$—	$(53.3)	$355.2
Fiscal 2022	338.3	70.2	—	—	408.5
Fiscal 2021	225.7	128.9	—	(16.3)	338.3
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.

(b)    Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws	Current Report on Form 8-K	March 6, 2017

4.1	Description of Securities	Annual Report on Form 10-K for the fiscal year ended February 1, 2020	March 27, 2020

10.1	Open Market Sale AgreementSM, dated December 8, 2020, by and among GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.2
Credit Agreement, dated November 3, 2021, by and among GameStop Corp., the Borrowers party thereto, the Guarantors party thereto, the other borrowers and guarantors from time to time party thereto, the lenders and issuers from time to time party thereto, Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Australian Security Trustee, Wells Fargo Bank, National Association, Bank of America, N.A., JPMorgan Chase Bank, N.A., Regions Bank, and Fifth Third Bank, National Association, as Co-Syndication Agents, Wells Fargo Bank, National Association, BofA Securities Inc., JPMorgan Chase Bank, N.A., Regions Bank, and Fifth Third Bank, National Association, as Joint Lead Arrangers and Joint Bookrunners
		Current Report on Form 8-K	November 4, 2021

10.3
Amendment No. 1 to Credit Agreement, dated May 11, 2023, by and among GameStop Corp., the Borrowers party thereto, the Guarantors party thereto, the other borrowers and guarantors from time to time party thereto, the lenders from time to time party thereto, and Wells Fargo Bank, National Association, as Administrative Agent, Collateral Agent and Australian Security Trustee
		Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023	September 6, 2023

10.4*	GameStop Corp. 2022 Incentive Plan	Current Report on Form 8-K	June 3, 2022

10.5*†	Form of Restricted Stock Unit Award Agreement for Employees (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.6*	Form of Restricted Stock Unit Award Agreement for Board of Directors (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.7*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.8*	Form of Restricted Stock Unit Award Agreement (2019 Plan)	Annual Report on Form 10-K for the fiscal year ended January 29, 2022	March 17, 2022

10.9*	Letter Agreement, dated May 12, 2022, between GameStop Corp. and Nir Patel	Current Report on Form 8-K	May 16, 2022

10.10*	Letter Agreement between Mark H. Robinson and GameStop Corp. executed June 7, 2023	Current Report on Form 8-K	June 7, 2023

21.1	Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2
Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Filed herewith.

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith.

32.2
Certification of Interim Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
Furnished herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
97.1	GameStop Corp. Dodd-Frank Clawback Policy	Filed herewith.

101.INS	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document	Submitted electronically herewith.

101.SCH	inline XBRL Taxonomy Extension Schema	Submitted electronically herewith.

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.

101.LAB	inline XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Submitted electronically herewith.
___________________
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

GAMESTOP CORP.

By:	/s/ DANIEL MOORE
Daniel Moore
Principal Financial and Accounting Officer
Date: March 26, 2024
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ RYAN COHEN	President, Chief Executive Officer and Chairman	March 26, 2024
Ryan Cohen	(Principal Executive Officer)

/s/ DANIEL MOORE	Principal Financial and Accounting Officer	March 26, 2024
Daniel Moore	(Principal Financial Officer)

/s/ ALAN ATTAL	Director	March 26, 2024
Alan Attal

/s/ LARRY CHENG	Director	March 26, 2024
Larry Cheng

/s/ JIM GRUBE	Director	March 26, 2024
Jim Grube

/s/ YANG XU	Director	March 26, 2024
Yang Xu