Form 10-K/A
period 2024-02-03
GameStop Corp.
filed 2024-03-27
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
(Amendment No.1)
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

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended February 3, 2024 (the “2023 Annual Report”) of GameStop Corp. (“GameStop,” the “Company,” “we,” “us” or “our”) filed with the Securities and Exchange Commission (the “SEC”) on March 26, 2024.

This Amendment No. 1 is being filed solely to correct the inadvertent omission of certain information in Item 5, Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities, due to an editorial error. In addition, pursuant to Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we are including with this Amendment No. 1 new certifications under Section 302 of the Sarbanes-Oxley Act of 2002 (“SOX”) as Exhibits 31.1 and 31.2. Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including new certifications under Section 906 of SOX as no financial statements are being filed with this Amendment No. 1.

Except as described above, no other amendments are being made to the 2023 Annual Report. This Amendment No. 1 does not reflect events occurring after the March 26, 2024 filing of the 2023 Annual Report or modify or update the disclosure contained in the 2023 Annual Report in any way other than as required to reflect the amendments discussed above and reflected below. Accordingly, this Amendment No. 1 should be read in conjunction with the 2023 Annual Report and our other filings with the SEC.
PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol “GME”. As of March 20, 2024, there were 305,873,200 shares of our Class A Common Stock outstanding. Of those outstanding shares, approximately 230.6 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 75% of our outstanding shares) and approximately 75.3 million shares of our Class A Common Stock were held by registered holders with our transfer agent (or approximately 25% of our outstanding shares). As of March 20, 2024, there were 194,270 record holders of our Class A Common Stock.

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

PART IV
ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULE
(a)The following documents are filed as a part of this Form 10-K

(1)See Index to Consolidated Financial Statements in Part II, Item 8 of the 2023 Annual Report.
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K: See Part IV, Item 15(a)(2) of the 2023 Annual Report.

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
		Quarterly Report on Form 10-Q for the fiscal quarter ended July 29, 2023	September 6, 2023

10.4*	GameStop Corp. 2022 Incentive Plan	Current Report on Form 8-K	June 3, 2022

10.5*†	Form of Restricted Stock Unit Award Agreement for Employees (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.6*	Form of Restricted Stock Unit Award Agreement for Board of Directors (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.7*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.8*	Form of Restricted Stock Unit Award Agreement (2019 Plan)	Annual Report on Form 10-K for the fiscal year ended January 29, 2022	March 17, 2022

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.9*	Letter Agreement, dated May 12, 2022, between GameStop Corp. and Nir Patel	Current Report on Form 8-K	May 16, 2022

10.10*	Letter Agreement between Mark H. Robinson and GameStop Corp. executed June 7, 2023	Current Report on Form 8-K	June 7, 2023

21.1	Subsidiaries	Current Report on Form 10-K	March 26, 2024

23.1	Consent of Deloitte & Touche LLP	Current Report on Form 10-K	March 26, 2024

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

32.1
Certification of Chief Executive Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		Current Report on Form 10-K	March 26, 2024

32.2
Certification of Principal Financial Officer pursuant to Rule 13a-14(b) under the Securities Exchange Act of 1934 and 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
		Current Report on Form 10-K	March 26, 2024

97.1	GameStop Corp. Dodd-Frank Clawback Policy	Current Report on Form 10-K	March 26, 2024

101.INS	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document	Current Report on Form 10-K	March 26, 2024

101.SCH	inline XBRL Taxonomy Extension Schema	Current Report on Form 10-K	March 26, 2024

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase	Current Report on Form 10-K	March 26, 2024

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase	Current Report on Form 10-K	March 26, 2024

101.LAB	inline XBRL Taxonomy Extension Label Linkbase	Current Report on Form 10-K	March 26, 2024

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Submitted electronically herewith.
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
Date: March 27, 2024