Form 10-Q
period 2024-05-04
GameStop Corp.
filed 2024-06-11
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MAY 4, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of June 5, 2024: 351,217,517

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	May 4, 2024	April 29, 2023	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$999.9	$1,057.0	$921.7
Marketable securities	83.0	253.1	277.6
Receivables, net of allowance of $4.4, $2.2 and $4.4, respectively	58.9	119.2	91.0
Merchandise inventories, net	675.8	759.5	632.5
Prepaid expenses and other current assets	62.1	65.8	51.4
Total current assets	1,879.7	2,254.6	1,974.2
Property and equipment, net of accumulated depreciation of $843.6, $988.3 and $851.2, respectively	82.4	123.6	94.9
Operating lease right-of-use assets	542.0	595.8	555.8
Deferred income taxes	17.5	17.5	17.3
Other noncurrent assets	65.5	78.7	66.8
Total assets	$2,587.1	$3,070.2	$2,709.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$282.7	$561.4	$324.0
Accrued liabilities and other current liabilities	377.1	546.4	412.0
Current portion of operating lease liabilities	177.7	200.8	187.7
Current portion of long-term debt	10.8	10.9	10.8
Total current liabilities	848.3	1,319.5	934.5
Long-term debt	14.9	26.3	17.7
Operating lease liabilities	385.3	412.5	386.6
Other long-term liabilities	31.3	40.3	31.6
Total liabilities	1,279.8	1,798.6	1,370.4
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 306.2, 304.7 and 305.7 shares issued and outstanding, respectively	0.1	0.1	0.1
Additional paid-in capital	1,635.4	1,621.4	1,634.9
Accumulated other comprehensive loss	(83.1)	(79.9)	(83.6)
Retained loss	(245.1)	(270.0)	(212.8)
Total stockholders’ equity	1,307.3	1,271.6	1,338.6
Total liabilities and stockholders’ equity	$2,587.1	$3,070.2	$2,709.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net sales	$881.8	$1,237.1
Cost of sales	637.3	949.8
Gross profit	244.5	287.3
Selling, general and administrative expenses	295.1	345.7
Operating loss	(50.6)	(58.4)
Interest income, net	(14.9)	(9.7)
Other expense, net	—	1.9
Loss before income taxes	(35.7)	(50.6)
Income tax benefit	(3.4)	(0.1)
Net loss	$(32.3)	$(50.5)

Net loss per share:
Basic	$(0.11)	$(0.17)
Diluted	(0.11)	(0.17)

Weighted-average shares outstanding:
Basic	305.9	304.5
Diluted	305.9	304.5

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(in millions)
(unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Net loss	$(32.3)	$(50.5)
Other comprehensive loss:
Foreign currency translation adjustment	0.3	(8.1)
Reclassification of foreign currency gain included in net loss	—	(1.2)
Net change in unrealized gain on available-for-sale securities	0.2	0.4
Reclassification of realized loss on available-for-sale securities included in net loss	—	0.9
Total comprehensive loss	$(31.8)	$(58.5)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Three Months Ended
	May 4, 2024	April 29, 2023
Cash flows from operating activities:
Net loss	$(32.3)	$(50.5)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	16.8	13.7
Stock-based compensation expense	0.6	7.9
Loss on disposal of property and equipment, net	0.3	0.6
Other, net	(0.6)	0.2
Changes in operating assets and liabilities:
Receivables, net	33.4	35.6
Merchandise inventories, net	(43.2)	(83.1)
Prepaid expenses and other assets	8.5	(4.0)
Prepaid income taxes and income taxes payable	(5.1)	(0.2)
Accounts payable and accrued liabilities	(87.8)	(22.3)
Operating lease right-of-use assets and lease liabilities	1.1	(0.6)
Changes in other long-term liabilities	(1.5)	—
Net cash flows used in operating activities	(109.8)	(102.7)
Cash flows from investing activities:
Proceeds from sale of digital assets	—	1.3
Purchases of marketable securities	(7.5)	(211.0)
Proceeds from maturities and sales of marketable securities	201.9	212.2
Capital expenditures	(4.9)	(9.1)
Other	0.3	(0.1)
Net cash flows provided by (used in) by investing activities	189.8	(6.7)
Cash flows from financing activities:
Settlement of stock-based awards	—	(0.1)
Repayments of debt	(2.7)	(2.7)
Net cash flows used in financing activities	(2.7)	(2.8)
Exchange rate effect on cash, cash equivalents and restricted cash	1.3	(4.0)
Increase (decrease) in cash, cash equivalents and restricted cash	78.6	(116.2)
Cash, cash equivalents and restricted cash at beginning of period	938.9	1,196.0
Cash, cash equivalents and restricted cash at end of period	$1,017.5	$1,079.8

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation	—	—	—	0.3	—	0.3
Stock-based compensation expense	—	—	0.6	—	—	0.6
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on Marketable Securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	$0.1	$1,635.5	$(83.1)	$(245.1)	$1,307.3

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Stock-based compensation expense	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Balance at April 29, 2023	304.7	$0.1	$1,621.4	$(79.9)	$(270.0)	$1,271.6

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 53 weeks ended February 3, 2024 ("fiscal 2023") filed with the Securities and Exchange Commission ("SEC") on March 26, 2024, as amended by our Annual Report on Form 10-K/A filed with the SEC on March 27, 2024 (as amended, the “2023 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the three months ended May 4, 2024 are not indicative of our future results for the 52 weeks ending February 1, 2025 ("fiscal 2024"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2024 consists of 52 weeks ending on February 1, 2025. Fiscal 2023 consisted of 53 weeks ended on February 3, 2024. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
At-The-Market Equity Offering Program
On May 17, 2024, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”) providing for the sale by the Company of shares of our Class A common stock, par value $0.001 per share (“Common Shares”), from time to time through the Sales Agent in connection with an "at-the-market" equity offering program ("ATM Offering"). Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on May 17, 2024 (the "May Prospectus Supplement"), we sold an aggregate of 45.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $933.4 million.
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”) We sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2.137 billion.
We intend to use the net proceeds from the ATM Offering for general corporate purposes, which may include acquisitions and investments in a manner consistent with our investment policy.
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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

2.    Summary of Significant Accounting Policies
Included below are certain updates related to policies included in Part II, Item 8 "Notes to Consolidated Financial Statements", Note 2, Summary of Significant Accounting Policies," in the 2023 Annual Report on Form 10-K.

Cash and Cash Equivalents and Restricted Cash
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments with an original maturity of 90 days or less. Restricted cash consists primarily of bank deposits that collateralize our obligations to vendors and landlords.
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	May 4, 2024	April 29, 2023
Cash and cash equivalents	$999.9	$1,057.0
Restricted cash(1)	3.5	7.5
Long-term restricted cash(2)	14.1	15.3
Total cash, cash equivalents and restricted cash	$1,017.5	$1,079.8
_________________________________________________
(1)     Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets.
(2)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
Investments
We have traditionally invested our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Condensed Consolidated Balance Sheets. The Company classifies these marketable securities as available-for-sale debt securities and records them at fair value.
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
Assets Held-for-Sale
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

During the first quarter of fiscal 2023, we committed to a plan to sell property in our Europe segment consisting of a warehouse building and land with a total net carrying value of $9.4 million. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values. The building, land and other property and equipment were classified as assets held for sale in other noncurrent assets on our Condensed Consolidated Balance Sheets as of May 4, 2024.

During the fourth quarter of fiscal 2023, we announced plans to close our York, Pennsylvania distribution facility, to consolidate U.S. fulfillment activities to our Grapevine, Texas facility. This was completed during the first quarter of fiscal 2024.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended
	May 4, 2024	April 29, 2023
Hardware and accessories (1)	$505.3	$725.8
Software (2)	239.7	338.3
Collectibles	136.8	173.0
Total net sales	$881.8	$1,237.1
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
Performance Obligations
We have arrangements with customers where our performance obligations are satisfied over time, which primarily relate to extended warranties and our GameStop Pro® rewards program, formerly known as PowerUp Rewards. Our GameStop Pro® rewards program includes a subscription to Game Informer® magazine.
We expect to recognize revenue in future periods for remaining performance obligations we have associated with unredeemed gift cards, trade-in credits, reservation deposits and our GameStop Pro® rewards program (collectively, "unredeemed customer liabilities"), extended warranties, and subscriptions to our GameStop Pro® rewards program.
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
Revenue from subscription to our GameStop Pro® rewards program are recognized on a straight-line basis over a 12-month subscription term.
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	May 4, 2024	April 29, 2023
Unredeemed customer liabilities	$136.4	$180.4
Extended warranties	68.1	93.3
Subscriptions	48.7	51.8
Total performance obligations	$253.2	$325.5
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
Contract Balances
Our contract liabilities primarily consist of unredeemed customer liabilities and deferred revenues associated with gift cards, extended warranties and subscriptions to GameStop Pro® rewards program.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a rollforward of our contract liabilities:

	May 4, 2024	April 29, 2023
Contract liability beginning balance	$274.1	$338.2
Increase to contract liabilities (1)	134.9	169.6
Decrease to contract liabilities (2)	(155.4)	(181.3)
Other adjustments (3)	(0.4)	(1.0)
Contract liability ending balance	$253.2	$325.5
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards and trade-in credits, redemptions of reservation deposits, and redemptions, breakage, and expiration of loyalty points. Additionally this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During the three months ended May 4, 2024 and April 29, 2023, there were $28.6 million and $16.7 million of gift cards redeemed that were outstanding as of February 3, 2024 and January 28, 2023, respectively.
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
We opened investment portfolios consisting of U.S. government treasury notes and bills. These investments are classified as available-for-sale debt securities and reported at fair value on a recurring basis and utilize Level 1 inputs for measurement. Additionally, in the second quarter of fiscal 2023 we invested in certain time deposits, which are reported at fair value utilizing Level 1 inputs for measurement.
We measure the fair value of our foreign currency contracts, life insurance policies with cash surrender values and certain nonqualified deferred compensation liabilities based on Level 2 inputs using quotations provided by major market news services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, contractual prices for the underlying instruments, and other relevant economic measures, all of which are observable in active markets. When appropriate, valuations are adjusted to reflect credit considerations, generally based on available market evidence.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following tables present our assets and liabilities measured at fair value on a recurring basis:

	May 4, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$60.8	$0.2	$—	$61.0
Time Deposits(2)	22.3			22.3
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$83.3	$0.2	$—	$83.5
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	April 29, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$254.9	$0.4	$—	$255.3
Level 2:
Foreign currency contracts(5)	$0.7	$—	$—	$0.7
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$256.1	$0.4	$—	$256.5
Liabilities
Level 2:
Foreign currency contracts(4)	$6.7	$—	$—	$6.7
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$7.1	$—	$—	$7.1

	February 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$265.3	$—	$—	$265.3
Time Deposits(2)	$14.9			$14.9
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$280.7	$—	$—	$280.7
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4
_________________________________________________
(1)     Recognized in cash and cash equivalents and marketable securities on our Condensed Consolidated Balance Sheets.
(2)    Recognized in marketable securities on our Balance Sheets.
(3)    Recognized in other noncurrent assets on our Condensed Consolidated Balance Sheets.
(4)    Recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Balance Sheets.
(5)    Recognized in prepaid expenses and other current assets on our Condensed Consolidated Balance Sheets

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

Assets that are Measured at Fair Value on a Nonrecurring Basis
Assets that are measured at fair value on a nonrecurring basis relate primarily to property and equipment, operating lease right-of-use ("ROU") assets and other intangible assets, including digital assets, which are remeasured when the estimated fair value is below its carrying value. When we determine that impairment has occurred, the carrying value of the asset is reduced to its fair value. Fair value of digital assets held is based on Level 1 inputs, as described above, and impairment losses for digital assets cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset.
As of May 4, 2024, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $25.7 million and a fair value of $29.9 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
The carrying values of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
5.    Debt
As of May 4, 2024, April 29, 2023 and February 3, 2024, there was $25.7 million, $37.2 million and $28.5 million of outstanding debt, respectively. Total outstanding debt includes $10.8 million, $10.9 million and $10.8 million of short-term debt as of May 4, 2024, April 29, 2023 and February 3, 2024, respectively, which represents the current portion of the French Term Loans.
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
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 4, 2024, we had approximately $9.5 million of outstanding letters of credit and other bank guarantees under facilities outside of our $250 million revolving line of credit which matures in November 2026, of which $5.8 million are supported by cash collateral and included in restricted cash.
During the three months ended May 4, 2024, there were no material changes to our commitments as disclosed in our 2023 Annual Report on Form 10-K.
Legal Proceedings
In the ordinary course of business, we are, from time to time, subject to various legal proceedings, including matters involving wage and hour employee class actions, stockholder actions, and consumer class actions, violent acts, and other conflicts. We may enter into discussions regarding settlement of these and other types of lawsuits, and may enter into settlement agreements, if we believe settlement is in the best interest of our stockholders. We do not believe that any such existing legal proceedings or settlements, individually or in the aggregate, will have a material effect on our financial condition, results of operations or liquidity.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended
	May 4, 2024	April 29, 2023
Weighted-average common shares outstanding	305.9	304.5
Dilutive effect of restricted stock awards	—	—
Weighted-average diluted common shares	305.9	304.5

Anti-dilutive shares:
Restricted stock units	2.7	5.1
Restricted stock	—	0.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe currently include retail and ecommerce operations in France, Italy and Germany. Our segment results for Europe previously also included retail operations in Austria, Switzerland and Ireland. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three months ended May 4, 2024 and April 29, 2023.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended May 4, 2024
Net sales	$617.3	$42.6	$79.6	$142.3	$881.8
Operating loss	(25.3)	(4.5)	(8.1)	(12.7)	(50.6)
Three Months Ended April 29, 2023
Net sales	$832.4	$62.7	$115.4	$226.6	$1,237.1
Operating loss	(26.3)	(3.8)	(6.0)	(22.3)	(58.4)

9.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the three months ended May 4, 2024.
We recognized an income tax benefit of $3.4 million, or 9.5%, for the three months ended May 4, 2024 compared to an income tax benefit of $0.1 million, or 0.2%, for the three months ended April 29, 2023. Our effective income tax rate for the three months ended May 4, 2024 as well as the three months ended April 29, 2023 are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion should be read in conjunction with the information contained in our condensed consolidated financial statements, including the notes thereto set forth in Part I, Item 1 of this Form 10-Q. Statements regarding future economic performance, management’s plans and objectives, and any statements concerning assumptions related to the foregoing contained in Management’s Discussion and Analysis of Financial Condition and Results of Operations constitute forward-looking statements. These statements are only predictions based on current expectations and assumptions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. All forward-looking statements included in this Form 10-Q are based upon information available to us as of the filing date of this Form 10-Q, and we undertake no obligation to update or revise any of these forward-looking statements for any reason, whether as a result of new information, future events or otherwise after the date of this Form 10-Q, except as required by law. You should not place undue reliance on these forward-looking statements. The forward-looking statements involve a number of risks and uncertainties. Although we believe that the expectations reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Certain factors, which may cause actual results to vary materially from these forward-looking statements, accompany such statements and are discussed in our 2023 Annual Report on Form 10-K, including the disclosures under Part I, Item 1A "Risk Factors".
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our,” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2024 consists of 52 weeks ending February 1, 2025 ("fiscal 2024"). Fiscal 2023 consisted of 53 weeks ended on February 3, 2024. All three-month periods presented herein contain 13 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
As part of our efforts to achieve sustained profitability, we continue to evaluate our portfolio of assets to validate their strategic and financial fit and to eliminate redundancies. During fiscal 2023, we exited our operations in Ireland, Switzerland, and Austria. While we expect our cost containment efforts to yield reductions in selling, general and administrative ("SG&A") expenses in the long term, we have incurred and may continue to incur non-recurring costs related to these efforts in the short term.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	May 4, 2024		April 29, 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$881.8	100.0%	$1,237.1	100.0%	$(355.3)	(28.7)%
Cost of sales	637.3	72.3	949.8	76.8	(312.5)	(32.9)
Gross profit	244.5	27.7	287.3	23.2	(42.8)	(14.9)
Selling, general and administrative expenses	295.1	33.5	345.7	27.9	(50.6)	(14.6)
Operating loss	(50.6)	(5.7)	(58.4)	(4.7)	7.8	13.4
Interest income, net	(14.9)	(1.7)	(9.7)	(0.8)	(5.2)	(53.6)
Other expense, net	—	—	1.9	0.2	(1.9)	(100.0)
Loss before income taxes	(35.7)	(4.0)	(50.6)	(4.1)	14.9	29.4
Income tax benefit	(3.4)	(0.4)	(0.1)	—	(3.3)	NM1
Net loss	$(32.3)	(3.7)%	$(50.5)	(4.1)%	$18.2	36.0%

(1) “NM” is data that is not meaningful.
The Three Months Ended May 4, 2024 Compared to the Three Months Ended April 29, 2023
Net Sales
The following table presents net sales by significant product category:

	Three months ended
	May 4, 2024		April 29, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$505.3	57.3%	$725.8	58.7%
Software	239.7	27.2	338.3	27.3
Collectibles	136.8	15.5	173.0	14.0
Total net sales	$881.8	100.0%	$1,237.1	100.0%
The following table presents net sales by reportable segment:

	Three Months Ended
	May 4, 2024		April 29, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$617.3	70.0%	$832.4	67.3%
Canada	42.6	4.8	62.7	5.1
Australia	79.6	9.0	115.4	9.3
Europe	142.3	16.1	226.6	18.3
Total net sales	$881.8	100.0%	$1,237.1	100.0%

Net sales decreased $355.3 million or 28.7%, for the three months ended May 4, 2024 compared to the prior year.
During the three months ended May 4, 2024, net sales in our Europe, Canada, Australia, and United States segments decreased by 37.2%, 32.1%, 31.0%, and 25.8%, respectively, compared to the prior year. The decrease in consolidated net sales for the three months ended May 4, 2024 compared to the prior year was primarily attributable to a $98.6 million, or 29.1%, decline in the sale of new software, a $220.5 million, or 30.4%, decline in the sale of hardware and accessories, and a $36.2 million, or 20.9%, decline in the sale of collectibles.
1

Gross Profit
During the three months ended May 4, 2024, gross profit decreased $42.8 million, or 14.9%, compared to the prior year. Gross profit as a percentage of net sales increased to 27.7%, compared to 23.2% in the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary, partially offset by $10.8 million, or 38%, decrease in freight expenses from added cost optimizations.
Selling, General and Administrative Expenses
During the three months ended May 4, 2024, SG&A expenses decreased $50.6 million, or 14.6%, compared to the prior year. SG&A expenses as a percentage of sales increased to 33.5% in the current year compared to 27.9% in the prior year.
The decrease in SG&A expenses for the three months ended May 4, 2024 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service, and marketing costs of $49.7 million, driven by our continued focus on cost reduction efforts, partially offset by $14.3 million of deferred income recognized in the prior year in connection with our NFT marketplace. Store related costs decreased $6.1 million in the current year in connection with prior year store closures, primarily in our European segment.
Interest Income, net
During the three months ended May 4, 2024, we recognized net interest income of $14.9 million, compared to net interest income of $9.7 million in the prior year. The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents, and marketable securities.
Income Tax
We recognized income tax benefit of $3.4 million for the three months ended May 4, 2024 compared to an income tax benefit of $0.1 million for the same period in 2023. Our effective income tax rate was 9.5% for the three months ended May 4, 2024 compared to 0.2% for the same period in 2023.
Our effective income tax rate for the three months ended May 4, 2024 as well as the three months ended April 29, 2023 are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	May 4, 2024	April 29, 2023	February 3, 2024
Cash and cash equivalents	$999.9	$1,057.0	$921.7
Marketable securities	83.0	253.1	277.6
Cash, cash equivalents and marketable securities	$1,082.9	$1,310.1	$1,199.3
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of May 4, 2024, we had total unrestricted cash and cash equivalents on hand of $999.9 million, marketable securities of $83.0 million, and an additional $244.1 million of effective available borrowing capacity under our revolving credit facilities.
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
We opened investment portfolios consisting of U.S. government treasury notes and bills. Additionally, we also invested in time deposits. As of May 4, 2024, the investment portfolios' aggregate balance was $83.0 million, all of which are recognized in marketable securities. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.

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
On December 5, 2023, the Board of Directors approved a new Investment Policy. Subsequently, on March 21, 2024, the
Board of Directors amended the new Investment Policy. See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for more information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of May 4, 2024, $25.7 million remains outstanding.
In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit which matures in November 2026 ("2026 Revolver"). The 2026 Revolver includes a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit. On March
22, 2024, we delivered an irrevocable notice pursuant to the 2026 Revolver that reduces the $500 million revolving line of credit to $250 million. The 2026 Revolver will continue to include a $50 million swing loan sub-facility, a $50 million Canadian sub-facility and a $250 million letter of credit sublimit.
As of the end of the first quarter of 2024, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $244.1 million, with no outstanding borrowings and outstanding standby letters of credit of $5.9 million.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of May 4, 2024, we had bank guarantees outstanding in the amount of $9.5 million outside of the 2026 Revolver.
On May 17, 2024, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales
Agent”) providing for the sale by the Company of shares of our Class A common stock, par value $0.001 per share (“Common
Shares”), from time to time, through the Sales Agent in connection with an “at-the-market offering” program (the “ATM
Offering”). Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on May 17, 2024 (the “May Prospectus Supplement”), we sold an aggregate of 45.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $933.4 million.

Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”), we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2.137 billion.

We intend to use the net proceeds from the ATM Offering for general corporate purposes, which may include acquisitions and investments in a manner consistent with the Investment Policy.

Cash Flows

	Three Months Ended
	May 4, 2024	April 29, 2023	Change
Cash used in operating activities	$(109.8)	$(102.7)	$(7.1)
Cash provided by (used in) investing activities	189.8	(6.7)	196.5
Cash used in financing activities	(2.7)	(2.8)	0.1
Exchange rate effect on cash, cash equivalents and restricted cash	1.3	(4.0)	5.3
Increase (decrease) in cash, cash equivalents and restricted cash	$78.6	$(116.2)	$194.8
Operating Activities
During the three months ended May 4, 2024, cash flows from operating activities were an outflow of $109.8 million, compared with an outflow of $102.7 million during the same period last year. Cash used in operating activities during the three months ended May 4, 2024 was primarily due to the impact of our net loss, an increase in merchandise inventory, and a decrease in trade payables, partially offset by a reduction in accounts receivable. Cash used in operating activities during the three months ended April 29, 2023 was primarily due to the impact of our net loss and an increase in merchandise inventory, partially offset by an increase in trade payables and a reduction in accounts receivable.
Investing Activities
Cash flows from investing activities were an inflow of $189.8 million during the three months ended May 4, 2024 compared to an outflow of $6.7 million during the same period last year. Cash provided by investing activities during the three months ended May 4, 2024 was primarily attributable to the maturity of marketable securities. Cash provided by investing activities during the three months ended April 29, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities.
Financing Activities
Cash flows from financing activities were an outflow of $2.7 million during the three months ended May 4, 2024 compared to an outflow of $2.8 million during the comparable prior year period. Cash used in financing activities during both the three months ended May 4, 2024 and the three months ended April 29, 2023 was primarily attributable to the repayments on our government-guaranteed low interest French term loans due through October 2026.
CRITICAL ACCOUNTING POLICIES
Our condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and exclude certain disclosures required under GAAP for complete consolidated financial statements. Preparation of these statements requires us to make judgments and estimates. Some accounting policies have a significant impact on amounts reported in these condensed consolidated financial statements. For a summary of significant accounting policies and the means by which we develop estimates thereon, see “Part II—Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2023 Annual Report on Form 10-K. There have been no material changes to our critical accounting policies from those included in our 2023 Annual Report on Form 10-K.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS
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
We did not adopt any Accounting Standard Updates (“ASU”) in the first quarter of fiscal 2024. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.
OFF-BALANCE SHEET ARRANGEMENTS

We had no material off-balance sheet arrangements as of May 4, 2024 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2023 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of May 4, 2024 at the reasonable assurance level.
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

ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those risk factors set out below and those described in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K for the year ended February 3, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
As of June 5, 2024, there were approximately 351,217,517 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 276.6 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 79% of our outstanding shares) and approximately 74.6 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 21% of our outstanding shares) as of June 5, 2024.

On June 11, 2024, we announced that we have completed our previously disclosed ATM Offering under the June Prospectus Supplement. Pursuant to the June Prospectus Supplement, we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2.137 billion. We issued a press release announcing the completion of the ATM Offering, a copy of which is attached hereto as Exhibit 99.1, and the information in Exhibit 99.1 is incorporated herein by reference.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1	Separation Agreement and Mutual Release of Claims, dated April 4, 2024 between the Company and Nir Patel.	Current Report on Form 8-K	April 4, 2024

10.2*	Letter Agreement between Daniel Moore and GameStop Corp., executed April 11, 2024.	Filed herewith.

10.3†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
Furnished herewith.

99.1	Press Release issued by GameStop Corp., dated June 11, 2024.	Filed herewith.

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Submitted electronically herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Submitted electronically herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Submitted electronically herewith.

* This exhibit is a management or compensatory contract.
† Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted documents to the Securities and Exchange Commission upon.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

Date: June 11, 2024	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer