Form 10-Q
period 2024-08-03
GameStop Corp.
filed 2024-09-10
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 3, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of September 4, 2024: 426,509,592

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	August 3, 2024	July 29, 2023	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,193.1	$894.7	$921.7
Marketable securities	11.1	300.0	277.6
Receivables, net of allowance of $4.4, $2.2 and $4.4, respectively	59.7	75.6	91.0
Merchandise inventories, net	560.0	676.9	632.5
Prepaid expenses and other current assets	60.0	58.0	51.4
Total current assets	4,883.9	2,005.2	1,974.2
Property and equipment, net of accumulated depreciation of $846.0, $983.0 and $851.2, respectively	78.9	119.3	94.9
Operating lease right-of-use assets	490.9	583.0	555.8
Deferred income taxes	17.5	17.6	17.3
Other noncurrent assets	65.1	78.6	66.8
Total assets	$5,536.3	$2,803.7	$2,709.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$220.5	$378.0	$324.0
Accrued liabilities and other current liabilities	377.8	487.5	412.0
Current portion of operating lease liabilities	174.2	194.9	187.7
Current portion of long-term debt	11.0	11.0	10.8
Total current liabilities	783.5	1,071.4	934.5
Long-term debt	12.4	23.6	17.7
Operating lease liabilities	335.9	405.7	386.6
Other long-term liabilities	21.1	35.8	31.6
Total liabilities	1,152.9	1,536.5	1,370.4
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 426.5, 305.2 and 305.7 shares issued and outstanding, respectively	0.2	0.1	0.1
Additional paid-in capital	4,696.5	1,621.1	1,634.9
Accumulated other comprehensive loss	(83.0)	(81.2)	(83.6)
Retained loss	(230.3)	(272.8)	(212.8)
Total stockholders’ equity	4,383.4	1,267.2	1,338.6
Total liabilities and stockholders’ equity	$5,536.3	$2,803.7	$2,709.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net sales	$798.3	$1,163.8	$1,680.1	$2,400.9
Cost of sales	549.5	857.9	1,186.8	1,807.7
Gross profit	248.8	305.9	493.3	593.2
Selling, general and administrative expenses	270.8	322.5	565.9	668.2
Operating loss	(22.0)	(16.6)	(72.6)	(75.0)
Interest income, net	(39.5)	(11.6)	(54.4)	(21.3)
Other income, net	—	(2.0)	—	(0.1)
Income (loss) before income taxes	17.5	(3.0)	(18.2)	(53.6)
Income tax expense (benefit)	2.7	(0.2)	(0.7)	(0.3)
Net income (loss)	$14.8	$(2.8)	$(17.5)	$(53.3)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$(0.05)	$(0.17)
Diluted	0.04	(0.01)	(0.05)	(0.17)

Weighted-average shares outstanding:
Basic	386.4	304.8	346.2	304.7
Diluted	387.2	304.8	346.2	304.7

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Net income (loss)	$14.8	$(2.8)	$(17.5)	$(53.3)
Other comprehensive loss:
Foreign currency translation adjustment	0.1	1.4	0.4	(6.7)
Reclassification of foreign currency gain included in net income	—	(1.9)	—	(3.1)
Net change in unrealized gain (loss) on available-for-sale securities	—	(0.9)	0.2	(0.5)
Reclassification of realized loss on available-for-sale securities included in net loss	—	0.1	—	1.0
Total comprehensive income (loss)	$14.9	$(4.1)	$(16.9)	$(62.6)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Six Months Ended
	August 3, 2024	July 29, 2023
Cash flows from operating activities:
Net loss	$(17.5)	$(53.3)
Adjustments to reconcile net loss to net cash flows used in operating activities:
Depreciation and amortization	24.4	26.3
Stock-based compensation expense, net	6.0	7.6
(Gain) loss on disposal of property and equipment, net	(2.3)	0.6
Other, net	0.5	(2.9)
Changes in operating assets and liabilities:
Receivables, net	33.9	79.0
Merchandise inventories, net	72.7	0.4
Prepaid expenses and other assets	(2.1)	4.0
Prepaid income taxes and income taxes payable	(3.4)	(1.3)
Accounts payable and accrued liabilities	(143.7)	(267.4)
Operating lease right-of-use assets and lease liabilities	0.5	(3.4)
Changes in other long-term liabilities	(10.2)	(1.4)
Net cash flows used in operating activities	(41.2)	(211.8)
Cash flows from investing activities:
Proceeds from sale of property and equipment	9.8	—
Proceeds from sale of digital assets	—	2.8
Purchases of marketable securities	(7.5)	(313.0)
Proceeds from maturities and sales of marketable securities	273.9	270.5
Capital expenditures	(8.0)	(19.2)
Net cash flows provided by (used in) investing activities	268.2	(58.9)
Cash flows from financing activities:
Settlement of stock-based awards	—	(0.1)
Proceeds from issuance of shares in at-the-market (ATM) offering, net of costs	3,055.7	—
Repayments of debt	(5.5)	(5.4)
Net cash flows provided by (used in) financing activities	3,050.2	(5.5)
Exchange rate effect on cash, cash equivalents and restricted cash	0.9	(4.6)
Increase (decrease) in cash, cash equivalents and restricted cash	3,278.1	(280.8)
Cash, cash equivalents and restricted cash at beginning of period	938.9	1,196.0
Cash, cash equivalents and restricted cash at end of period	$4,217.0	$915.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation	—	—	—	0.3	—	0.3
Stock-based compensation expense, net	—	—	0.6	—	—	0.6
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on Marketable Securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	0.1	1,635.5	(83.1)	(245.1)	1,307.4
Net income	—	—	—	—	14.8	14.8
Issuance of common stock, net of cost	120.3	0.1	3,055.6	—	—	3,055.7
Foreign currency translation	—	—	—	0.1	—	0.1
Stock-based compensation expense, net	—	—	5.4	—	—	5.4
Balance at August 3, 2024	426.5	$0.2	$4,696.5	$(83.0)	$(230.3)	$4,383.4

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Reclassification of foreign currency loss to net income	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense, net	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Net change in unrealized loss on available-for-sale securities	—	—	—	0.4	—	0.4
Reclassification of realized loss on marketable securities included in net loss	—	—	—	0.9	—	0.9
Balance at April 29, 2023	304.7	0.1	1,621.4	(79.9)	(270.0)	1,271.6
Net loss	—	—	—	—	(2.8)	(2.8)
Foreign currency translation	—	—	—	1.4	—	1.4
Reclassification of foreign currency loss to net income	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense, net	—	—	(0.3)	—	—	(0.3)
Settlement of stock-based awards	0.5	—	—	—	—	—
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Reclassification of realized loss on marketable securities included in net loss	—	—	—	0.1	—	0.1
Balance at July 29, 2023	305.2	$0.1	$1,621.1	$(81.2)	$(272.8)	$1,267.2

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 53 weeks ended February 3, 2024 ("fiscal 2023") filed with the Securities and Exchange Commission ("SEC") on March 26, 2024, as amended by our Annual Report on Form 10-K/A filed with the SEC on March 27, 2024 (as amended, the “2023 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the six months ended August 3, 2024 are not indicative of our future results for the 52 weeks ending February 1, 2025 ("fiscal 2024"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2024 consists of 52 weeks ending on February 1, 2025. Fiscal 2023 consisted of 53 weeks ended on February 3, 2024. All three month periods presented herein contain 13 weeks and all six month periods presented herein contain 26 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
At-The-Market Equity Offering Program
On May 17, 2024, we entered into an Open Market Sale AgreementSM (the “Sales Agreement”) with Jefferies LLC (the “Sales Agent”) providing for the sale by the Company of shares of our Class A common stock, par value $0.001 per share (“Common Shares”), from time to time through the Sales Agent in connection with an "at-the-market" equity offering program ("ATM Offering"). Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on May 17, 2024 (the "May Prospectus Supplement"), we sold an aggregate of 45.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $933.4 million. Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024 (the “June Prospectus Supplement”), we sold an additional aggregate of 75.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2,137 million.
We intend to use the net proceeds from the ATM Offerings for general corporate purposes, which may include acquisitions and investments in a manner consistent with our investment policy.
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
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	August 3, 2024	July 29, 2023	February 3, 2024
Cash and cash equivalents	$4,193.1	$894.7	$921.7
Restricted cash(1)	3.5	5.1	3.5
Long-term restricted cash(2)	20.4	15.4	13.7
Total cash, cash equivalents and restricted cash	$4,217.0	$915.2	$938.9
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
On December 5, 2023, the Board of Directors approved a new investment policy (the “Investment Policy”). Subsequently, on March 21, 2024, the Board of Directors unanimously authorized revisions to the Investment Policy to codify the role of certain members of the Board of Directors in overseeing the Company’s investments. In accordance with the revised Investment Policy, the Board of Directors has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee consisting of the Company's Chairman of the Board of Directors and Chief Executive Officer, Ryan Cohen, and two independent members of the Board of Directors, together with such personnel and advisors as the Investment Committee may choose.
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
During the first half of fiscal 2023, we committed to a plan to sell additional properties in our Europe segment, consisting of buildings, land, and other property and equipment. The remaining total net carrying value of these properties was $2.1 million as of August 3, 2024. There were no impairment charges recognized on these asset groups as the estimated fair value exceeded their respective carrying values. The asset groups are classified as assets held for sale in other noncurrent assets on our Condensed Consolidated Balance Sheets as of August 3, 2024, and were sold subsequent to August 3, 2024.
During the fourth quarter of fiscal 2023, we announced plans to close our York, Pennsylvania fulfillment facility, to consolidate U.S. fulfillment activities to our Grapevine, Texas facility. This was completed during the first quarter of fiscal 2024.

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Hardware and accessories (1)	$451.2	$597.0	$956.5	$1,322.8
Software (2)	207.7	397.0	447.4	735.4
Collectibles	139.4	169.8	276.2	342.7
Total net sales	$798.3	$1,163.8	$1,680.1	$2,400.9
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
Revenue for subscription to our GameStop Pro® rewards program are recognized on a straight-line basis over a 12-month subscription term.
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	August 3, 2024	July 29, 2023
Unredeemed customer liabilities	$140.2	$163.4
Extended warranties	59.9	82.8
Subscriptions	48.1	40.5
Total performance obligations	$248.2	$286.7
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a rollforward of our contract liabilities:

	August 3, 2024	July 29, 2023
Contract liability beginning balance	$253.1	$338.2
Increase to contract liabilities (1)	140.3	320.1
Decrease to contract liabilities (2)	(145.3)	(371.0)
Other adjustments (3)	0.1	(0.6)
Contract liability ending balance	$248.2	$286.7
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions of reservation deposits, and redemptions, breakage, and expiration of loyalty points. Additionally, this included revenues recognized for our GameStop Pro® rewards program and extended warranties. During the six months ended August 3, 2024 and July 29, 2023, there were $26.3 million and $25.5 million, respectively, of gift cards redeemed that were outstanding as of February 3, 2024 and January 28, 2023, respectively.
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
Our investments in U.S. government treasury notes and bills are classified as available-for-sale debt securities, are reported at fair value on a recurring basis, and utilize Level 1 inputs for measurement. Our investments in time deposits are reported at fair value and utilize Level 1 inputs for measurement.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following tables present our assets and liabilities measured at fair value on a recurring basis:

	August 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$—	$—	$—	$—
Time Deposits(2)	11.1	—	—	11.1
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$11.3	$—	$—	$11.3
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	July 29, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$258.5	$—	$(0.4)	$258.1
Time Deposits(2)	$42.9	$—	$—	$42.9
Level 2:
Company-owned life insurance(3)	0.4	—	—	0.4
Total assets	$301.8	$—	$(0.4)	$301.4
Liabilities
Level 2:
Foreign currency contracts(4)	$6.4	$—	$—	$6.4
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$6.8	$—	$—	$6.8

	February 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$265.3	$—	$—	$265.3
Time Deposits(2)	14.9	—	—	14.9
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$280.7	$—	$—	$280.7
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4
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
As of August 3, 2024, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $23.4 million and a fair value of $26.9 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
The carrying value of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
5.    Debt
As of August 3, 2024, July 29, 2023 and February 3, 2024, there was $23.4 million, $34.6 million and $28.5 million, of outstanding debt, respectively. Total outstanding debt includes $11.0 million, $11.0 million and $10.8 million of short-term debt as of August 3, 2024, July 29, 2023 and February 3, 2024, respectively, which represents the current portion of the French Term Loans.
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
6.    Commitments and Contingencies
Letter of Credit Facilities
We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral, and also had the ability to issue letters of credit from time to time pursuant to our $250 million revolving credit facility, which matures in November 2026 (the "2026 Revolver").
As of August 3, 2024, we had approximately $5.9 million of outstanding letters of credit issued under the 2026 Revolver. We also had $9.7 million of outstanding letters of credit and other bank guarantees issued outside of the 2026 Revolver, of which $8.3 million are supported by cash collateral and included in restricted cash.
During the six months ended August 3, 2024, there were no material changes to our commitments as disclosed in our 2023 Annual Report on Form 10-K.
On August 27, 2024, we voluntarily terminated the 2026 Revolver, including all commitments and obligations thereunder. In connection with the termination we cancelled all letters of credit issued thereunder and replaced them with letters of credit issued under uncommitted letter of credit facilities supported by cash collateral.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Six Months Ended
	August 3, 2024	July 29, 2023	August 3, 2024	July 29, 2023
Weighted-average common shares outstanding	386.4	304.8	346.2	304.7
Dilutive effect of restricted stock awards	0.8	—	—	—
Weighted-average diluted common shares	387.2	304.8	346.2	304.7

Anti-dilutive shares:
Restricted stock units	1.9	4.0	2.7	4.0

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe currently include retail and ecommerce operations in France, Italy and Germany. Our segment results for Europe previously also included retail operations in Austria, Switzerland and Ireland. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and six months ended August 3, 2024 and July 29, 2023.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended August 3, 2024
Net sales	$545.6	$37.7	$87.8	$127.2	$798.3
Operating loss	(1.5)	(4.2)	(5.9)	(10.4)	(22.0)
Three Months Ended July 29, 2023
Net sales	$760.2	$66.0	$124.1	$213.5	$1,163.8
Operating earnings (loss)	4.7	(3.1)	(3.8)	(14.4)	(16.6)

	United States	Canada	Australia	Europe	Consolidated
Six Months Ended August 3, 2024
Net sales	$1,162.9	$80.3	$167.4	$269.5	$1,680.1
Operating loss	(26.9)	(8.6)	(14.0)	(23.1)	(72.6)
Six Months Ended July 29, 2023
Net sales	$1,592.6	$128.8	$239.4	$440.1	$2,400.9
Operating loss	(21.5)	(6.8)	(9.8)	(36.9)	(75.0)
9.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the six months ended August 3, 2024.
We recognized an income tax expense of $2.7 million, or 15.4%, for the three months ended August 3, 2024 compared to an income tax benefit of $0.2 million, or 6.7%, for the three months ended July 29, 2023. Our effective income tax rate for the three months ended August 3, 2024 as well as the six months ended August 3, 2024 are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain foreign and state jurisdictions in which we operate.

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
•Achieve Profitability. During fiscal 2023, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment, including closing underperforming stores, as we look to operate with increased efficiency.
•Leverage Brand Equity to Support Growth. GameStop has many strengths and assets, including strong household brand recognition and a significant store network.
We believe these efforts are important aspects of our continued business to enable long-term value creation for our shareholders.
As part of our efforts to achieve sustained profitability, we continue to evaluate our international assets and operations, to determine their strategic and financial fit and to eliminate redundancies and underperforming assets. During fiscal 2023, we exited our operations in Ireland, Switzerland, and Austria.
We have also initiated a comprehensive store portfolio optimization review which involves identifying stores for closure based on many factors, including an evaluation of current market conditions and individual store performance. While this review is ongoing and a specific set of stores has not been identified for closure, we anticipate that it may result in the closure of a larger number of stores than we have closed in the past few years.
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

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	August 3, 2024		July 29, 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$798.3	100.0%	$1,163.8	100.0%	$(365.5)	(31.4)%
Cost of sales	549.5	68.8	857.9	73.7	(308.4)	(35.9)
Gross profit	248.8	31.2	305.9	26.3	(57.1)	(18.7)
Selling, general and administrative expenses	270.8	33.9	322.5	27.7	(51.7)	(16.0)
Operating loss	(22.0)	(2.8)	(16.6)	(1.4)	(5.4)	(32.5)
Interest income, net	(39.5)	(4.9)	(11.6)	(1.0)	(27.9)	240.5
Other income, net	—	—	(2.0)	(0.2)	2.0	100.0
Income (loss) before income taxes	17.5	2.2	(3.0)	(0.3)	20.5	683.3
Income tax expense (benefit)	2.7	0.3	(0.2)	—	2.9	NM
Net income (loss)	$14.8	1.9%	$(2.8)	(0.2)%	$17.6	628.6%

	Six Months Ended
	August 3, 2024		July 29, 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$1,680.1	100.0%	$2,400.9	100.0%	$(720.8)	(30.0)%
Cost of sales	1,186.8	70.6	1,807.7	75.3	(620.9)	(34.3)
Gross profit	493.3	29.4	593.2	24.7	(99.9)	(16.8)
Selling, general and administrative expenses	565.9	33.7	668.2	27.8	(102.3)	(15.3)
Operating loss	(72.6)	(4.3)	(75.0)	(3.1)	2.4	3.2
Interest income, net	(54.4)	(3.2)	(21.3)	(0.9)	(33.1)	155.4
Other income, net	—	—	(0.1)	—	0.1	(100.0)
Loss before income taxes	(18.2)	(1.1)	(53.6)	(2.2)	35.4	66.0
Income tax benefit	(0.7)	—	(0.3)	—	(0.4)	133.3
Net loss	$(17.5)	1.1%	$(53.3)	(2.2)%	$35.8	67.2%
(1) “NM” is data that is not meaningful.

The Three and Six Months Ended August 3, 2024 Compared to the Three and Six Months Ended July 29, 2023
Net Sales
The following table presents net sales by significant product category:

	Three months ended				Six Months Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$451.2	56.5%	$597.0	51.3%	$956.5	56.9%	$1,322.8	55.1%
Software	207.7	26.0	397.0	34.1	447.4	26.6	735.4	30.6
Collectibles	139.4	17.5	169.8	14.6	276.2	16.4	342.7	14.3
Total net sales	$798.3	100.0%	$1,163.8	100.0%	$1,680.1	100.0%	$2,400.9	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Six Months Ended
	August 3, 2024		July 29, 2023		August 3, 2024		July 29, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$545.6	68.3%	$760.2	65.4%	$1,162.9	69.2%	$1,592.6	66.3%
Canada	37.7	4.7	66.0	5.7	80.3	4.8	128.8	5.4
Australia	87.8	11.0	124.1	10.7	167.4	10.0	239.4	10.0
Europe	127.2	15.9	213.5	18.3	269.5	16.0	440.1	18.3
Total net sales	$798.3	100.0%	$1,163.8	100.0%	$1,680.1	100.0%	$2,400.9	100.0%
Net sales decreased $365.5 million, or 31.4%, for the three months ended August 3, 2024 compared to the prior year.
During the three months ended August 3, 2024, net sales in our Canada, Europe, Australia, and United States segments decreased by 42.9%, 40.4%, 29.3%, and 28.2%, respectively, compared to the prior year. The decrease in consolidated net sales for the three months ended August 3, 2024 compared to the prior year was primarily attributable to a $189.3 million, or 47.7%, decline in the sale of software, a $145.8 million, or 24.4%, decline in the sale of hardware and accessories, and a $30.4 million, or 17.9%, decline in the sale of collectibles.
Net sales decreased $720.8 million, or 30.0%, for the six months ended August 3, 2024 compared to the prior year.
During the six months ended August 3, 2024, net sales in our Europe, Canada, Australia, and United States segments decreased by 38.8%, 37.7%, 30.1%, and 27.0%, respectively, compared to the prior year. The decrease in consolidated net sales for the six months ended August 3, 2024 was primarily attributable to a $288.0 million, or 39.2%, decline in the sale of software, a $366.3 million, or 27.7%, decline in the sale of hardware and accessories, and a $66.5 million, or 19.4%, decline in the sale of collectibles.
Gross Profit
During the three months ended August 3, 2024, gross profit decreased $57.1 million, or 18.7%, compared to the prior year. Gross profit as a percentage of net sales increased to 31.2%, compared to 26.3% in the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary.
During the six months ended August 3, 2024, gross profit decreased $99.9 million, or 16.8%, compared to the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary. Gross profit as a percentage of net sales increased to 29.4%, compared to 24.7% in the prior year. The increase in gross profit as a percentage of net sales is primarily due to improvements in inventory management.
Selling, General and Administrative Expenses
During the three months ended August 3, 2024, SG&A expenses decreased $51.7 million, or 16.0%, compared to the prior year. SG&A expenses as a percentage of sales increased to 33.9%, compared to 27.7% in the prior year.
The decline in SG&A expenses for the three months ended August 3, 2024 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service, and marketing costs of $41.7 million, driven by our continued focus on cost reduction efforts, and a $6.4 million benefit from legal settlements in the current year period, partially offset by $14.3 million of deferred income recognized in the prior year in connection with our NFT marketplace. Additionally, store-related costs decreased $8.4 million compared to the prior year in connection with prior year store closures, primarily in our European segment.
During the six months ended August 3, 2024, SG&A expenses decreased $102.3 million, or 15.3%, compared to the prior year. SG&A expenses as a percentage of sales increased to 33.7%, compared to 27.8% in the prior year.
The decline in SG&A expenses for the six months ended August 3, 2024 compared to the prior year is primarily attributable to a $102.7 million reduction in labor-related, consulting service, and marketing costs, driven by our continued focus on cost reduction efforts, and a $6.4 million benefit from legal settlements in the current year period, partially offset by $28.6 million of deferred income recognized in the prior year in connection with our NFT marketplace, and $10 million of accelerated depreciation expense recognized in the current year in connection with the closure of our York, Pennsylvania fulfillment facility. Additionally, store-related costs decreased $14.4 million in the current year in connection with prior year store closures, primarily in our European segment.

Interest Income, net
During the three and six months ended August 3, 2024, we recognized net interest income of $39.5 million and $54.4 million, respectively, compared to net interest income of $11.6 million and $21.3 million for the three and six months ended July 29, 2023.
The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents, and marketable securities, as well as return on cash received from the issuance and sale of shares of our common stock from the ATM Offering.
Income Tax
We recognized income tax expense of $2.7 million for the three months ended August 3, 2024 compared to an income tax benefit of $0.2 million for the three months ended July 29, 2023. Our effective income tax rate was 15.4% for the three months ended August 3, 2024 compared to 6.7% for the three months ended July 29, 2023.
Our effective income tax rate for the three months ended August 3, 2024, as well as the three months ended July 29, 2023, are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
We recognized income tax benefit of $0.7 million for the six months ended August 3, 2024 compared to an income tax benefit of $0.3 million for the six months ended July 29, 2023. Our effective income tax rate was 3.8% for the six months ended August 3, 2024 compared to 0.6% for the six months ended July 29, 2023.
Our effective income tax rate for the six months ended August 3, 2024, as well as the six months ended July 29, 2023, are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	August 3, 2024	July 29, 2023	February 3, 2024
Cash and cash equivalents	$4,193.1	$894.7	$921.7
Marketable securities	11.1	300.0	277.6
Cash, cash equivalents and marketable securities	$4,204.2	$1,194.7	$1,199.3
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash from operations, cash on hand, and borrowings from the capital markets, which include our revolving credit facilities. As of August 3, 2024, we had total unrestricted cash and cash equivalents on hand of $4,193.1 million, marketable securities of $11.1 million, and an additional $244.1 million of effective available borrowing capacity under our revolving credit facilities.
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities.
As of August 3, 2024, the investment portfolios' aggregate balance was $11.1 million, all of which are recognized in marketable securities . See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
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
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million, were extended for five years. As of August 3, 2024, $23.4 million remains outstanding.

In November 2021, we entered into a credit agreement for a secured asset-based credit facility comprised of a $500 million revolving line of credit maturing in November 2026 ("2026 Revolver"). The 2026 Revolver included a $50 million swing loan revolving sub-facility, a $50 million Canadian revolving sub-facility, and a $250 million letter of credit sublimit.

On March 22, 2024, we delivered an irrevocable notice pursuant to the 2026 Revolver that reduced the $500 million revolving line of credit to $250 million. The 2026 Revolver continued to include a $50 million swing loan sub-facility, a $50 million Canadian sub-facility and a $250 million letter of credit sublimit.
As of the end of the second quarter of 2024, based on our borrowing base and amounts reserved for outstanding letters of credit, total effective availability under the 2026 Revolver was $244.1 million, with no outstanding borrowings. As of August 3, 2024, outstanding standby letters of credit issued under the 2026 Revolver are $5.9 million.
On August 27, 2024, we voluntarily terminated the 2026 Revolver, including all commitments and obligations and commitments thereunder. The termination is effective as of August 27, 2024. After giving effect to the termination, our principal sources of liquidity will be cash from operations and cash on hand.
Separate from the 2026 Revolver, we maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of August 3, 2024, we had letters of credit and other bank guarantees outstanding in the amount of $9.7 million outside of the 2026 Revolver.
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
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”), we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2,137 million.
We intend to use the net proceeds from the ATM Offering for general corporate purposes, which may include acquisitions and investments in a manner consistent with the Investment Policy.
Cash Flows

	Six Months Ended
	August 3, 2024	July 29, 2023	Change
Cash used in operating activities	$(41.2)	$(211.8)	$170.6
Cash provided by (used in) investing activities	268.2	(58.9)	327.1
Cash provided by (used in) financing activities	3,050.2	(5.5)	3,055.7
Exchange rate effect on cash, cash equivalents and restricted cash	0.9	(4.6)	5.5
Increase (decrease) in cash, cash equivalents and restricted cash	$3,278.1	$(280.8)	$3,558.9
Operating Activities
Cash flows used in operating activities were an outflow of $41.2 million during the six months ended August 3, 2024, compared to an outflow of $211.8 million during the six months ended July 29, 2023.

Cash flows used in operating activities during the six months ended August 3, 2024 was primarily due to a decrease in accounts payable and accrued liabilities, as well the impact of our net loss, partially offset by a reduction in accounts receivable and a reduction in merchandise inventory. Cash flows used in operating activities during the six months ended July 29, 2023 was primarily due to a decrease in accounts payable and accrued liabilities as well as the impact of our net loss, partially offset by a reduction in accounts receivable.
Investing Activities
Cash flows provided by investing activities were an inflow of $268.2 million during the six months ended August 3, 2024 compared to an outflow of $58.9 million during the six months ended July 29, 2023.

Cash provided by investing activities during the six months ended August 3, 2024 was primarily attributable to proceeds from the maturity of marketable securities. Cash flows used in investing activities during the six months ended July 29, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities.
Financing Activities
Cash flows provided by financing activities were an inflow of $3,050.2 million during the six months ended August 3, 2024 compared to an outflow of $5.5 million during the six months ended July 29, 2023.

Cash flows provided by financing activities during the six months ended August 3, 2024 was primarily due to net proceeds of $3,055.7 million received from the issuance of shares of our common stock in connection with the ATM Offering. Cash flows used financing activities during the six months ended July 29, 2023 was attributable to the repayments on our government-guaranteed low interest French term loans due through October 2026 and the settlement of stock-based awards.
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

We did not adopt any Accounting Standard Updates (“ASU”) in the second quarter of fiscal 2024. Additionally, there are no current ASUs issued, but not adopted, that are expected to have a material impact on the Company.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of August 3, 2024 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2023 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of August 3, 2024 at the reasonable assurance level.
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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION
As of September 4, 2024, there were approximately 426,509,592 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 353.7 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 83% of our outstanding shares) and approximately 72.8 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 17% of our outstanding shares) as of September 4, 2024.

Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended August 3, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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

† Certain schedules and other similar attachments to this exhibit have been omitted from this filing pursuant to Item 601(a)(5) of Regulation S-K. The Company will provide a copy of such omitted documents to the Securities and Exchange Commission. upon.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GAMESTOP CORP.

Date: September 10, 2024	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer