Form 10-Q/A
period 2024-05-04
GameStop Corp.
filed 2024-10-25
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q/A
(Amendment No.1)

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

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended May 4, 2024, as filed with the SEC on June 11, 2024 (the “Form 10-Q”). This amendment is being filed solely for the purpose of amending the certifications of the Company’s Principal Executive Officer and Principal Financial Officer filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q to provide the correct signatory and/or title of the signatory.

Except as described above, this Form 10-Q/A does not amend, update or change any other items or disclosures contained in the Form 10-Q and, accordingly, this Form 10-Q/A does not reflect or purport to reflect any information or events occurring after the original filing date or modify or update those disclosures affected by subsequent events. Accordingly, this Form 10-Q/A should be read in conjunction with the Form 10-Q and the Company’s other filings with the SEC. All capitalized terms used in this Explanatory Note that are not defined shall have the meanings as set forth in the Form 10-Q.

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

ITEM 6.    EXHIBITS

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
3.1	Third Amended and Restated Certificate of Incorporation.	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation.	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws.	Current Report on Form 8-K	March 6, 2017

10.1	Separation Agreement and Mutual Release of Claims, dated April 4, 2024 between the Company and Nir Patel.	Current Report on Form 8-K	April 4, 2024

10.2*	Letter Agreement between Daniel Moore and GameStop Corp., executed April 11, 2024.	Quarterly Report on Form 10-Q for the fiscal quarter ended May4, 2024	June 11, 2024

10.3†	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC.	Current Report on Form 8-K	May 17, 2024

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	Filed herewith.

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
Furnished herewith.

99.1	Press Release issued by GameStop Corp., dated June 11, 2024.	Quarterly Report on Form 10-Q for the fiscal quarter ended May4, 2024	June 11, 2024

101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document.	Submitted electronically herewith.

101.SCH	Inline XBRL Taxonomy Extension Schema	Submitted electronically herewith.

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).	Submitted electronically herewith.

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

GAMESTOP CORP.

Date: October 25, 2024	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer