Form 10-Q/A
period 2024-08-03
GameStop Corp.
filed 2024-10-25
CIK 1326380

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

EXPLANATORY NOTE
The Company is filing this Amendment No. 1 to its Quarterly Report on Form 10-Q (this “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarterly period ended August 3, 2024, as filed with the SEC on September 10, 2024 (the “Form 10-Q”). This amendment is being filed solely for the purpose of amending the certifications of the Company’s Principal Executive Officer and Principal Financial Officer filed as Exhibits 31.1, 31.2, 32.1 and 32.2 to the Form 10-Q to provide the correct signatory and/or title of the signatory.
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