Form 10-Q
period 2024-11-02
GameStop Corp.
filed 2024-12-10
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 2, 2024
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
Number of shares of $.001 par value Class A Common Stock outstanding as of December 4, 2024: 446,800,365

PART I — FINANCIAL INFORMATION
ITEM 1.    FINANCIAL STATEMENTS
GAMESTOP CORP.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)
(unaudited)

	November 2, 2024	October 28, 2023	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,583.4	$909.0	$921.7
Marketable securities	32.8	300.5	277.6
Receivables, net of allowance of $3.8, $2.1 and $4.4, respectively	57.5	88.3	91.0
Merchandise inventories, net	830.2	1,021.3	632.5
Prepaid expenses and other current assets	119.4	57.7	51.4
Total current assets	5,623.3	2,376.8	1,974.2
Property and equipment, net of accumulated depreciation of $768.9, $973.0 and $851.2, respectively	70.5	114.5	94.9
Operating lease right-of-use assets	425.3	570.4	555.8
Deferred income taxes	17.7	16.6	17.3
Other noncurrent assets	103.4	68.6	66.8
Total assets	$6,240.2	$3,146.9	$2,709.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494.1	$812.7	$324.0
Accrued liabilities and other current liabilities	437.0	425.7	412.0
Current portion of operating lease liabilities	157.6	188.9	187.7
Current portion of long-term debt	10.9	10.5	10.8
Total current liabilities	1,099.6	1,437.8	934.5
Long-term debt	9.6	20.0	17.7
Operating lease liabilities	285.4	394.8	386.6
Other long-term liabilities	41.1	31.5	31.6
Total liabilities	1,435.7	1,884.1	1,370.4
Stockholders’ equity:
Class A common stock — $.001 par value; 1,000 shares authorized; 446.8, 305.5 and 305.7 shares issued and outstanding, respectively	0.2	0.1	0.1
Additional paid-in capital	5,099.7	1,627.5	1,634.9
Accumulated other comprehensive loss	(82.3)	(88.9)	(83.6)
Retained loss	(213.1)	(275.9)	(212.8)
Total stockholders’ equity	4,804.5	1,262.8	1,338.6
Total liabilities and stockholders’ equity	$6,240.2	$3,146.9	$2,709.0

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net sales	$860.3	$1,078.3	$2,540.4	$3,479.2
Cost of sales	603.1	796.5	1,789.9	2,604.2
Gross profit	257.2	281.8	750.5	875.0
Selling, general and administrative expenses	282.0	296.5	847.9	964.7
Asset impairments	8.6	—	8.6	—
Operating loss	(33.4)	(14.7)	(106.0)	(89.7)
Interest income, net	(54.2)	(12.9)	(108.6)	(34.2)
Other expense, net	—	2.5	—	2.4
Income (loss) before income taxes	20.8	(4.3)	2.6	(57.9)
Income tax expense (benefit)	3.4	(1.2)	2.6	(1.5)
Net income (loss)	$17.4	$(3.1)	$0.0	$(56.4)

Net income (loss) per share:
Basic	$0.04	$(0.01)	$0.00	$(0.18)
Diluted	0.04	(0.01)	0.00	(0.18)

Weighted-average shares outstanding:
Basic	437.4	305.3	376.6	304.9
Diluted	437.9	305.3	377.1	304.9

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)
(unaudited)

	Nine Months Ended
	November 2, 2024	October 28, 2023
Cash flows from operating activities:
Net income (loss)	$0.0	$(56.4)
Adjustments to reconcile net income (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	32.9	37.6
Stock-based compensation expense, net	10.9	14.0
Asset impairments	8.6	—
Gain on disposal of property and equipment, net	(6.4)	(5.0)
Other, net	1.1	2.9
Changes in operating assets and liabilities:
Receivables, net	33.8	65.7
Merchandise inventories, net	(198.6)	(357.1)
Prepaid expenses and other assets	(92.6)	5.7
Prepaid income taxes and income taxes payable	(6.7)	(5.1)
Accounts payable and accrued liabilities	187.8	114.5
Operating lease right-of-use assets and lease liabilities	0.6	(7.1)
Changes in other long-term liabilities	12.0	(2.4)
Net cash flows used in operating activities	(16.6)	(192.7)
Cash flows from investing activities:
Proceeds from sale of property and equipment	15.3	13.1
Proceeds from sale of digital assets	—	2.8
Purchases of marketable securities	(29.2)	(313.0)
Proceeds from maturities and sales of marketable securities	273.9	270.5
Capital expenditures	(12.6)	(27.2)
Other	0.3	—
Net cash flows provided by (used in) investing activities	247.7	(53.8)
Cash flows from financing activities:
Settlement of stock-based awards	—	(0.1)
Proceeds from issuance of shares in at-the-market (ATM) offering, net of costs	3,453.8	—
Repayments of debt	(8.3)	(8.0)
Net cash flows provided by (used in) financing activities	3,445.5	(8.1)
Exchange rate effect on cash, cash equivalents and restricted cash	1.1	(12.2)
Increase (decrease) in cash, cash equivalents and restricted cash	3,677.7	(266.8)
Cash, cash equivalents and restricted cash at beginning of period	938.9	1,196.0
Cash, cash equivalents and restricted cash at end of period	$4,616.6	$929.2

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)
(unaudited)

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Net income (loss)	$17.4	$(3.1)	$0.0	$(56.4)
Other comprehensive loss:
Foreign currency translation adjustment	0.7	(10.3)	1.1	(17.0)
Reclassification of foreign currency gain included in net loss	—	2.5	—	(0.6)
Net change in unrealized gain (loss) on available-for-sale securities	—	0.1	—	(0.4)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	1.0
Total comprehensive income (loss)	$18.1	$(10.8)	$1.1	$(73.4)

See accompanying notes to condensed consolidated financial statements.

GAMESTOP CORP.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(in millions, except for per share data)
(unaudited)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at February 3, 2024	305.7	$0.1	$1,634.9	$(83.6)	$(212.8)	$1,338.6
Net loss	—	—	—	—	(32.3)	(32.3)
Foreign currency translation	—	—	—	0.3	—	0.3
Stock-based compensation expense, net	—	—	0.6	—	—	0.6
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on Marketable Securities	—	—	—	0.2	—	0.2
Balance at May 4, 2024	306.2	0.1	1,635.5	(83.1)	(245.1)	1,307.4
Net income	—	—	—	—	14.8	14.8
Issuance of common stock, net of cost	120.3	0.1	3,055.6	—	—	3,055.7
Foreign currency translation	—	—	—	0.1	—	0.1
Stock-based compensation expense, net	—	—	5.4	—	—	5.4
Balance at August 3, 2024	426.5	0.2	4,696.5	(83.0)	(230.3)	4,383.4
Net income	—	—	—	—	17.4	17.4
Issuance of common stock, net of cost	20.3	—	398.3	—	—	398.3
Foreign currency translation	—	—	—	0.7	—	0.7
Stock-based compensation expense, net	—	—	4.9	—	—	4.9
Net change in unrealized gain on available-for-sale securities	$—	$—	$—	$—	$(0.2)	(0.2)
Balance at November 2, 2024	446.8	0.2	5,099.7	(82.3)	(213.1)	4,804.5

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Loss	Total Stockholders' Equity
	Shares	Amount
Balance at January 28, 2023	304.6	$0.1	$1,613.6	$(71.9)	$(219.5)	$1,322.3
Net loss	—	—	—	—	(50.5)	(50.5)
Foreign currency translation	—	—	—	(8.1)	—	(8.1)
Reclassification of foreign currency loss to net income	—	—	—	(1.2)	—	(1.2)
Stock-based compensation expense, net	—	—	7.9	—	—	7.9
Settlement of stock-based awards	0.1	—	(0.1)	—	—	(0.1)
Net change in unrealized loss on available-for-sale securities	—	—	—	0.4	—	0.4
Reclassification of realized loss on marketable securities included in net loss	—	—	—	0.9	—	0.9
Balance at April 29, 2023	304.7	0.1	1,621.4	(79.9)	(270.0)	1,271.6
Net loss	—	—	—	—	(2.8)	(2.8)
Foreign currency translation	—	—	—	1.4	—	1.4
Reclassification of foreign currency loss to net income	—	—	—	(1.9)	—	(1.9)
Stock-based compensation expense, net	—	—	(0.3)	—	—	(0.3)
Settlement of stock-based awards	0.5	—	—	—	—	—
Net change in unrealized gain on avaliable-for-securities	—	—	—	(0.9)	—	(0.9)
Reclassification of realized loss on marketable securities included in net loss	—	—	—	0.1	—	0.1
Balance at July 29, 2023	305.2	0.1	1,621.1	(81.2)	(272.8)	1,267.2
Net loss	—	—	—	—	(3.1)	(3.1)
Foreign currency translation	—	—	—	(10.3)	—	(10.3)
Reclassification of Foreign currency loss to net income	—	—	—	2.5	—	2.5
Stock-based compensation expense	—	—	6.4	—	—	6.4
Repurchase of common shares	—	—	—	—	—	—
Settlement of stock-based awards	0.3	$—	$—	$—	$—	—
Net change in unrealized gain on avaliable-for-securities	—	$—	$—	$0.1	$—	0.1
Balance at October 28, 2023	305.5	0.1	1,627.5	(88.9)	(275.9)	1,262.8

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
The accompanying condensed consolidated financial statements and notes are unaudited. The consolidated financial statements should be read in conjunction with our Annual Report on Form 10-K for the 53 weeks ended February 3, 2024 ("fiscal 2023") filed with the Securities and Exchange Commission ("SEC") on March 26, 2024, as amended by our Annual Report on Form 10-K/A filed with the SEC on March 27, 2024 (as amended, the “2023 Annual Report on Form 10-K”). Due to the seasonal nature of our business, our results of operations for the nine months ended November 2, 2024 are not indicative of our future results for the 52 weeks ending February 1, 2025 ("fiscal 2024"). Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2024 consists of 52 weeks ending on February 1, 2025. Fiscal 2023 consisted of 53 weeks ended on February 3, 2024. All three month periods presented herein contain 13 weeks and all nine month periods presented herein contain 39 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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

Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024 (the “June Prospectus Supplement”), we sold an additional aggregate of 75.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2137.0 million.

Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on September 10, 2024 (the “September Prospectus Supplement”), we sold an additional aggregate of 20.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $400.0 million.

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
The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Condensed Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Condensed Consolidated Statements of Cash Flows:

	November 2, 2024	October 28, 2023	February 3, 2024
Cash and cash equivalents	$4,583.4	$909.0	$921.7
Restricted cash(1)	3.5	5.1	3.5
Long-term restricted cash(2)	29.7	15.1	13.7
Total cash, cash equivalents and restricted cash	$4,616.6	$929.2	$938.9
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
On December 5, 2023, the Board of Directors of the Company (the "Board") approved a new investment policy (the “Investment Policy”). Subsequently, on March 21, 2024, the Board unanimously authorized revisions to the Investment Policy to codify the role of certain members of the Board in overseeing the Company’s investments. In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company's Chairman of the Board and Chief Executive Officer, Ryan Cohen, and two independent members of the Board, together with such personnel and advisors as the Investment Committee may choose.
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
During the first half of fiscal 2023, we committed to a plan to sell properties in our Europe segment, consisting of buildings, land, and other property and equipment. These properties were sold during the second and third quarters of fiscal 2024.
During the fourth quarter of fiscal 2023, we announced plans to close our York, Pennsylvania fulfillment facility, to consolidate U.S. fulfillment activities to our Grapevine, Texas facility. This was completed during the first quarter of fiscal 2024.
During the third quarter of fiscal 2024, we initiated a plan to divest our operations in Italy. As of November 2, 2024, the carrying value of the current and non-current assets held for sale are $63.0 million and $41.5 million, respectively, and the carrying value

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

of the current and non-current liabilities are $62.5 million and $22.8 million, respectively. The assets and liabilities held for sale were sold on November 8, 2024.
3.    Revenue
The following table presents net sales by significant product category:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Hardware and accessories (1)	$417.4	$579.4	$1,373.9	$1,902.2
Software (2)	271.8	321.3	719.2	1,056.7
Collectibles	171.1	177.6	447.3	520.3
Total net sales	$860.3	$1,078.3	$2,540.4	$3,479.2
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
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Condensed Consolidated Statements of Operations:

	November 2, 2024	October 28, 2023
Unredeemed customer liabilities	$146.6	$156.2
Extended warranties	51.5	71.0
Subscriptions	45.2	41.2
Total performance obligations	$243.3	$268.4
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following table presents a rollforward of our contract liabilities:

	November 2, 2024	October 28, 2023
Contract liability beginning balance	$248.2	$338.2
Increase to contract liabilities (1)	192.4	540.8
Decrease to contract liabilities (2)	(197.2)	(608.3)
Other adjustments (3)	(0.1)	(2.3)
Contract liability ending balance	$243.3	$268.4
__________________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards, and trade-in credits, redemptions of reservation deposits, and redemptions, breakage, and expiration of loyalty points. Additionally, this included revenues recognized for our GameStop Pro® rewards program and extended warranties. During the nine months ended November 2, 2024 and October 28, 2023, there were $29.5 million and $30.2 million, respectively, of gift cards redeemed that were outstanding as of February 3, 2024 and January 28, 2023, respectively.
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

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

The following tables present our assets and liabilities measured at fair value on a recurring basis:

	November 2, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time Deposits(2)	32.8	—	—	32.8
Level 2:
Company-owned life insurance(3)	0.2	—	—	0.2
Total assets	$33.0	$—	$—	$33.0
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	October 28, 2023
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$261.8	$—	$(0.3)	$261.5
Time Deposits(2)	$41.6	$—	$—	$41.6
Level 2:
Company-owned life insurance(3)	0.4	—	—	0.4
Total assets	$303.8	$—	$(0.3)	$303.5
Liabilities
Level 2:
Foreign currency contracts(4)	$1.3	$—	$—	$1.3
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$1.7	$—	$—	$1.7

	February 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$265.3	$—	$—	$265.3
Time Deposits(2)	14.9	—	—	14.9
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$280.7	$—	$—	$280.7
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4
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
During the third quarter of fiscal 2024, we initiated a plan to wind down our operations in Germany, with store operations scheduled to end by the close of the fiscal year. In connection with this plan, we recognized impairment expense of $1.0 million.
During the third quarter of fiscal 2024, we initiated a plan to divest our operations in Italy. In connection with this plan, we recognized impairment expense of $7.6 million. As of November 2, 2024, the carrying value of the current and non-current assets held for sale are $63.0 million and $41.5 million, respectively, and the carrying value of the current and non-current liabilities are $62.5 million and $22.8 million, respectively. The assets and liabilities held for sale were sold on November 8, 2024.
Fair value of digital assets held is based on Level 1 inputs, as described above, and impairment losses for digital assets cannot be recovered for any subsequent increase in fair value until the sale or disposal of the asset.
As of November 2, 2024, our government-guaranteed low interest French term loans due through October 2026 ("French Term Loans") had a carrying value of $20.5 million and a fair value of $17.3 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
The carrying value of our cash, restricted cash, net receivables, accounts payable and current portion of debt approximate their fair values due to their short-term maturities.
5.    Debt
As of November 2, 2024, October 28, 2023 and February 3, 2024, there was $20.5 million, $30.5 million and $28.5 million, of outstanding debt, respectively. Total outstanding debt includes $10.9 million, $10.5 million and $10.8 million of short-term debt as of November 2, 2024, October 28, 2023 and February 3, 2024, respectively, which represents the current portion of the French Term Loans.
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
As of November 2, 2024, we had approximately $20.2 million of outstanding letters of credit, of which $12.1 million are supported by cash collateral and included in restricted cash.
On August 27, 2024, we voluntarily terminated our $250 million revolving credit facility, which matured in November 2026, including all commitments and obligations thereunder. In connection with the termination we cancelled all letters of credit issued thereunder and replaced them with letters of credit issued under uncommitted letter of credit facilities supported by cash collateral.
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
The following table presents a reconciliation of shares used in calculating basic and diluted net loss per common share:

	Three Months Ended		Nine Months Ended
	November 2, 2024	October 28, 2023	November 2, 2024	October 28, 2023
Weighted-average common shares outstanding	437.4	305.3	376.6	304.9
Dilutive effect of restricted stock awards	0.5	—	0.5	—
Weighted-average diluted common shares	437.9	305.3	377.1	304.9

Anti-dilutive shares:
Restricted stock units	0.6	4.1	1.4	4.1

GAMESTOP CORP.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)
(unaudited)

8.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe. We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada and segment results for Australia include retail and ecommerce operations in Australia and New Zealand, respectively. Segment results for Europe currently include retail and ecommerce operations in France, Italy and Germany. Our segment results for Europe previously also included retail operations in Austria, Switzerland and Ireland. We measure segment profit using operating earnings, which is defined as income (loss) from operations before net interest (income) expense and income taxes. Transactions between reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during the three and nine months ended November 2, 2024 and October 28, 2023.

	United States	Canada	Australia	Europe	Consolidated
Three Months Ended November 2, 2024
Net sales	$551.7	$46.3	$89.4	$172.9	$860.3
Operating loss	(15.4)	(3.1)	(5.5)	(9.4)	(33.4)
Three Months Ended October 28, 2023
Net sales	$693.1	$61.3	$102.2	$221.7	$1,078.3
Operating earnings (loss)	(9.1)	(3.1)	(5.2)	2.7	(14.7)

	United States	Canada	Australia	Europe	Consolidated
Nine Months Ended November 2, 2024
Net sales	$1,714.6	$126.6	$256.7	$442.5	$2,540.4
Operating loss	(42.2)	(11.7)	(19.5)	(32.6)	(106.0)
Nine Months Ended October 28, 2023
Net sales	$2,285.7	$190.0	$341.7	$661.8	$3,479.2
Operating loss	(30.6)	(9.9)	(15.0)	(34.2)	(89.7)

9.    Income Taxes
Our interim tax provision was determined using an estimated annual effective tax rate and adjusted for discrete taxable events and/or adjustments that have occurred during the nine months ended November 2, 2024.
We recognized an income tax expense of $3.4 million, or 16.3%, for the three months ended November 2, 2024, compared to an income tax benefit of $1.2 million, or 27.9%, for the three months ended October 28, 2023.

We recognized income tax expense of $2.6 million, or 100.0%, for the nine months ended November 2, 2024, compared to an income tax benefit of $1.5 million, or 2.6%, for the nine months ended October 28, 2023.
Our effective income tax rate for the three and nine months ended November 2, 2024 was primarily due to tax expense recognized during the third quarter in connection with our sale of property in Ireland, and in connection with an Italian tax audit.

Our effective income tax rate for the three and nine months ended October 28, 2023 are primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.

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
We operate our business in four geographic segments: United States, Canada, Australia and Europe. Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal 2024 consists of 52 weeks ending February 1, 2025 ("fiscal 2024"). Fiscal 2023 consisted of 53 weeks ended on February 3, 2024. All nine month periods presented herein contain 39 weeks. All references to years, quarters and months relate to fiscal periods rather than calendar periods. The discussion and analysis of our results of operations refers to continuing operations unless otherwise noted. Our business, like that of many retailers, is seasonal, with the major portion of the net sales realized during the fourth quarter, which includes the holiday selling season.
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
In connection with our efforts to achieve sustained profitability, we continue to evaluate our international assets and operations, to determine their strategic and financial fit and to eliminate redundancies and underperforming assets. To date we have taken the following steps as part of this ongoing effort:
•During fiscal 2023, we exited our operations in Ireland, Switzerland, and Austria.
•During the third quarter of fiscal 2024, we initiated a plan to wind down our operations in Germany, with store operations scheduled to end by the close of the fiscal year.
•On November 8, 2024, we sold our Italian subsidiary, GameStop Italy S.r.l, which operated our Italian stores and e-commerce business. The stores in Italy will continue to operate under the GameStop brand for a transition period of up to six months. We recognized impairment expense of $7.6 million on the assets during the third quarter of fiscal 2024. The proceeds and loss on the sale are expected to be immaterial to our financial results.
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
We also continue to explore ways to increase the size of our addressable market through new product and service offerings, including offerings in the graded collectibles category. On October 15, 2024, GameStop announced that it had entered into a collaboration with Collectors Holdings, Inc., through its Professional Sports Authenticator division ("PSA"). As part of this collaboration, GameStop became an authorized PSA dealer, and PSA provides autograph authentication and grading services for trading cards through select GameStop stores across the United States.
Investments

On December 5, 2023, the Board of Directors of the Company (the "Board") approved a new investment policy (the “Investment Policy”). Subsequently, on March 21, 2024, the Board unanimously authorized revisions to the Investment Policy to codify the role of certain members of the Board in overseeing the Company’s investments. In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman of the Board and Chief Executive Officer, Ryan Cohen, and two independent members of the Board, together with such personnel and advisors as the Investment Committee may choose. The Company’s investments must conform to guidelines set forth in the revised Investment Policy or be approved by either the Investment Committee, by unanimous vote, or the full Board, by majority vote. Additionally, the Investment Committee may recommend to the Board further modifications to the Investment Policy from time to time.

The Investment Committee will direct the investment activity of the Company in public and private markets pursuant to authority granted by the Board. Depending on certain market conditions and various risk factors, Mr. Cohen or other members of the Investment Committee, each in their personal capacity or through affiliated investment vehicles, may at times invest in the same securities in which the Company invests. The Board anticipates that such investments will align the interests of the Company with the interests of related parties because it places the personal resources of such directors at risk in substantially the same manner as resources of the Company in connection with investment decisions made by the Investment Committee on behalf of the Company.

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items and as a percentage of net sales:

	Three Months Ended
	November 2, 2024		October 28, 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$860.3	100.0%	$1,078.3	100.0%	$(218.0)	(20.2)%
Cost of sales	603.1	70.1	796.5	73.9	(193.4)	(24.3)
Gross profit	257.2	29.9	281.8	26.1	(24.6)	(8.7)
Selling, general and administrative expenses	282.0	32.8	296.5	27.5	(14.5)	(4.9)
Asset impairments	8.6	1.0	—	—	8.6	NM
Operating loss	(33.4)	(3.9)	(14.7)	(1.4)	(18.7)	(127.2)
Interest income, net	(54.2)	(6.3)	(12.9)	(1.2)	(41.3)	320.2
Other expense, net	—	—	2.5	0.2	(2.5)	100.0
Income (loss) before income taxes	20.8	2.4	(4.3)	(0.4)	25.1	NM
Income tax expense (benefit)	3.4	0.4	(1.2)	(0.1)	4.6	NM
Net income (loss)	$17.4	2.0%	$(3.1)	(0.3)%	$20.5	NM

	Nine Months Ended
	November 2, 2024		October 28, 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$2,540.4	100.0%	$3,479.2	100.0%	$(938.8)	(27.0)%
Cost of sales	1,789.9	70.5	2,604.2	74.9	(814.3)	(31.3)
Gross profit	750.5	29.5	875.0	25.1	(124.5)	(14.2)
Selling, general and administrative expenses	847.9	33.4	964.7	27.7	(116.8)	(12.1)
Asset impairments	8.6	0.3	—	—	8.6	NM
Operating loss	(106.0)	(4.2)	(89.7)	(2.6)	(16.3)	(18.2)
Interest income, net	(108.6)	(4.3)	(34.2)	(1.0)	(74.4)	217.5
Other expense, net	—	—	2.4	0.1	(2.4)	(100.0)
Income (loss) before income taxes	2.6	0.1	(57.9)	(1.7)	60.5	104.5
Income tax expense (benefit)	2.6	0.1	(1.5)	—	4.1	(273.3)
Net income (loss)	$0.0	0.2%	$(56.4)	(1.7)%	$56.4	100.0%
(1) “NM” is data that is not meaningful.

The Three and Nine Months Ended November 2, 2024 Compared to the Three and Nine Months Ended October 28, 2023
Net Sales
The following table presents net sales by significant product category:

	Three Months Ended				Nine Months Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
Hardware and accessories	$417.4	48.5%	$579.4	53.7%	$1,373.9	54.1%	$1,902.2	54.7%
Software	271.8	31.6	321.3	29.8	719.2	28.3	1,056.7	30.3
Collectibles	171.1	19.9	177.6	16.5	447.3	17.6	520.3	15.0
Total net sales	$860.3	100.0%	$1,078.3	100.0%	$2,540.4	100.0%	$3,479.2	100.0%

The following table presents net sales by reportable segment:

	Three Months Ended				Nine Months Ended
	November 2, 2024		October 28, 2023		November 2, 2024		October 28, 2023
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales
United States	$551.7	64.1%	$693.1	64.2%	$1,714.6	67.5%	$2,285.7	65.7%
Canada	46.3	5.4	61.3	5.7	126.6	5.0	190.0	5.5
Australia	89.4	10.4	102.2	9.5	256.7	10.1	341.7	9.8
Europe	172.9	20.1	221.7	20.6	442.5	17.4	661.8	19.0
Total net sales	$860.3	100.0%	$1,078.3	100.0%	$2,540.4	100.0%	$3,479.2	100.0%
Net sales decreased $218.0 million, or 20.2%, for the three months ended November 2, 2024 compared to the prior year.
During the three months ended November 2, 2024, net sales in our Canada, Europe, United States, and Australia segments decreased by 24.5%, 22.0%, 20.4%, and 12.5%, respectively, compared to the prior year. The decrease in consolidated net sales for the three months ended November 2, 2024 compared to the prior year was primarily attributable to a $162.0 million, or 28.0%, decline in the sale of hardware and accessories, a $49.5 million, or 15.4%, decline in the sale of software, and a $6.5 million, or 3.7%, decline in the sale of collectibles.
Net sales decreased $938.8 million, or 27.0%, for the nine months ended November 2, 2024 compared to the prior year.
During the nine months ended November 2, 2024, net sales in our Canada, Europe, United States, and Australia segments decreased by 33.4%, 33.1%, 25.0% , and 24.9%, respectively, compared to the prior year. The decrease in consolidated net sales for the nine months ended November 2, 2024 was primarily attributable to a $337.5 million, or 31.9%, decline in the sale of software, a $528.3 million, or 27.8%, decline in the sale of hardware and accessories, and a $73.0 million, or 14.0%, decline in the sale of collectibles.
Gross Profit
During the three months ended November 2, 2024, gross profit decreased $24.6 million, or 8.7%, compared to the prior year. Gross profit as a percentage of net sales increased to 29.9%, compared to 26.1% in the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary. The increase in gross profit as a percentage of net sales is primarily due to a shift to higher margin product categories, specifically collectibles and preowned hardware and accessories, as well as improvements in inventory management. Sales of collectibles as a percentage of total net sales increased to 19.9% for the three months ended November 2, 2024, compared to 16.5% in the prior year. Sales of preowned hardware and accessories as a percentage of total net sales increased to 11.5% for the three months ended November 2, 2024, compared to 10.2% in the prior year.
During the nine months ended November 2, 2024, gross profit decreased $124.5 million, or 14.2%, compared to the prior year. The decrease in gross profit is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary. Gross profit as a percentage of net sales increased to 29.5%, compared to 25.1% in the prior year. The increase in gross profit as a percentage of net sales is primarily due to a shift to higher margin product categories, specifically collectibles and preowned hardware and accessories, as well as improvements in inventory management. Sales of collectibles as a percentage of total net sales increased to 17.7% for the nine months ended November 2, 2024, compared to 15.0% in the prior year. Sales of pre-owned hardware and accessories as a percentage of total net sales increased to 12.0% for the nine months ended November 2, 2024, compared to 10.0% in the prior year.
Selling, General and Administrative Expenses
During the three months ended November 2, 2024, SG&A expenses decreased $14.5 million, or 4.9%, compared to the prior year. SG&A expenses as a percentage of sales increased to 32.8%, compared to 27.5% in the prior year.
The decline in SG&A expenses for the three months ended November 2, 2024 compared to the prior year is primarily attributable to a reduction in labor-related, consulting service, and marketing costs of $24.4 million, driven by our continued focus on cost reduction efforts, partially offset by $14.3 million of deferred income recognized in the prior year in connection with our NFT marketplace. Additionally, store-related costs decreased $8.4 million in the current year in connection with prior year store closures, primarily in our European segment.
During the nine months ended November 2, 2024, SG&A expenses decreased $116.8 million, or 12.1%, compared to the prior year. SG&A expenses as a percentage of sales increased to 33.4%, compared to 27.7% in the prior year.
The decline in SG&A expenses for the nine months ended November 2, 2024 compared to the prior year is primarily attributable to a $117.8 million reduction in labor-related, consulting service, and marketing costs, driven by our continued focus on cost reduction efforts and a $6.4 million benefit from legal settlements in the current year period, partially offset by $42.9 million of deferred income recognized in the prior year in connection with our NFT marketplace, and $10 million of accelerated depreciation expense recognized in the current year in connection with the closure of our York, Pennsylvania fulfillment facility. Additionally, store-related costs and depreciation expense decreased $14.5 million and $15.0 million, respectively, in the current year, primarily due to prior year store and facility closures.
Interest Income, net
During the three and nine months ended November 2, 2024, we recognized net interest income of $54.2 million and $108.6 million, respectively, compared to net interest income of $12.9 million and $34.2 million, respectively, for the three and nine months ended October 28, 2023. The impact is primarily attributable to interest income increasing as a result of higher returns on invested cash, cash equivalents, and marketable securities, as well as return on cash received from the issuance and sale of shares of our common stock from the ATM Offering.
Income Tax
We recognized income tax expense of $3.4 million for the three months ended November 2, 2024, compared to an income tax benefit of $1.2 million for the three months ended October 28, 2023. Our effective income tax rate was 16.3% for the three months ended November 2, 2024 compared to 27.9% for the three months ended October 28, 2023.

Our effective income tax rate for the three months ended November 2, 2024 is primarily due to tax expense recognized during the third quarter in connection with our sale of property in Ireland, and in connection with an Italian tax audit.

Our effective income tax rate for the three months ended October 28, 2023 is primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
We recognized income tax expense of $2.6 million for the nine months ended November 2, 2024 compared to an income tax benefit of $1.5 million for the nine months ended October 28, 2023. Our effective income tax rate was 100.0% for the nine months ended November 2, 2024 compared to 2.6% for the nine months ended October 28, 2023.
Our effective income tax rate for the nine months ended November 2, 2024, is primarily due to tax expense recognized during the third quarter in connection with our sale of property in Ireland, and in connection with an Italian tax audit. Our effective income tax rate for nine months ended October 28, 2023, is primarily due to the recognition of tax benefits on certain current period losses, partially offset by forecasted income taxes due in certain jurisdictions in which we operate.
See Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 9, "Income Taxes," for additional information.
LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	November 2, 2024	October 28, 2023	February 3, 2024
Cash and cash equivalents	$4,583.4	$909.0	$921.7
Marketable securities	32.8	300.5	277.6
Cash, cash equivalents and marketable securities	$4,616.2	$1,209.5	$1,199.3
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash used in operations and cash on hand. As of November 2, 2024, we had total unrestricted cash and cash equivalents on hand of $4,583.4 million and marketable securities of $32.8 million.
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments that mature in 90 days or less.
Our marketable securities are carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. As of November 2, 2024, the investment portfolios' aggregate balance was $32.8 million, all of which have an original maturity in excess of 90 days and less than one year and are classified as marketable securities. See Item 1, Part I, "Notes to the Consolidated Financial Statements", Note 4, "Fair Value Measurements," for additional information.
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
On December 5, 2023, the Board approved a new Investment Policy. Subsequently, on March 21, 2024, the
Board amended the new Investment Policy. See "Part I, Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for more information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
In fiscal 2021, the six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million, were extended for five years. As of November 2, 2024, $20.5 million remains outstanding.
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
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of November 2, 2024, we had letters of credit and other bank guarantees outstanding in the amount of $20.2 million.
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
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on June 7, 2024, (the “June Prospectus Supplement”), we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2137.0 million.
Pursuant to the prospectus supplement relating to the ATM Offering filed with the SEC on September 10, 2024, (the “September Prospectus Supplement”), we sold an aggregate of 20.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $400.0 million.
We intend to use the net proceeds from the ATM Offering for general corporate purposes, which may include acquisitions and investments in a manner consistent with the Investment Policy.
Cash Flows

	Nine Months Ended
	November 2, 2024	October 28, 2023	Change
Cash used in operating activities	$(16.6)	$(192.7)	$176.1
Cash provided by (used in) investing activities	247.7	(53.8)	301.5
Cash provided by (used in) financing activities	3,445.5	(8.1)	3,453.6
Exchange rate effect on cash, cash equivalents and restricted cash	1.1	(12.2)	13.3
Increase (decrease) in cash, cash equivalents and restricted cash	$3,677.7	$(266.8)	$3,944.5
Operating Activities
Cash used in operating activities were an outflow of $16.6 million during the nine months ended November 2, 2024, compared to an outflow of $192.7 million during the nine months ended October 28, 2023.

Cash used in operating activities during the nine months ended November 2, 2024 decreased compared to the nine months ended October 28, 2023 primarily due to an increase in net income and a decrease in merchandise inventory purchases.
Investing Activities
Cash provided by investing activities were an inflow of $247.7 million during the nine months ended November 2, 2024 compared to an outflow of $53.8 million during the nine months ended October 28, 2023.

Cash provided by investing activities during the nine months ended November 2, 2024 was primarily attributable to proceeds from the maturity of marketable securities and proceeds from the sale of property and equipment in our Europe segment, partially offset by purchases of marketable securities and routine capital expenditures. Cash used in investing activities during the nine months ended October 28, 2023 was primarily attributable to purchases of marketable securities and ongoing technological investments, partially offset by proceeds from sales and maturities of marketable securities, as well as proceeds from the sale of property and equipment in our Europe segment.
Financing Activities
Cash flows provided by financing activities were an inflow of $3,445.5 million during the nine months ended November 2, 2024 compared to an outflow of $8.1 million during the nine months ended October 28, 2023.

Cash flows provided by financing activities during the nine months ended November 2, 2024 was primarily due to net proceeds of $3,453.8 million received from the issuance of shares of our common stock in connection with the ATM Offering, partially offset by repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026. Cash flows used by financing activities during the nine months ended October 28, 2023 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards.
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
RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. This ASU becomes effective for annual periods beginning in 2024 and interim periods in 2025. The Company is assessing the impact of this ASU and, upon adoption, expects that any impact would be limited to additional segment expense disclosures in the footnotes to its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU becomes effective January 1, 2025. The Company is assessing the impact of this ASU and, upon adoption, expects to include certain additional disclosures in the footnotes to its consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40). The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s unaudited condensed consolidated financial statements.

We did not adopt any Accounting Standard Updates (“ASU”) in the third quarter of fiscal 2024.

OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of November 2, 2024 other than those disclosed in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 5 "Debt" and Note 6 "Commitments and Contingencies" of our condensed consolidated financial statements for additional information.
ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There have been no material changes to our quantitative and qualitative disclosures about market risk as set forth in Part II, Item 7A "Quantitative and Qualitative Disclosures About Market Risks" in our 2023 Annual Report on Form 10-K.
ITEM 4.    CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")) are designed to provide reasonable assurance that required disclosures in the reports that we file or submit under the Exchange Act have been appropriately recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are effective in ensuring that such information is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer, with assistance from other members of management, have reviewed the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report and, based on that evaluation, determined that our disclosure controls and procedures were effective as of November 2, 2024 at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
There were no changes in our internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the third quarter of fiscal 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1.    LEGAL PROCEEDINGS
The matters described in Part I, Item 1 "Notes to the Condensed Consolidated Financial Statements", Note 6 "Commitments and Contingencies - Legal Proceedings" in this Quarterly Report on Form 10-Q are incorporated by reference.
ITEM 1A.    RISK FACTORS
Our operations and financial results are subject to various risks and uncertainties, including those risk factors described in Part I, Item 1A "Risk Factors" in our 2023 Annual Report on Form 10-K for the year ended February 3, 2024, which could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common and capital stock.
ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
None.
ITEM 3.    DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.
ITEM 5.    OTHER INFORMATION

As of December 4, 2024, there were approximately 446,800,365 shares of our Class A common stock outstanding. Of those outstanding shares, approximately 375.8 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 84% of our outstanding shares) and approximately 71.0 million shares of our Class A common stock were held by registered holders with our transfer agent (or approximately 16% of our outstanding shares) as of December 4, 2024.

Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended November 2, 2024, as such terms are defined under Item 408(a) or Regulation S-K.

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

GAMESTOP CORP.

Date: December 10, 2024	By:	/s/ Daniel Moore
Daniel Moore
Principal Financial and Accounting Officer