Form 10-K
period 2025-02-01
GameStop Corp.
filed 2025-03-25
CIK 1326380

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K
☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended February 1, 2025
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No   ☒
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes  ☐       No  ☒
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒        No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒        No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated Filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 762(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to § 240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒
The aggregate market value of the voting and non-voting Class A Common Stock held by non-affiliates of the registrant as of August 2, 2024 was approximately $8.2 billion, based upon the closing market price of $21.07 per share of Class A Common Stock on the New York Stock Exchange. (For purposes of this calculation all of the registrant's directors and officers are deemed affiliates of the registrant.)
Number of shares of $.001 par value Class A Common Stock outstanding as of March 19, 2025: 447,083,981
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the definitive proxy statement of the registrant to be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, as amended, for the 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2024 consisted of the 52 weeks ended on February 1, 2025 ("fiscal 2024"). Fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023") and fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022").
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
As of February 1, 2025, we had a total of 3,203 stores across all of our segments: 2,325 in the United States, 193 in Canada, 374 in Australia, and 311 in Europe. Our stores and ecommerce sites operate primarily under the names GameStop®, EB Games® and Micromania®.
Our Australia and Europe segments also include 38 pop culture themed stores selling collectibles, apparel, gadgets, electronics, toys and other retail products for technology enthusiasts and general consumers in international markets operating under the Zing Pop Culture® brand.
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

Store Locations
Our retail stores are generally located in strip centers, shopping malls and pedestrian areas. These locations provide easy access and high frequency of visits and, in the case of strip centers and high-traffic pedestrian stores, high visibility. We target strip centers that are conveniently located, have a mass merchant or supermarket anchor tenant and have a high volume of customers. As of February 1, 2025, we offered games and entertainment products in 3,203 stores worldwide as more specifically set forth below:
Domestic Locations. The table below sets forth the number and locations of our domestic stores included in the United States segment.

Alabama	37	Louisiana	46	Ohio	97
Alaska	4	Maine	7	Oklahoma	27
Arizona	54	Maryland	42	Oregon	28
Arkansas	17	Massachusetts	36	Pennsylvania	102
California	202	Michigan	62	Rhode Island	6
Colorado	37	Minnesota	26	South Carolina	49
Connecticut	20	Mississippi	27	South Dakota	4
Delaware	11	Missouri	45	Tennessee	60
Florida	149	Montana	8	Texas	256
Georgia	84	Nebraska	9	Utah	20
Hawaii	8	Nevada	27	Vermont	3
Idaho	14	New Hampshire	16	Virginia	71
Illinois	73	New Jersey	54	Washington	52
Indiana	55	New Mexico	18	West Virginia	19
Iowa	20	New York	102	Wisconsin	36
Kansas	21	North Carolina	102	Wyoming	4
Kentucky	51	North Dakota	7

Total Domestic Stores					2,325

International Locations. The table below sets forth the number and locations of our international stores included in our segments in Canada, Australia, and Europe.

Number of Stores
Canada	193

Australia	336
New Zealand	38
Total Stores - Australia	374

France	311

Total International Stores	878

Business Strategy
Our strategy involves (i) using our cash and other sources of liquidity to maximize shareholder value, including through potential investment and/or acquisition opportunities and (ii) optimizing our retail business to achieve profitability.
Investment Policy
On March 18, 2025, the Board of Directors of the Company (the "Board") unanimously authorized a revised investment policy (the “Investment Policy”). In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman of the Board and Chief Executive Officer, Ryan Cohen, and two independent members of the Board, together with such personnel and advisors as the Investment Committee may choose. The Investment Committee regularly reviews risks related to the Company's investment portfolio, including concentration risk. When allocating cash to various investment opportunities and considering related investment risk, the Investment Committee considers market-based factors, including risk adjusted after-tax yields. When reviewing concentration risk, the Investment Committee considers the liquidity needs of the Company, among other things.
Investments are made in accordance with the guidelines in the Investment Policy that is reviewed at least annually, with oversight conducted by senior officers and the Investment Committee.
The overall goals of the Investment Policy are to provide sufficient liquidity to meet the day-to-day financial obligations of the Company, and to optimize investment returns within the guidelines of the Investment Policy. Permissible investment instruments include cash and cash equivalents (e.g. bank obligations, money market funds, and commercial paper), fixed income securities (e.g. obligations of the U.S. Treasury and U.S. Government, tax exempt obligations of states and municipalities, and corporate bonds/notes), equity securities (limited to those listed on the New York Stock Exchange (“NYSE”), NYSE American, NYSE Arca or the Nasdaq Stock Market and in compliance with the listing standards of the applicable exchange) and certain crypto-currencies, including Bitcoin. Individual exceptions to the Investment Policy may only be made by the unanimous agreement of the Investment Committee or, if the Investment Committee is unable to reach unanimous agreement on such exception, by the Board.
On March 25, 2025 we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be invested in Bitcoin. We have not set a maximum amount of Bitcoin we may accumulate, and may sell any Bitcoin we may acquire.
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
Retail Business
GameStop is actively focused on the below objectives:
•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms.
•Achieve Profitability. During fiscal 2024, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment as we look to operate with increased efficiency.
•Expand Our Addressable Market. We continue to explore ways to increase the size of our addressable market through new product and service offerings, including offerings in the graded collectibles category. Expansion of these categories provides the Company with margin accretive opportunities that can assist the Company in achieving its profitability goals.
Vendors
We purchase our new products worldwide from a broad number of manufacturers, software publishers and distributors. Our largest vendors are Sony, Nintendo, and Microsoft, which collectively accounted for a majority of our new product purchases in fiscal 2024. We have established certain rights with our primary gaming product vendors that reduce our risk of inventory obsolescence, including, in some circumstances, unsold product return policies and protections against price reductions. In addition, we generally conduct business on an order-by-order basis, a practice that is typical throughout the industry. We believe that maintaining and strengthening our long-term relationships with our vendors is essential to our operations.
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
In the United States, we compete with Walmart Stores, Inc. (“Walmart”), Target Corporation (“Target”), Best Buy Co., Inc. ("Best Buy") and Amazon.com, Inc. (“Amazon.com”), among others. Throughout Europe we compete with major consumer electronics retailers such as FNAC-Darty, major hypermarket chains like Leclerc , and online retailer Amazon.com. Competitors in Canada include Walmart and Best Buy. In Australia, competitors include JB HiFi stores, Big W, Target and Amazon.com. Globally, we also compete with certain vendors, including Sony, Nintendo and Microsoft among others, for direct-to-consumer offerings.
Seasonality
Our business, like that of many retailers, is seasonal, with the major portion of sales and operating profit realized during the fourth quarter of the fiscal year, which includes the holiday selling season. Results for any quarter are not necessarily indicative of the results that may be achieved for a full fiscal year. Quarterly results may fluctuate materially depending upon, among other factors, the timing of new product introductions, adverse weather conditions, shifts in the timing of certain holidays or promotions and changes in our merchandise mix. We generated approximately 34% of our sales during the fourth quarter of each of fiscal 2024 and 2023.
Trademarks
We have a number of trademarks and service marks, including “GameStop®,” “EB Games®,” “EB Electronics Boutique®," and “GameStop Pro®," which are registered with the U.S. Patent and Trademark Office. For many of our trademarks and service marks, including “Micromania®” and "Zing Pop Culture®," we also have registered or have registrations pending with the trademark authorities throughout the world. We maintain a policy of pursuing registration of our principal marks and opposing any infringement of our marks.
Human Capital
At GameStop, we strive to attract, retain and develop talent at all levels of our organization. We have approximately 6,000 full-time salaried and hourly associates and between 10,000 and 13,000 part-time, hourly associates worldwide, depending on the time of year. Our human resource philosophy is based on the following tenets:
•Development. We are committed to providing our associates with opportunities to develop and grow their careers. We offer learning opportunities through our training programs.
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

Available Information
The SEC maintains a website that contains reports, proxy statements and other information about issuers, like GameStop, who file electronically with the Securities and Exchange Commission (the "SEC"). The address of that site is http://www.sec.gov. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports can be accessed through that website and also indirectly through our corporate website (http://news.gamestop.com). In addition, our Code of Standards, Ethics and Conduct is available on our website under “Corporate Governance” and is available to our stockholders in print, free of charge, upon written request to the Investor Relations Department at GameStop Corp., 625 Westport Parkway, Grapevine, Texas 76051. Any amendments to or waivers of our Code of Standards, Ethics and Conduct or our Code of Ethics for Senior Financial and Executive Officers that apply to our principal executive officer, principal financial officer, principal accounting officer, controllers and persons performing similar functions and that relate to any matter enumerated in Item 406(b) of Regulation S-K promulgated by the SEC will be disclosed on our website. The contents of our corporate website are not part of this Annual Report on Form 10-K, or any other report we file with, or furnish to, the SEC.

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
Risks Related to Our Investment Policy and Investment Portfolio
The value of our investment portfolio may decline.
The Company's Investment Policy permits the Company to invest from time to time in securities and certain crypto-currencies, including Bitcoin and U.S. Dollar-denominated stablecoins, and the Company is, and will be, exposed to market volatility in connection with these investments. The Company’s financial position and financial performance could be adversely affected by worsening market conditions or poor performance of such investments. Bitcoin, for example, is a highly volatile asset and has experienced significant price fluctuations over time. Our Bitcoin strategy has not been tested and may prove unsuccessful. U.S. Dollar-denominated stablecoins may also suffer from value loss due to various issues underlying the product, including bank or issuer failure or underlying blockchain problems. The Company may also invest from time to time in nonmarketable securities and may need to hold such instruments for a long period of time and may not be able to realize a return of its cash investment should there be a need to liquidate to obtain cash at any given time. The Company may also invest from time to time in securities that are interest-bearing securities and if there are changes in interest rates, those changes would affect the interest income the Company earns on these investments and, therefore, impact its cash flows and results of operations.
Our investment portfolio may be concentrated in one or a few holdings, which may result in a single holding significantly impacting the value of our investment portfolio.
The Company’s investment portfolio is overseen in accordance with the guidelines approved by the Investment Committee pursuant to the Investment Policy. The Company’s investment portfolio may be concentrated in just one or a few holdings. Accordingly, a significant decline in the market value of one or more of such holdings may not be offset by hypothetically better performance of the other holdings, if any. This concentration of risk may result in a more pronounced effect on net income and stockholders’ equity, and may result in greater volatility in the fair market value of the Company’s investment portfolio from one period to another.
If we acquire Bitcoin, we will be exposed to certain risks associated with Bitcoin.
The Bitcoin markets have historically experienced significant volatility in price, limited liquidity and trading volumes, relative anonymity, potential susceptibility to market abuse and manipulation, compliance and internal control failures at exchanges and other risks inherent in its entirely electronic, virtual form and decentralized network. Our Bitcoin holdings could significantly impact our financial results and the market price of our listed securities. Our Bitcoin strategy has not been tested over an extended period of time or under different market conditions. We are continually examining the risks and rewards of our strategy to acquire and hold Bitcoin. By investing in Bitcoin, we may become subject to counterparty risk, such as with our Bitcoin custodians and those with whom we transact in Bitcoin or other crypto-currencies. The broader digital assets industry may also be subject to counterparty risks, which could adversely impact the adoption rate, price, and use of Bitcoin. Bitcoin and other crypto-currencies are subject to regulatory and legal uncertainty, and governments and regulators may enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions that could impact the price of Bitcoin or our ability to acquire, hold or transfer Bitcoin, and may subject us to increased regulatory scrutiny. If federal or state tax authorities change Bitcoin’s classification from property, which allows for capital gains treatment but also imposes certain tax reporting requirements, to another category, such as to currency or a financial asset, the resulting tax implications could negatively affect us and our stockholders. Additionally, changes in the accounting treatment of our Bitcoin holdings could have significant accounting impacts, including increasing the volatility of our results. Bitcoin does not pay interest or other returns and we can only generate cash from our Bitcoin holdings if we sell our Bitcoin or implement strategies to create income streams or otherwise generate cash by using our Bitcoin holdings. Even if we pursue any such strategies, we may be unable to create income streams or otherwise generate cash from our Bitcoin holdings, and any such strategies may subject us to additional risks. If we are unable to sell Bitcoin we acquire or otherwise generate funds using our Bitcoin holdings, or if we are forced to sell our Bitcoin at a significant loss, our business and financial condition could be negatively impacted. In addition, Bitcoin and other blockchain-based cryptocurrencies and the entities that provide services to participants in the Bitcoin ecosystem, as well as the Bitcoin and blockchain ledger, digital wallets, and other digital assets and blockchain technologies, have been, and may in the future be, subject to security breaches, cyberattacks or other malicious activities. If we or our third-party service providers experience a security breach or cyberattack and unauthorized parties obtain access to our Bitcoin, or other similar circumstances or events occur, we may lose some or all of our Bitcoin and our financial condition and results of operations could be materially adversely affected. Further, to the extent the private keys for a digital wallet are lost, destroyed, or otherwise compromised and no backup of the private keys is accessible, neither we nor our custodians would be able to access the Bitcoin held in the related digital wallet.
If we acquire U.S. Dollar-denominated stablecoins, we may be exposed to certain risks associated with such stablecoins.
U.S. Dollar-denominated stablecoins are digital assets designed to have a stable value over time as compared to typically volatile digital assets, and are backed by the U.S. Dollar. Volatility in stablecoins, operational issues with stablecoins (for example, technical issues that prevent settlement or redemption), concerns about the sufficiency of any reserves that support stablecoins, or regulatory concerns about stablecoin issuers or intermediaries or the stablecoins themselves, could all impair the value of such stablecoins and result in losses. By investing in U.S. Dollar-denominated stablecoins, we may become subject to counterparty risk, such as with the issuers of the stablecoins, custodians and those with whom we transact in U.S. Dollar-denominated stablecoins. U.S. Dollar-denominated stablecoins are subject to regulatory and legal uncertainty, and governments and regulators may enact new laws and regulations, or pursue regulatory, legislative, enforcement or judicial actions that could impact our ability to acquire, hold or transfer U.S. Dollar-denominated stablecoins, and may subject us to increased regulatory scrutiny.
The Company is required to recognize losses in a particular investment for financial statement purposes even though the Company has not actually sold the security.
Under accounting rules, changes in the unrealized gains and losses on certain of our investments may be included in the Company’s reported net income (loss), even though the Company has not actually realized any gain or loss by selling such securities. Accordingly, changes in the market prices of such securities can have a significant impact on the Company’s reported results for a particular period, even though those changes do not bear on the performance of the Company’s operating businesses.
Our failure to deal appropriately with conflicts of interest could adversely affect our businesses.
Certain of our executive officers, members of our Investment Committee and members of the Board of Directors engage in personal investment activities. These personal investments, done in their individual capacities or through affiliated investment vehicles, may give rise to potential conflicts or perceived conflicts between the personal financial interests of the executive officers, members of our Investment Committee or members of the Board of Directors and the interests of us, any of our subsidiaries or any stockholder other than such executive officers, members of our Investment Committee or members of the Board of Directors.
If we are deemed to be an investment company under the Investment Company Act, we may be required to institute burdensome compliance requirements and our activities may be restricted.
In order not to be regulated as an investment company under the Investment Company Act of 1940, as amended (the “Investment Company Act”), unless we can qualify for an exclusion or exemption therefrom, we must ensure that we are engaged primarily in a business other than investing, reinvesting or trading of securities and that our activities do not include investing, reinvesting, owning, holding or trading in securities and owning “investment securities” having a value constituting more than 40% of our total assets (exclusive of U.S. government securities and cash items) on an unconsolidated basis. If we are deemed to be an investment company under the Investment Company Act, our activities may be restricted, including restrictions on the nature of our investments and restrictions on our issuance of securities. In addition, burdensome requirements may be imposed on us, including registration as an investment company under the Investment Company Act, adoption of a specific form of corporate structure and reporting, record keeping, voting, proxy and disclosure requirements and other rules and regulations that could have a material adverse effect on our business and financial condition and may also require us to substantially change the manner in which we conduct our business. Further, a determination by regulators that Bitcoin or certain other cryptocurrencies constitute “securities” or “investment securities” under the Investment Company Act or other Federal Securities laws could lead to our classification as an investment company under the Investment Company Act and could negatively impact the market price or liquidity of Bitcoin or such other cryptocurrencies that we may hold and the market value of our Class A Common Stock.
Retail Industry Risks
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
The retail environment is intensely competitive and subject to rapid changes in consumer preferences and frequent new product introductions. We compete with mass merchants and regional chains, including Walmart and Target, computer product and consumer electronics stores, including Best Buy, other United States and international gaming and PC software specialty stores, such as FNAC Darty, and Media Markt-Saturn, major hypermarket chains like Leclerc, toy retail chains, internet-based retailers such as Amazon.com, other internet marketplaces, including those operated by game publishers and console manufacturers, online retailers of digital software, game rental companies and collectibles and trading card retailers. Competition may also result from new entrants into the markets we serve, offering products and/or services that compete with us. If we lose customers to our competitors, or if we reduce our prices or increase our spending to maintain our customers, such actions may negatively impact our business and our financial performance.
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
The gaming industry has historically been cyclical in nature in response to the introduction and maturation of new technology. Following the introduction of new gaming platforms, sales of these platforms and related software and accessories generally increase due to initial demand, while sales of older platforms and related products generally decrease as customers migrate toward the new platforms. A new console cycle began with the launch of the Sony PlayStation 5 in November 2020, the Microsoft Xbox Series X in November 2020 and the Nintendo Switch in March 2017. In January 2025, Nintendo announced that Nintendo Switch 2, the successor to the Nintendo Switch system, will be released in 2025.
We are dependent upon the timely delivery of new and innovative products from our vendors and failure to timely obtain new product can adversely affect our sales.
We depend on manufacturers and publishers to deliver video game hardware, software, collectibles (including trading cards), and consumer electronics in quantities sufficient to meet customer demand. Some of the products we sell may be in short supply and highly allocated among us and our competitors and we compete for product inventory. If we fail to obtain products in sufficient quantities, our sales may be negatively impacted.
We also depend on these manufacturers and publishers to regularly introduce new and innovative products and software titles to drive industry sales. In recent years, the number of new software titles available for sale has decreased. Separately, our collectibles category, including trading cards, has been driven in part by demand for new releases. Any material delay in the introduction or delivery, or limited allocations, of hardware platforms, collectibles or software titles could result in reduced sales. In addition, some publishers that have historically published games compatible with multiple gaming platforms have been acquired by console manufacturers. This consolidation could lead to a further reduction in the number of new software titles available for sale.
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
Interruptions to our supply chain or the supply chain of our suppliers may adversely affect our business.
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
Our business, like that of many retailers, is seasonal, with a major portion of our sales and operating profit realized during the fourth quarter of each year, which includes the holiday selling season. During fiscal 2024 and 2023, we generated approximately 34% and 34%, respectively, of our sales during the fourth quarter. Any adverse trend in sales during the holiday selling season could lower our results of operations for the fourth quarter and the entire fiscal year.
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
Our sales of collectibles are heavily dependent upon the continued demand by our customers for collectibles, apparel, toys, trading cards, gadgets, electronics and other retail products for pop culture and technology enthusiasts. The popularity of such products is often driven by movies, television shows, music, fashion and other pop culture influences. Our failure to anticipate, identify and react appropriately to changing trends and preferences of customers could lead to, among other things, excess inventories and higher markdowns.
Changes to tariff and import/export regulations may negatively impact our future financial condition and results of operations.
A significant portion of the products we offer are purchased from foreign vendors or manufactured in foreign countries. In recent months, trade tensions between the United States and other countries have escalated. The imposition of additional, new, or different actions with respect to international trade agreements, the imposition of tariffs on goods imported into the U.S., the erection of barriers to trade, tax policy related to international commerce, or other trade matters could impact the cost or availability of the merchandise we offer, which may have an adverse impact on our business.
Strategic Retail Risks
If we are unable to successfully maintain strong retail and ecommerce experiences for our customers, our sales and results of operations could adversely be impacted.
Our business has become increasingly dependent on multiple sales channels as we strive to deliver a seamless shopping experience to our customers through both online and in-store shopping experiences. Operating an ecommerce platform is a complex undertaking and exposes us to risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate and support our internet operations, website, mobile applications and other related operational systems. If we are not able to successfully operate our ecommerce platform, we may not be able to provide a positive shopping experience or maintain customer traffic, sales or margins, and our business and financial condition could be adversely affected.
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
As part of our strategic plan, we have undertaken cost reduction measures and other initiatives to improve the efficiency of our operations, including initiatives to reduce headcount. These initiatives could strain our existing resources, and we could experience operating difficulties in managing our business, including difficulties in hiring, managing and retaining employees. If we do not adapt, we may experience erosion to our brand, the quality of our products and services may suffer and our operating results may be negatively impacted.
An important element of our profitability initiative is to reduce our global store base. Failure to successfully transfer customers and sales from closed stores to nearby stores could adversely impact our financial results.
As a part of our profitability initiative, we are reducing our global store base, which includes closing stores that are not meeting performance standards or stores at the end of their lease terms with the intent of transferring sales to other nearby locations. If we are unsuccessful in marketing to customers of the stores that we plan to close or in transferring sales to nearby stores, our results of operations could be negatively impacted.
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
Our continued success depends upon customers’ perception of our Company. Any negative publicity relating to our vendors, products, associates and members of our Board or practices could damage our reputation and adversely impact our ability to attract and retain customers and employees. Failure to detect, prevent or mitigate issues that might give rise to reputational risk or failure to adequately address negative publicity or perceptions could adversely impact our reputation, business, results of operations and financial condition.
Operational Risks
If we or the third parties with whom we work do not maintain the security of our information technology systems or data (including customer, associate or Company information), such failure could negatively impact our operations, damage our reputation, cause us to incur substantial additional costs, lead us to become subject to litigation, or cause us to experience other adverse consequences.
An important part of our business involves the receipt, collection, storage, transfer, disposal, disclosure, security, use, and other processing (collectively, “process” or “processing”) of personal information of our customers and associates (including, in the case of customers, payment information) and other sensitive information (including without limitation proprietary and confidential business data, trade secrets, intellectual property, and financial data). We have systems and processes in place that are designed to protect against security and data breaches, compromise of confidential and other sensitive information, and other interruptions. Despite these efforts, we have been the target of cybersecurity attacks in the past and there is no guarantee that the procedures we have implemented to protect against such security breaches, compromises, and other interruptions are adequate or will be effective. Our data and information systems (including those of third parties with whom we work), are subject to a variety of evolving threats (e.g., phishing attacks, software bugs, ransomware, and others). These threats come from a wide variety of actors (e.g., hackers, personnel, nation states and state-sponsored actors). Our data and information systems may also be compromised for reasons other than a cyberattack (e.g., information system malfunctions, loss, telecommunications failures, earthquakes, fire or flood). We rely on certain third parties and their technologies to operate critical business systems to process sensitive data (including personal information) in a variety of contexts. Our ability to monitor these third parties’ information security practices is limited, and these third parties may not have adequate information security measures in place. If the third parties with whom we work experience a security breach, compromise, or other interruption, we could experience adverse consequences.
A successful cybersecurity attack or other compromise of our data or information systems could lead to significant disruptions in the operations of our systems and business, including our ability to accept payment from customers, unauthorized release of sensitive information (including customer payment information) and corruption of data. If we (or a third party with whom we work) experience a security breach or other compromise or are perceived to have experienced a security breach or other compromise, we may experience material adverse consequences, such as significant investment and resources to identify and remediate such breach or other compromise, notification obligations, costly litigation, government investigations, government enforcement actions, fines, penalties and/or lawsuits, significant harm to our reputation with our customers, and other similar harms.
We are subject to stringent and evolving laws and other obligations related to data privacy and security. Compliance with such obligations and our actual or perceived failure to comply with such obligations could lead to increased costs and liabilities (e.g., government investigations, litigation, fines and penalties, reputational harm, loss of revenue, loss of customers and other adverse business consequences).
Given our processing of personal information, we are subject to laws and other obligations (including industry standards (such as those related to payment cards), policies, statements and contracts) relating to personal information. Laws governing personal information continue to evolve, as federal, state and foreign governments continue to adopt new or different measures relating to data privacy and security as well as the processing of personal information. The interpretation and application of many existing privacy and data protection laws and regulations in the U.S. (including the California Consumer Privacy Act, as amended (“CCPA”)), Europe (including the European Union’s General Data Protection Regulation), and elsewhere impose stringent obligations on processing personal information and create the risk of significant fines and other adverse consequences for noncompliance. Such laws and regulations may be interpreted or applied in a manner that is inconsistent with each other and may complicate our existing data management practices. Evolving compliance and operational requirements under applicable data protection obligations have become increasingly burdensome and complex. Additionally, under various data protection laws and other obligations, we may be required to provide specific notices and obtain certain consents to process personal information. For example, some of our data processing practices have been, and may in the future continue to be, subject to challenges or lawsuits under data privacy, data security, and communications laws, including, for example, challenges based on anti-wiretapping or eavesdropping laws. We are or may become subject to obligations that limit the manner in which we transfer personal information across national borders. Our insurance coverage may be inadequate to protect us from privacy and security liabilities, such coverage may not continue to be available on commercially reasonable terms or at all, or such coverage may not pay claims.
Compliance with such obligations increases our costs. Our failure (or perceived failure) to comply with these obligations could result in adverse consequences, including but not limited to privacy or security-related claims (including class actions), government investigations and enforcement actions, penalties and fines, require us to change our business practices and may lead to administrative, civil, or criminal liability.
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
Our U.S. support, fulfillment and refurbishment operations are concentrated, in large part, in a single facility in Grapevine, Texas. A casualty or other event that impacts this facility or its employees could significantly disrupt our support, fulfillment and refurbishment operations, and as a result could adversely affect our operations and financial condition.
We seek to mitigate our exposure to disruptions in several ways. For example, where feasible, we design the configuration of our logistics operations to reduce the consequences of disasters and other disruptions. We also maintain insurance for these facilities against casualties, and we evaluate our risks and develop contingency plans for dealing with them. Although we have reviewed and analyzed a broad range of disruption risks applicable to our logistics operations, the ones that actually affect us may not be those that we have concluded are most likely to occur. Furthermore, our plans may not be adequate at the time of occurrence for the magnitude of any particular disruption event that we may encounter.
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
As a result of our operations in foreign countries, our global tax rate is derived from a combination of applicable tax rates in the various jurisdictions in which we operate. Depending upon the sources of our income, any agreements we may have with taxing authorities in various jurisdictions and the tax filing positions we take in various jurisdictions, our overall tax rate may be higher than other companies or higher than our tax rates have been in the past. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our business and to estimates of the amount of income to be derived in any given jurisdiction. A change in the mix of our business from year to year and from country to country, changes in rules related to accounting for income taxes, changes in tax laws in any of the jurisdictions in which we operate, or adverse outcomes from the tax audits that regularly are in process in any jurisdiction in which we operate could result in an unfavorable change in our overall tax rate, which could have a material adverse impact on our business and results of our operations.
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
Risks Related to Our Class A Common Stock
The market price of our Class A Common Stock has been extremely volatile and may continue to be volatile due to numerous circumstances beyond our control.
The market price of our Class A Common Stock has fluctuated, and may continue to fluctuate, widely, due to many factors, some of which may be beyond our control. These factors include, without limitation:
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
Stock markets in general and our stock price in particular have experienced extreme price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of those companies and our Company. These broad market fluctuations may adversely affect the trading price of our Class A Common Stock. In particular, a large proportion of our Class A Common Stock has been and may continue to be traded by short sellers which has put and may continue to put pressure on the supply and demand for our Class A Common Stock, further influencing volatility in its market price. These and other external factors have caused and may continue to cause the market price and demand for our Class A Common Stock to fluctuate substantially, which may limit or prevent our stockholders from readily selling their shares of our Class A Common Stock and may otherwise negatively affect the liquidity of our Class A Common Stock.
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
•the amounts devoted to strategic investments and failure to achieve anticipated profitability and benefits from such initiatives within the expected time-frames, or at all;
•the timing and extent of the achievement of anticipated profits from investments, if at all;
•to the extent we acquire and hold significant amounts of Bitcoin or U.S. Dollar-denominated stablecoins, fluctuations in the price of Bitcoin or such stablecoins, changes to our Bitcoin or stablecoin strategy and regulatory, commercial and technical developments relating to Bitcoin or such stablecoins;
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
We and our subsidiaries may incur additional debt.
Debt financing, if obtained, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, and could increase our expenses and require that our assets secure such debt. These restrictions and expenses could, in turn, negatively impact our financial condition and liquidity.
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
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 1C.    CYBERSECURITY
Risk Management and Strategy
An important part of our business involves the receipt, storage and other processing of personal information of our customers and associates, including, in the case of our customers, payment information. Security of this information and our other proprietary or sensitive data is imperative to ensure the trust of our customers, vendors, and associates. We assess, identify and manage material risks related to potential cybersecurity attacks on or through our electronic information systems that could adversely affect the confidentiality, integrity, or availability of our information systems or the information residing on those systems through various processes. These processes include a wide variety of controls, technologies, methods, systems, and other processes that are designed to prevent, detect, or mitigate data loss, theft and misuse, and unauthorized access to, or other cybersecurity attacks or vulnerabilities affecting, our data and information technology systems.
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

We have an information technology (“IT”) security team, led by our chief information security officer, that is responsible for implementing and maintaining cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across GameStop. We seek to address cybersecurity risks through a cross-functional approach, including relevant training for applicable associates and regular reviews and tests of our cybersecurity program that leverage audits performed by our internal audit team. In addition to our in-house cybersecurity capabilities, at times we also engage consultants or other third parties to assist with assessing, identifying and managing cybersecurity risks.
We use processes to oversee and identify material risks from cybersecurity threats associated with our use of third-party technology and systems. We maintain processes designed to reduce the impact of a cybersecurity attack or other compromise at a third-party vendor.
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
See “Item 1A. Risk Factors” for additional information about the risks to our business associated with a breach or compromise to our data and information security systems.
Governance
As indicated above, we have an IT security team, led by our chief information security officer, that is responsible for implementing and maintaining centralized cybersecurity and data protection practices at the Company in close coordination with senior leadership and other teams across GameStop. The security team’s leadership has an average of 13 years of prior work experience in various roles including monitoring, response, compliance and privacy. These individuals are informed about, and monitor the prevention, mitigation, detection and remediation of cybersecurity incidents through their management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan, and report to the Audit Committee on any appropriate items.
The Audit Committee of the Board of Directors, with input from management, assesses the measures implemented by us to mitigate and prevent cybersecurity attacks or other compromise. The Company’s IT team consults with, and provides regular updates to, our Audit Committee, as well as members of our senior management team, as appropriate, on technology and cybersecurity matters, the status of projects to strengthen our information security systems, assessments of our cybersecurity program, and timely reports regarding any cybersecurity attack that meets established reporting thresholds. Our Audit Committee has oversight responsibility for our cybersecurity program.

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
The terms of the store leases for the 3,203 leased stores open as of February 1, 2025 expire as follows.

Lease Terms to Expire During	Number of Stores
Fiscal 2025	1,688
Fiscal 2026	771
Fiscal 2027	356
Fiscal 2028	261
Fiscal 2029 and later	127
3,203
As of February 1, 2025, we owned zero and leased 11 distribution facilities, totaling approximately 1.8 million square feet. The lease expiration dates for the leased facilities range from 2025 to 2032, with an average remaining lease life, including reasonably certain options, of approximately six years.
The following table presents our principal facilities(1) . Additional information regarding our properties can be found in Item 1, “Business—Store Locations” in this Form 10-K.

Location	Segment	Square Footage	Owned or Leased	Use
Grapevine, Texas, USA(1)	United States	360,000	Leased	Distribution, administration, and manufacturing
Brampton, Ontario, Canada	Canada	119,000	Leased	Distribution and administration
Eagle Farm, Queensland, Australia	Australia	185,000	Leased	Distribution and administration
Sophia Antipolis, France	Europe	18,165	Leased	Administration
Paris, France	Europe	76,000	Leased	Distribution
___________________
(1) In fiscal 2024 we closed our York, Pennsylvania distribution facility to consolidate U.S. fulfillment activities to our Grapevine, Texas facility. In fiscal 2024 we divested our operations in Italy, which included our facility in Milan, Italy. In fiscal 2024 we relocated our U.S. refurbishment operations into our distribution and administration facility in Grapevine Texas. Previously these refurbishment operations were performed in a separate facility also located in Grapevine, Texas.
ITEM 3.    LEGAL PROCEEDINGS
The matters included in Part II, Item 8, Notes to the Consolidated Financial Statements, Note 15, "Commitments and Contingencies - Legal Proceedings" included in this Form 10-K are incorporated by reference.
ITEM 4.    MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Our Class A Common Stock is traded on the NYSE under the symbol “GME”. As of March 19, 2025, there were 447,083,981 shares of our Class A Common Stock outstanding. Of those outstanding shares, approximately 377.6 million were held by Cede & Co on behalf of the Depository Trust & Clearing Corporation (or approximately 84% of our outstanding shares) and approximately 69.5 million shares of our Class A Common Stock were held by registered holders with our transfer agent (or approximately 16% of our outstanding shares). As of March 19, 2025, there were 190,074 record holders of our Class A Common Stock.
On June 3, 2019, our Board of Directors elected to eliminate our quarterly dividend in an effort to strengthen our balance sheet and provide increased financial flexibility. During the past five fiscal years, we have not declared, and do not anticipate declaring in the near term, dividends on shares of our Class A Common Stock. We currently use, and will continue to use, all available funds and any future earnings for working capital and general corporate purposes, maintaining a strong balance sheet, potential strategic initiatives and capital expenditures. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will depend upon results of operations, financial condition, contractual restrictions, including those under the agreements governing our existing indebtedness, and other factors our Board of Directors deems relevant.
Stock Comparative Performance Graph
The following graph compares the cumulative total stockholder return on our Class A Common Stock for the period commencing January 28, 2019 through January 31, 2025 (the last trading date of fiscal 2024) with the cumulative total return on the Standard & Poor’s 500 Stock Index (the “S&P 500”) and the Dow Jones Retailers, Other Specialty Industry Group Index (the “Dow Jones Specialty Retailers Index”) over the same period. Total return values were calculated based on cumulative total return assuming (i) the investment of $100 in our Class A Common Stock, the S&P 500 and the Dow Jones Specialty Retailers Index on January 28, 2019 and (ii) reinvestment of dividends.
The following stock performance graph and related information shall not be deemed “soliciting material” or “filed” with the SEC, nor should such information be incorporated by reference into any future filings under the Securities Act or the Exchange Act, except to the extent that we specifically incorporate it by reference in such filing.

	1/28/2019	1/31/2020	1/29/2021	1/28/2022	1/27/2023	2/2/2024	1/31/2025
GME	$100.00	$25.63	$2,169.54	$653.60	$609.34	$393.32	$718.28
S&P 500 Index	$100.00	$124.48	$145.93	$176.56	$164.83	$204.08	$251.96
Dow Jones Specialty Retailers Index	$100.00	$110.92	$156.31	$149.90	$149.53	$178.51	$261.04
As noted above under the heading "Risk Factors — Risk Related to Our Class A Common Stock", the market price of our Class A Common Stock has been extremely volatile due to circumstances outside of our control, including a short squeeze in 2021 that led to volatile price movements that were unrelated or disproportionate to our operating performance.
Issuer Purchases of Equity Securities
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date. We did not repurchase shares during fiscal 2024 or fiscal 2023. As of February 1, 2025, we have $101.3 million remaining under the repurchase authorization. Refer to Item 7. Management's Discussion and Analysis - "Share Repurchases" for additional information.
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
In Management’s Discussion and Analysis of Financial Condition and Results of Operations, we provide a detailed analysis for fiscal 2024 compared to fiscal 2023. For a comparison of our results of operations for fiscal 2023 compared to fiscal 2022, see “Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our annual report on Form 10-K for the fiscal year ended February 3, 2024, as filed with the SEC on March 26, 2024.
OVERVIEW
GameStop Corp. (“GameStop,” “we,” “us,” “our” or the “Company”), a Delaware corporation established in 1996, is a leading specialty retailer offering games and entertainment products through its thousands of stores and ecommerce platforms.
BUSINESS PRIORITIES
Our strategy involves (i) using our cash and other sources of liquidity to maximize shareholder value, including through potential investment and/or acquisition opportunities and (ii) optimizing our retail business to achieve profitability.
Investment Policy
On March 18, 2025, the Board of Directors of the Company (the "Board") unanimously authorized a revised investment policy (the “Investment Policy”). In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman of the Board and Chief Executive Officer, Ryan Cohen, and two independent members of the Board, together with such personnel and advisors as the Investment Committee may choose. The Investment Committee regularly reviews risks related to the Company's investment portfolio, including concentration risk. When allocating cash to various investment opportunities and considering related investment risk, the Investment Committee considers market-based factors, including risk adjusted after-tax yields. When reviewing concentration risk, the Investment Committee considers the liquidity needs of the Company, among other things.
Investments are made in accordance with the guidelines in the Investment Policy that is reviewed at least annually, with oversight conducted by senior officers and the Investment Committee.
The overall goals of the Investment Policy are to provide sufficient liquidity to meet the day-to-day financial obligations of the Company, and to optimize investment returns within the guidelines of the Investment Policy. Permissible investment instruments include cash and cash equivalents (e.g. bank obligations, money market funds, and commercial paper), fixed income securities (e.g. obligations of the U.S. Treasury and U.S. Government, tax exempt obligations of states and municipalities, and corporate bonds/notes), equity securities (limited to those listed on the New York Stock Exchange (“NYSE”), NYSE American, NYSE Arca or the Nasdaq Stock Market and in compliance with the listing standards of the applicable exchange) and certain crypto-currencies, including Bitcoin. Individual exceptions to the Investment Policy may only be made by the unanimous agreement of the Investment Committee or, if the Investment Committee is unable to reach unanimous agreement on such exception, by the Board.
On March 25, 2025 we announced that, as part of our revisions to the Investment Policy, the Board approved the addition of Bitcoin as a treasury reserve asset, whereby a portion of our cash or future debt and equity issuances may be invested in Bitcoin. We have not set a maximum amount of Bitcoin we may accumulate, and may sell any Bitcoin we may acquire.
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

Retail Business
GameStop is actively focused on the below objectives:
•Establish Omnichannel Retail Excellence. We aim to be the leading destination for games and entertainment products through our stores and ecommerce platforms.
•Achieve Profitability. During fiscal 2024, we continued to optimize our cost structure to align with our current and anticipated future needs. We will continue to focus on cost containment as we look to operate with increased efficiency.
•Expand Our Addressable Market. We continue to explore ways to increase the size of our addressable market through new product and service offerings, including offerings in the graded collectibles category. Expansion of these categories provides the Company with margin accretive opportunities that can assist the Company in achieving its profitability goals.
In connection with our efforts to achieve sustained profitability, we continue to evaluate our international assets and operations, to determine their strategic and financial fit and to eliminate redundancies and underperforming assets. To date we have taken the following steps as part of this ongoing effort:
•During fiscal 2023, we exited our operations in Ireland, Switzerland, and Austria.
•During the fourth quarter of fiscal 2024 we closed down our store operations in Germany
•During the fourth quarter of fiscal 2024, we sold our Italian subsidiary, GameStop Italy S.r.l, which operated our Italian stores and e-commerce business. The stores in Italy will continue to operate under the GameStop brand for a transition period of up to six months. We recognized impairment expense of $7.6 million on the assets and a loss of $0.5 million during fiscal 2024 in connection with the sale. The proceeds and loss on the sale were immaterial to our financial results.
•On February 18, 2025, we announced a plan to pursue a sale of our operations in France and Canada
We have also initiated a comprehensive store portfolio optimization review which involves identifying stores for closure based on many factors, including an evaluation of current market conditions and individual store performance. This review, among other things, resulted in the closure of 590 stores in the United States in fiscal 2024. While this review is ongoing and a specific set of stores has not been identified for closure, we anticipate closing a significant number of additional stores in fiscal 2025.
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
STORE COUNT INFORMATION
The following table presents the number of stores by segment as of the end of fiscal 2024 compared to the end of fiscal 2023.

	February 3, 2024	Openings	Disposals	February 1, 2025
United States	2,915	—	(590)	2,325
Canada	203	1	(11)	193
Australia	404	3	(33)	374
Europe	647	—	(336)	311
Total Stores	4,169	4	(970)	3,203

CONSOLIDATED RESULTS OF OPERATIONS
The following table presents certain statement of operations items (in millions) and as a percentage of net sales:

	Fiscal 2024		Fiscal 2023		Change
	Amount	Percent of Net Sales	Amount	Percent of Net Sales	$	%
Net sales	$3,823.0	100.0%	$5,272.8	100.0%	$(1,449.8)	(27.5)%
Cost of sales	2,709.1	70.9	3,978.6	75.5	(1,269.5)	(31.9)
Gross profit	1,113.9	29.1	1,294.2	24.5	(180.3)	(13.9)
Selling, general, and administrative expenses	1,130.4	29.6	1,323.9	25.1	(193.5)	(14.6)
Asset impairments	9.7	0.2	4.8	0.1	4.9	102.1
Operating loss	(26.2)	(0.7)	(34.5)	(0.7)	8.3	24.1
Interest (income) expense, net	(163.4)	(4.3)	(49.5)	(0.9)	(113.9)	(230.1)
Other expense, net	—	—	1.9	—	(1.9)	100.0
Income before income taxes	137.2	3.6	13.1	0.2	124.1	NM(1)
Income tax expense, net	5.9	0.2	6.4	0.1	(0.5)	(7.8)
Net income	$131.3	3.4%	$6.7	0.1%	$124.6	NM(1)
(1) “NM” is data that is not meaningful.
Net Sales
The following table presents net sales by significant product category:

	Fiscal 2024		Fiscal 2023		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
Hardware and accessories	$2,099.7	54.9%	$2,996.8	56.8%	$(897.1)	(29.9)%
Software	1,005.4	26.3	1,522.0	28.9	(516.6)	(33.9)
Collectibles	717.9	18.8	754.0	14.3	(36.1)	(4.8)
Total	$3,823.0	100.0%	$5,272.8	100.0%	$(1,449.8)	(27.5)%

The following table presents net sales by reportable segment:

	Fiscal 2024		Fiscal 2023		Change
	Net Sales	Percent of Net Sales	Net Sales	Percent of Net Sales	$	%
United States	$2,575.7	67.4%	$3,429.4	65.1%	$(853.7)	(24.9)%
Canada	204.3	5.3	292.5	5.5	(88.2)	(30.2)
Australia	404.9	10.6	522.5	9.9	(117.6)	(22.5)
Europe	638.1	16.7	1,028.4	19.5	(390.3)	(38.0)
Total	$3,823.0	100.0%	$5,272.8	100.0%	$(1,449.8)	(27.5)%
During fiscal 2024, total net sales decreased 27.5% compared to the prior year, with net sales in our Europe, Canada, United States, and Australia segments decreasing by 38.0%, 30.2%, 24.9%, and 22.5%, respectively, compared to the prior year. The decrease in consolidated net sales in fiscal 2024 compared to the prior year was primarily attributable to a $516.6 million or 33.9% decline in the sales of software, a $897.1 million or 29.9% decline in the sale of hardware and accessories, and a $36.1 million or 4.8% decline in the sales of collectibles.

Gross Profit
Gross profit decreased $180.3 million or 13.9% in fiscal 2024 compared to the prior year, and gross profit as a percentage of net sales increased to 29.1% in fiscal 2024 compared to 24.5% in the prior year.
The decrease in gross profit in fiscal 2024 compared to the prior year is primarily attributable to the decrease in net sales, as further outlined in the net sales commentary. The increase in gross profit as a percentage of net sales is primarily due to a shift to higher margin product categories, specifically collectibles and preowned hardware and accessories, as well as improvements in inventory management. Sales of collectibles as a percentage of total net sales increased to 18.8% in the current year, compared to 14.3% in the prior year. Sales of pre-owned hardware and accessories as a percentage of total net sales increased to 11.5% in the current year, compared to 9.3% in the prior year.
Selling, General, and Administrative Expenses
SG&A expenses decreased $193.5 million or 14.6% in fiscal 2024 compared to the prior year, and SG&A as a percentage of net sales increased to 29.6%, in fiscal 2024, compared to 25.1% the prior year.
The decrease in SG&A expenses in fiscal 2024 compared to the prior year is primarily attributable to a $157.2 million reduction in labor-related costs, consulting services costs, and marketing expenses, driven by our continued focus on cost reduction efforts. Store related costs decreased $30.7 million in the current year in connection with store closures, primarily in our European segment. The increase in SG&A as a percentage of net sales is primarily attributable to the decrease in net sales relative to the decrease in SG&A expenses, as further outlined in the net sales commentary.
Asset Impairments
Asset impairments related to store-level assets increased $4.9 million to $9.7 million in fiscal 2024, compared to $4.8 million in the prior year. See Item 8, Notes to the Consolidated Financial Statements, Note 5 "Segment Information" for additional information related to the impact of impairment charges by segment.
Interest Income, Net
Interest income, net increased $113.9 million to $163.4 million in fiscal 2024, compared to $49.5 million in the prior year. The increase is primarily attributable to an increase in cash and cash equivalents resulting from the issuance and sale of shares of our Class A Common Stock under the ATM Transactions, as well as higher interest rates in the current year compared to the prior year.
Income Tax Expense, Net
Income tax expense, net decreased $0.5 million to $5.9 million in fiscal 2024, compared to $6.4 million in the prior year. The company reported an effective tax rate of 4.3% in fiscal 2024 down from 48.9% in the prior year. This decrease in effective tax rate is primarily attributable to a $113.9 million increase in interest income and a corresponding $24 million increase in statutory tax expense, offset by tax benefits recognized in the current year. See Item 8, Notes to the Consolidated Financial Statements, Note 14, "Income Taxes," for additional information.

LIQUIDITY AND CAPITAL RESOURCES
Cash, cash equivalents and marketable securities

	February 3, 2024	January 28, 2023
Cash and cash equivalents	$4,756.9	$921.7
Marketable securities	18.0	277.6
Cash, cash equivalents and marketable securities	$4,774.9	$1,199.3
Sources of Liquidity; Uses of Capital
Our principal sources of liquidity are cash on hand and cash from operations. As of February 1, 2025, we had total unrestricted cash and cash equivalents on hand of $4,756.9 million and marketable securities of $18.0 million.
Our cash and cash equivalents are carried at fair value and consist primarily of cash, money market funds, cash deposits with commercial banks, U.S. government bonds and notes, and highly rated direct short-term instruments with original maturities of 90 days or less.
Our marketable securities are also carried at fair value and include investments in certain highly-rated short-term government notes, government bills, and time deposits. As of February 1, 2025, the investment portfolios' aggregate balance was $18.0 million, all of which have an original maturity in excess of 90 days and less than one year and are classified as marketable securities on our Consolidated Balance Sheets.
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
On March 18, 2025, the Board approved a revised Investment Policy. See "Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations - Investments” for more information. Gains and losses on marketable securities may fluctuate significantly from period to period in the future and could have a significant impact on the Company’s results of operations. However, the amount of gain or loss on marketable securities for any given period may have no predictive value and variations in amount from period to period may have no analytical value.
In fiscal 2021, six separate unsecured term loans held by our French subsidiary, Micromania SAS, for a total of €40.0 million were extended for five years. As of February 1, 2025, $16.9 million remains outstanding.
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
Some of our vendors have requested and may continue to request credit support collateral for our inventory purchase obligations and the levels of such collateral will depend on a variety of factors, including our inventory purchase levels, available payment terms for inventories, favorable credit terms, and costs of providing collateral.
We maintain uncommitted facilities with certain lenders that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral. As of February 1, 2025, we had letters of credit and other bank guarantees outstanding in the amount of $7.3 million.
On May 17, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Sales Agent”) providing for the sale by the Company of shares of our Class A Common Stock, par value $0.001 per share (“Common Shares”), from time to time, through the Sales Agent in connection with an “at-the-market offering” program (the “ATM Offerings”).

Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on May 17, 2024, we sold an aggregate of 45.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $933.4 million.
Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on June 7, 2024, we sold an aggregate of 75.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2,137.0 million.
Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on September 10, 2024, we sold an aggregate of 20.0 million additional Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $400.0 million.
We intend to use the net proceeds from the ATM Offerings for general corporate purposes, which may include acquisitions and investments in a manner consistent with the Investment Policy.
Cash Flows
The following table presents a summary of our cash flows from operating, investing, and financing activities, as reflected in the Consolidated Statements of Cash Flows:

	Fiscal 2024	Fiscal 2023	Change
Cash provided by (used in) operating activities	$145.7	$(203.7)	$349.4
Cash provided by (used in) investing activities	265.1	(33.2)	298.3
Cash provided by (used in) financing activities	3,443.0	(11.6)	3,454.6
Exchange rate effect on cash, cash equivalents and restricted cash	(2.9)	(8.6)	5.7
Increase (decrease) in cash, cash equivalents and restricted cash	$3,850.9	$(257.1)	$4,108.0
Operating Activities
In fiscal 2024, cash provided by operating activities were $145.7 million, compared with cash used in operations of $203.7 million in fiscal 2023.
Cash provided by operating activities during fiscal 2024 was primarily due to the impact of our net income, a decrease in merchandise inventories, and a decrease in receivables, partially offset by a decrease in accounts payable and accrued liabilities.
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
Investing Activities
In fiscal 2024, cash provided by investing activities were $265.1 million, compared to cash used in investing activities of $33.2 million in fiscal 2023.
Cash provided by investing activities during fiscal 2024 was primarily attributable to proceeds from the maturity of marketable securities and proceeds from the sale of property and equipment in our Europe segment, partially offset by purchases of marketable securities and routine capital expenditures.
Cash used in investing activities during fiscal 2023 was primarily due to purchases of marketable securities, ongoing technological investments, and store-related capital expenditures, partially offset by proceeds from sales and maturities of marketable securities, and proceeds from the sale of property and equipment in our Europe segment.
Financing activities
In fiscal 2024, cash provided by financing activities were $3,443.0 million, compared to cash used in financing activities of $11.6 million in fiscal 2023.
Cash provided by financing activities during fiscal 2024 was primarily due to net proceeds of $3,453.8 million received from the issuance and sale of shares of our Class A Common Stock in connection with the ATM Offerings, partially offset by repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026.

Cash used in financing activities during fiscal 2023 was attributable to the repayments on our government-guaranteed low interest French term loans due October 2022 through October 2026 and the settlement of stock-based awards.
Share Repurchases
On March 4, 2019, our Board of Directors approved a share repurchase authorization allowing us to repurchase up to $300.0 million of our Class A Common Stock. The authorization has no expiration date.
We did not repurchase shares during fiscal 2024, fiscal 2023 or fiscal 2022. As of February 1, 2025, we have $101.3 million remaining under the repurchase authorization.
OFF-BALANCE SHEET ARRANGEMENTS
We had no material off-balance sheet arrangements as of February 1, 2025 other than those disclosed in Item 8, Notes to the Consolidated Financial Statements, Note 15, "Commitments and Contingencies".
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
Our ability to gauge these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Any inability to forecast customer demand properly could lead to increased costs associated with write-downs of inventory to reflect volumes or pricing of inventory which we believe represents the net realizable value. A 10% change in our obsolescence reserve percentage at February 1, 2025 would have affected net earnings by approximately $1.5 million in fiscal 2024.
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
We continually evaluate our methodology and assumptions based on developments in redemption patterns, retail price per point redeemed and other factors. Changes in the ultimate redemption rate and weighted-average retail price per point redeemed have the effect of either increasing or decreasing the deferred revenue balance through current period revenue by an amount estimated to cover the retail value of all points previously earned but not yet redeemed by loyalty program members as of the end of the reporting period. A 10% change in our customer loyalty program redemption rate or a 10% change in our weighted-average retail value per point redeemed at February 1, 2025, in each case, would have affected net earnings by approximately $1.4 million in fiscal 2024. A 10% change in our gift card breakage rate at February 1, 2025 would have affected net earnings by approximately $9.5 million in fiscal 2024. A 10% change in our reservation breakage at February 1, 2025 would have affected net earnings by approximately $1.3 million in fiscal 2024.
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
The Organization for Economic Co-operation and Development ("OECD"), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, became effective across various countries in 2024, as each country works to enact legislation influenced by the OECD Pillar Two rules. In 2024, the Company had no impact on its effective tax rate after the adoption of the Pillar Two framework. The Company will continue to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.
Additionally, a valuation allowance is recorded against a deferred tax asset if it is not more likely than not that the asset will be realized. We assess the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. Several factors are considered in evaluating the realizability of our deferred tax assets, including the remaining years available for carry forward, the tax laws for the applicable jurisdictions, the future profitability of the specific business units, and tax planning strategies. Based on our analysis, we have determined that it is more likely than not that some portion of our deferred tax assets will not be realized. Our valuation allowances decreased by $63.9 million to $291.3 million as of February 1, 2025, primarily because it is was determined that it is more likely than not that some of the existing gross and/or net deferred tax assets will be recognized. See Item 8, Notes to the Consolidated Financial Statements, Note 14, "Income Taxes," for additional information.
We maintain accruals for uncertain tax positions until examination of the tax year is completed by the taxing authority, available review periods expire, or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. Our liability for uncertain tax positions was $7.5 million as of February 1, 2025. Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings, as well as to the expiration of statutes of limitations in the jurisdictions in which we operate. We base our estimate of an annual effective tax rate at any given point in time on a calculated mix of the tax rates applicable to our operations and to estimates of the amount of income to be derived in any given jurisdiction. We file our tax returns based on our understanding of the appropriate tax rules and regulations. However, complexities in the tax rules and our operations, as well as positions taken publicly by the taxing authorities, may lead us to conclude that accruals for uncertain tax positions are required.
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
Foreign Currency Risk
We use forward exchange contracts to manage currency risk primarily related to intercompany loans denominated in non-functional currencies. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. We recognized a gain of $0.9 million and a gain of $2.0 million in SG&A expenses in our Consolidated Statement of Operations related to derivative instruments for the fiscal years ended February 1, 2025 and February 3, 2024, respectively. The aggregate fair value of the forward exchange contracts as of February 1, 2025 and February 3, 2024 was a net liability of zero, respectively, as measured by observable inputs obtained from market news reporting services, such as Bloomberg, and industry-standard models that consider various assumptions, including quoted forward prices, time value, volatility factors, and contractual prices for the underlying instruments, as well as other relevant economic measures. As of February 1, 2025, we do not have any outstanding derivatives or contracts, and we do not have foreign exchange risk exposures due to foreign exchange derivatives or contracts.
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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of GameStop Corp. and subsidiaries (the "Company") as of February 1, 2025 and February 3, 2024, the related consolidated statements of operations, comprehensive loss, stockholders' equity, and cash flows for the 52 weeks ended February 1, 2025, the 53 weeks ended February 3, 2024 and the 52 weeks ended January 28, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of February 1, 2025 and February 3, 2024 and the results of its operations and its cash flows for the 52 weeks ended February 1, 2025, the 53 weeks ended February 3, 2024, and the 52 weeks ended and January 28, 2023, in conformity with accounting principles generally accepted in the United States of America.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 25, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which they relate.
Valuation of Merchandise Inventories - Refer to Note 2 to the financial statements.
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

We identified the reserve for merchandise inventory in certain geographies as a critical audit matter because of the significant estimates and assumptions management uses to estimate potential obsolescence. The estimates and assumptions used by management include consideration of quantities on hand, recent sales prices, and key customer demand product metrics, such as inventory turnover and product margins. Evaluation of this estimate required a high degree of auditor judgment and an increased extent of effort when (1) performing audit procedures to evaluate the reasonableness of the estimates and assumptions used by management, and (2) performing audit testing of the key inputs to the related calculations, to evaluate whether the reserve for merchandise inventory in certain geographies was appropriately recorded as of February 1, 2025.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the excess, slow-moving, and obsolete merchandise inventory reserve in certain geographies included the following, among others:
•We tested the design and operating effectiveness of the controls over the valuation of inventories.
•We evaluated the appropriateness and consistency of management’s methods and assumptions used in developing their estimate of the excess, slow-moving, and obsolete inventory reserve, which included consideration of reserve trends and performance of sensitivity analyses of key assumptions.
•We performed analysis of key product metrics, such as inventory turnover and product margins, to identify and evaluate slow moving inventory categories, negative margins, or other trends.
•We performed testing on the underlying data used in management’s obsolescence analysis by validating the application of management’s key assumptions to the overall determination of the excess, slow-moving, and obsolete inventory reserve.

/s/ DELOITTE & TOUCHE LLP

Dallas, Texas
March 25, 2025
We have served as the Company's auditor since 2013.

GAMESTOP CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except par value per share)

	February 1, 2025	February 3, 2024
ASSETS
Current assets:
Cash and cash equivalents	$4,756.9	$921.7
Marketable securities	18.0	277.6
Receivables, net of allowance of $4.7 and $4.4, respectively	60.9	91.0
Merchandise inventories, net	480.2	632.5
Prepaid expenses and other current assets	39.0	51.4
Total current assets	5,355.0	1,974.2
Property and equipment, net of accumulated depreciation of $684.2 and $851.2, respectively	68.2	94.9
Operating lease right-of-use assets	374.1	555.8
Deferred income taxes	18.1	17.3
Other noncurrent assets	60.0	66.8
Total assets	$5,875.4	$2,709.0

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$148.6	$324.0
Accrued liabilities and other current liabilities	362.2	412.0
Current portion of operating lease liabilities	144.3	187.7
Current portion of long-term debt	10.3	10.8
Total current liabilities	665.4	934.5
Long-term debt	6.6	17.7
Operating lease liabilities	249.5	386.6
Other long-term liabilities	24.1	31.6
Total liabilities	945.6	1,370.4
Stockholders’ equity:
Class A Common Stock — $.001 par value; authorized 1,000 shares; 447.0 and 305.7 shares issued and outstanding, respectively	0.2	0.1
Additional paid-in capital	5,105.1	1,634.9
Accumulated other comprehensive loss	(94.0)	(83.6)
Retained loss	(81.5)	(212.8)
Total stockholders' equity	4,929.8	1,338.6
Total liabilities and stockholders’ equity	$5,875.4	$2,709.0

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in millions, except per share data)

	Fiscal Year ended
	2024	2023	2022
Net sales	$3,823.0	$5,272.8	$5,927.2
Cost of sales	2,709.1	3,978.6	4,555.1
Gross profit	1,113.9	1,294.2	1,372.1
Selling, general, and administrative expenses	1,130.4	1,323.9	1,681.0
Asset impairments	9.7	4.8	2.7
Operating loss	(26.2)	(34.5)	(311.6)
Interest income, net	(163.4)	(49.5)	(9.5)
Other expense, net	—	1.9	—
Income (loss) before income taxes	137.2	13.1	(302.1)
Income tax expense	5.9	6.4	11.0
Net income (loss)	$131.3	$6.7	$(313.1)

Net income (loss) per share:
Basic	$0.33	$0.02	$(1.03)
Diluted	0.33	0.02	(1.03)

Weighted-average shares outstanding:
Basic	394.1	305.1	304.2
Diluted	394.7	305.2	304.2

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(in millions)

	Fiscal Year Ended
	2024	2023	2022
Net income (loss)	$131.3	$6.7	$(313.1)
Other comprehensive income (loss):
Foreign currency translation adjustments	(8.3)	(11.6)	(2.3)
Reclassification of foreign currency gain included in net income	(2.3)	(1.0)	—
Net change in unrealized loss on available-for-sale securities	—	(0.1)	(0.9)
Reclassification of realized loss on available-for-sale securities included in net income	—	1.0	—
Unrealized gain on marketable securities	0.2	—	—
Total comprehensive income (loss)	$120.9	$(5.0)	$(316.3)

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Fiscal Year Ended
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$131.3	$6.7	$(313.1)
Adjustments to reconcile net income (loss) to net cash flows from operating activities:
Depreciation and amortization	38.9	56.2	61.7
Stock-based compensation expense, net	16.4	22.2	40.1
Gain on sale of digital assets	—	—	(7.2)
Digital asset impairments	—	—	34.0
Asset impairments	9.7	4.8	2.7
Deferred income taxes	(1.8)	(0.1)	(2.6)
(Gain) loss on disposal of property and equipment, net	(7.1)	1.5	2.5
Other, net	1.2	0.8	1.2
Changes in operating assets and liabilities:
Receivables, net	28.9	65.0	(16.8)
Merchandise inventories, net	94.5	39.9	229.6
Prepaid expenses and other assets	4.9	10.4	(25.2)
Prepaid income taxes and income taxes payable	3.7	(2.4)	172.4
Accounts payable and accrued liabilities	(179.5)	(397.7)	(66.2)
Operating lease right-of-use assets and lease liabilities	1.6	(8.1)	(4.9)
Changes in other long-term liabilities	3.0	(2.9)	—
Net cash flows provided by (used in) operating activities	145.7	(203.7)	108.2
Cash flows from investing activities:
Capital expenditures	(16.1)	(34.9)	(55.9)
Purchases of marketable securities	(61.4)	(326.8)	(276.8)
Proceeds from maturities and sales of marketable securities	316.8	312.6	27.5
Proceeds from sale of property and equipment	15.3	13.1	—
Proceeds from sale of a business unit	7.0	—	—
Proceeds from sale of digital assets	—	2.8	81.9
Other	3.5	—	0.6
Net cash flows provided by (used in) investing activities	265.1	(33.2)	(222.7)
Cash flows from financing activities:
Proceeds from the issuance of shares in at-the-market (ATM) offerings, net of costs	3,453.8	—	—
Repayments of French term loans	(10.8)	(10.7)	(3.9)
Settlement of stock-based awards	—	(0.9)	(4.0)
Net cash flows provided by (used in) financing activities	3,443.0	(11.6)	(7.9)
Exchange rate effect on cash, cash equivalents and restricted cash	(2.9)	(8.6)	(1.5)
Increase (decrease) in cash, cash equivalents and restricted cash	3,850.9	(257.1)	(123.9)
Cash, cash equivalents and restricted cash at beginning of period	938.9	1,196.0	1,319.9
Cash, cash equivalents and restricted cash at end of period	$4,789.8	$938.9	$1,196.0

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash received for interest income	$162.9	$47.9	$8.2
Cash paid for interest	(1.2)	(3.2)	(2.6)
Cash received for interest, net	$161.7	$44.7	$5.6

Cash paid for income taxes	$(6.2)	$(11.2)	$(13.5)
Cash tax refunds received	4.4	3.0	176.0
Cash (paid) refunded for income taxes, net	$(1.8)	$(8.2)	$162.5

Cash paid for operating leases	$(254.0)	$(270.6)	$(257.7)
Leased assets obtained in exchange for new operating lease liabilities	65.8	263.7	242.8

Non-cash investing and financing activities:
Accruals related to purchases of property and equipment	$0.2	$0.3	$1.1

See accompanying notes to consolidated financial statements.

GAMESTOP CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions, except for per share data)

	Class A Common Stock		Additional Paid-in Capital	Accumulated Other Comprehensive Loss	Retained Earnings (Loss)	Total Stockholders' Equity
	Shares	Amount
Balance at January 29, 2022	303.6	$0.1	$1,577.5	$(68.7)	$93.6	$1,602.5
Net loss	—	—	—	—	(313.1)	(313.1)
Foreign currency translation	—	—	—	(2.3)	—	(2.3)
Stock-based compensation expense	—	—	40.1	—	—	40.1
Settlement of stock-based awards	1.0	—	(4.0)	—	—	(4.0)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.9)	—	(0.9)
Balance at January 28, 2023	304.6	0.1	1,613.6	(71.9)	(219.5)	1,322.3
Net income	—	—	—	—	6.7	6.7
Foreign currency translation	—	—	—	(11.6)	—	(11.6)
Reclassification of foreign currency gain included in net income	—	—	—	(1.0)	—	(1.0)
Stock-based compensation expense, net	—	—	22.2	—	—	22.2
Settlement of stock-based awards	1.1	—	(0.9)	—	—	(0.9)
Net change in unrealized loss on available-for-sale securities	—	—	—	(0.1)	—	(0.1)
Reclassification of realized loss on available-for-sale securities included in net loss	—	—	—	1.0	—	1.0
Balance at February 3, 2024	305.7	0.1	1,634.9	(83.6)	(212.8)	1,338.6
Net income	—	—	—	—	131.3	131.3
Foreign currency translation	—	—	—	(8.3)	—	(8.3)
Reclassification of foreign currency reallocated to net income	—	—	—	(2.3)	—	(2.3)
Stock-based compensation expense, net	—	—	16.4	—	—	16.4
Issuance of Class A Common Stock, net of cost	140.8	0.1	3,453.8	—	—	3,453.9
Settlement of stock-based awards	0.5	—	—	—	—	—
Unrealized gain on marketable securities	—	—	—	0.2	—	0.2
Balance at February 1, 2025	447.0	$0.2	$5,105.1	$(94.0)	$(81.5)	$4,929.8

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
Our fiscal year is composed of the 52 or 53 weeks ending on the Saturday closest to the last day of January. Fiscal year 2024 consisted of the 52 weeks ended on February 1, 2025 ("fiscal 2024"). Fiscal year 2023 consisted of the 53 weeks ended on February 3, 2024 ("fiscal 2023"). Fiscal year 2022 consisted of the 52 weeks ended on January 28, 2023 ("fiscal 2022").
At-the-Market Equity Offering Program
On May 17, 2024, we entered into an Open Market Sale AgreementSM with Jefferies LLC (the “Sales Agent”) providing for the sale by the Company of shares of our Class A Common Stock, par value $.001 per share (“Common Shares”), from time to time through the Sales Agent in connection with an "at-the-market" equity offering program ("ATM Offerings").
Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on May 17, 2024, we sold an aggregate of 45.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $933.4 million.
Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on June 7, 2024, we sold an additional aggregate of 75.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $2,137.0 million.
Pursuant to the prospectus supplement relating to the ATM Offerings filed with the SEC on September 10, 2024, we sold an additional aggregate of 20.0 million Common Shares for aggregate gross proceeds before commissions and offering expenses of approximately $400.0 million.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following table presents a reconciliation of cash, cash equivalents and restricted cash in our Consolidated Balance Sheets to total cash, cash equivalents and restricted cash in our Consolidated Statements of Cash Flows:

	Fiscal 2024	Fiscal 2023
Cash and cash equivalents	$4,756.9	$921.7
Restricted cash(1)	3.3	3.5
Long-term restricted cash(2)	29.6	13.7
Total cash, cash equivalents and restricted cash	$4,789.8	$938.9
_________________________________________________
(1) Recognized in prepaid expenses and other current assets on our Consolidated Balance Sheets.
(2) Recognized in other noncurrent assets on our Consolidated Balance Sheets.
Investments
We have invested some of our excess cash in investment grade short-term fixed income securities, which consist of U.S. government and agency securities and time deposits. Such investments with an original maturity in excess of 90 days and less than one year are classified as marketable securities on our Consolidated Balance Sheets. The Company classifies these investments as available-for-sale debt securities and records them at fair value.
Unrealized holding gains and losses are recognized in accumulated other comprehensive loss on our Consolidated Balance Sheets. Realized gains and losses upon sale or extinguishment are reported in other expense, net in our Consolidated Statements of Operations. Each reporting period, we evaluate whether declines in fair value below carrying value are due to expected credit losses, as well as our ability and intent to hold the investment until a forecasted recovery occurs.
On March 18, 2025, the Board of Directors of the Company (the "Board") unanimously authorized a revised investment policy (the “Investment Policy”). In accordance with the revised Investment Policy, the Board has delegated authority to manage the Company’s portfolio of securities investments to an Investment Committee of the Board (the "Investment Committee") consisting of the Company’s Chairman of the Board and Chief Executive Officer, Ryan Cohen, and two independent members of the Board, together with such personnel and advisors as the Investment Committee may choose.
Merchandise Inventories
Our merchandise inventories are carried at the lower of cost or net realizable value generally using the average cost method. Under the average cost method, as new product is received from vendors, its current cost is added to the existing cost of product on-hand and this amount is re-averaged over the cumulative units. Pre-owned gaming systems and other products traded in by customers are recorded as inventory at the amount of cash or store credit given to the customer. We are required to make adjustments to inventory to reflect potential obsolescence or over-valuation as a result of cost exceeding market. In valuing inventory, we consider quantities on hand, recent sales, potential price protections, returns to vendors and other factors. Our ability to assess these factors is dependent upon our ability to forecast customer demand and to provide a well-balanced merchandise assortment. Inventory is adjusted based on anticipated physical inventory losses or shrinkage and actual losses resulting from periodic physical inventory counts. Inventory reserves as of February 1, 2025 and February 3, 2024 were $24.5 million and $38.8 million, respectively.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

During fiscal 2024 we closed our York, Pennsylvania distribution facility, to consolidate U.S. fulfillment activities to our Grapevine, Texas facility.
During fiscal 2024 we divested our operations in Italy, which included our facility in Milan, Italy.
During fiscal 2024 we relocated our U.S. refurbishment operations into our distribution and administration facility in Grapevine Texas. Previously these refurbishment operations were performed in a separate facility also located in Grapevine Texas.
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
During fiscal 2024, we sold certain properties in our Europe segment consisting of buildings, land, and other property and equipment. During fiscal 2024 we also divested our operations in Italy. There were no remaining assets held for sale as of February 1, 2025.
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
Trade Names
The fair value of our trade names are estimated by using a relief-from-royalty approach, which assumes the value of the trade name is the discounted cash flows of the amount that would be paid by a hypothetical market participant had they not owned the trade name and instead licensed the trade name from another company.  We recognized no impairment charges during fiscal 2024, 2023, and 2022. See Note 10, "Intangible Assets" for additional information.
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
The cooperative advertising programs and other vendor marketing programs generally cover a period from a few days up to a few weeks and include items such as product catalog advertising, in-store display promotions, internet advertising, co-op print advertising and other programs. The allowance for each event is negotiated with the vendor and requires specific performance by us to be earned. Vendor allowances of $65.4 million, $63.9 million and $70.3 million were recorded as a reduction of cost of sales for fiscal 2024, 2023 and 2022, respectively, in our Consolidated Statements of Operations.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Advertising Expenses
We expense advertising costs for television, print, digital advertising, and other media when the advertising takes place. Advertising expenses for fiscal 2024, 2023 and 2022 totaled $18.6 million, $39.3 million and $75.0 million, respectively.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

Income Taxes
Income tax expense includes federal, state, local and international income taxes. Income taxes are accounted for utilizing an asset and liability approach and deferred tax assets and liabilities are recognized for the tax consequences of temporary differences between the financial reporting basis and the tax basis of existing assets and liabilities using enacted tax rates. Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the period that includes the enactment date. Valuation allowances are recorded to reduce deferred tax assets to the amount that will more likely than not be realized. In accordance with GAAP, we maintain liabilities for uncertain tax positions until examination of the tax year is completed by the applicable taxing authority, available review periods expire or additional facts and circumstances cause us to change our assessment of the appropriate accrual amount. See Note 14, "Income Taxes," for additional information.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of February 1, 2025 is not expected to be material to our financial statements.
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
Gains and losses arising from transactions denominated in nonfunctional currencies and derivatives resulted in a net loss of $0.9 million, $2.0 million, and $2.6 million, for fiscal 2024, 2023 and 2022, respectively. These costs were recognized in SG&A expenses in our Consolidated Statements of Operations.
We have historically used forward exchange contracts to manage currency risk primarily related to foreign-currency denominated intercompany assets and liabilities. The forward exchange contracts are not designated as hedges and, therefore, changes in the fair values of these derivatives are recognized in earnings, thereby offsetting the current earnings effect of the re-measurement of related intercompany loans. See Note 11, "Fair Value Measurements," for additional information regarding our forward exchange contracts.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

3.      New Accounting Pronouncements
Recently Adopted Accounting Pronouncement
In November 2023, the FASB issued ASU No. 2023-07, "Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures." This standard requires disclosure of significant segment expenses and other segment items by reportable segment. We adopted ASU 2023-07 during fiscal 2024. See Note 5, “Segment Information,” to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for additional information.
Recent Accounting Pronouncements
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
In December 2023, the FASB issued ASU No. 2023-09, "Income Taxes (Topic 740): Improvements to Income Tax Disclosures." This standard enhances disclosures related to income taxes, including the rate reconciliation and information on income taxes paid. This ASU is effective for annual periods beginning after December 15, 2024. The Company is assessing the impact of this ASU and upon adoption expects to include certain additional disclosures in the footnotes to its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses". The guidance includes amendments to require public companies to provide additional disclosure about certain costs and expenses. The ASU is effective for annual periods beginning after December 15, 2026, and interim periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the impact that the adoption of this standard will have on the Company’s consolidated financial statements.
In January 2025, the FASB issued ASU 2025-01, "Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40): Clarifying the Effective Date." This update revises the effective date of ASU 2024-03 to clarify that the guidance is to be adopted by all public entities for annual reporting periods beginning after December 15, 2026 and for interim periods within annual reporting periods beginning after December 15, 2027. The intent of this update is to prevent non-calendar-year-end entities from concluding that the initial adoption is required to be in an interim reporting period, rather than an annual reporting period.
4.    Revenue
The following table presents net sales by significant product category:

	Fiscal
	2024	2023	2022
Hardware and accessories (1)	$2,099.7	$2,996.8	$3,140.0
Software (2)	1,005.4	1,522.0	1,822.6
Collectibles	717.9	754.0	964.6
Total	$3,823.0	$5,272.8	$5,927.2
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
The following table presents our performance obligations recognized in accrued liabilities and other current liabilities on our Consolidated Balance Sheets:

	Fiscal
	2024	2023
Unredeemed customer liabilities	$123.9	$149.5
Extended warranties	54.1	74.8
Subscriptions	50.9	49.8
Total performance obligations	$228.9	$274.1
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
The following table presents a roll forward of our contract liabilities:

	Fiscal
	2024	2023
Contract liability beginning balance	$274.1	$338.2
Increase to contract liabilities (1)	689.8	798.7
Decrease to contract liabilities (2)	(732.9)	(860.6)
Other adjustments (3)	(2.1)	(2.2)
Contract liability ending balance	$228.9	$274.1
__________________________________________
(1)    Includes issuances of gift cards, trade-in credits and loyalty points, new reservation deposits, new subscriptions to our GameStop Pro® rewards program and extended warranties sold.
(2)    Consists of redemptions and breakage of gift cards and trade-in credits, redemptions and breakage of reservation deposits, and expirations of loyalty points. Additionally, this includes revenues recognized for our GameStop Pro® rewards program and extended warranties. During fiscal 2024, there were $44.5 million of gift cards redeemed that were outstanding as of February 3, 2024. During fiscal 2023, there were $35.4 million of gift cards redeemed that were outstanding as of January 28, 2023.
(3)    Primarily includes foreign currency translation adjustments.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

5.    Segment Information
We operate our business in four geographic segments: United States, Canada, Australia and Europe.
We identified segments based on a combination of geographic areas and management responsibility. Segment results for the United States include retail operations in 50 states; our ecommerce website www.gamestop.com; and our GameStop Pro® loyalty program. The United States segment also includes general and administrative expenses related to our corporate offices in Grapevine, Texas. Segment results for Canada include retail and ecommerce operations in Canada. Segment results for Australia include retail and ecommerce operations in Australia and New Zealand. Segment results for Europe include retail and ecommerce operations in France, Italy, and Germany. During fiscal 2024, we divested our operations in Italy and ended store operations in Germany. Our segment results for Europe previously also included retail operations in Austria, Switzerland and Ireland.
Our chief operating decision makers (“CODM”) are the Chief Executive Officer and the Principal Financial and Accounting Officer, who have responsibility for allocating resources and assessing performance for the operating segments. Our CODM measures segment profit using operating income (loss), which is defined as net income (loss) from operations before net interest (income) expense and income taxes.
Transactions between our reportable segments consist primarily of royalties, management fees, intersegment loans and related interest. There were no material intersegment sales during fiscal 2024, 2023, and 2022. Information on total assets by segment is not disclosed as such information is not used by our CODM to evaluate segment performance or to allocate resources and capital.
The following tables present segment information:

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 1, 2025
Net sales	$2,575.7	$204.3	$404.9	$638.1	$3,823.0
Cost of sales	1,803.2	152.6	277.6	475.7	2,709.1
Gross Profit	772.5	51.7	127.3	162.4	1,113.9
Selling, general and administrative expenses:	737.2	61.7	139.2	192.3	1,130.4
Store related	631.5	51.5	122.4	162.8	968.2
Other	105.7	10.2	16.8	29.5	162.2
Asset impairments	1.4	—	—	8.3	9.7
Operating income (loss)	33.9	(10.0)	(11.9)	(38.2)	(26.2)
Interest income					(163.4)
Income before income taxes					137.2
Income tax expense					5.9
Net income					131.3

Property and equipment, net	39.4	1.3	16.3	11.2	68.2
Capital expenditures	10.1	1.0	3.2	1.8	16.1

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended February 3, 2024
Net sales	$3,429.4	$292.5	$522.5	$1,028.4	$5,272.8
Cost of sales	2,590.5	226.6	372.9	788.6	3,978.6
Gross Profit	838.9	65.9	149.6	239.8	1,294.2
Selling, general and administrative expenses:	838.2	74.3	152.9	258.5	1,323.9
Store related	708.4	61.8	135.2	222.0	1,127.4
Other	129.8	12.5	17.7	36.5	196.5
Asset impairments	3.0	—	0.2	1.6	4.8
Operating loss	(2.3)	(8.4)	(3.5)	(20.3)	(34.5)
Interest income					(49.5)
Other expense, net					1.9
Income before income taxes					13.1
Income tax expense					6.4
Net income					6.7

Property and equipment, net	56.8	1.7	19.8	16.6	94.9
Capital expenditures	21.5	0.2	7.8	5.4	34.9

	United States	Canada	Australia	Europe	Total
As of and for the Fiscal Year Ended January 28, 2023
Net sales	4,093.0	344.1	588.7	901.4	$5,927.2
Cost of sales	3,228.5	268.9	402.9	654.8	4,555.1
Gross Profit	864.5	75.2	185.8	246.6	1,372.1
Selling, general and administrative expenses:	1,150.8	83.8	172.0	274.4	1,681.0
Store related	845.3	68.0	148.9	210.6	1,272.8
Other	305.5	15.8	23.1	63.9	408.3
Asset impairments	—	—	—	2.7	2.7
Operating (loss) income	(286.3)	(8.6)	13.8	(30.5)	$(311.6)
Interest income					(9.5)
Loss before income taxes					(302.1)
Income tax expense					11.0
Net loss					(313.1)

Property and equipment, net	83.3	3.7	20.9	28.6	$136.5
Capital expenditures	37.6	—	12.7	5.6	$55.9
6.    Associates' Defined Contribution Plan
We sponsor a defined contribution plan (the “Savings Plan”) for the benefit of substantially all of our U.S. associates who meet certain eligibility requirements, primarily age and length of service. The Savings Plan allows associates to invest up to 60%, subject to IRS limitations, of their eligible gross cash compensation on a pre-tax basis. Historically, the Company provided matching contributions to the Savings Plan based upon a certain percentage of the associates’ contributions. Our contributions to the Savings Plan during fiscal 2024, 2023 and 2022, were $— million, $3.6 million and $3.9 million, respectively. Effective January 1, 2024, the Company eliminated employer matching contributions for employees.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

7.    Earnings Per Share
Basic net income (loss) per common share is computed by dividing the net income (loss) available to Class A Common Stockholders by the weighted-average number of common shares outstanding during the period. Diluted net income (loss) per common share is computed by dividing the net income (loss) available to Class A Common Stockholders by the weighted-average number of common shares outstanding and potentially dilutive securities outstanding during the period. Potentially dilutive securities include unvested restricted stock and unvested restricted stock units outstanding during the period, using the treasury stock method. Potentially dilutive securities are excluded from the computations of diluted earnings per share if their effect would be antidilutive. A net loss from continuing operations causes all potentially dilutive securities to be antidilutive.
The following is a reconciliation of shares used in calculating basic and diluted net income (loss) per common share:

	Fiscal Year ended
	2024	2023	2022
Weighted-average common shares outstanding	394.1	305.1	304.2
Dilutive effect of restricted stock units and restricted stock	0.6	0.1	—
Weighted-average diluted common shares	394.7	305.2	304.2

Anti-dilutive shares:
Restricted stock units	0.7	2.7	5.9
Restricted stock	—	—	0.3
8.    Property and Equipment
The following table presents property and equipment, net:

	Estimated Useful Lives (Years)	February 1, 2025	February 3, 2024
Buildings and leasehold improvements	1-10	304.2	384.1
Fixtures and equipment	3-10	264.3	332.1
Software and hardware	3	178.5	224.5
Construction-in-progress		5.4	5.4
Total property and equipment		752.4	946.1
Accumulated depreciation		(684.2)	(851.2)
Property and equipment, net		$68.2	$94.9
Our total depreciation expense was $38.4 million, $55.3 million and $60.3 million for fiscal 2024, 2023 and 2022, respectively, and is recorded in SG&A expenses in our Consolidated Statements of Operations.

During fiscal 2024 we closed our York, Pennsylvania distribution facility, to consolidate U.S. fulfillment activities to our Grapevine, Texas facility.
During fiscal 2024 we divested our operations in Italy, which included our facility in Milan, Italy.
During fiscal 2024 we relocated our U.S. refurbishment operations into our distribution and administration facility in Grapevine Texas. Previously these refurbishment operations were performed in a separate facility also located in Grapevine Texas.
9.    Leases
The following table presents rent expenses under operating leases:

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

	Fiscal
	2024	2023	2022
Operating lease cost	$264.1	$284.0	$278.3
Variable lease cost (1)	58.1	57.5	64.3
Total rent expense	$322.2	$341.5	$342.6
__________________________________________
(1)    Variable lease cost includes percentage rentals and variable executory costs.
In fiscal 2024, we recognized $0.7 million of store-level ROU asset impairment charges compared to $2.7 million and $0.1 million of store-level ROU asset impairment charges in fiscal 2023 and 2022, respectively.
The following table presents the weighted-average remaining lease term, which includes reasonably certain renewal options, and the weighted-average discount rate for operating leases included in the measurement of our lease liabilities:

	February 1, 2025	February 3, 2024
Weighted-average remaining lease term (years) (1)	3.7	4.1
Weighted-average discount rate (2)	6.7%	6.1%
(1)    The weighted-average remaining lease term is weighted based on the lease liability balance for each lease as of February 1, 2025 and February 3, 2024.
(2)    The weighted-average discount rate weights the IBR determined for each lease based on each lease's respective liability balance as of February 1, 2025 and February 3, 2024.
The following table presents expected lease payments associated with our operating lease liabilities, excluding percentage rentals, for the next five fiscal years:

Period	Operating Leases(1)
Fiscal 2025	$155.4
Fiscal 2026	110.3
Fiscal 2027	78.3
Fiscal 2028	48.2
Fiscal 2029	23.7
Thereafter	31.3
Total remaining lease payments	447.2
Less: Interest	(53.4)
Present value of lease liabilities(2)	$393.8
__________________________________________
(1)    Operating lease payments exclude legally binding lease payments for leases signed but not yet commenced.
(2)    The present value of lease liabilities consist of $144.3 million classified as current portion of operating lease liabilities and $249.5 million classified as long-term operating lease liabilities on our Consolidated Balance Sheets.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

10.    Intangible Assets
The following table presents the gross carrying amount and accumulated amortization of our intangible assets:

	February 1, 2025			February 3, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Intangible assets with indefinite lives:
Trade name	5.1	—	5.1	5.1	—	5.1
Intangible assets with finite lives:
Leasehold rights	61.4	(60.7)	0.7	67.3	(65.9)	1.4
Other	21.3	(21.3)	—	21.3	(21.3)	—
Total	$87.8	$(82.0)	$5.8	$93.7	$(87.2)	$6.5

Indefinite-lived Intangible Assets
Digital Assets
In January 2022, we entered into contractual agreements with Immutable X Pty Limited (“IMX”) and Digital Worlds NFTs Ltd. pursuant to which the Company was entitled to receive up to $150 million in digital assets in the form of IMX tokens once certain contractual milestones had been achieved. Upon announcement, we achieved our first milestone under the agreement with IMX and recognized a $79.0 million noncurrent receivable and corresponding deferred income liability related to our entitlement to IMX tokens as of January 29, 2022. During fiscal 2022, we achieved our second and third milestones under our agreement with IMX, and recognized an additional $33.8 million of deferred income liability on our Consolidated Balance Sheets. The deferred income was recognized over the term of the contractual agreement. We liquidated all tokens received under our agreements with IMX in fiscal 2022 and have no IMX token assets recorded on the Consolidated Balance Sheets as of February 1, 2025.
During fiscal 2022, we recognized a loss of $7.2 million on the noncurrent receivable, impairment of $33.7 million on the digital assets, gain of $6.9 million on the sale of digital assets, and deferred income of $56.0 million in SG&A expenses in our Consolidated Statements of Operations. During fiscal 2023, we recognized previously deferred income of $57.2 million in SG&A expenses in our Consolidated Statements of Operations. As of February 1, 2025, there was no remaining deferred income liability related to our agreements with IMX.
During 2022, we also launched beta versions of a non-custodial digital asset wallet and a peer-to-peer non-fungible token ("NFT") marketplace that enabled the purchase, sale, and trade of NFTs. Revenues earned related to our NFT digital asset wallet and marketplace are recognized in net sales in our Consolidated Statement of Operations. Revenues earned from our digital asset wallet and NFT marketplace were not material to the consolidated financial statements in fiscal 2023 and 2022. In the fourth quarter of 2023 we began the process of winding down our digital asset wallet and NFT marketplace, and wind-down was completed in 2024.
Trade Name
Our trade name relates to SFMI Micromania SAS (“Micromania”), our retail operations business in France, which we acquired in 2008. There were no impairment charges recognized during fiscal 2024, 2023 and 2021 related to our trade name.
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
Other intangible assets include design portfolio interests. The design portfolio reflects the collection of product designs and ideas that were created by Geeknet and recorded as a result of the Geeknet acquisition, which have been fully amortized as of February 1, 2025.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of February 1, 2025, the total weighted-average amortization period for our finite-lived intangible assets was approximately 7 years. The intangible assets are being amortized based upon the pattern in which the economic benefits of the intangible assets are being utilized, with no expected residual value.
Intangible asset amortization expense during fiscal 2024, 2023 and 2022 was $0.5 million, $0.9 million and $1.4 million, respectively. The following table presents the estimated aggregate intangible asset amortization expense for the next five fiscal years:

Period	Projected Amortization Expense
Fiscal 2025	$0.3
Fiscal 2026	0.3
Fiscal 2027	0.1
Fiscal 2028	—
Fiscal 2029	—
11.    Fair Value Measurements
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

The following tables presents our assets and liabilities measured at fair value on a recurring basis:

	February 1, 2025
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
Time deposits(2)	18.0	—	—	$18.0
Level 2:
Company-owned life insurance(3)	0.1	—	—	0.1
Total assets	$18.1	$—	$—	$18.1
Liabilities
Level 2:
Nonqualified deferred compensation(4)	0.1	—	—	0.1
Total liabilities	$0.1	$—	$—	$0.1

	February 3, 2024
	Adjusted Cost	Unrealized Gains	Unrealized Losses	Fair Value
Assets
Level 1:
U.S. government securities(1)	$265.3	$—	$—	$265.3
Time deposits(2)	14.9	—	—	$14.9
Level 2:
Company-owned life insurance(3)	0.5	—	—	0.5
Total assets	$280.7	$—	$—	$280.7
Liabilities
Level 2:
Foreign currency contracts(4)	$—	$—	$—	$—
Nonqualified deferred compensation(4)	0.4	—	—	0.4
Total liabilities	$0.4	$—	$—	$0.4
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of February 1, 2025, our government-subsidized low interest French term loans due October 2022 through October 2026 ("French Term Loans") had a carrying value of $16.9 million and a fair value of $16.4 million. The fair values of our French Term Loans were estimated based on a model that discounted future principal and interest payments at interest rates available to us at the end of the period for similar debt of the same maturity, which is a Level 2 input as defined by the fair value hierarchy.
12.    Accrued and Other Current Liabilities
The following table presents our accrued and other current liabilities:

	February 1, 2025	February 3, 2024
Customer-related liabilities	$126.9	$155.0
Deferred revenue	109.0	128.6
Employee benefits, compensation and related taxes	51.4	54.6
Income and other taxes payable	25.2	24.8
Other accrued liabilities	49.7	49.0
Total accrued and other current liabilities	$362.2	$412.0
13.    Debt
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
As of February 1, 2025 and February 3, 2024, there was $16.9 million and $28.5 million of outstanding debt, respectively, which represents the French Term Loans described above. Total outstanding debt includes $10.3 million and $10.8 million of short-term debt as of February 1, 2025 and February 3, 2024, respectively, which represents the current portion of the French Term Loans.
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
The following table presents the future principal payments for French term loans:

Period	Annual Maturities
Fiscal 2025	10.3
Fiscal 2026	6.6
Total	$16.9
Credit Facilities
We maintain uncommitted letter of credit facilities with certain banks that provide for the issuance of letters of credit and bank guarantees, at times supported by cash collateral.
On August 27, 2024, we voluntarily terminated our $250 million revolving credit facility, which would have matured in November 2026, including all commitments and obligations thereunder. In connection with the termination, we cancelled all letter of credit issued thereunder and replaced them with letters of credit issued under our uncommitted letter of credit facilities supported by cash collateral.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

14.    Income Taxes
The following table presents the provision for income taxes from continuing operations:

	Fiscal Year ended
	2024	2023	2022
Current tax expense (benefit):
Federal	$1.9	$(0.7)	$(2.1)
State	3.6	1.2	4.0
Foreign	2.2	6.0	11.7
	7.7	6.5	13.6
Deferred tax (benefit) expense:
Federal	—	—	—
State	—	—	—
Foreign	(1.8)	(0.1)	(2.6)
	(1.8)	(0.1)	(2.6)
Total income tax expense	$5.9	$6.4	$11.0
The following table presents the components of income/(loss) from continuing operations before income taxes:

	Fiscal Year ended
	2024	2023	2022
United States	$194.2	$48.6	$(272.7)
International	(57.0)	(35.5)	(29.4)
Total	$137.2	$13.1	$(302.1)
The following is a reconciliation of income tax expense (benefit) from continuing operations computed at the U.S. Federal statutory tax rate to income tax (benefit) expense reported in our Consolidated Statements of Operations:

	Fiscal Year ended
	2024	2023	2022
Federal statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal effect	5.6	151.5	2.3
Foreign income tax rate differential	(6.4)	(35.0)	0.2
Change in valuation allowance	(28.3)	(133.4)	(27.2)
Change in unrecognized tax benefits	0.9	(20.2)	(0.4)
Withholding tax expense	1.7	5.0	(0.3)
Stock-based compensation	(0.1)	30.5	(0.2)
Incremental benefit of net operating loss carryback	—	—	1.1
Other (including permanent differences)(1)	9.9	29.5	(0.1)
	4.3%	48.9%	(3.6)%
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

	February 1, 2025	February 3, 2024
Deferred tax asset:
Inventory	$7.7	$13.6
Deferred rents	0.9	0.7
Property and equipment	1.2	—
Operating lease liabilities	87.5	140.8
Stock-based compensation	2.2	4.5
Net operating losses and other loss carryforwards	227.7	273.7
Customer liabilities	25.0	21.7
Credits	4.2	7.7
Accrued compensation	3.5	3.1
Intangible assets	1.9	0.7
Goodwill	0.3	0.5
Other	29.5	33.9
Total deferred tax assets (1)	391.6	500.9
Valuation allowance	(291.3)	(355.2)
Total deferred tax assets, net	100.3	145.7
Deferred tax liabilities:
Prepaid expenses	(0.2)	(0.3)
Property and equipment	—	(1.0)
Operating lease right-of-use assets	(82.0)	(127.1)
Total deferred tax liabilities	(82.2)	(128.4)
Net deferred tax assets	$18.1	$17.3
The above amounts are reflected in the consolidated financial statements as:
Deferred income taxes - assets	$18.1	$17.3
Deferred income taxes - liabilities	$—	$—
During fiscal 2024, we decreased our valuation allowances by $63.9 million in various jurisdictions where it was determined that it was more likely than not that some of the existing gross and/or net deferred tax assets will be recognized, primarily due to income being generated in jurisdictions with cumulative losses. As of February 1, 2025, we maintain full valuation allowances on our deferred tax assets in all jurisdictions except for Australia. We will continue to assess the realizability of our gross and net deferred tax assets in all tax jurisdictions in which we do business in future periods.
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

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

As of February 1, 2025, we have approximately $465.5 million of U.S. federal net operating loss carryforwards, of which $416.0 million have no expiration date and $29.4 million, acquired through the ThinkGeek acquisition, will expire in years 2031 through 2035. We also have $324.3 million of state net operating loss carryforwards, of which $275.7 million will expire in years 2025 to 2044, $39.1 million have no expiration date, and $9.4 million, acquired through the ThinkGeek acquisition, will expire in years 2028 through 2035. Section 382 under the Internal Revenue Code imposes limits on the amount of tax attributes that can be utilized where there has been an ownership change. The federal and state net operating loss carryovers acquired through the ThinkGeek acquisition experienced an ownership change on July 17, 2015, and we have determined that these net operating loss carryforwards will be subject to future limitation.
We have approximately $3.6 million of foreign tax credit carryforwards that expire in years 2024 through 2027.
We have approximately $26.1 million of net operating loss carryforwards in Canada that expire in years 2043 through 2045, as well as $370.4 million of foreign net operating loss carryforwards in various jurisdictions that have no expiration date.
As of February 1, 2025, the gross amount of unrecognized tax benefits was approximately $7.5 million. If we were to prevail on all uncertain tax positions, the net effect would be a benefit to our effective tax rate of approximately $7.5 million, exclusive of any benefits related to interest and penalties.
The following table presents a reconciliation of the changes in the gross balances of unrecognized tax benefits:

	Fiscal Year ended
	2024	2023	2022
Beginning balance of unrecognized tax benefits	$6.8	$9.5	$9.1
Increases related to current period tax positions	0.8	0.6	0.1
Increases related to prior period tax positions	0.1	0.8	1.6
Reductions as a result of a lapse of the applicable statute of limitations	(0.2)	(1.1)	(1.3)
Reductions as a result of settlements with taxing authorities	—	(3.0)	—
Ending balance of unrecognized tax benefits	$7.5	$6.8	$9.5
We recognize accrued interest and penalties related to unrecognized tax benefits in income tax expense in our Consolidated Statement of Operations. As of February 1, 2025, February 3, 2024, and January 28, 2023, we had approximately $2.2 million, $1.6 million and $3.7 million, respectively, in interest and penalties related to unrecognized tax benefit accrued, of which approximately $0.6 million of expense, $2.1 million of benefit and $0.1 million of benefit were recognized through income tax expense in fiscal 2024, 2023 and 2022, respectively. If we were to prevail on all uncertain tax positions, the reversal of these accruals related to interest and penalties would also be a benefit to our effective tax rate.
It is reasonably possible that the amount of the unrecognized benefit with respect to certain of our unrecognized tax positions could significantly increase or decrease within the next 12 months as a result of settling ongoing audits. However, as audit outcomes and the timing of audit resolutions are subject to significant uncertainty and given the nature and complexity of the issues involved, we are unable to reasonably estimate the possible amount of change in the unrecognized tax benefits, if any, that may occur within the next 12 months as a result of ongoing examinations. Nevertheless, we believe we are adequately reserved for our uncertain tax positions as of February 1, 2025.
We do not assert indefinite reinvestment on the undistributed earnings of our foreign subsidiaries. Income tax and/or withholding tax associated with any amounts available for distribution as of February 1, 2025 is not expected to be material to our financial statements.
The Organization for Economic Co-operation and Development ("OECD"), supported by 140 of their member countries, have agreed to implement a minimum 15% tax rate on certain multinational enterprises and have released model guidance. This global minimum tax, known as the Pillar Two framework, became effective across various countries in 2024, as each country works to enact legislation influenced by the OECD Pillar Two rules. In 2024, the Company had no impact on its effective tax rate after the adoption of the Pillar Two framework. The Company will continue to evaluate additional guidance released by the OECD, along with the pending and adopted legislation in each of the countries in which we operate.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

15.     Commitments and Contingencies
Commitments
As of February 1, 2025, we had approximately $7.3 million of outstanding Stand-By Letters of Credit and other bank guarantees supported by cash collateral that are included in restricted cash.
As of February 1, 2025, we have purchase obligations of $136.4 million with payment dates through fiscal 2025 that represent outstanding purchase orders for merchandise from vendors. These purchase orders are generally cancellable until shipment of the products.
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
16.    Class A Common Stock and Share-Based Compensation
Class A Common Stock
The holders of Class A Common Stock are entitled to one vote per share on all matters to be voted on by stockholders. Holders of Class A Common Stock will share in any dividend declared by our Board of Directors. In the event of our liquidation, dissolution or winding up, all holders of Class A Common Stock are entitled to share ratably in any assets available for distribution to holders of shares of Class A Common Stock.
During fiscal 2024, we sold an aggregate of 140,000,000 shares of our Class A Common Stock under three at-the-market equity offering programs (the "ATM Transactions"). We generated $3,470.1 million in aggregate gross proceeds from sales under the ATM Transactions. All associated commissions and administrative fees were recognized in additional paid-in capital on our Consolidated Balance Sheets and SG&A expenses in our Consolidated Statements of Operations.
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
Restricted Stock Units
Restricted Stock Units ("RSUs") represent a right to receive one share or the value of one share upon the terms and conditions set forth in the applicable plan and award agreement. We grant RSUs to certain of our associates, officers and non-associate directors. We used the stock price on the grant date to estimate the fair value of our RSUs. The grant date fair value of RSUs is amortized to expense on a straight-line basis over the vesting period. RSUs granted in fiscal 2024 are not dividend eligible.
Restricted Stock Award
The fair value of restricted stock awards ("RSAs") is recognized as compensation expense on a straight-line basis between the grant date and the date the RSAs become fully vested. We have granted RSAs to certain associates, officers and non-associate directors. We estimate the fair value of RSAs on the grant date based on the quoted market price of our Class A Common Stock.

GAMESTOP CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Tabular amounts in millions, except per share amounts)

RSAs granted by us are considered to be legally issued and outstanding as of the date of grant, notwithstanding that the shares remain subject to risk of forfeiture if the vesting conditions for such shares are not met and are included in the number of shares of Class A Common Stock outstanding disclosed on the cover page of this annual report on Form 10-K as of March 19, 2025. The total number of shares presented on our consolidated financial statements represents shares of our Class A Common Stock that are legally issued and outstanding. There are no remaining nonvested shares of RSAs as of February 1, 2025.
Time-based RSAs and RSUs generally vest in installments, subject to continued service with us, and subject further to accelerated vesting in the case of retirement eligibility and certain termination events.
The following table presents a summary of our RSAs activity:

	Time-Based Restricted Stock Awards
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 3, 2024	3,388	$28.84
Granted	—	$—
Vested	(2,076)	$31.00
Forfeited	(1,312)	$25.44
Nonvested shares at February 1, 2025	—	$—

The following table presents a summary of our RSUs activity:

	Time-Based Restricted Stock Units
	Shares	Weighted- Average Grant Date Fair Value
Nonvested shares at February 3, 2024	4,046,807	$25.86
Granted	1,926,225	23.56
Vested	(1,318,789)	25.34
Forfeited	(2,485,781)	25.49
Nonvested shares at February 1, 2025	2,168,462	$22.56
In fiscal 2024, 2023 and 2022, there were 2.2 million, 4.1 million and 6.2 million, respectively, of RSAs and RSUs.
In fiscal 2021, we granted 742,972 shares of time-based RSAs with a weighted-average grant date fair value of $29.42. There were no grants of time-based RSAs in fiscal 2024, 2023, and 2022. In fiscal 2024, 2023, and 2022, we granted 1,926,225, 2,425,236, and 5,536,250 shares, respectively, of time-based RSUs, with a weighted-average grant date fair value of $23.56, $17.27, and $31.43, respectively.
During fiscal 2024, 2023 and 2022, we included compensation expense inclusive of forfeitures relating to the grants of RSAs and RSUs in the amounts of $16.4 million, $22.2 million and $40.1 million, respectively, in SG&A expenses in our Consolidated Statements of Operations.
As of February 1, 2025, there was no unrecognized compensation expense related to nonvested time-based RSAs expected to be recognized. As of February 1, 2025, there was $39.6 million of unrecognized compensation expense related to nonvested time-based RSUs that is expected to be recognized over a weighted-average period of 2.4 years.
There was no income tax expense, inclusive of excess tax deficiencies and valuation allowances, associated with stock-based compensation for fiscal 2024, 2023 and 2022. The total fair value of RSAs and RSUs vested, as of their respective vesting dates, was $33.4 million, $43.2 million and $12.7 million during fiscal 2024, 2023 and 2022, respectively.

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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, as of February 1, 2025, based on the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, known as "COSO". Based on such evaluation, the Company’s management concluded that as of February 1, 2025, the Company’s internal control over financial reporting was effective at a reasonable assurance level.
Deloitte & Touche LLP, our independent registered public accounting firm, has audited the effectiveness of our internal control over financial reporting as of February 1, 2025. Deloitte & Touche LLP’s opinion, as stated in their report which appears on the following page, is consistent with management’s report on internal control over financial reporting as set forth above.
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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of GameStop Corp.
Opinion on Internal Control over Financial Reporting
We have audited the internal control over financial reporting of GameStop Corp. and subsidiaries (the “Company”) as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of February 1, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the 52 weeks period ended February 1, 2025, of the Company and our report dated March 25, 2025, expressed an unqualified opinion on those financial statements.
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
March 25, 2024

ITEM 9B.    OTHER INFORMATION
Security Trading Plans of Directors and Executive Officers
None of the Company's directors or executive officers adopted or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company's fiscal quarter ended February 3, 2024, as such terms are defined under Item 408(a) or Regulation S-K.
Board Update
On March 18, 2025, the Nominating and Corporate Governance Committee of the Board determined to not nominate Ms. Yang Xu for re-election at the Company’s upcoming 2025 Annual Meeting of Stockholders in order to permit Ms. Xu to focus on her other business ventures. Such determination was not a result of any disagreement with the Company on any matter relating to the Company’s operations, policies or practices. The Company thanks Ms. Xu for her dedicated service on the Board since 2021.
Performance Awards
On September 5, 2024, the Compensation Committee of the Board approved performance awards pursuant to the GameStop Corp. 2022 Incentive Plan for Mark Robinson, our General Counsel and Secretary, and Daniel Moore, our Principal Financial and Accounting Officer, for fiscal years 2024 and 2025. Such performance awards (i) will consist of restricted shares, (ii) have intended grant values equal to $500,000 for each fiscal year, (iii) are subject to vesting based on the achievement of $50 million in operating profit (excluding royalties) for the Company’s United States geographic segment for each such fiscal year and each officer’s continued employment, and (iv) will be granted, to the extent such performance criteria is satisfied for the applicable fiscal year, on April 1 of the following year, and will vest in equal quarterly parts on the grant date and the following July 1, October 1 and January 1. The performance criteria was not achieved for fiscal year 2024.
Update to Pledging Policy
On March 18, 2025, the Company updated its pledging policy. Pursuant to the updated policy, executive officers and directors of the Company are permitted to pledge their Company securities (exclusive of options, warrants, restricted stock units or other rights to purchase Company securities) as collateral for a loan or an investment, provided that the maximum aggregate loan or investment amount collateralized by such pledged securities does not exceed fifty percent (50%) of the total value of the pledged securities (as measured at the time of the initial loan or investment). In order to safeguard the integrity and effectiveness of the Company’s pledging policy, such pledging is subject to certain limitations, including requiring that such permitted pledges are treated as “transactions” under the Company’s Insider Trading Policy, that the pledgor adhere to certain ongoing reporting obligations and that the Audit Committee of the Board evaluate risks posed by pledge arrangements on an annual or as-needed basis.
Update on Certain Benefits and Perquisites
In accordance with the independently-assessed executive security program established by our Board, the Company provides Mr. Cohen with executive security services. The aggregate incremental costs to the Company of providing these services was $268,553 for the fiscal year ended February 1, 2025. We believe these arrangements and costs are reasonable, appropriate, necessary and in the best interests of the Company and its stockholders, as they enable Mr. Cohen to carry out his responsibilities and, therefore, mitigate risks to our business. While we do not consider these security services to be a personal benefit for or compensation paid to Mr. Cohen because they arise from, and are necessary for the carrying out of, his employment responsibilities, this amount will be set forth in the definitive proxy statement relating to our 2025 Annual Meeting of Stockholders which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act in the “All Other Compensation” column of the Summary Compensation Table to be included therein.
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
ITEM 11.    EXECUTIVE COMPENSATION*
ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS*
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE*
ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES*
* The information not otherwise provided herein that is required by Items 10, 11, 12, 13 and 14 will be set forth in the definitive proxy statement relating to our 2024 Annual Meeting of Stockholders to be held on or around June 12, 2025 which is to be filed with the SEC pursuant to Regulation 14A under the Exchange Act. This definitive proxy statement relates to a meeting of stockholders involving the election of directors and the portions therefrom required to be set forth in this Form 10-K by Items 10, 11, 12, 13 and 14 are incorporated herein by reference pursuant to General Instruction G(3) to Form 10-K. A copy of our insider trading policy is filed as Exhibit 19.1 to this Form 10-K.

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
(2) Financial Statement Schedules required to be filed by Item 8 of this Form 10-K:
The following financial statement schedule for the 52 weeks ended February 1, 2025, 53 weeks ended February 3, 2024 and the 52 weeks ended January 28, 2023 is filed as part of this Form 10-K and should be read in conjunction with our consolidated financial statements appearing elsewhere in this Form 10-K. Other schedules have been omitted because they are not applicable.
Schedule II — Valuation and Qualifying Accounts
For fiscal 2024, 2023 and 2022:

	Balance at Beginning of Period	Charged to Costs and Expenses	Charged to Other Accounts- Accounts Payable (1)	Deductions- Write-Offs Net of Recoveries	Balance at End of Period
	(In millions)
Inventory Reserve
Fiscal 2024	$38.8	$41.6	$(18.0)	$(37.9)	$24.5
Fiscal 2023	46.7	81.3	—	$(89.2)	38.8
Fiscal 2022	34.6	37.0	10.7	(35.6)	46.7
Valuation Allowance for Deferred Tax Assets
Fiscal 2024	$355.2	$—	$—	$(63.9)	$291.3
Fiscal 2023	408.5	—	—	(53.3)	355.2
Fiscal 2022	338.3	70.2	—	—	408.5
___________________
(1)    Consists primarily of amounts received from vendors for defective allowances.

(b)    Exhibits
EXHIBIT INDEX

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed

3.1	Third Amended and Restated Certificate of Incorporation	Quarterly Report on Form 10-Q for the fiscal quarter ended August 3, 2013	September 11, 2013

3.2	Certificate of Amendment of the Third Amended and Restated Certificate of Incorporation	Current Report on Form 8-K	June 3, 2022

3.3	Fifth Amended and Restated Bylaws	Current Report on Form 8-K	March 6, 2017

4.1	Description of Securities	Annual Report on Form 10-K for the fiscal year ended February 1, 2020	March 27, 2020

10.1	Open Market Sale AgreementSM, dated December 8,2020, by and between GameStop Corp. and Jefferies LLC	Current Report on Form 8-K	December 8, 2020

10.2	Open Market Sale AgreementSM, dated May 17, 2024, by and between GameStop Corp, and Jefferies LLC	Current Report on Form 8-K	May 17, 2024

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
10.3*	GameStop Corp. 2022 Incentive Plan	Current Report on Form 8-K	June 3, 2022

10.4*†	Form of Restricted Stock Unit Award Agreement for Employees (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.5*	Form of Restricted Stock Unit Award Agreement for Board of Directors (2022 Plan)	Annual Report on Form 10-K for the fiscal year ended January 28, 2023	March 28, 2023

10.6*	GameStop Corp 2019 Incentive Plan	Definitive Proxy Statement for 2019 Annual Meeting of Stockholders	May 14, 2019

10.7*	Form of Restricted Stock Unit Award Agreement (2019 Plan)	Annual Report on Form 10-K for the fiscal year ended January 29, 2022	March 17, 2022

10.8*	Separation Agreement and Mutual Release of Claims, dated April 4, 2024 between the Company and Nir Patel	Current Report on Form 8-K	April 4, 2024

10.9*	Letter Agreement between Mark H. Robinson and GameStop Corp. executed June 7, 2023	Current Report on Form 8-K	June 7, 2023

10.10*	Letter Agreement between Daniel Moore and GameStop Corp., executed April 11, 2024	Quarterly Report on Form 10-Q for the fiscal quarter ended May 4, 2024	June 11, 2024

19.1	GameStop Corp. Insider Trading Policy	Filed herewith.

21.1	Subsidiaries	Filed herewith.

23.1	Consent of Deloitte & Touche LLP	Filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a)/15d-14(a) under the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed herewith.

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
Furnished herewith.

97.1	GameStop Corp. Dodd-Frank Clawback Policy	Annual Report on Form 10-K for the fiscal year ended February 3, 2024	March 26, 2024

101.INS	XBRL Instance Document.- the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the inline XBRL document	Submitted electronically herewith.

101.SCH	inline XBRL Taxonomy Extension Schema	Submitted electronically herewith.

101.CAL	inline XBRL Taxonomy Extension Calculation Linkbase	Submitted electronically herewith.

101.DEF	inline XBRL Taxonomy Extension Definition Linkbase	Submitted electronically herewith.

Exhibit Number	Description	Previously Filed as an Exhibit to and Incorporated by Reference From	Date Filed
101.LAB	inline XBRL Taxonomy Extension Label Linkbase	Submitted electronically herewith.

104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)	Submitted electronically herewith.
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
Date: March 25, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ RYAN COHEN	President, Chief Executive Officer and Chairman	March 25, 2025
Ryan Cohen	(Principal Executive Officer)

/s/ DANIEL MOORE	Principal Financial and Accounting Officer	March 25, 2025
Daniel Moore	(Principal Financial Officer)

/s/ ALAN ATTAL	Director	March 25, 2025
Alan Attal

/s/ LARRY CHENG	Director	March 25, 2025
Larry Cheng

/s/ JIM GRUBE	Director	March 25, 2025
Jim Grube

/s/ NAT TURNER	Director	March 25, 2025
Nat Turner

/s/ YANG XU	Director	March 25, 2025
Yang Xu